Form 10-K
period 2009-12-31
iGambit, Inc.
filed 2010-06-15
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-53862
iGAMBIT, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3363609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1600 Calebs Path Extension, Suite 114
Hauppauge, New York 11788
(Address of principal executive offices)

(631) 780-7055
(Registrant’s telephone number)	(Registrant’s former telephone number)
Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class: NONE	Name of Each Exchange on Which Registered:
Securities registered pursuant to Section 12(g) of the Act: Common Stock
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☑
Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the act): Yes ☐     No ☑
There is not currently a market for the Registrant’s common stock.
As of May 31, 2010, there were 23,954,056 shares of the Registrant’s $0.001 par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None

iGAMBIT, INC.
FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2009
Exhibit Index
     This annual report on Form 10-K is for the year ended December 31, 2009. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “Company,” “we,” “us” and “our” refer to iGambit, Inc. and its subsidiaries.

PART I
     This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company has based these forward-looking statements on the Company’s current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and the Company’s subsidiaries that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In many cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and other similar words. However, the absence of these words does not mean that the statements are not forward-looking. Factors that might cause or contribute to a material difference include, but are not limited to, those discussed elsewhere in this Annual Report, including the section entitled “Risk Factors” and the risks discussed in the Company’s other Securities and Exchange Commission filings. The following discussion should be read in conjunction with the Company’s audited Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

ITEM 1.	BUSINESS
HISTORY
     We were incorporated in the State of Delaware under the name BigVault.com Inc. on April 13, 2000. On April 18, 2000, we merged with BigVault.com, Inc., a New York corporation with which we were affiliated. We survived the merger, and on December 21, 2000 changed our name to bigVAULT Storage Technologies, Inc. At that time we were in the business of providing remote, internet-based storage vaulting services and related ancillary services to end users and resellers (the “Vault Business”).
     On February 28, 2006 we sold all of our assets to Digi-Data Corporation (“DDC”), an unrelated third party, pursuant to the terms of an Asset Purchase Agreement dated December 21, 2005 (the “APA”), a copy of which is filed herewith as an exhibit. As consideration for our transfer of assets under the APA, DDC paid certain of our liabilities and agreed to make certain quarterly and annual revenue sharing payments to us. Specifically, DDC agreed to make quarterly payments to us, for a period of 5 years, in the amount equal to 10% of the Vault Net Revenues received by DDC through its operation of the Vault Business (the “Quarterly Revenue Share Payments”). “Vault Net Revenues” is defined in the APA as the gross revenue of DDC actually received by DDC that is solely and directly attributable to the Vault Business, to the extent that such revenue is derived from the provision of vault services and/or vault appliances which use the Big Vault core technology, less the sum of (i) any discount given by DDC in compensation for early payment, (ii) returns, allowances, quantity discounts and credits, (iii) any accounting reserve amount, as determined in accordance with GAAP, and (iv) shipping and mailing costs, duties, taxes and insurance. In addition, DDC agreed to make an annual payment to us after the 2nd, 3rd, 4th, and 5th anniversaries of the closing of the transaction, in an amount equal to 5% of any increase in the annual Vault Net Revenue over the immediately prior year’s Vault Net Revenue (the “Annual Increase Payments”, and together with the Quarterly Revenue Share Payments the “Revenue Share Payments”). A schedule of the Quarterly Revenue Share Payments and Annual Increase Payments received to date is set forth below. The final Annual Increase Payment and the final Quarterly Revenue Share Payment are each due on or before May 31, 2011. Mr. Salerno and Ms. Luqman accepted employment with DDC in senior management positions post closing, and continued to work for DDC until February 2009. As of March 1, 2009 Mr. Salerno and Ms. Luqman returned to their full time management roles with the Company.

Period Covered	Amount	Date Received
March 1, 2006 - December 31, 2006 Quarterly Revenue Share Payment	$18,576.42	2/14/2007
1st Quarter 2007 Quarterly Revenue Share Payment	$20,085.64	7/18/2007
2nd Quarter 2007 Quarterly Revenue Share Payment	$54,429.29	9/18/2007
3rd Quarter 2007 Quarterly Revenue Share Payment	$81,761.49	12/17/2007
4th Quarter 2007 Quarterly Revenue Share Payment	$112,343.36	2/22/2008
1st Quarter 2008 Quarterly Revenue Share Payment	$142,403.25	5/1/2008
March 2007 — February 2008 Annual Increase Payment	$159,190.30	5/1/2008
2nd Quarter 2008 Quarterly Revenue Share Payment	$143,815.13	8/9/2008
3rd Quarter 2008 Quarterly Revenue Share Payment	$168,844.36	11/10/2008
4th Quarter 2008 Quarterly Revenue Share Payment	$246,005.85	3/10/2009
1st Quarter 2009 Quarterly Revenue Share Payment	$286,976.65	6/30/2009
March 2008 — February 2009 Annual Increase Payment	$222,322.00	6/30/2009
2nd Quarter 2009 Quarterly Revenue Share Payment	$325,514.21	9/25/2009
3rd Quarter 2009 Quarterly Revenue Share Payment	$365,194.95	12/24/2009
4th Quarter 2009 Quarterly Revenue Share Payment	$414,851.58	2/28/2010
1st Quarter 2010 Quarterly Revenue Share Payment	$472,384	5/26/2010
March 2009 — February 2010 Annual Increase Payment	$362,202	Anticipated in June 2010

	$3,596,900.20

     On April 5, 2006, we changed our name to iGambit, Inc.
     On October 1, 2009, we acquired the assets of Jekyll Island Ventures, Inc., a New York corporation doing business as Gotham Photo Company (“Jekyll”) through our wholly owned subsidiary Gotham Innovation Lab, Inc., a New York corporation (“Gotham”). Pursuant to the terms of the Asset Purchase Agreement and Plan of Reorganization (“APAPR”), we (i) issued 500,000 shares of our common stock to Jekyll at closing; (ii) assumed $10,410.59 of Jekyll accounts payable relating to office rent and health insurance premiums; and (iii) issued Jekyll warrants to purchase 1,500,000 shares of our common stock, at $0.01 per share, subject to a 3 year vesting schedule and the attainment by Gotham of certain revenue targets during said 3 year period.
     On December 2, 2009, we amended our Certificate of Incorporation increasing our authorized shares of common stock to 75 million shares.

OUR COMPANY
Introduction
     We are a company focused on the technology markets. Presently we have one operating subsidiary in the business of providing media technology services to the real estate industry. At this point we have limited revenues consisting solely of revenues from the operation of our Gotham subsidiary ($166,661 in the 4th quarter of 2009) and the receipt of Quarterly Revenue Share Payments and Annual Increase Payments from DDC (totaling $1,614,859.39 in 2009 ($414,851.58 of which was paid in the first quarter of 2010), and $834,586 for the first quarter of 2010 ($362,202 of which is anticipated to be paid in June 2010 )).
     Our primary focus is the acquisition of additional technology companies. We believe that the background of our management and of our Board of Directors in the technology markets is a valuable resource that makes us a desirable business partner to the companies that we are seeking to acquire. When we acquire a company, we work to assume an active role in the development and growth of the company, providing both strategic guidance and operational support. We provide strategic guidance to our partner companies relating to, among other things, market positioning, business model and product development, strategic capital expenditures, mergers and acquisitions and exit opportunities. Additionally, we provide operational support to help our partner companies manage day-to-day business and operational issues and implement best practices in the areas of finance, sales and marketing, business development, human resources and legal services. Once a company joins our partner company network, our collective expertise is leveraged to help position that company to produce high-margin, recurring and predictable earnings and generate long-term value for our stockholders.
     At this point we do not have any plans or agreements to acquire any companies, have not initiated any contact or negotiations with any possible acquisitions, and have not targeted any possible acquisitions. Our current intention is to fund the purchase price of acquisitions through a combination of the issuance of our common stock at closing and the issuance of common stock purchase warrants that would become exercisable only in the event certain earn-out conditions are satisfied by the acquired company. In addition to acquiring entire companies, we would also consider entering into joint ventures and acquiring less than 100 percent of a target company.
Sources of target businesses
     We anticipate that target business candidates will be brought to our attention from various sources, including our management team, investment bankers, venture capital funds, private equity funds, leveraged buyout funds, management buyout funds, consulting firms and other members of the financial community who will become aware that we are seeking business partners via public relations and marketing efforts, direct contact by management or other similar efforts, who may present solicited or unsolicited proposals. Any finder or broker would only be paid a fee upon the completion of a business combination. While we do not presently anticipate engaging the services of professional firms that specialize in acquisitions on any formal basis, we may decide to engage such firms in the future or we may be approached on an unsolicited basis. Our officers and directors, as well as their affiliates, may also bring to our attention target business candidates that they become aware of through their business contacts. While our officers and directors make no commitment as to the amount of time they will spend trying to identify or investigate potential target businesses, they believe that the various relationships they have developed over their careers together with their direct inquiry, will generate a number of potential target businesses that will warrant further investigation. In no event will we pay any of our existing officers, directors, special advisors or stockholders or any entity with which they are affiliated any finder’s fee or other compensation for services rendered to us prior to or in connection with the completion of a business combination. In addition, none of our officers, directors, special advisors or existing stockholders will receive any finder’s fee, consulting fees or any similar fees from any person or entity in connection with any business combination involving us other than any compensation or fees that may be received for any services provided following such business combination.

Selection of a target business and structuring of a business combination
     Our management has virtually unrestricted flexibility in identifying and selecting a prospective target business. We expect that our management will diligently review all of the proposals we receive with respect to a prospective target business. In evaluating a prospective target business, our management will conduct the necessary business, legal and accounting due diligence on such target business and will consider, among other factors, the following:
•	financial condition and results of operations;

•	earnings and growth potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry into the industry;

•	breadth of services offered;

•	degree of current or potential market acceptance of the technology;

•	regulatory environment; and

•	costs associated with effecting the business combination.
     These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective. In evaluating a prospective target business, we will conduct an extensive due diligence review which will encompass, among other things, meetings with incumbent management, where applicable, and inspection of facilities, as well as review of financial and other information which will be made available to us.
Evaluation of the target business’s management
     We would condition any acquisition on the commitment of management of the target business to remain in place post closing. Following a business combination, we may seek to recruit additional managers to supplement the incumbent management of the target business. We cannot assure you that we will have the ability to recruit additional managers, or that any such additional managers will have the requisite skills, knowledge or experience necessary to enhance the incumbent management. Although we intend to closely scrutinize the management of a prospective target business when evaluating the desirability of effecting a business combination, we cannot assure you that our assessment of the target business’s management will prove to be correct.
Competition
     In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors, which may limit our ability to compete in acquiring certain target businesses. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business.

Our Partner Company — Gotham Photo Company
     Products and Services
     Gotham’s business is directed at providing media technology services to the real estate community. The range of media services includes the exclusive Gotham EXPO Full Screen Experience. Gotham also provides website development services, sales office technology and data interchange services for many of the real estate firms in New York City. Gotham’s roster of no less than 996 client accounts includes accounts ranging from single agent accounts to large “master accounts” with large firms such as Prudential Douglas Elliman and Halstead. Taking these and other master accounts into consideration, Gotham does business with over 3,000 New York City real estate agents.
     When it comes to selling real estate every broker or seller listing has to have pictures. Utilizing the latest technology Gotham’s EXPO product provides a full screen listing experience. It allows brokers and sellers to present their listing in the largest format possible while giving the viewer control of the show. EXPO integrates images, photos, floor plans, agent and key listing details in an engaging format that immerses the viewer. Currently, Gotham is capable of integrating up to 16 images into a full screen presentation for any listing.
     EXPO is available for all NYC realtors and will be made available nationwide within the coming months. All systems are built on accessible web platforms that integrate quickly and seamlessly into the agent’s workflow. EXPO is available on a per unit basis, as an add-on to photography services, or on a subscription basis. We price the product on a per-unit basis at $50 per unit, and offer subscription rates ranging from $400 per month to $2500 per month depending on the average yearly listing volume of the subscriber. EXPO was a key factor in our securing of a semi-exclusive media services agreement with Prudential Douglas Elliman.
     In addition to natural expansion into the areas surrounding NYC, Gotham is actively working to expand by further providing services to large accounts that exist in both Manhattan and targeted secondary markets, and through the selective hiring of one-off service providers who are currently operating in other markets.
     Competitive Comparison
     Gotham competes with others in the industry by focusing on user interaction, technology and delivery. Gotham maintains strict standards of photography and a roster of accomplished photographers who we engage in between their premium assignments such as fashion shoots, architectural projects, etc.
     In addition to superior media, in the opinion of management, Gotham’s technology tools set us apart from our competition. For example, our expo product offering utilizes the pre-generation of a multitude of media sets to deliver images sized perfectly for the users screen, wasting no bandwidth or file size, thereby enabling us to maintain the speed and efficiency of the product at an optimal level. A majority of our competitors either don’t seem to employ similar measures in their full screen product offerings or do so on a more limited basis.
     Future Products and Services
     Future offerings will include enhanced products that focus on social media interaction, mobile applications and tools for realtors, as well as multi touch augmented reality technologies for presentations, etc. Gotham will continue to expand its media offerings, integrating with and adopting technologies as they become available.
     Strategy and Implementation Summary
     Gotham’s objective is to be a market leader in offering EXPO, Virtual Tours, and e-Brochures, type services to the real estate industry. Gotham is currently providing services to a number realtors and brokers in the New York Metropolitan area including, but not limited to, Prudential Douglas Elliman, Cocoran and others. We plan to increase our marketing and client base in the NY area and expand to other major cities and markets such as Boston, Philadelphia, Washington DC, Chicago, etc. Within 3 years we expect to be offering our services to over 250 US metropolitan statistical areas.
Employees
     We presently have 9 total employees, all of which are full-time.

SEC FILINGS
     We are classified as a “Smaller Reporting Company” for the purpose of filings with the Securities and Exchange Commission. Certain Form 10-K report disclosures previously included that are not required under the disclosure requirements of a smaller reporting company have been omitted in this report.
     Interested parties may access our public filing free of charge on the SEC’s EDGAR website located at www.sec.gov.
OUR CORPORATE INFORMATION
     Our principal offices are located at 1600 Calebs Path Extension, Suite 114, Hauppauge, New York, 11788. Our telephone number is (631) 780-7055 and our fax number is (631) 656-1055. We currently operate two corporate websites that can be found at www.igambit.com and www.gothamphotocompany.com (the information on the foregoing websites does not form a part of this report).

ITEM 1A.	RISK FACTORS
     Not Required.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
     Not Required.

ITEM 2.	PROPERTIES
     Our principal executive office is located in Hauppauge, New York, in an executive center, where we lease approximately 300 square feet of office space. Monthly lease payments are approximately $2,600 and the lease term expires June 30, 2010.
     Our Gotham operations are located in New York, New York, where we lease approximately 3,000 square feet of office space. Monthly lease payments are approximately $5,000 and the lease term expires October 31, 2010.
     Our leased properties are suitable for their respective uses and are, in general, adequate for our present needs. Our properties are subject to various federal, state, and local statutes and ordinances regulating their operations. Management does not believe that compliance with such statutes and ordinances will materially affect our business, financial condition, or results of operations.

ITEM 3.	LEGAL PROCEEDINGS
     None.

ITEM 4.	(REMOVED AND RESERVED)

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
MARKET INFORMATION
     To date there has not been an established public trading market in the Company’s common stock. The Company’s securities are not listed on any exchange or over the counter market. The Company does not have a ticker symbol.
HOLDERS
     As of May 31, 2010, there are 23,954,056 shares of our common stock outstanding, held of record by 149 persons. We have 2,335,000 common stock warrants outstanding, and 1,796,900 common stock options outstanding.
     As of May 31, 2010, approximately 21,737,018 shares of our common stock are eligible to be sold under Rule 144.
DIVIDENDS
     We have never declared or paid any dividends on our common stock. Any determination to pay dividends in the future will be at the discretion of our Board of Directors and will be dependent upon our results of operations, financial condition, capital requirements, contractual restrictions and other factors deemed relevant by the Board of Directors. The Board of Directors is not expected to declare dividends or make any other distributions in the foreseeable future, but instead intends to retain earnings, if any, for use in business operations.
EQUITY COMPENSATION PLAN INFORMATION
     We currently have one equity compensation plan outstanding which is our 2006 Long Term Incentive Plan. The Plan was adopted by our directors and approved by our stockholders on March 26, 2006. The Plan permits the award of incentive stock options, non-qualified stock options, stock appreciation rights, and stock grants. We have reserved 10 million shares for issuance under the Plan, plus an annual increase equal to 10% of the number of outstanding shares of our common stock on the first day of each year, but in no event more than 15 million shares of common stock in the aggregate. As of December 31, 2009, there were 4,798,708 shares available for issuance under the Plan.
     In addition to our 2006 Long Term Incentive Plan, we have issued and outstanding compensatory warrants to five consultants entitling the holders to purchase a total of 2,310,000 shares of our common stock at an average exercise price of $0.75 per share. Warrants to purchase 60,000 shares of common stock vested upon issuance, have an exercise price of $0.01 per share, and expire December 31, 2010. Warrants to purchase 2,000,000 shares of common stock vest in four equal installments on the date of issuance (May 26, 2009) and on each of the following three anniversaries of the date of issuance, have exercise prices ranging from $0.50 per share to $1.15 per share, and expire on May 26, 2019. Warrants to purchase 250,000 shares of common stock vest 100,000 shares on issuance (June 1, 2009), and 50,000 shares on each of the following three anniversaries of the date of issuance, have exercise prices ranging from $0.50 per share to $1.15 per share, and expire on June 1, 2019. The issuance of the compensatory warrants was not submitted to our shareholders for their approval.

     The following table describes our equity compensation plans as of December 31, 2009:

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		under Equity
	to be Issued Upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(excluding securities
	Outstanding Options,	Outstanding Options,	referenced in
	Warrants and Rights	Warrants and Rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by our stockholders (1)	1,796,900	$0.01	4,798,708

Equity compensation plans not approved by our stockholders	2,310,000	$0.75	0

(1)	Equity compensation plans approved by our stockholders consist of our 2006 Long Term Incentive Plan.
RECENT SALES OF UNREGISTERED SECURITIES
     In August 2009, we issued a total of 735,000 shares of our common stock to 6 individuals upon their exercise of common stock purchase options. The foregoing securities were issued in reliance on Section 4(2) of the Securities Act, and were restricted when issued.
     On May 26, 2009, we issued warrants to purchase 2,000,000 shares of our common stock to Newbridge Securities pursuant to the terms of a consulting agreement between the Company and Newbridge. 500,000 warrants, at an exercise price of $0.50 per share, vested upon issuance; 500,000 warrants, at an exercise price of $0.65 per share, vest on the 1 year anniversary of issuance; 500,000 warrants, at an exercise price of $0.80 per share, vest on the 2 year anniversary of issuance; and 500,000 warrants, at an exercise price of $1.15 per share, vest on the 3 year anniversary of issuance. The securities were issued in reliance on Section 4(2) of the Securities Act. The issued securities are restricted, and the agreements representing the securities contain a standard restrictive legend.
     On June 1, 2009, we issued warrants to purchase 250,000 shares of our common stock to Roetzel & Andress pursuant to the terms of an engagement letter between the Company and Roetzel. 100,000 warrants, at an exercise price of $0.50 per share, vested upon issuance; 50,000 warrants, at an exercise price of $0.65 per share, vest on the 1 year anniversary of issuance; 50,000 warrants, at an exercise price of $0.85 per share, vest on the 2 year anniversary of issuance; and 50,000 warrants, at an exercise price of $1.15 per share, vest on the 3 year anniversary of issuance. The securities were issued in reliance on Section 4(2) of the Securities Act. The issued securities are restricted, and the agreements representing the securities contain a standard restrictive legend.
     On October 1, 2009, we issued 500,000 shares of our common stock and options to purchase 1,500,000 shares of our common stock, at $0.01 per share, to Jekyll in connection with our acquisition of the assets of Jekyll. The securities were issued in reliance on Section 4(2) of the Securities Act. The issued securities are restricted, and the certificates representing the shares contain a standard restrictive legend.

ITEM 6.	SELECTED FINANCIAL DATA
     Not Required

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
CRITICAL ACCOUNTING ESTIMATES
     Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of financial statements may require us to make estimates and assumptions that may affect the reported amounts of assets and liabilities and the related disclosures at the date of the financial statements. We do not currently have any estimates or assumptions where the nature of the estimates or assumptions is material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change or the impact of the estimates and assumptions on financial condition or operating performance is material, except as described below.
Fair Value of Financial Instruments
     For certain of the our financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and amounts due to related parties, the carrying amounts approximate fair value due to their short maturities.
Revenue Recognition
     Contingency payment income is recognized quarterly from a percentage of Digi-Data’s vaulting service revenue, and is included in discontinued operations. Our revenues from continuing operations consist of revenues primarily from sales of products and services rendered to real estate brokers. Revenues are recognized upon delivery of the products or services.
Cash and Cash Equivalents
     For purposes of reporting cash flows, cash and cash equivalents include checking and money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.
Accounts Receivable
     We analyze the collectability of accounts receivable each accounting period and adjust our allowance for doubtful accounts accordingly. A considerable amount of judgment is required in assessing the realization of accounts receivables, including the current creditworthiness of each customer, current and historical collection history and the related aging of past due balances. We evaluate specific accounts when we become aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment.
     As of December 31, 2009, we had charged $65,000 of bad debts to operations for uncollectible accounts.
Property and equipment and depreciation
     Property and equipment are stated at cost. Depreciation for both financial reporting and income tax purposes is computed using combinations of the straight line and accelerated methods over the estimated lives of the respective assets. During the year ended December 31, 2008, we purchased computer equipment totaling $1,864. Computer equipment is depreciated over 5 years. Maintenance and repairs are charged to expense when incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.
     Depreciation expense of $596 and $373 was charged to operations for the years ended December 31, 2009 and 2008, respectively.

Goodwill
     Goodwill represents the fair market value of the common shares issued and common stock options granted by the Company for the acquisition of Jekyll by the Company’s subsidiary, Gotham. In accordance with ASC Topic No. 350 “Intangibles — Goodwill and Other”, the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test, and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified. A lack of projected future operating results from Gotham’s operations may cause impairment. As Gotham’s marketing plan and expected core business is expected to commence later in 2010, it is too early for management to evaluate whether goodwill has been impaired. No impairment was recorded during the year ended December 31, 2009.
Stock-Based Compensation
     As of December 31, 2009, we had a stock-based employee compensation plan which we account for applying SFAS No. 123(R) (“SFAS 123(R)”), “Share-Based Payment.” Under SFAS 123(R), we are required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, we apply the Black-Scholes model. SFAS 123(R) also requires us to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur.
Income Taxes
     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of income in the period that includes the enactment date.
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
     iGambit is a company focused on the technology markets. Our sole operating subsidiary, Gotham Innovation Lab, Inc., is in the business of providing media technology services to the real estate industry. During the year ended December 31, 2009 Gotham produced approximately $166,661 of revenue. We are focused on expanding the operations of Gotham by marketing the company to existing and potential new clients. Currently Gotham has several proposals outstanding to franchisees of one of its main customers, as well as other potential new clients. In addition to Gotham’s operations, we receive Quarterly Revenue Share Payments and Annual Increase Payments from Digi-Data Corporation, which are payable pursuant to the terms of an agreement under which we sold certain assets to DDC in 2006. Payments received from DDC under the agreement totaled $1,446,014 in the year ended December 31, 2009, and $887,236 in the three months ended March 31, 2010. We earned an additional $362,202 under our arrangement with DDC during the three months ended March 31, 2010, which we anticipate will be paid in June 2010. We expect that the payments from DDC, which we will receive through February 2011, will continue to grow based upon the expansion of DDC’s business. We are also focused on acquiring or partnering with additional technology companies.
Year Ended December 31, 2009 as Compared to Year Ended December 31, 2008
     Assets. At December 31, 2009, we had $1,655,228 in current assets and $1,994,608 in total assets, compared to $985,927 in current assets and $1,450,176 in total assets as of December 31, 2008.
     Liabilities. At December 31, 2009, we had total liabilities of $206,991 compared to $496,292 at December 31, 2008. Our total liabilities at December 31, 2009 consisted primarily of accounts payable in the amount of $204,487, whereas our total liabilities as of December 31, 2008 consisted primarily of liabilities from discontinued operations in the amount of $491,538.

     Stockholders’ Equity (Deficit). Our Stockholders’ Equity (Deficit) increased to $1,787,617 at December 31, 2009 from $953,884 at December 31, 2008. This increase was primarily due to the receipt of contingency payments from Digi-Data Corp. and a decrease in accumulated deficit from $(1,204,483) at December 31, 2008, to $(758,724) at December 31, 2009.
     Revenue and Net Incomes. We had revenue of $173,011 for the year ended December 31, 2009, versus no revenue for the year ended December 31, 2008. In addition, we had income from discontinued operations (net of taxes) of $923,739 for the year ended December 31, 2009, compared to $553,363 for the year ended December 31, 2008. Our net income was $445,759 for the year ended December 31, 2009, compared to $403,393 for the year ended December 31, 2008. These increases were due to primarily to the success of the agreement with Digi-Data Corporation. We continue to receive 10% of Digi-Data’s gross Vault sales and 5% of the year to year increase. This agreement ends on February 28, 2011.
     General and Administrative Expenses. General and Administrative Expenses increased to $861,512 for the year ended December 31, 2009 from $196,589 for the year ended December 31, 2008. For the year ended December 31, 2009 our General and Administrative Expenses consisted of corporate administrative expenses of $167,517, legal and accounting fees of $168,095 and, consulting fees of $114,000, and payroll expenses of $168,377. For the year ended December 31, 2008 our General and Administrative Expenses consisted of corporate administrative expenses of $26,808, legal and accounting fees of $23,500, and consulting fees of $146,281. The increases from the year ended December 31, 2008 to the year ended December 31, 2009 relate primarily to: (i) salaries for officers hired by the Company in 2009; (ii) professional costs associated with the acquisition of certain assets of Jekyll Island Ventures, Inc., and the preparation and filing of a registration statement with the SEC; and (iii) costs associated with the operation of our Gotham subsidiary. Costs associated with our officers’ salaries and the operation of our Gotham subsidiary should remain level going forward, subject to a material expansion in the business operations of Gotham which would likely increase our corporate administrative expenses. Further, whereas the additional professional fees associated with the acquisition of Jekyll Island Ventures, Inc. will not carry over into future periods unless we engage in other acquisitions, we do anticipate an increase in legal and accounting fees in 2010 once we become a reporting company under the Securities Exchange Act of 1934.
LIQUIDITY AND CAPITAL RESOURCES
     As reflected in the accompanying consolidated financial statements, at December 31, 2009, we had $857,074 cash and stockholders’ equity of $1,787,617. At December 31, 2009 we had $1,994,608 in total assets. We currently have two sources of revenue. First, we receive revenue from the operation of our Gotham subsidiary, which operates the business we acquired from Jekyll Island Ventures, Inc. in 2009. We anticipate that Gotham’s business and revenues will continue to grow throughout 2010. Gotham is not currently cash flow positive. Gotham generated revenues of $166,661 and a net loss of $(124,954) in 2009. In addition to revenues from Gotham, we receive Quarterly Revenue Share Payments and Annual Increase Payments from Digi-Data Corporation, which are payable pursuant to the terms of an agreement under which we sold certain assets to DDC in 2006. Payments received from DDC under the agreement totaled $1,446,014 in the year ended December 31, 2009, and $887,236 in the three months ended March 31, 2010. We earned an additional $362,202 under our arrangement with DDC during the three months ended March 31, 2010, which we anticipate will be paid in June 2010. We expect that the payments from DDC, which we will receive through February 2011, will continue to grow based upon the expansion of DDC’s business.
     Our primary capital requirements in 2010 are likely to arise from the expansion of our Gotham operations, and, in the event we effectuate an acquisition, from: (i) the amount of the purchase price payable in cash at closing, if any; (ii) professional fees associated with the negotiation, structuring, and closing of the transaction; and (iii) post closing costs. It is not possible to quantify those costs at this point in time, in that they depend on Gotham’s business opportunities, the state of the overall economy, the relative size of any target company we identify and the complexity of the related acquisition transaction(s). We anticipate raising capital in the private markets to cover any such costs, though there can be no guaranty we will be able to do so on terms we deem to be acceptable. We do not have any plans at this point in time to obtain a line of credit or other loan facility from a commercial bank.
     While we believe in the viability of our strategy to improve Gotham’s sales volume and to acquire companies, and in our ability to raise additional funds, there can be no assurances that we will be able to fully effectuate our business plan.
     We believe we will continue to increase our cash position and liquidity for the foreseeable future. We believe we have enough capital to fund our present operations during the next 12 months.
OFF BALANCE SHEET ARRANGEMENTS
     We have no off balance-sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     Not Required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The Financial Statements required by this Item 8 are included in this Report beginning on page F-1, as follows:

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A(T).	CONTROLS AND PROCEDURES
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures
     We carried out an evaluation, as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2009. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2009.
Management’s Annual Report on Internal Control over Financial Reporting.
     We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal accounting and financial officer), and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.
     Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
     Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we believe that, as of December 31, 2009, our internal control over financial reporting is effective.
Change in Internal Controls
     During the quarter ended December 31, 2009, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of the Company’s Independent Registered Public Accounting Firm
     This annual report on Form 10-K does not include an attestation report of the Company’s independent registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

ITEM 9B.	OTHER INFORMATION
     None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS AND EXECUTIVE OFFICERS
     Our board of directors manages our business and affairs. Under our Articles of Incorporation and Bylaws, the Board will consist of not less than one nor more than seven directors. Currently, our Board consists of five directors.
     The names, ages, positions and dates appointed of our current directors and executive officers are set forth below.

Name	Age	Position	Appointed
John Salerno	71	Chief Executive Officer, President, Chairman of the Board, and Director	March 2009 (appointed Chairman and Director in April 2000)
Elisa Luqman	45	Chief Financial Officer, Executive Vice President, General Counsel, and Director	March 2009 (appointed Director in August 2009)
James J. Charles	67	Director	March 2006
George G. Dempster	70	Director	January 2001
John Waters	64	Director	August 2009
     John Salerno, Chief Executive Officer, President, Chairman of the Board, and Director. Mr. Salerno is a seasoned hands-on executive with over 40 years of experience with public and private computer software and service companies. Mr. Salerno built a multi-million dollar business from a start up, servicing the real estate industry. The business was sold in 1984 and Mr. Salerno provided consulting services to a wide range of clients through 1995. In 1996, along with his daughter and a small group of private accredited investors, he co-founded the Company. Mr. Salerno was President and CEO of the Company from April 1, 2000 until February 28, 2006. After signing contracts with Verizon and Cablevision, the Company sold its assets in 2006 to Digi-Data Corporation. From March 1, 2006 thru February 2009 Mr. Salerno served as President of the Vault Services Division of Digi-Data Corporation. Upon the expiration of his 3 year contract the Vault Services Division was at a revenue run rate of $12 million annually. As of March 1, 2009, Mr. Salerno returned to his full time management roll at the Company. Mr. Salerno is an ex — US Marine Corps, Crypto/ Communications Officer and has a BS in Mathematics from Fordham University. Mr. Salerno is Elisa Luqman’s father.
     Elisa Luqman, Chief Financial Officer, Executive Vice President, General Counsel, and Director. Ms. Luqman is a computer literate attorney with over 18 years experience with intellectual property and computer software. Prior to co-founding the Company, Ms. Luqman was president of University Software Corp., a software development company focused on a wide range of student educational and intellectual applications. Ms. Luqman was Chief Operating Officer of the Company, from April 1, 2000 until February 28, 2006. From March 1, 2006 through February 28, 2009 Ms. Luqman was employed as Chief Operating Officer of the Vault Services Division of Digi-Data Corporation, the company that acquired the Company’s assets in 2006, and subsequently during her tenure with Digi-Data Corporation she became the in-house general counsel for the entire corporation. In that capacity she was responsible for acquisitions, mergers, patents, and employee contracts, and worked very closely with Digi-Data’s outside counsel firms, DLA-Piper, the Law Offices of Sandra T. Carr and the patent firm of Jordan and Hamburg. As of March 1, 2009, Ms. Luqman rejoined the Company in her current capacities. Ms Luqman received a BA degree in Marketing, a JD in Law, and a MBA Degree in Finance from Hofstra University. Ms. Luqman is a member of the bar in New York and New Jersey. Ms. Luqman is John Salerno’s daughter.
     James J. Charles, Director. Mr. Charles is a high profile financial executive with a broad base of experience with firms ranging in size from $24MM to $180MM in annual revenue. He worked closely with management and Boards of Directors on matters ranging from mergers and acquisitions to stock restructurings and spin-offs. Mr. Charles has been a self employed Certified Public Accountant from 1999 to present. From 1994 to 1999 Mr. Charles was the chief financial officer of Interpharm Holdings, Inc. From 1966 to 1994 Mr. Charles was a Senior Managing Partner with Ernst & Young. Mr. Charles’ education includes studies and management programs at Harvard University and Williams College. Mr. Charles received his BBA in Accounting at Manhattan College.
     George G. Dempster, Director. Mr. Dempster was Commissioner of Commerce for the State of New York from 1979 to 1983. He served as the Chairman of the Finance Committee for Hofstra University for 25 years from 1976 through 2001, and is currently Chairman Emeritus of the Board of Trustees. Mr. Dempster is currently Chairman and was the prior CEO (1983-2002) of Tran-Leisure Corp, a diversified holding company with interests ranging from helicopter services to manufacturing. From 1969 to 1973 Mr. Dempster served as the CEO of Cybernetics, a major computer software developer. Mr. Dempster served as a marketing manager for IBM from 1961 to 1968. Mr. Dempster has a BA in business administration from Hofstra University.
     John Waters, Director. Mr. Waters was a Senior Partner at Arthur Andersen from 1967 to 2001, with exceptional leadership skills in mergers and acquisitions (particularly reverse mergers) and 1933 Act fillings with the Securities and Exchange Commission. Mr. Waters was involved in raising over $60 million for a special purpose acquisition company (SPAC) and was that company’s Chief Financial Officer from February 2006 to April 2008. Mr. Waters serves on the audit committee and on the board of Authentidate Holding Corp. (ADAT) since July 2004. He was previously the Chief Administrative Officer of that company from July 2004 to December 31, 2005. He also serves on the board of two privately held companies. My Waters is a Certified Public Accountant and has a BBA degree from Iona College.

COMMITTEES OF THE BOARD
     The Board has established an Audit Committee and a Compensation Committee. The Board does not currently have a Nominating Committee. The work typically conducted by a Nominating Committee is conducted by the full Board.
Audit Committee
     The Audit Committee presently consists of Messrs. Charles, Waters, and Dempster, with Mr. Charles serving as chairman. Our Board has determined that Mr. Charles qualifies as an “audit committee financial expert” as defined under the federal securities laws. The Audit Committee is responsible for monitoring and reviewing our financial statements and internal controls over financial reporting. In addition, they recommend the selection of the independent auditors and consult with management and our independent auditors prior to the presentation of financial statements to stockholders and the filing of our forms 10-Q and 10-K. The Company has not adopted a charter. When a charter is adopted, it will be posted on our web site. The Audit Committee was established in August 2009, and thus had no meeting in 2008.
Compensation Committee
     The Compensation Committee presently consists of Messrs. Charles, Waters, and Dempster, with Mr. Waters serving as chairman. The Compensation Committee is responsible for reviewing and recommending to the Board the compensation and over-all benefits of our executive officers, including administering the Company’s 2006 Long Term Incentive Plan. The Compensation Committee may, but is not required to, consult with outside compensation consultants. The Compensation Committee has not adopted a charter. When a charter is adopted, it will be posted on our web site. The Compensation Committee was established in August 2009, and thus had no meetings in 2008.
COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2009.
CODE OF ETHICS
     The Company has not adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.

ITEM 11.	EXECUTIVE COMPENSATION
SUMMARY COMPENSATION TABLE
     Effective September 1, 2009 Mr. Salerno and Ms. Luqman became full time employees of the Company with annual salaries of $225,000 and $200,000 respectively. Prior to September 1, 2009 Mr. Salerno and Ms. Luqman were employees of Digi-Data Corp.
     During 2006 and 2007, Mr. Salerno exercised options to acquire 1,800,000 common shares of the Company and during 2007 Ms. Luqman exercised options to acquire 1,500,000 common shares of the Company.

     Prior to December 31, 2006, the Company was indebted to officers, John Salerno and Elisa Luqman for unpaid compensation accrued totaling $350,000. John Salerno received advances against the deferred compensation in the amounts of $74,281.25 and $44,000 as of December 31, 2007, and December 31, 2008, respectively. Elisa Luqman received advances against the deferred compensation in the amounts of $5,000 and $75,000 as of December 31, 2007, and December 31, 2008, respectively. The advances against deferred compensation totaling $79,281 and $198,281 as of December 31, 2007, and December 31, 2008, respectively were in the form of a note payable to the Company and were collateralized with the officers common shares issued and outstanding of 5,470,000 shares each. During the nine months ended September 30, 2009, the Company paid the total amount of unpaid compensation accrued to the officers, who subsequently repaid the advances received.

Current							Non-Equity
Officers							Incentive	Nonqualified
Name &						Option	Plan	Deferred	All Other
Principal		Salary		Bonus	Stock	Awards	Compensation	Compensation	Compensation		Total
Position	Year	($)		($)	($)(1)	($)	($)	Earnings ($)	($)		($)
John Salerno	2009	77,885	(1)	0	0	0	0	0	8,739	(2)	86,624
CEO, President,	2008	0		0	0	0	0	0	0		0
Chairman & Director

Elisa Luqman	2009	69,231	(3)	0	0	0	0	0	0		69,231
CFO, EVP, General	2008	0		0	0	0	0	0	0		0
Counsel, & Director

(1)	Does not include $200,000 in deferred compensation that was earned prior to December 31, 2006, and paid during 2009.

(2)	Includes $5,766 in health insurance premiums and $4,069 in life insurance premiums.

(3)	Does not include $150,000 in deferred compensation that was earned prior to December 31, 2006, and paid during 2009.
EMPLOYMENT AGREEMENTS WITH NAMED EXECUTIVE OFFICERS
     The Company does not currently have any employment agreements with it executive officers.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
EQUITY COMPENSATION PLAN
     The following table sets forth information, as of December 31, 2009, with respect to the Company’s compensation plans under which equity securities are authorized for issuance.

	Number of		Number of Securities
	Securities to		Remaining Available
	be Issued	Weighted-Average	for Future Issuance
	Upon Exercise	Exercise Price of	Under Equity
	of Outstanding	Outstanding	Compensation Plan
	Options, Warrants	Options, Warrants	(Excluding Securities
Plan Category	and Rights	and Rights	Reflected in Column)
Equity compensation plan approved by security holders	3,143,000	$1.14	2,457,000
•	Additionally, the Company has in place an ESOP plan in which 255,000 shares of the Company’s stock are held on behalf of qualifying participants.

SECURITY OWNERSHIP
     The following table sets forth information known to us, as of May 31, 2010, relating to the beneficial ownership of shares of common stock by: (i) each person who is known by us to be the beneficial owner of more than 5% of the Company’s outstanding common stock; (ii) each director; (iii) each executive officer; and (iv) all executive officers and directors as a group. Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) or securities that can be acquired by him within 60 days, including upon the exercise of options, warrants or convertible securities. The Company determines a beneficial owner’s percentage ownership by assuming that options, warrants and convertible securities that are held by the beneficial owner and which are exercisable within 60 days, have been exercised or converted. The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of iGambit, Inc., 1600 Calebs Path Extension, Suite 114, Hauppauge, New York, 11788. The percentages in the following table are based upon 23,954,056 shares outstanding as of May 31, 2010.

	Amount and Nature
	of Beneficial
Name of Beneficial Owner	Ownership		Percent of Class
John Salerno, C.E.O., President, Chairman of the Board, and Director	5,616,900	(1)	23.3%
Elisa Luqman, C.F.O., Executive Vice President, General Counsel and Director	5,715,000	(2)	23.9%
James J. Charles, Director	441,000		1.8%
George G. Dempster, Director	392,000		1.6%
John Waters, Director	-0-		*
Mehul Mehta	2,450,000		10.2%
Executive Officers and Directors as a Group (5):	12,164,900		50.5%

*	Less than 1.0%

1.	Includes: options to purchase 46,900 shares of common stock at $0.01 per share held by John L. Salerno, Mr. Salerno’s son; and options to purchase 100,000 shares of common stock at $0.01 per share held by Dean T. Salerno, Mr. Salerno’s son.

2.	Includes 245,000 shares of common stock held by Muhammad Luqman, Ms. Luqman’s husband.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
RELATED PARTY TRANSACTIONS
     Pursuant to the terms of the agreements governing the sale of our assets to DDC in 2006, we will continue to receive Revenue Share Payments from DDC until 2011. In connection with said asset sale, Mr. Salerno and Ms. Luqman entered into employment agreements with DDC and worked for DDC until those agreements terminated in February 2009. Notwithstanding the termination of said employment agreements, Mr. Salerno is entitled, pursuant to the terms thereof, to receive a share of the net proceeds of any sale or other disposition of all or substantially all of the stock or assets of DDC that occurs on or before February 2011.
     Director George Dempster was engaged as an Independent Consultant to Digi-Data Corporation from the period June 1, 2006 through April 30, 2009. The Company agreed to share equally in the fees paid to Mr. George Dempster. From the period of February 2006 through February 2009 George Dempster was paid $179,448 directly from Digi-Data. The $89,724 representing the Company’s 50% share of that expense was deducted by Digi-Data from amounts Digi-Data owed to the Company.
     Prior to December 31, 2006, the Company was indebted to officers, John Salerno and Elisa Luqman for unpaid compensation accrued totaling $350,000. John Salerno received advances against the deferred compensation in the amounts of $74,281.25 and $44,000 as of December 31, 2007, and December 31, 2008, respectively. Elisa Luqman received advances against the deferred compensation in the amounts of $5,000 and $75,000 as of December 31, 2007, and December 31, 2008, respectively. The advances against deferred compensation totaling $79,281 and $198,281 as of December 31, 2007, and December 31, 2008, respectively, were in the form of a note payable to the Company and were collateralized with the officers’ common shares issued and outstanding of 5,470,000 shares each. During the nine months ended September 30, 2009, the Company paid the total amount of unpaid compensation to the officers, who subsequently repaid the advances received.

BOARD INDEPENDENCE
     The Company has elected to use the independence standards of the NYSE AMEX Equities Exchange in its determination of whether the members of its Board are independent. Based on the foregoing, the Company has concluded that Mr. Charles, Mr. Waters, and Mr. Dempster are independent. The Board has established an Audit Committee and a Compensation Committee. The Board does not currently have a Nominating Committee. The work typically conducted by a Nominating Committee is conducted by the full Board.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
     The following table shows what Michael F. Albanese, CPA billed for the audit and other services for the years ended December 31, 2009 and December 31, 2008.

	Year Ended	Year Ended
	12/31/ 2009	12/31/08
Audit Fees	$14,000	$25,000
Audit-Related Fees	—	—
Tax Fees	—	—
All Other Fees	—	—

Total	$14,000	$25,000
     Audit Fees — This category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those years.
     Audit-Related Fees — This category includes assurance and related services by the independent auditor that are reasonably related to the performance of the audit or review of the Company’s financial statements and that are not reported under the caption “Audit Fees.”
     Tax Fees — This category includes services rendered by the independent auditor for tax compliance, tax advice, and tax planning.
     All Other Fees — This category includes products and services provided by the independent auditor other than the services reported under the captions “Audit Fees,” “Audit-Related Fees,” and “Tax Fees.”
     Overview — The Company’s Audit Committee, reviews, and in its sole discretion pre-approves, our independent auditors’ annual engagement letter including proposed fees and all audit and non-audit services provided by the independent auditors. Accordingly, all services described under “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” were pre-approved by our Company’s Audit Committee. The Audit Committee may not engage the independent auditors to perform the non-audit services proscribed by law or regulation. The Company’s Audit Committee may delegate pre-approval authority to a member of the Board of Directors, and authority delegated in such manner must be reported at the next scheduled meeting of the Board of Directors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements
(b) Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement between the Company and Digi-Data Corporation, dated December 21, 2005 (1)
2.2	Asset Purchase Agreement and Plan of Reorganization between Jekyll Island Ventures Inc. and Gotham Innovation Lab Inc., dated September 30, 2009 (1)
3.1 (i)	Certificate of Incorporation, filed with the Delaware Secretary of State on April 13, 2000 (1)
3.1(ii)	Certificate of Merger, filed with the Delaware Secretary of State on April 18, 2000 (1)
3.1(iii)	Certificate of Amendment Changing Name, filed with the Delaware Secretary of State on December 19, 2000 (1)
3.1(iv)	Certificate of Merger filed with the Delaware Secretary of State on February 17, 2006 (1)
3.1 (v)	Certificate of Amendment Changing Name filed with the Delaware Secretary of State on April 5, 2006 (1)
3.1(vi)	Certificate of Amendment Increasing Authorized Common Stock to 75 Million Shares, filed with the Delaware Secretary of State on December 2, 2009 (1)
3.2	Bylaws (1)
4.1	Form of Stock Certificate (2)
4.2	Common Stock Purchase Warrant issued to Newbridge Securities
4.3	Common Stock Purchase Warrant issued to Roetzel & Andress
10.1	iGambit, Inc. 2006 Long Term Incentive Plan, Amended 12/31/2006 (1)
10.2	Newbridge Consulting Agreement (2)
10.3	Employment Agreement between Digi-Data Corporation and Mr. Salerno (2)
10.4	Employment Agreement between Digi-Data Corporation and Mrs. Luqman (2)
10.5	Agreement between the Company and Digi-Data Corporation regarding the payment of consulting fees to Mr. Dempster (2)
21	Subsidiaries (1)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1
Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

32.2
Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

(1)	Incorporated by reference to Form 10 filed on December 31, 2009.

(2)	Incorporated by reference to Amendment No. 1 to Form 10 filed on June 11, 2010.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Haupauge, New York, on June 15, 2010.

iGAMBIT, INC.
By:	/s/ John Salerno
John Salerno, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated:

Signature	Title	Date

/s/ John Salerno John Salerno	Chief Executive Officer and Director	June 15, 2010
/s/ Elisa Luqman Elisa Luqman	Chief Financial Officer and Director	June 15, 2010
/s/ James J. Charles James J. Charles	Director	June 15, 2010
/s/ George G. Dempster George G. Dempster	Director	June 15, 2010
/s/ John Waters John Waters	Director	June 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT
To the Board of Directors and Shareholders of:
iGambit Inc.
I have audited the accompanying consolidated balance sheets of iGambit Inc. as of December 31, 2009 and December 31, 2008 and the related statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.
I conducted my audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.
In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iGambit Inc. as of December 31, 2009 and December 31, 2008, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.
The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

/s/ Michael F. Albanese, CPA
Parsippany, NJ
May 6, 2010

IGAMBIT INC.
CONSOLIDATED BALANCE SHEETS

	DECEMBER 31,
	2009	2008
ASSETS

Current assets
Cash	$857,074	$322,439
Accounts receivable	56,743	—
Prepaid expenses	8,838	—
Notes receivable — stockholders	17,000	17,000
Assets from discontinued operations	715,573	646,488

Total current assets	1,655,228	985,927

Property and equipment, net	895	1,491

Other assets
Notes receivable — stockholders	—	198,281
Goodwill	185,000	—
Deposits	2,500	—
Assets from discontinued operations	150,985	264,477

Total other assets	338,485	462,758

	$1,994,608	$1,450,176

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$204,487	$4,754
Loans payable — stockholders	2,504	—

Total current liabilities	206,991	4,754

Long-term liabilities
Liabilities from discontinued operations	—	491,538

Total liabilities	206,991	496,292

Stockholders’ equity
Common stock, $.001 par value; authorized - 75,000,000 shares in 2009 and 30,000,000 in 2008; issued and outstanding - 23,954,056 shares in 2009 and 22,719,056 in 2008	23,954	22,719
Additional paid-in capital	2,522,387	2,135,648
Accumulated deficit	(758,724)	(1,204,483)

Total stockholders’ equity	1,787,617	953,884

	$1,994,608	$1,450,176

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31,

	2009	2008

Sales	$173,011	$—

Cost of sales	47,458	—

Gross profit	125,553	—

Operating expenses
General and administrative expenses	861,512	196,589

Loss from operations	(735,959)	(196,589)

Other income
Interest income	3,908	2,554

Loss from continuing operations before income tax benefit	(732,051)	(194,035)

Income tax benefit	(254,071)	(44,065)

Loss from continuing operations	(477,980)	(149,970)

Income from discontinued operations (net of taxes of $806,898 and $361,286)	923,739	553,363

Net income	$445,759	$403,393

Basic and fully diluted earnings (loss) per common share:
Continuing operations	$(.02)	$(.01)
Discontinued operations, net of tax	$.04	$.03

Net earnings per common share	$.02	$.02

Weighted average common shares outstanding	23,009,029	22,402,104

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
YEARS ENDED DECEMBER 31, 2009 AND 2008

			Additional
	Common Stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balances, December 31, 2007	21,737,018	$21,737	$1,987,749	$(1,607,876)	$401,610

Compensation for vested stock options	—	—	72,900	—	72,900

Common stock issued in consideration of cashless exercise of options, valued at $.01 per share	788,100	788	7,093	—	7,881

Common stock issued in exercise of warrants, valued at $.01 per share	60,000	60	540	—	600

Common stock issued in exercise of warrants, valued at $.50 per share	135,000	135	67,365	—	67,500

Common stock retired	(1,062)	(1)	1	—	—

Net income				403,393	403,393

Balances, December 31, 2008	22,719,056	22,719	2,135,648	(1,204,483)	953,884

Compensation for vested stock options	—	—	67,500	—	67,500

Compensation for vested warrants	—	—	54,000	—	54,000

Common stock issued in consideration of cashless exercise of options, valued at $.01 per share	735,000	735	6,765	—	7,500

Assets of acquired business	—	—	73,974	—	73,974

Common stock issued in business acquisitions	500,000	500	49,500	—	50,000

Stock options granted for acquired business resulting in goodwill			135,000		135,000

Net income				445,759	445,759

Balances, December 31, 2009	23,954,056	$23,954	$2,522,387	$(758,724)	$1,787,617

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,

	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$445,759	$403,393
Adjustments to reconcile net income to net cash provided (used) by operating activities
Income from discontinued operations	(923,739)	(553,363)
Depreciation	596	373
Stock-based compensation expense	121,500	72,900
Cashless exercises of stock options	7,500	7,881
Assets of acquired business	73,974	—
Increase (Decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	(56,743)	—
Prepaid expenses	(8,838)	—
Accounts payable	(199,733)	2,095

Net cash used by continuing operating activities	(140,258)	(66,721)
Net cash provided by discontinued operating activities	29,665	187,811

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(110,593)	121,090

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(1,864)
Increase in deposits	(2,500)	—
Repayments of loans to stockholders	198,281	(126,000)

Net cash provided (used) by continuing investing activities	195,781	(127,864)
Net cash provided by discontinued investing activities	938,481	434,811

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,134,262	306,947

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from shareholders	2,504	—
Proceeds from exercise of warrants	—	68,100

Net cash provided by continuing financing activities	2,504	68,100
Net cash used by discontinued financing activities	(491,538)	(214,605)

NET CASH USED BY FINANCING ACTIVITIES	(489,0334)	(146,505)

NET INCREASE IN CASH	534,635	281,532

CASH — BEGINNING OF YEAR	322,439	40,907

CASH — END OF YEAR	$857,074	$322,439

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,189	$—
Income taxes	4,698	67

Non-cash investing and financing activities:
Stock-based compensation expense	$121,500	$72,900
Cashless exercise of common stock options	7,500	7,881
Common stock issued in business acquisition resulting in goodwill	50,000	—
Stock options granted in business acquisition resulting in goodwill	135,000	—

IGAMBIT INC.
NOTES TO FINANCIAL STATEMENTS
Note 1 — Organization and Basis of Presentation
The consolidated financial statements presented are those of iGambit Inc., (the “Company”) and its wholly-owned subsidiary, Gotham Innovation Lab Inc. (“Gotham”). The Company was incorporated under the laws of the State of Delaware on April 13, 2000. The Company was originally incorporated as Compusations Inc. under the laws of the State of New York on October 2, 1996. The Company changed its name to BigVault.com Inc. upon changing its state of domicile on April 13, 2000. The Company changed its name again to bigVault Storage Technologies Inc. on December 22, 2000 before changing to iGambit Inc. on July 18, 2006. Gotham was incorporated under the laws of the state of New York on September 23, 2009.
Business Acquisition
The Company acquired 200 no par value common shares of Gotham for $100. Subsequent to the acquisition of the Company’s newly formed subsidiary, Gotham, on October 1, 2009 Gotham acquired all of the assets and business operations of Jekyll Island Ventures Inc. doing business as Gotham Photo Company (“Jekyll”) for 500,000 shares of the Company’s common stock at a value of $.10 per share, and for 1,500,000 options to purchase the Company’s common stock over a three year period at a value of $.09 per share. Jekyll is a developer of web based software solutions for the real estate industry in the areas of marketing real estate. Subsequent to the acquisition, Jekyll dissolved and distributed its shares of the Company’s common stock to the shareholders of Jekyll. Gotham maintained Jekyll’s d/b/a name of Gotham Photo Company. The assets acquired from Jekyll are as follows:

Cash	$4,023
Accounts receivable	66,958
Fixed assets	2,993

$73,974

Following is a presentation of pro forma balance sheets and statements of operations for the nine months ended September 30, 2009 and for the year ended December 31, 2008:
Nine months ended September 30, 2009:
Pro Forma Balance Sheets

	iGambit	Jekyll	Combined

Current assets	$1,371,447	$70,981	$1,442,428
Fixed assets	1,044	2,993	4,037
Other assets	153,209	—	153,209

Total assets	1,525,700	73,974	1,599,674

Current liabilities	2,121	—	2,121
Long-term liabilities	—	—	—

Total liabilities	2,121	—	2,121
Stockholders’ equity	1,523,579	73,974	1,597,553

Total liabilities and stockholders’ equity	$1,525,700	$73,974	$1,599,674

Pro Forma Statements of Operations

	iGambit	Jekyll	Combined

Revenue	$—	$249,925	$249,925
Cost of sales	—	43,151	43,151

Gross profit	—	206,774	206,774
General and administrative expenses	418,772	208,965	627,737

Loss from operations	(418,772)	(2,191)	(420,963)
Other income	7,435	—	7,435
Income tax benefit	107,059	—	107,059

Loss from continuing operations	(304,278)	(2,191)	(306,469)
Income from discontinued operations	744,973	—	744,973

Net income (loss)	$440,695	$(2,191)	$438,504

Year ended December 31, 2008:
Pro Forma Balance Sheets

	iGambit	Jekyll	Combined

Current assets	$985,927	$80,650	$1,066,577
Fixed assets	1,491	—	1,491
Other assets	462,758	—	462,758

Total assets	1,450,176	80,650	1,530,826

Current liabilities	4,754	3,929	8,683
Long-term liabilities	491,538	—	491,538

Total liabilities	496,292	3,929	500,221
Stockholders’ equity	953,884	76,721	1,030,605

Total liabilities and stockholders’ equity	$1,450,176	$80,650	$1,530,826

Pro Forma Statements of Operations

	iGambit	Jekyll	Combined

Revenue	$—	$359,590	$359,590
Cost of sales	—	62,100	62,100

Gross profit	—	297,490	297,490
General and administrative expenses	123,689	280,198	403,887

(Loss) income from operations	(123,689)	17,292	(106,397)
Other income	2,554	—	2,554
Income tax benefit	44,065	—	44,065

(Loss) income from continuing operations	(77,070)	17,292	(59,778)
Income from discontinued operations	553,363	—	553,363

Net income	$476,293	$17,292	$493,585

Merger Transaction
On December 19, 2005, the Company executed a certificate of merger whereby BigVault Inc. (a Nevada corporation) merged into the Company leaving the Company as the surviving corporation. Pursuant to the certificate of merger, each share of Big Vault Inc.’s common stock issued and outstanding was converted to one share of the Company’s common stock.
Note 2 — Discontinued Operations
Sale of Business
On February 28, 2006, the Company entered into an asset purchase agreement with Digi-Data Corporation (“Digi-Data”), whereby Digi-Data acquired the Company’s assets and its online digital vaulting business operations in exchange for $1,500,000, which was deposited into an escrow account for payment of the Company’s outstanding liabilities. In addition, as part of the sales agreement, the Company receives payments from Digi-Data based on 10% of the net vaulting revenue payable quarterly over five years. The Company is also entitled to an additional 5% of the increase in net vaulting revenue over the prior year’s revenue. These adjustments to the sales price are included in the discontinued operations line of the statements of income.

The assets and liabilities of the discontinued operations are presented in the balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations for the years ended December 31 are as follows:

	2009	2008
ASSETS
Current:
Accounts receivable	$713,732	$367,430
Deferred income taxes	—	279,058
Noncurrent:
Restricted cash	150,985	165,727
Deferred income taxes	—	98,750

Assets of discontinued operations	$864,717	$910,965

LIABILITIES
Noncurrent:
Prepaid contingency	$—	$141,538
Deferred compensation	—	350,000

Liabilities of discontinued operations	$—	$491,538

Accounts Receivable
Accounts receivable includes 50% of contingency payments earned for the previous quarter.
Restricted Cash
An escrow account was established in connection with the sale of business to Digi-Data to hold funds for contingent liabilities. Under the terms of the sale, 25% of the quarterly contingency payments are deposited into the escrow account for a period of three years. Also under the terms of the sale, 50% of the balance of the escrow funds held will be released after three years, and the remaining balance released after two more years. The escrow account balance was $150,985 and $165,727 at December 31, 2009 and 2008, respectively.
Prepaid Contingency
Prepaid contingency includes cash and expenses advanced by Digi-Data prior to the sale. The balance is being repaid with 25% of quarterly contingency payments earned that is retained by Digi-Data. The prepaid contingency balance was $0 and $141,538 as of December 31, 2009 and 2008, respectively.
Deferred Compensation
The Company was indebted to two former officers for unpaid compensation totaling $350,000 at December 31, 2008. The officers received advances against the deferred compensation totaling $198,281 as of December 31, 2008. In 2009, compensation was fully repaid to the former officers who subsequently repaid the advances against the deferred compensation.

Note 3 — Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Gotham Innovation Lab, Inc. All significant intercompany accounts and transactions have been eliminated.
Use of Estimates in the Preparation of Financial Statements
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reporting amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates.
Fair Value of Financial Instruments
For certain of the Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and amounts due to related parties, the carrying amounts approximate fair value due to their short maturities.
Revenue Recognition
Contingency payment income is recognized quarterly from a percentage of Digi-Data’s vaulting service revenue, and is included in discontinued operations.
The Company’s revenues from continuing operations consists of revenues primarily from sales of products and services rendered to real estate brokers. Revenues are recognized upon delivery of the products or services.
Cash and Cash Equivalents
For purposes of reporting cash flows, cash and cash equivalents include checking and money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.
Accounts Receivable
The Company analyzes the collectability of accounts receivable each accounting period and adjusts its allowance for doubtful accounts accordingly. A considerable amount of judgment is required in assessing the realization of accounts receivables, including the current creditworthiness of each customer, current and historical collection history and the related aging of past due balances. The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment. As of December 31, 2009, the Company has charged $65,000 of bad debts to operations for uncollectible accounts.
a. Property and equipment and depreciation
Property and equipment are stated at cost. Depreciation for both financial reporting and income tax purposes is computed using combinations of the straight line and accelerated methods over the estimated lives of the respective assets. During the year ended December 31, 2008, the Company purchased computer equipment totaling $1,864. Computer equipment is depreciated over 5 years. Maintenance and repairs are charged to expense when incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

Depreciation expense of $596 and $373 was charged to operations for the years ended December 31, 2009 and 2008, respectively.
Goodwill
Goodwill represents the fair market value of the common shares issued and common stock options granted by the Company for the acquisition of Jekyll by the Company’s subsidiary, Gotham. In accordance with ASC Topic No. 350 “Intangibles — Goodwill and Other”), the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test, and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified. A lack of projected future operating results from Gotham’s operations may cause impairment. As Gotham’s marketing plan and expected core business is expected to commence later in 2010, it is too early for management to evaluate whether goodwill has been impaired. No impairment was recorded during the year ended December 31, 2009.
Stock-Based Compensation
As of December 31, 2009, the Company has a stock-based employee compensation plan which it accounts for applying SFAS No. 123(R) (“SFAS 123(R)”), “Share-Based Payment.” Under SFAS 123(R), the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company applies the Black-Scholes model. SFAS 123(R) also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur.
Income Taxes
Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the consolidated financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the consolidated statement of income in the period that includes the enactment date.
Note 4 — Earnings Per Common Share
The Company calculates net earnings (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options and common stock warrants, have not been included in the computation of diluted net earnings (loss) per share for all periods as the result would be anti-dilutive.

	Year Ended
	December 31,
	2009	2008
Stock options	1,796,900	1,046,900
Common stock warrants	3,085,000	835,000

Total shares excluded from calculation	4,881,900	1,881,900

Note 5 — Stock Based Compensation
Stock-based compensation expense for all stock-based award programs, including grants of stock options and warrants, is recorded in accordance with “Compensation—Stock Compensation”, Topic 718 of the FASB ASC. Stock-based compensation expense, which is calculated net of estimated forfeitures, is computed using the grant date fair-value method on a straight-line basis over the requisite service period for all stock awards that vest during the period. The grant date fair value for stock options is calculated using the Black-Scholes option valuation model. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Stock-based compensation expense is reported under general and administrative expenses on the accompanying consolidated statements of income.
In 2006, the Company adopted the 2006 Long-Term Incentive Plan (the “2006 Plan”). Awards granted under the 2006 plan have a ten-year term and may be incentive stock options, non-qualified stock options or warrants. The awards are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a three or four year period. Effective January 1, 2006, we recognized compensation expense ratably over the vesting period, net of estimated forfeitures. As of December 31, 2009, there was approximately $148,500 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 plan. This cost is expected to be recognized over a remaining weighted-average vesting period of 1.42 years.
The 2006 Plan provides for the granting of options to purchase up to 5,510,000 shares of common stock. 5,213,100 options have been exercised to date. There are 1,796,900 options outstanding under the 2006 Plan.
Warrant activity during the years ended December 31, 2009 and 2008 follows:

				Weighted
				Average
			Weighted	Remaining
			Average	Contractual
		Average	Grant-Date	Life
	Warrants	Exercise Price	Fair Value	(Years)
Warrants outstanding at January 1, 2008	1,652,518	$0.67	$0.10

Granted during 2008	60,000	0.01	0.10

Exercised during 2008	(195,000)	0.35	0.10

Expired during 2008	(682,518)	0.32	0.10

Warrants outstanding at December 31, 2008	835,000	0.99	0.10

Granted during 2009	2,250,000	0.77	0.10

Warrants outstanding at December 31, 2009	3,085,000	$0.83	$0.10	7.07

Stock Option Plan activity during the years ended December 31, 2009 and 2008 follows:

				Weighted
				Average
			Weighted	Remaining
			Average	Contractual
		Average	Grant-Date	Life
	Warrants	Exercise Price	Fair Value	(Years)
Options outstanding at January 1, 2008	1,835,000	$0.01	$0.10

Exercised during 2008	(788,100)	0.01	0.10

Options outstanding at December 31, 2008	1,046,900	0.01	0.10

Exercised during 2009	(750,000)	0.01	0.10

Granted during 2009	1,500,000	0.01	0.10

Options outstanding at December 31, 2009	1,796,900	$0.01	$0.10	5.85

The fair value of warrants and options granted is estimated on the date of grant based on the weighted-average assumptions in the table below. The assumption for the expected life is based on evaluations of historical and expected exercise behavior. The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date. The historical stock volatility of the Company’s common stock is used as the basis for the volatility assumption.

	Years ended December 31,
	2009	2008
Weighted average risk free rate	4.87%	4.64%
Average expected life in years	6.6%	5.8%
Expected dividends	None	None
Volatility	20.0%	20.0%
Forfeiture rate	0%	0%
Note 6 — Common Stock Issued
During the year ended December 31, 2009, the Company issued 500,000 common shares in exchange for the asset acquisition of Jekyll Island Ventures Inc. by its wholly-owned subsidiary, Gotham Innovation Labs Inc. Also, during the year ended December 31, 2009, options were exercised for 735,000 shares of common stock, valued at $.01 per share.
On December 2, 2009, the Company amended its certificate of incorporation to increase the number of authorized common shares to 75,000,000.
Dividends may be paid on outstanding shares as declared by the Board of Directors from time to time. Each share of common stock is entitled to one vote.

Note 7 — Income Taxes
The tax provision at December 31 consists of the following:

	2009		2008
From operations:
Continuing operations:
Current tax expense (benefit):	$		$
Federal		(254,578)		(46,228)
State and local		507		2,163

		(254,071)		(44,065)
Deferred tax expense (benefit):		—		—

Total from continuing operations		(254,071)		(44,065)

Discontinued operations:
Current tax expense (benefit):
Federal		128,827		—
State and local		45,773		—

		174,600		—

Deferred tax expense (benefit):
Federal		508,622		285,370
State and local		123,676		75,916

		632,298		361,286

Total from discontinued operations		806,898		361,286

Total		$552,827		$317,221

A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

	Year Ended
	December 31,
	2009	2008
Statutory tax rate	34.0%	34.0%
Effect of State income taxes, net of Federal income tax benefit	5.3%	5.3%

Effective tax rate	39.5%	39.5%

The Company recognizes deferred tax assets and liabilities based on the future tax consequences of events that have been included in the financial statements or tax returns. The differences relate primarily to net operating loss carryovers and to deferred compensation. Deferred tax assets and liabilities are calculated based on the difference between the financial reporting and tax bases of assets and liabilities using the currently enacted tax rates in effect during the years in which the differences are expected to reverse. Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.
The Company’s provision for income taxes differs from applying the statutory U.S. federal income tax rate to income before income taxes. The primary differences result from providing for state income taxes and from deducting certain expenses for financial statement purposes but not for federal income tax purposes.
In accordance with Statement of Financial Accounting Standards (“FAS”) No. 109, Accounting for Income Taxes (“FAS 109”), a valuation allowance is established based on the future recoverability of deferred tax assets. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, the Company’s most recent results of operations and expected future profitability. Management has determined that no valuation allowance related to deferred tax assets is necessary at December 31, 2009 and 2008.

The deferred tax assets included in assets from discontinued operations in the accompanying balance sheets includes the following at December 31:

	2009		2008
Current:	$		$
Net operating loss carryforwards		—		279,058
Non-current:
Net operating loss carryforwards		—		—
Deferred compensation		—		98,750

		$—		$377,808

In June 2006, the FASB issued Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109 (“SFAS 109”). This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with SFAS 109, Accounting for Income Taxes. FIN 48 details how companies should recognize, measure, present, and disclose uncertain tax positions that have been or are expected to be taken. As such, financial statements will reflect expected future tax consequences of uncertain tax positions presuming the taxing authorities’ full knowledge of the position and all relevant facts. FIN 48 will not have a material impact on the financial statements of the Company.
Note 8 — Risks and Uncertainties
Contingency Payment Income — Discontinued Operations
The discontinued operations of contingency payments received from Digi-Data is the Company’s sole source of income. Should Digi-Data not achieve sufficient vaulting revenue or continue to exist, substantial doubt would be raised as to the Company’s ability to continue to exist, as the Company has no other source of revenue.
Uninsured Cash Balances
Substantially all amounts of cash accounts held at financial institutions are insured by the FDIC.
Note 9 — Related Party Transactions
Notes Receivable — Stockholders
The Company provided loans to a stockholder totaling $17,000 and $10,000 at December 31, 2009 and 2008, respectively. The loans bear interest at a rate of 6% and are due on December 31, 2009.
Accrued interest on the note was $1,020 and $698 for the years ended December 31, 2009 and 2008, respectively.
The Company provided advances to two stockholders and former officers totaling $198,281 and $79,281 as of December 31, 2008, against their respective deferred compensation balances. The advances to the stockholders were collateralized with their common shares issued and outstanding of 5,470,000 shares each. The former officers repaid the advances to the Company during the year ended December 31, 2009.
Loans Payable — Stockholders
Two stockholders of the Company who are also former stockholders of Jekyll provided advances to Gotham for expenses totaling $2,504 at December 31, 2009. The loans from the stockholders do not bear interest and are payable on demand.

Lease Commitment
iGambit Inc. entered into an operating lease for office space for a term of 12 months effective June 1, 2009. Monthly rent under the lease is $2,600.
Gotham has an operating lease for office space renewable annually on October 16 at a monthly rent of $5,500.
Rent expense of $32,100 was charged to operations for the year ended December 31, 2009.
Note 10 — Commitments and Contingencies
The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.
Note 11 — Recent Accounting Pronouncements
In September 2009, the Company adopted Accounting Standards Codification (ASC) 105-10-05, which provides for the Financial Accounting Standards Board Accounting Standards Codification (the Codification) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP) to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The Codification does not change GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. ASC 105-10-05 explicitly recognizes rules and interpretative releases of the Securities and Exchange Commission (SEC) under Federal securities laws as authoritative GAAP for SEC registrants. Subsequent revisions to GAAP will be incorporated into the Codification through Accounting Standards Updates (ASU). ASC 105-10-05 is effective for interim and annual periods ending after September 15, 2009, and was effective for the Company in the third quarter of 2009. The adoption of ASC 105-10-05 impacted the Company’s financial statement disclosures, as all references to authoritative accounting literature were updated to and in accordance with the Codification.
In February 2009, the FASB issued an accounting standard now codified within ASC 805, “Business Combinations” that amends the provisions related to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies in a business combination. The standard applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of ASC 450, "Contingencies", if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in ASC 805. The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the standard by the Company was effective January 1, 2009 and did not have an impact on the Company’s financial position and results of operations.
Effective January 1, 2008, the Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures". This pronouncement defines fair value, establishes a hierarchal disclosure framework for measuring fair value, and requires expanded disclosures about fair value measurements. The provisions of this statement apply to all financial instruments that are being measured and reported on a fair value basis. Effective January 1, 2009, the Company adopted the remaining provisions of ASC Topic 820 that were delayed by the issuance of ASC Section 820-10-55, "Fair Value Measurements and Disclosures: Overall: Implementation Guidance and Illustrations”.
In April 2008, the FASB issued an accounting standard now codified within ASC 350, "Intangibles-Goodwill and Other” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. Under this standard, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The intent of the standard is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. Adoption of the standard was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, The Company adopted the standard on January 1, 2009. The Company does not expect the standard to have a material impact on its accounting for future acquisitions of intangible assets.

In November 2008, the FASB issued an accounting now standard codified within ASC 350, "Intangibles-Goodwill and Other” that applies to defensive assets which are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. The standard clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with guidance provided within ASC 805, “Business Combinations” and ASC 820, “Fair Value Measurements and Disclosures". The standard was effective for intangible assets acquired in fiscal years beginning on or after December 15, 2008. The Company adopted this standard effective January 1, 2009 and will apply the provisions of this guidance to intangible assets acquired on or after that date. The Company does not expect the standard to have a material impact on its accounting for future acquisitions of intangible assets.
In April 2009, the FASB issued an accounting standard now codified within ASC 825, “Financial Instruments” that requires disclosures about the fair value of financial instruments that are not reflected in the consolidated balance sheets at fair value whenever summarized financial information for interim reporting periods is presented. Entities are required to disclose the methods and significant assumptions used to estimate the fair value of financial instruments and describe changes in methods and significant assumptions, if any, during the period. The standard was effective for interim reporting periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.
In April 2009, the FASB issued an accounting standard now codified within ASC 820, “Fair Value Measurements and Disclosures", which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales, The standard reaffirms the objective of fair value measurement, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The standard is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.
In May 2009, the FASB issued an accounting standard now codified within ASC 855, “Subsequent Events", which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The standard was effective for interim or annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (ASU 2010-09) "Subsequent Events” (Topic 855): “Amendments to Certain Recognition and Disclosure Requirements". This ASU amends FASB Codification topic 855. The amendments in ASU 2010-09 removes the requirement in ASC 855-10 for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This ASU was effective upon issuance and the Company adopted this ASU as of December 31, 2009. Except for the removal of disclosure requirements in ASC 855-10, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures - Measuring Liabilities at Fair Value". The ASU provides additional guidance for the fair value measurement of liabilities under ASC 820, Fair Value Measurements and Disclosures. The ASU provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. The ASU also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level fair value measurements. The Company adopted the ASU in the fourth fiscal quarter of 2009.

The adoption of the pronouncements above did not have a material effect on the Company’s financial position or results of operations.
New Accounting Pronouncements Not Yet Effective
In October 2009, the FASB issued ASU 2009-13, Multiple-Deliverable Revenue Arrangements, (amendments to ASC Topic 605, Revenue Recognition) (ASU 2009-13) and ASU 2009-14, “Certain Arrangements that Include Software Elements”, (amendments to ASC Topic 985, Software) (ASU 2009-14). ASU 2009-13 requires entities to allocate revenue in an arrangement using estimated selling prices of the delivered goods and services based on a selling price hierarchy. The amendments eliminate the residual method of revenue allocation and require revenue to be allocated using the relative selling price method. ASU 2009-14 removes tangible products from the scope of software revenue guidance and provides guidance on determining whether software deliverables in an arrangement that includes a tangible product are covered by the scope of the software revenue guidance. ASU 2009-13 and ASU 2009-14 should be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15,2010, with early adoption permitted. The Company is currently evaluating the impact of the adoption of these ASUs on its consolidated results of operations or financial condition.
In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable” Interest Entities, which amends ASC 810, Consolidation to address the elimination of the concept of a qualifying special purpose entity. The standard also replaces the quantitative-based risks and rewards calculation for determining which enterprise has a controlling financial interest in a variable interest entity with an approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity and the obligation to absorb losses of the entity or the right to receive benefits from the entity. This standard also requires continuous reassessments of whether an enterprise is the primary beneficiary of a VIE whereas previous accounting guidance required reconsideration of whether an enterprise was the primary beneficiary of a VIE only when specific events had occurred. The standard provides more timely and useful information about an enterprise’s involvement with a variable interest entity and will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for the Company would be January 1, 2010. The Company does not expect the adoption of this standard to have a material effect on its consolidated results of operations and financial condition.
In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements", which provides amendments to ASC 820 Fair Value Measurements and Disclosures, including requiring reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis and (4) the transfers between Levels 1, 2, and 3. The standard is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
The FASB updated ASC Topic 810, Consolidations, and ASC Topic 860, “Transfers and Servicing", which significantly changed the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity (VIE). The update to ASC Topic 860 eliminates the qualifying special purpose entity (QSPE) concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial asset de-recognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization re-characterization provisions. The update to ASC Topic 810 requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE’s primary beneficiary from a mainly quantitative assessment to an exclusively qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.