Form 10-Q
period 2010-03-31
iGambit, Inc.
filed 2010-06-17
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
For the transition period from                       to
Commission file number 000-53862
iGambit, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	11-3363609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1600 Calebs Path Extension, Suite 114
Hauppauge, New York 11788
(Address of Principal Executive Offices)(Zip Code)
(631) 780-7055
(Issuer’s Telephone Number, Including Area Code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The Registrant had 23,954,056 shares of its common stock outstanding as of May 31, 2010.

iGambit, Inc.
Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
IGAMBIT INC.
CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2010	2009
ASSETS

Current assets
Cash	$789,282	$857,074
Accounts receivable	96,953	56,743
Prepaid expenses	13,519	8,838
Notes receivable — stockholders	17,000	17,000
Assets from discontinued operations	866,131	715,573

Total current assets	1,782,885	1,655,228

Property and equipment, net	805	895

Other assets
Goodwill	185,000	185,000
Deposits	2,500	2,500
Assets from discontinued operations	151,218	150,985

Total other assets	338,718	338,485

	$2,122,408	$1,994,608

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable	$139,022	$204,487
Note payable — related party	37,079	—
Loans payable — stockholders	2,504	2,504

Total current liabilities	178,605	206,991

Stockholders’ equity
Common stock, $.001 par value; authorized - 75,000,000 shares; issued and outstanding - 23,954,056 shares	23,954	23,954
Additional paid-in capital	2,522,387	2,522,387
Accumulated deficit	(602,538)	(758,724)

Total stockholders’ equity	1,943,803	1,787,617

	$2,122,408	$1,994,608

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31,

	2010	2009

Sales	$167,342	$—

Cost of sales	47,872	—

Gross profit	119,470	—

Operating expenses
General and administrative expenses	429,567	42,626

Loss from operations	(310,097)	(42,626)

Other income
Interest income	484	—

Loss from continuing operations before income tax benefit	(309,613)	(42,626)

Income tax expense (benefit)	(120,806)	1,219

Loss from continuing operations	(188,807)	(43,845)
Income from discontinued operations (net of taxes of $220,164 and $0)	344,993	353,115

Net income	$156,186	$309,270

Basic and fully diluted earnings (loss) per common share:
Continuing operations	$(.01)	$(.00)
Discontinued operations, net of tax	$.02	$.02

Net earnings per common share	$.01	$.02

Weighted average common shares outstanding	23,954,056	22,719,056

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31,

	2010	2009
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$156,186	$309,270
Adjustments to reconcile net income to net cash used by operating activities
Income from discontinued operations	(344,993)	(353,115)
Depreciation	89	149
Increase (Decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	(40,210)	—
Prepaid expenses	(4,681)	—
Accounts payable	(65,465)	—

Net cash used by continuing operating activities	(299,074)	(43,696)
Net cash provided by discontinued operating activities	(150,557)	(41,286)

NET CASH USED BY OPERATING ACTIVITIES	(449,631)	(84,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayments of loans to stockholders	—	(27,000)

Net cash used by continuing investing activities	—	(27,000)
Net cash provided by discontinued investing activities	344,760	291,614

NET CASH PROVIDED BY INVESTING ACTIVITIES	344,760	264,614

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable to related party	37,079	—

Net cash provided by continuing financing activities	37,079	—
Net cash used by discontinued financing activities	—	(118,325)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	37,079	(118,325)

NET (DECREASE) INCREASE IN CASH	(67,792)	61,307

CASH — BEGINNING OF PERIOD	857,074	322,439

CASH — END OF PERIOD	$789,282	$383,746

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$116	$—
Income taxes	202,101	1,219

IGAMBIT INC.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
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
In the opinion of management, the accompanying interim financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2010.
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

$73,974

IGAMBIT INC.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
Following is a presentation of pro forma balance sheets and statements of operations for the nine months ended September 30, 2009 and for the year ended December 31, 2008:
Nine months ended September 30, 2009:
Pro Forma Balance Sheets

	iGambit	Jekyll	Combined

Current assets	$1,371,447	$70,981	$1,442,428
Fixed assets	1,044	2,993	4,037
Other assets	153,209		153,209

Total assets	1,525,700	73,974	1,599,674

Current liabilities	2,121	—	2,121
Long-term liabilities	—	—	—

Total liabilities	2,121	—	2,121
Stockholders’ equity	1,523,579	73,974	1,597,553

Total liabilities and stockholders’ equity	$1,525,700	$73,974	$1,599,674

Pro Forma Statements of Operations

	iGambit	Jekyll	Combined

Revenue	$—	$249,925	$249,925
Cost of sales	—	43,151	43,151

Gross profit	—	206,774	206,774
General and administrative expenses	418,772	208,965	627,737

Loss from operations	(418,772)	(2,191)	(420,963)
Other income	7,435	—	7,435
Income tax benefit	107,059	—	107,059

Loss from continuing operations	(304,278)	(2,191)	(306,469)
Income from discontinued operations	744,973	—	744,973

Net income (loss)	$440,695	$(2,191)	$438,504

IGAMBIT INC.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
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

IGAMBIT INC.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
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
Restricted Cash
An escrow account was established in connection with the sale of business to Digi-Data to hold funds for contingent liabilities. Under the terms of the sale, 25% of the quarterly contingency payments are deposited into the escrow account for a period of three years. Also under the terms of the sale, 50% of the balance of the escrow funds held will be released after three years, and the remaining balance released after two more years. The escrow account balance was $151,218 and $150,985 at March 31, 2010 and December 31, 2009, respectively.
Prepaid Contingency
Prepaid contingency includes cash and expenses advanced by Digi-Data prior to the sale. The balance is being repaid with 25% of quarterly contingency payments earned that is retained by Digi-Data. The prepaid contingency balance was fully repaid as of December 31, 2009.
Deferred Compensation
The Company was indebted to two former officers for unpaid compensation totaling $350,000 at December 31, 2008. The officers received advances against the deferred compensation totaling $198,281 as of December 31, 2008. In 2009, compensation was fully repaid to the former officers who subsequently repaid the advances against the deferred compensation.

IGAMBIT INC.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
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

IGAMBIT INC.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
Depreciation expense of $89 and $149 was charged to operations for the three months ended March 31, 2010 and 2009, respectively.
Goodwill
Goodwill represents the fair market value of the common shares issued and common stock options granted by the Company for the acquisition of Jekyll by the Company’s subsidiary, Gotham. In accordance with ASC Topic No. 350 “Intangibles — Goodwill and Other”), the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test, and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified. A lack of projected future operating results from Gotham’s operations may cause impairment. As Gotham’s marketing plan and expected core business is expected to commence later in 2010, it is too early for management to evaluate whether goodwill has been impaired. No impairment was recorded during the three months ended March 31, 2010.
Stock-Based Compensation
As of March 31, 2010, the Company has a stock-based employee compensation plan which it accounts for applying SFAS No. 123(R) (“SFAS 123(R)”), “Share-Based Payment.” Under SFAS 123(R), the Company is required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, the Company applies the Black-Scholes model. SFAS 123(R) also requires the Company to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur.
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

	Three Months Ended
	March 31,
	2010	2009
Stock options	1,046,900	296,900
Common stock warrants	835,000	3,085,000

Total shares excluded from calculation	1,881,900	3,381,900

IGAMBIT INC.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
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
In 2006, the Company adopted the 2006 Long-Term Incentive Plan (the “2006 Plan”). Awards granted under the 2006 plan have a ten-year term and may be incentive stock options, non-qualified stock options or warrants. The awards are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a three or four year period. Effective January 1, 2006, we recognized compensation expense ratably over the vesting period, net of estimated forfeitures. As of March 31, 2010, there was approximately $148,500 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 plan. This cost is expected to be recognized over a remaining weighted-average vesting period of 1.29 years.
The 2006 Plan provides for the granting of options to purchase up to 5,510,000 shares of common stock. 5,213,100 options have been exercised to date. There are 1,796,900 options outstanding under the 2006 Plan.
Warrant activity during the three months ended March 31, 2010 follows:

Weighted
Average
			Weighted	Remaining
			Average	Contractual
		Average	Grant-Date	Life
	Warrants	Exercise Price	Fair Value	(Years)
Warrants outstanding at January 1, 2010	3,085,000	$0.83	$0.10

No warrant activity	—	—	—

Warrants outstanding at March 31, 2010	3,085,000	0.83	0.10	6.82

Stock Option Plan activity during the three months ended March 31, 2010 follows:

Weighted
Average
			Weighted	Remaining
			Average	Contractual
		Average	Grant-Date	Life
	Warrants	Exercise Price	Fair Value	(Years)
Options outstanding at January 1, 2010	1,796,000	$0.01	$0.10

No option activity	—	—	—

Options outstanding at December 31, 2009	1,796,900	0.01	0.10	5.59

IGAMBIT INC.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
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

	Three Months ended March 31,
	2010	2009
Weighted average risk free rate	4.87%	4.64%
Average expected life in years	6.4%	5.6%
Expected dividends	None	None
Volatility	20.0%	20.0%
Forfeiture rate	0%	0%
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
Note 7 — Income Taxes
The tax provision at March 31 consists of the following:

	2010	2009
From operations:
Continuing operations:
Current tax expense (benefit):
Federal	$(100,482)	$—
State and local	(20,324)	1,219

	(120,806)	1,219
Deferred tax expense (benefit):	—	—

Total from continuing operations	(120,806)	1,219

Discontinued operations:
Current tax expense (benefit):
Federal	180,603	—
State and local	39,561	—

	220,164	—

Deferred tax expense (benefit):
Federal	—	—
State and local	—	—

	—	—

Total from discontinued operations	220,164	—

Total	$99,358	$1,219

IGAMBIT INC.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

	Three Months Ended
	March 31,
	2010	2009

Statutory tax rate	34.0%	34.0%
Effect of
State income taxes, net of
Federal income tax benefit	5.3%	5.3%

Effective tax rate	39.5%	39.5%

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
In accordance with Statement of Financial Accounting Standards (“FAS”) No. 109, Accounting for Income Taxes (“FAS 109”), a valuation allowance is established based on the future recoverability of deferred tax assets. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, the Company’s most recent results of operations and expected future profitability. Management has determined that no valuation allowance related to deferred tax assets is necessary at March 31, 2010 and December 31, 2009.
The deferred tax assets included in assets from discontinued operations in the accompanying balance sheets includes the following at March 31 and December 31, respectively:

	2010	2009
Current:
Net operating loss carryforwards	$—	$279,058
Non-current:
Net operating loss carryforwards	—	—
Deferred compensation	—	98,750

	$—	$377,808

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

IGAMBIT INC.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
Note 8 — Risks and Uncertainties
Contingency Payment Income — Discontinued Operations
The discontinued operations of contingency payments received from Digi-Data is the Company’s primary source of income. Should Digi-Data not achieve sufficient vaulting revenue or continue to exist, substantial doubt would be raised as to the Company’s ability to continue to exist, as the Company has no other source of revenue.
Uninsured Cash Balances
Substantially all amounts of cash accounts held at financial institutions are insured by the FDIC.
Note 9 — Related Party Transactions
Notes Receivable — Stockholders
The Company provided loans to a stockholder totaling $17,000 at March 31, 2010 and December 31, 2009. The loans bear interest at a rate of 6% and are due on December 31, 2010.
Accrued interest on the note was $252 and $0 for the three months ended March 31, 2010 and 2009, respectively.
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
Loans Payable — Stockholders
Two stockholders of the Company who are also former stockholders of Jekyll provided advances to Gotham for expenses totaling $2,504 at March 31, 2010 and December 31, 2009. The loans from the stockholders do not bear interest and are payable on demand.
Note Payable — Related Party
Gotham provided loans to an entity that is controlled by the officers of Gotham totaling $37,079 at March 31, 2010. The note bears interest at a rate of 5.5% and is due on July 1, 2011.
Interest expense of $116 was charged to operations for the three months ended March 31, 2010.
Lease Commitment
iGambit Inc. entered into an operating lease for office space for a term of 12 months effective June 1, 2009. Monthly rent under the lease is $2,600.
Gotham has an operating lease for office space renewable annually on October 16 at a monthly rent of $5,500.
Rent expense of $24,300 was charged to operations for the three months ended March 31, 2010.
Note 10 — Commitments and Contingencies
The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

IGAMBIT INC.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
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
In February 2009, the FASB issued an accounting standard now codified within ASC 805, “Business Combinations” that amends the provisions related to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies in a business combination. The standard applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of ASC 450, “Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in ASC 805. The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the standard by the Company was effective January 1, 2009 and did not have an impact on the Company’s financial position and results of operations.
Effective January 1, 2008, the Company adopted the provisions of ASC Topic 820, “Fair Value Measurements and Disclosures”. This pronouncement defines fair value, establishes a hierarchal disclosure framework for measuring fair value, and requires expanded disclosures about fair value measurements. The provisions of this statement apply to all financial instruments that are being measured and reported on a fair value basis. Effective January 1, 2009, the Company adopted the remaining provisions of ASC Topic 820 that were delayed by the issuance of ASC Section 820-10-55, “Fair Value Measurements and Disclosures: Overall: Implementation Guidance and Illustrations”.
In April 2008, the FASB issued an accounting standard now codified within ASC 350, “Intangibles-Goodwill and Other” which amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. Under this standard, entities estimating the useful life of a recognized intangible asset must consider their historical experience in renewing or extending similar arrangements or, in the absence of historical experience, must consider assumptions that market participants would use about renewal or extension. The intent of the standard is to improve the consistency between the useful life of a recognized intangible asset and the period of expected cash flows used to measure the fair value of the asset. Adoption of the standard was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years, The Company adopted the standard on January 1, 2009. The Company does not expect the standard to have a material impact on its accounting for future acquisitions of intangible assets.
In November 2008, the FASB issued an accounting now standard codified within ASC 350, “Intangibles-Goodwill and Other” that applies to defensive assets which are acquired intangible assets which the acquirer does not intend to actively use, but intends to hold to prevent its competitors from obtaining access to the asset. The standard clarifies that defensive intangible assets are separately identifiable and should be accounted for as a separate unit of accounting in accordance with guidance provided within ASC 805, “Business Combinations” and ASC 820, “Fair Value Measurements and Disclosures”. The standard was effective for intangible assets acquired in fiscal years beginning on or after December 15, 2008. The Company adopted this standard effective January 1, 2009 and will apply the provisions of this guidance to intangible assets acquired on or after that date. The Company does not expect the standard to have a material impact on its accounting for future acquisitions of intangible assets.

IGAMBIT INC.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
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
In April 2009, the FASB issued an accounting standard now codified within ASC 820, “Fair Value Measurements and Disclosures”, which provides guidance on determining fair value when there is no active market or where the price inputs being used represent distressed sales, The standard reaffirms the objective of fair value measurement, which is to reflect how much an asset would be sold for in an orderly transaction. It also reaffirms the need to use judgment to determine if a formerly active market has become inactive, as well as to determine fair values when markets have become inactive. The standard is effective for interim and annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009.
In May 2009, the FASB issued an accounting standard now codified within ASC 855, “Subsequent Events”, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The standard was effective for interim or annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (ASU 2010-09) “Subsequent Events” (Topic 855): “Amendments to Certain Recognition and Disclosure Requirements”. This ASU amends FASB Codification topic 855. The amendments in ASU 2010-09 removes the requirement in ASC 855-10 for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This ASU was effective upon issuance and the Company adopted this ASU as of December 31, 2009. Except for the removal of disclosure requirements in ASC 855-10, the adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In August 2009, the FASB issued ASU No. 2009-05, “Fair Value Measurements and Disclosures - Measuring Liabilities at Fair Value”. The ASU provides additional guidance for the fair value measurement of liabilities under ASC 820, Fair Value Measurements and Disclosures. The ASU provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using certain techniques. The ASU also clarifies that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of a liability. It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level fair value measurements. The Company adopted the ASU in the fourth fiscal quarter of 2009.
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

IGAMBIT INC.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2010 and 2009
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
In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements”, which provides amendments to ASC 820 Fair Value Measurements and Disclosures, including requiring reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis and (4) the transfers between Levels 1, 2, and 3. The standard is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.
The FASB updated ASC Topic 810, Consolidations, and ASC Topic 860, “Transfers and Servicing”, which significantly changed the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity (VIE). The update to ASC Topic 860 eliminates the qualifying special purpose entity (QSPE) concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial asset de-recognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization re-characterization provisions. The update to ASC Topic 810 requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE’s primary beneficiary from a mainly quantitative assessment to an exclusively qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
FORWARD LOOKING STATEMENTS
This Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included or incorporated by reference in this Form 10-Q which address activities, events or developments that the Company expects or anticipates will or may occur in the future, including such things as future capital expenditures (including the amount and nature thereof), finding suitable merger or acquisition candidates, expansion and growth of the Company’s business and operations, and other such matters are forward-looking statements. These statements are based on certain assumptions and analyses made by the Company in light of its experience and its perception of historical trends, current conditions and expected future developments as well as other factors it believes are appropriate in the circumstances.
     Investors are cautioned that any such forward-looking statements are not guarantees of future performance and involve significant risks and uncertainties, and that actual results may differ materially from those projected in the forward-looking statements. Factors that could adversely affect actual results and performance include, among others, potential fluctuations in quarterly operating results and expenses, government regulation, technology change and competition. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.
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
Revenue Recognition
     Contingency payment income is recognized quarterly from a percentage of Digi-Data’ s vaulting service revenue, and is included in discontinued operations. Our revenues from continuing operations consist of revenues primarily from sales of products and services rendered to real estate brokers. Revenues are recognized upon delivery of the products or services.

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
     Depreciation expense of $89 and $149 was charged to operations for the three months ended March 31, 2010 and 2009, respectively.
Goodwill
     Goodwill represents the fair market value of the common shares issued and common stock options granted by the Company for the acquisition of Jekyll by the Company’s subsidiary, Gotham. In accordance with ASC Topic No. 350 “Intangibles — Goodwill and Other”, the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test, and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified. A lack of projected future operating results from Gotham’s operations may cause impairment. As Gotham’s marketing plan and expected core business is expected to commence later in 2010, it is too early for management to evaluate whether goodwill has been impaired. No impairment was recorded during the three months ended March 31, 2010.
     Stock-Based Compensation
     As of March 31, 2010, the Company had a stock-based employee compensation plan which we account for applying SFAS No. 123(R) (“SFAS 123(R)”), “Share-Based Payment.” Under SFAS 123(R), we are required to select a valuation technique or option-pricing model that meets the criteria as stated in the standard, which includes a binomial model and the Black-Scholes model. At the present time, we apply the Black-Scholes model. SFAS 123(R) also requires us to estimate forfeitures in calculating the expense relating to stock-based compensation as opposed to only recognizing these forfeitures and the corresponding reduction in expense as they occur.
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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
     iGambit is a company focused on the technology markets. Our sole operating subsidiary, Gotham Innovation Lab, Inc., is in the business of providing media technology services to the real estate industry. During the year ended December 31, 2009 and during the three months ended March 31, 2010 Gotham produced approximately $166,661 and $164,932 of revenue, respectively. We are focused on expanding the operations of Gotham by marketing the company to existing and potential new clients. Currently Gotham has several proposals outstanding to franchisees of one of its main customers, as well as other potential new clients. In addition to Gotham’ s operations, we receive Quarterly Revenue Share Payments and Annual Increase Payments from Digi-Data Corporation, which are payable pursuant to the terms of an agreement under which we sold certain assets to DDC in 2006. Payments received from DDC under the agreement totaled $1,446,014 in the year ended December 31, 2009, and $887,236 in the three months ended March 31, 2010. We earned an additional $362,202 under our arrangement with DDC during the three months ended March 31, 2010, which we anticipate will be paid in June 2010. We expect that the payments from DDC, which we will receive through February 2011, will continue to grow based upon the expansion of DDC’s business. We are also focused on acquiring or partnering with additional technology companies.
Three Months Ended March 31, 2010 as Compared to Three Months Ended March 31, 2009
     Assets. At March 31, 2010, we had $2,122,408 in total assets, compared to $1,994,608 at December 31, 2009.
     Liabilities. At March 31, 2010, our total liabilities were $178,605 compared to $206,991 at December 31, 2009. Liabilities consist of accounts payable, a note payable to a related party, and a loan payable to stockholders. We do not have any long term liabilities.
     Stockholders’ Equity (Deficit). Our stockholders’ equity (deficit) increased to $1,943,803 at March 31, 2010 from $1,787,617 at
December 31, 2009. This increase was primarily due to the receipt of contingency payments from Digi-Data Corp. and a decrease in increase in accumulated deficit from $(758,724) at December 31, 2009, to $(602,538) at March 31, 2010.
     Revenues and Net Income. We had $167,342 of revenue during the three months ended March 31, 2010, as compared to no revenue during the three months ended March 31, 2009. In addition, we had income from discontinued operations of $344,993 for the three months ended March 31, 2010, compared to $353,115 for the three months ended March 31, 2009, and net income of $156,186 for the three months ended March 31, 2010, compared to $309,270 for the three months ended March 31, 2009. Our increase in revenue was offset entirely by a $386,941 increase in General and administrative expenses. We continue to receive 10% of Digi-Data’ s gross Vault sales and 5% of the year to year increase. This agreement ends on February 28, 2011.
     General and Administrative Expenses. General and Administrative Expenses increased to $429,567 for the three months ended March 31, 2010 from $42,626 for the three months ended March 31, 2009. For the three months ended March 31, 2010 our General and Administrative Expenses consisted of corporate administrative expenses of $148,367, legal and accounting fees of $7,375 and payroll expenses of $273,825. The increases from the three months ended March 31, 2009 to the three months ended March 31, 2010 relate primarily to: (i) salaries for officers hired by the Company at the end of the 1st quarter of 2009; (ii) professional costs associated with the preparation and filing of a registration statement with the SEC; and (iii) costs associated with the operation of our Gotham subsidiary. Costs associated with our officers’ salaries and the operation of our Gotham subsidiary should remain level going forward, subject to a material expansion in the business operations of Gotham which would likely increase our corporate administrative expenses. Further, whereas the additional professional fees associated with the acquisition of Jekyll Island Ventures, Inc. will not carry over into future periods unless we engage in other acquisitions, we do anticipate an increase in legal and accounting fees in 2010 once we become a reporting company under the Securities Exchange Act of 1934.
Liquidity and Capital Resources
     As reflected in the accompanying consolidated financial statements, at March 31, 2010, we had $789,282 cash and stockholders’ equity of $1,943,803. At March 31, 2010 we had $2,122,408 in total assets, compared to $1,994,608 at December 31, 2009. We currently have two sources of revenue. First, we receive revenue from the operation of our Gotham subsidiary, which operates the business we acquired from Jekyll Island Ventures, Inc. in 2009. We anticipate that Gotham’s business and revenues will continue to grow throughout 2010. Gotham is not currently cash flow positive. Gotham generated revenues of $166,661 and a net loss of $(124,954) in 2009 and revenues of $164,932 and a net loss of $(98,655) for the three months ended March 31, 2010. In addition to revenues from Gotham, we receive Quarterly Revenue Share Payments and Annual Increase Payments from Digi-Data Corporation, which are payable pursuant to the terms of an agreement under which we sold certain assets to DDC in 2006. Payments received from DDC under the agreement totaled $1,446,014 in the year ended December 31, 2009, and $887,236 in the three months ended March 31, 2010. We earned an additional $362,202 under our arrangement with DDC during the three months ended March 31, 2010, which we anticipate will be paid in June 2010. We expect that the payments from DDC, which we will receive through February 2011, will continue to grow based upon the expansion of DDC’s business.
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Not Required.
Item 4T. Controls and Procedures.
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2010. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.
Changes in internal controls. There were no changes in our internal controls over financial reporting during the first fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended March 31, 2010.

Item 1A.	Risk Factors.
Not required

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3.	Defaults upon Senior Securities.
None

Item 4.	Removed and Reserved.

Item 5.	Other Information.
None

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2
Certification of the Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 17, 2010.

iGambit, Inc.
/s/ John Salerno
John Salerno
Chief Executive Officer

/s/ Elisa Luqman
Elisa Luqman
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1
Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

32.2
Certification of the Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)