Form 10-Q
period 2010-06-30
iGambit, Inc.
filed 2010-08-16
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended June 30, 2010

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

The Registrant had 23,954,056 shares of its common stock outstanding as of August 12, 2010.

iGambit, Inc.

Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

IGAMBIT INC.
CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2010	2009

ASSETS

Current assets
Cash	$967,518	$857,074
Accounts receivable	130,254	56,743
Prepaid expenses	210,358	8,838
Notes receivable - stockholders	17,000	17,000
Assets from discontinued operations	856,130	715,573

Total current assets	2,181,260	1,655,228

Property and equipment, net	715	895

Other assets
Goodwill	185,000	185,000
Deposits	2,500	2,500
Assets from discontinued operations	151,398	150,985

Total other assets	338,898	338,485

	$2,520,873	$1,994,608

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$335,670	$204,487
Note payable - related party	34,058	--
Loans payable - stockholders	2,504	2,504

Total current liabilities	372,232	206,991

Stockholders' equity
Common stock, $.001 par value; authorized -
75,000,000 shares; issued and outstanding -
23,954,056 shares	23,954	23,954
Additional paid-in capital	2,522,387	2,522,387
Accumulated deficit	(397,700)	(758,724)

Total stockholders' equity	2,148,641	1,787,617

	$2,520,873	$1,994,608

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009

Sales	$246,317	$--	$413,659	$--

Cost of sales	96,453	--	144,325	--

Gross profit	149,864	--	269,334	--

Operating expenses
General and administrative expenses	429,173	96,124	858,740	139,819

Loss from operations	(279,309)	(96,124)	(589,406)	(139,819)

Other income
Interest income	434	2,408	918	2,408

Loss from continuing operations before income tax benefit	(278,875)	(93,716)	(588,488)	(137,411)

Income tax expense (benefit)	(108,259)	(37,017)	(229,065)	(54,277)

Loss from continuing operations	(170,616)	(56,699)	(359,423)	(83,134)

Discontinued operations
Income from discontinued operations	642,130	416,364	1,207,287	769,479
Provision for income taxes	266,676	135,607	486,840	275,087

Income from discontinued operations, net of taxes	375,454	280,757	720,447	494,392

Net income	$204,838	$224,058	$361,024	$411,258

Basic and fully diluted earnings (loss) per common share:
Continuing operations	$(.01)	$(.00)	$(.02)	$(.00)
Discontinued operations, net of tax	$.02	$.01	$.03	$.02
Net earnings per common share	$.01	$.01	$.01	$.02

Weighted average common shares outstanding	23,954,056	22,719,056	23,954,056	22,719,056

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30,

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$361,024	$411,258
Adjustments to reconcile net income to net
cash (used) provided by operating activities
Income from discontinued operations	(720,447)	(494,392)
Depreciation	180	298
Increase (Decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable	(73,511)	--
Prepaid expenses	(201,520)	--
Accounts payable	131,183	4,588

Net cash used by continuing operating activities	(503,091)	(78,248)
Net cash (used) provided by discontinued operating activities	(140,557)	166,301

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(643,648)	88,053

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in deposits	--	(2,500)
Payments received from loans to stockholders	--	4,000

Net cash provided by continuing investing activities	--	1,500
Net cash provided by discontinued investing activities	720,034	510,119

NET CASH PROVIDED BY INVESTING ACTIVITIES	720,034	511,619

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable to related party	34,058	--

Net cash provided by continuing financing activities	34,058	--
Net cash used by discontinued financing activities	--	(141,538)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	34,058	(141,538)

NET INCREASE IN CASH	110,444	458,134

CASH - BEGINNING OF PERIOD	857,074	322,439

CASH - END OF PERIOD	$967,518	$780,573

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$480	$--
Income taxes	384,934	3,344

Note 1 - Organization and Basis of Presentation

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

Cash	$ 4,023
Accounts receivable	66,958
Fixed assets	2,993
$73,974

Following is a presentation of pro forma balance sheets and statements of operations for the nine months ended September 30, 2009 and for the year ended December 31, 2008, and the pro forma statements of operations for the year ended December 31, 2009:

Nine months ended September 30, 2009:

Pro Forma Balance Sheets

	iGambit	Jekyll	Combined

Current assets	$1,371,447	$70,981	$1,442,428
Fixed assets	1,044	2,993	4,037
Other assets	153,209		153,209
Total assets	1,525,700	73,974	1,599,674

Current liabilities	2,121	--	2,121
Long-term liabilities	--	--	--
Total liabilities	2,121	--	2,121
Stockholders' equity	1,523,579	73,974	1,597,553
Total liabilities and stockholders' equity	$1,525,700	$73,974	$1,599,674

Pro Forma Statements of Operations

	iGambit	Jekyll	Combined

Revenue	$--	$249,925	$249,925
Cost of sales	--	43,151	43,151
Gross profit	--	206,774	206,774
General and administrative expenses	418,772	208,965	627,737
Loss from operations	(418,772)	(2,191)	(420,963)
Other income	7,435	--	7,435
Income tax benefit	107,059	--	107,059
Loss from continuing operations	(304,278)	(2,191)	(306,469)
Income from discontinued operations	744,973	--	744,973
Net income (loss)	$440,695	$(2,191)	$438,504

Year ended December 31, 2008:

Pro Forma Balance Sheets

	iGambit	Jekyll	Combined

Current assets	$985,927	$80,650	$1,066,577
Fixed assets	1,491	--	1,491
Other assets	462,758	--	462,758
Total assets	1,450,176	80,650	1,530,826

Current liabilities	4,754	3,929	8,683
Long-term liabilities	491,538	--	491,538
Total liabilities	496,292	3,929	500,221
Stockholders' equity	953,884	76,721	1,030,605
Total liabilities and stockholders' equity	$1,450,176	$80,650	$1,530,826

Pro Forma Statements of Operations

	iGambit	Jekyll	Combined

Revenue	$--	$359,590	$359,590
Cost of sales	--	62,100	62,100
Gross profit	--	297,490	297,490
General and administrative expenses	123,689	280,198	403,887
(Loss) income from operations	(123,689)	17,292	(106,397)
Other income	2,554	--	2,554
Income tax benefit	44,065	--	44,065
(Loss) income from continuing operations	(77,070)	17,292	(59,778)
Income from discontinued operations	553,363	--	553,363
Net income	$476,293	$17,292	$493,585

Year ended December 31, 2009:

Pro Forma Statements of Operations

	iGambit	Jekyll	Combined

Revenue	$6,500	$416,586	$423,086
Cost of sales	--	90,608	90,608
Gross profit	6,500	325,978	332,478
General and administrative expenses	617,505	453,123	1,070,628
Loss from operations	(611,005)	(127,145)	(738,150)
Other income	3,908	--	3,908
Income tax benefit	254,071	--	254,071
Loss from continuing operations	(353,026)	(127,145)	(480,171)
Income from discontinued operations	923,739	--	923,739
Net income (loss)	$570,713	$(127,145)	$443,568

Merger Transaction

On December 19, 2005, the Company executed a certificate of merger whereby BigVault Inc. (a Nevada corporation) merged into the Company leaving the Company as the surviving corporation.  Pursuant to the certificate of merger, each share of Big Vault Inc.’s common stock issued and outstanding was converted to one share of the Company’s common stock.

Note 2 – Discontinued Operations

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

The assets and liabilities of the discontinued operations are presented in the balance sheets under the captions “Assets of discontinued operations” and “Liabilities of discontinued operations.” The underlying assets and liabilities of the discontinued operations for the years ended December 31 are as follows:

	2009	2008

ASSETS
Current:
Accounts receivable	$713,732	$367,430
Deferred income taxes	--	279,058
Noncurrent:
Restricted cash	150,985	165,727
Deferred income taxes	--	98,750
Assets of discontinued operations	$864,717	$910,965

LIABILITIES
Noncurrent:
Prepaid contingency	$--	$141,538
Deferred compensation	--	350,000
Liabilities of discontinued operations	$--	$491,538

Accounts Receivable

Accounts receivable includes 50% of contingency payments earned for the previous quarter.

Restricted Cash

An escrow account was established in connection with the sale of business to Digi-Data to hold funds for contingent liabilities.  Under the terms of the sale, 25% of the quarterly contingency payments are deposited into the escrow account for a period of three years.  Also under the terms of the sale, 50% of the balance of the escrow funds held will be released after three years, and the remaining balance released after two more years.  The escrow account balance was $151,398 and $150,985 at June 30, 2010 and December 31, 2009, respectively.

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

Note 3 – Summary of Significant Accounting Policies

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

Depreciation expense of $180 and $298 was charged to operations for the six months ended June 30, 2010 and 2009, respectively.

Goodwill

Goodwill represents the fair market value of the common shares issued and common stock options granted by the Company for the acquisition of Jekyll by the Company’s subsidiary, Gotham.  In accordance with ASC Topic No. 350 “Intangibles – Goodwill and Other”), the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test, and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified. A lack of projected future operating results from Gotham’s operations may cause impairment.  As Gotham’s marketing plan and expected core business is expected to commence later in 2010, it is too early for management to evaluate whether goodwill has been impaired.  No impairment was recorded during the six months ended June 30, 2010.

Stock-Based Compensation

The Company accounts for its stock-based employee compensation plan in accordance with ASC Topic No. 718-20, Awards Classified as Equity, which requires the measurement of compensation expense for all share-based compensation granted to employees and non-employee directors at fair value on the date of grant and recognition of compensation expense over the related service period for awards expected to vest.  The Company uses the Black-Scholes option valuation model to estimate the fair value of its stock options and warrants. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected stock price volatility of the Company’s common stock.  Changes in these subjective input assumptions can materially affect the fair value estimate of the Company’s stock options and warrants.

Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC Topic No. 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

The Company applies the provisions of ASC Topic No. 740 for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the Company’s financial statements. In accordance with this provision, tax positions must meet a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position.

Note 4 - Earnings Per Common Share

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

	Six Months Ended June 30,
	2010	2009
StocSStock options	1,046,900	296,900
Aver Common stock warrants	835,000	3,085,000

Basic Total shares excluded from calculation	1,881,900	3,381,900

Note 5 – Stock Based Compensation

Stock-based compensation expense for all stock-based award programs, including grants of stock options and warrants, is recorded in accordance with "Compensation—Stock Compensation", Topic 718 of the FASB ASC. Stock-based compensation expense, which is calculated net of estimated forfeitures, is computed using the grant date fair-value method on a straight-line basis over the requisite service period for all stock awards that vest during the period. The grant date fair value for stock options is calculated using the Black-Scholes option valuation model. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Stock-based compensation expense is reported under general and administrative expenses on the accompanying consolidated statements of income.

In 2006, the Company adopted the 2006 Long-Term Incentive Plan (the "2006 Plan").   Awards granted under the 2006 plan have a ten-year term and may be incentive stock options, non-qualified stock options or warrants. The awards are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a three or four year period. Effective January 1, 2006, we recognized compensation expense ratably over the vesting period, net of estimated forfeitures. As of June 30, 2010, there was approximately $148,500 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 plan. This cost is expected to be recognized over a remaining weighted-average vesting period of 1.16 years.

The 2006 Plan provides for the granting of options to purchase up to 5,510,000 shares of common stock.  5,213,100 options have been exercised to date.  There are 1,796,900 options outstanding under the 2006 Plan.

Warrant activity during the six months ended June 30, 2010 follows:

				Weighted
				Average
			Weighted	Remaining
		Average	Average	Contractual
	Warrants	Exercise Price	Grant-Date Fair Value	Life (Years)
Warrants outstanding at January 1, 2010	3,085,000	$0.83	$0.10
No warrant activity	--	--	--
Warrants outstanding at June 30, 2010	3,085,000	$0.83	$0.10	6.58

Stock Option Plan activity during the six months ended June 30, 2010 follows:

				Weighted
				Average
			Weighted	Remaining
		Average	Average	Contractual
	Warrants	Exercise Price	Grant-Date Fair Value	Life (Years)
Options outstanding at January 1, 2010	1,796,000	$0.01	$0.10
No option activity	--	--	--
Options outstanding at June 30, 2010	1,796,900	$0.01	$0.10	5.34

The fair value of warrants and options granted is estimated on the date of grant based on the weighted-average assumptions in the table below.  The assumption for the expected life is based on evaluations of historical and expected exercise behavior.  The risk-free interest rate is based on the U.S. Treasury rates at the date of grant with maturity dates approximately equal to the expected life at the grant date.  The calculated value method using the historical volatility of the Computer Services industry is used as the basis for the volatility assumption.

	Six months ended June 30,
	2010	2009
Weighted average risk-free rate	4.87%	4.64%
Average expected life in years	6.0	5.3
Expected dividends	None	None
Volatility	20%	20%
Forfeiture rate	0%	0%

Note 6 – Common Stock Issued

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

Note 7 - Income Taxes

The tax provision at June 30 consists of the following:

	2010	2009
From operations:
Continuing operations:
Current tax expense (benefit):
Federal	$(180,932)	$(42,872)
State and local	(48,133)	(11,405)
	(229,065)
Deferred tax expense (benefit)	--	--
Total from continuing operations	(229,065)	(54,277)
Discontinued operations:
Current tax expense (benefit)
Federal	386,573	211,220
State and local	100,267	63,867
	486,840	275,087
Deferred tax expense (benefit):
Federal	--	--
State and local	--	--
	--	--
Total from discontinued operations	486,840	--

Total	$257,775	$220,810

A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

          Six Months Ended
       June 30,

                                                                                                         2010                      2009

Statutory tax rate                                                                           34.0%                 34.0%
  Effect of:
State income taxes, net of
Federal income tax benefit                                                             5.3%                   5.3%
Effective tax rate                                                                           39.5%                  39.5%

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

In accordance with ASC Topic No. 740, Income Taxes, a valuation allowance is established based on the future recoverability of deferred tax assets.  This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, the Company’s most recent results of operations and expected future profitability.  Management has determined that no valuation allowance related to deferred tax assets is necessary at June 30, 2010 and December 31, 2009.

The deferred tax assets included in assets from discontinued operations in the accompanying balance sheets includes the following at June 30 and December 31, respectively:

2010                      2009

Current:
    Net operating loss carryforwards                                       $           --                     $ 279,058
Non-current:
    Net operating loss carryforwards                                                    --                                  --
    Deferred compensation                                                                     --                          98,750

     $           --                     $ 377,808

Note 8 – Risks and Uncertainties

Contingency Payment Income – Discontinued Operations

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

Note 9 - Related Party Transactions

Notes Receivable - Stockholders

The Company provided loans to a stockholder totaling $17,000 at June 30, 2010 and December 31, 2009.  The loans bear interest at a rate of 6% and are due on December 31, 2010.

Accrued interest on the note was $506 for the six months ended June 30, 2010 and 2009, respectively.

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

Loans Payable - Stockholders

Two stockholders of the Company who are also former stockholders of Jekyll provided advances to Gotham for expenses totaling $2,504 at June 30, 2010 and December 31, 2009.  The loans from the stockholders do not bear interest and are payable on demand.

Note Payable – Related Party

Gotham provided loans to an entity that is controlled by the officers of Gotham totaling $34,058 at June 30, 2010.  The note bears interest at a rate of 5.5% and is due on July 1, 2011.
Interest expense of $310 was charged to operations for the six months ended June 30, 2010.

Lease Commitment

iGambit Inc. entered into an operating lease for office space for a term of 12 months effective June 1, 2009.  Monthly rent under the lease is $2,600.

Gotham has an operating lease for office space renewable annually on October 16 at a monthly rent of $5,500.

Rent expense of $43,100 was charged to operations for the six months ended June 30, 2010.

Note 10 – Commitments and Contingencies

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

Note 11 – Recent Accounting Pronouncements

In September 2009, the Company adopted Accounting Standards Codification (ASC) 105-10-05, which provides for the Financial Accounting Standards Board Accounting Standards Codification (the Codification) to become the single official source of authoritative, nongovernmental U.S. generally accepted accounting principles (GAAP) to be applied by non-governmental entities in the preparation of financial statements in conformity with GAAP. The Codification does not change GAAP, but combines all authoritative standards into a comprehensive, topically organized online database. ASC 105-10-05 explicitly recognizes rules and interpretative releases of the Securities and Exchange Commission (SEC) under Federal securities laws as authoritative GAAP for SEC registrants. Subsequent revisions to GAAP will be incorporated into the Codification through Accounting Standards Updates (ASU). ASC 105-10-05 is effective for interim and annual periods ending after September 15, 2009, and was effective for the Company in the third quarter of 2009. The adoption of ASC 105-10-05 impacted the Company's financial statement disclosures, as all references to authoritative accounting literature were updated to and in accordance with the Codification.

In February 2009, the FASB issued an accounting standard now codified within ASC 805, “Business Combinations” that amends the provisions related to the initial recognition and measurement, subsequent measurement, and disclosure of assets and liabilities arising from contingencies in a business combination. The standard applies to all assets acquired and liabilities assumed in a business combination that arise from contingencies that would be within the scope of ASC 450, “Contingencies”, if not acquired or assumed in a business combination, except for assets or liabilities arising from contingencies that are subject to specific guidance in ASC 805. The standard applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of the standard by the Company was effective January 1, 2009 and did not have an impact on the Company's financial position and results of operations.

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

In May 2009, the FASB issued an accounting standard now codified within ASC 855, “Subsequent Events”, which sets forth general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. It requires the disclosure of the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether that date represents the date the financial statements were issued or were available to be issued. The standard was effective for interim or annual periods ending after June 15, 2009 and was adopted by the Company in the second quarter of 2009. In February 2010, the FASB issued Accounting Standards Update No. 2010-09 (ASU 2010-09) “Subsequent Events” (Topic 855): “Amendments to Certain Recognition and Disclosure Requirements”. This ASU amends FASB Codification topic 855. The amendments in ASU 2010-09 removes the requirement in ASC 855-10 for a SEC filer to disclose a date through which subsequent events have been evaluated in both issued and revised financial statements. This ASU was effective upon issuance and the Company adopted this ASU as of December 31, 2009. Except for the removal of disclosure requirements in ASC 855-10, the adoption of this standard did not have a material impact on the Company's consolidated financial statements.

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

The adoption of the pronouncements above did not have a material effect on the Company's financial position or results of operations.

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

The standard provides more timely and useful information about an enterprise's involvement with a variable interest entity and will be effective as of the beginning of interim and annual reporting periods that begin after November 15, 2009, which for the Company would be January 1, 2010. The Company does not expect the adoption of this standard to have a material effect on its consolidated results of operations and financial condition.

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

The FASB updated ASC Topic 810, Consolidations, and ASC Topic 860, “Transfers and Servicing”, which significantly changed the accounting for transfers of financial assets and the criteria for determining whether to consolidate a variable interest entity (VIE). The update to ASC Topic 860 eliminates the qualifying special purpose entity (QSPE) concept, establishes conditions for reporting a transfer of a portion of a financial asset as a sale, clarifies the financial asset de-recognition criteria, revises how interests retained by the transferor in a sale of financial assets initially are measured, and removes the guaranteed mortgage securitization re-characterization provisions. The update to ASC Topic 810 requires reporting entities to evaluate former QSPEs for consolidation, changes the approach to determining a VIE's primary beneficiary from a mainly quantitative assessment to an exclusively qualitative assessment designed to identify a controlling financial interest, and increases the frequency of required reassessments to determine whether a company is the primary beneficiary of a VIE. The Company does not expect the adoption of this standard to have a material impact on its consolidated financial statements.

Note 12 – Subsequent Events

On July 20, 2010, the Company entered into a letter of intent to acquire the assets and business of Allied Airbus, Inc. (“Allied”).  In exchange for the acquisition of Allied, the Company would issue to Allied upon execution of the definitive agreement 500,000 shares of the Company’s common stock and an additional 2,250,000 common shares over a three year period beginning on January 1, 2011 based upon certain performance criteria, as well as additional cash or discounted common stock based upon earnings criteria.  The Company would also assume or retire debt of Allied of not more than $225,000.  The letter of intent will terminate on September 30, 2010 if both parties are unable tonegotiate a mutually acceptable definitive agreement, unless the parties agree in writing to extend such date.

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

Depreciation expense of $180 and $298 was charged to operations for the six months ended June 30, 2010 and 2009, respectively.

Goodwill

     Goodwill represents the fair market value of the common shares issued and common stock options granted by the Company for the acquisition of Jekyll by the Company’s subsidiary, Gotham. In accordance with ASC Topic No. 350 “Intangibles — Goodwill and Other”, the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test, and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified. A lack of projected future operating results from Gotham’s operations may cause impairment. As Gotham’s marketing plan and expected core business is expected to commence later in 2010, it is too early for management to evaluate whether goodwill has been impaired. No impairment was recorded during the six months ended June 30, 2010.

Stock-Based Compensation

    We account for our stock-based employee compensation plan in accordance with ASC Topic No. 718-20, Awards Classified as Equity, which requires the measurement of compensation expense for all share-based compensation granted to employees and non-employee directors at fair value on the date of grant and recognition of compensation expense over the related service period for awards expected to vest.  We use the Black-Scholes option valuation model to estimate the fair value of our stock options and warrants. The Black-Scholes option valuation model requires the input of highly subjective assumptions including the expected stock price volatility of the Company’s common stock.  Changes in these subjective input assumptions can materially affect the fair value estimate of our stock options and warrants.

Income Taxes

     We account for income taxes using the asset and liability method in accordance with ASC Topic No. 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities, and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

     We apply the provisions of ASC Topic No. 740 for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the Company’s financial statements. In accordance with this provision, tax positions must meet a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

   iGambit is a company focused on the technology markets. Our sole operating subsidiary, Gotham Innovation Lab, Inc., is in the business of providing media technology services to the real estate industry. During the year ended December 31, 2009 and during the six months ended June 30, 2010 Gotham produced approximately $166,661 and $413,659 of revenue, respectively. We are focused on expanding the operations of Gotham by marketing the company to existing and potential new clients. Currently Gotham has several proposals outstanding to franchisees of one of its main customers, as well as other potential new clients. In addition to Gotham’s operations, we receive Quarterly Revenue Share Payments and Annual Increase Payments from Digi-Data Corporation, which are payable pursuant to the terms of an agreement under which we sold certain assets to DDC in 2006. Contingency Payments earned from DDC under the agreement totaled $1,446,014 in the year ended December 31, 2009, and $1,008,733 in the six months ended June 30, 2010 which we anticipate will be paid in September 2010. Under our arrangement with DDC, we earned an additional $198,554 of accrued revenue for the 5% year to year Contingency Payments during the six months ended June 30, 2010, which we anticipate will be paid in 2011. We expect that the payments from DDC, which we will receive through February 2011, will continue to grow based upon the expansion of DDC’s business. We are also focused on acquiring or partnering with additional technology companies.

Three Months Ended June 30, 2010 as Compared to Three Months Ended June 30, 2009

     Assets. At June 30, 2010, we had $2,181,260 in total assets, compared to $1,994,608 at December 31, 2009.   The increase in total assets was primarily due to the increase in cash as a result of the receipt of increased contingency payments from DDC.

     Liabilities. At June 30, 2010, our total liabilities were $372,232 compared to $206,991 at December 31, 2009. Liabilities consist of accounts payable, a note payable to a related party, and a loan payable to stockholders. We do not have any long term liabilities.  The increase in total liabilities was primarily due to the income tax provision.

     Stockholders’ Equity (Deficit). Our stockholders’ equity increased to $2,148,641 at June 30, 2010 from $1,787,617 at December 31, 2009. This increase was primarily due to the receipt of contingency payments from Digi-Data Corp. and a decrease in accumulated deficit from $(758,724) at December 31, 2009, to $(397,700) at June 30, 2010.

     Revenues and Net Income. We had $246,317 of revenue during the three months ended June 30, 2010, as compared to no revenue during the three months ended June 30, 2009.  The increase in revenue was due to revenue generated by our acquired subsidiary Gotham.  In addition, we had income from discontinued operations of $375,454 for the three months ended June 30, 2010, compared to $280,757 for the three months ended June 30, 2009, and net income of $204,838 for the three months ended June 30, 2010, compared to $224,058 for the three months ended June 30, 2009. Our increase in revenue was offset entirely by a $333,049 increase in General and administrative expenses. We continue to receive 10% of Digi-Data’s gross Vault sales and 5% of the year to year increase. This agreement ends on February 28, 2011.

     General and Administrative Expenses. General and Administrative Expenses increased to $429,173 for the three months ended June 30, 2010 from $96,124 for the three months ended June 30, 2009. For the three months ended June 30, 2010 our General and Administrative Expenses consisted of corporate administrative expenses of $125,937, legal and accounting fees of $47,855 and payroll expenses of $255,381 For the three months ended June 30, 2009 our General and Administrative Expenses consisted of corporate administrative expenses of $24,779, and legal and accounting fees of $71,345. The increases from the three months ended June 30, 2009 to the three months ended June 30, 2010 relate primarily to: (i) professional costs associated with the preparation and filing of a registration statement with the SEC; and (ii) costs associated with the operation of our Gotham subsidiary. Costs associated with the operation of our Gotham subsidiary should remain level going forward, subject to a material expansion in the business operations of Gotham which would likely increase our corporate administrative expenses. Further, we anticipated an increase in legal and accounting fees in 2010 as a result of having become a reporting company under the Securities Exchange Act of 1934.

Six Months Ended June 30, 2010 as Compared to Six Months Ended June 30, 2009

     Revenues and Net Income. We had $413,659 of revenue during the six months ended June 30, 2010, as compared to no revenue during the six months ended June 30, 2009.  The increase in revenue was due to revenue generated by our acquired subsidiary Gotham.  In addition, we had income from discontinued operations of $720,447 for the six months ended June 30, 2010, compared to $494,392 for the six months ended June 30, 2009, and net income of $361,024 for the six months ended June 30, 2010, compared to $411,258 for the six months ended June 30, 2009. Our increase in revenue was offset entirely by a $719,990 increase in General and administrative expenses. We continue to receive 10% of Digi-Data’s gross Vault sales and 5% of the year to year increase. This agreement ends on February 28, 2011.

     General and Administrative Expenses. General and Administrative Expenses increased to $858,740 for the six months ended June 30, 2010 from $139,819 for the six months ended June 30, 2009. For the six months ended June 30, 2010 our General and Administrative Expenses consisted of corporate administrative expenses of $211,529, legal and accounting fees of $68,730, initial public offering expenses of $49,276, and payroll expenses of $529,205   For the six months ended June 30, 2009 our General and Administrative Expenses consisted of corporate administrative expenses of $51,724 and legal and accounting fees of $88,095. The increases from the six months ended June 30, 2009 to the six months ended June 30, 2010 relate primarily to: (i) salaries for officers hired by the Company at the end of the 2nd quarter of 2009; (ii) professional costs associated with the preparation and filing of a registration statement with the SEC; and (iii) costs associated with the operation of our Gotham subsidiary. Costs associated with our officers’ salaries and the operation of our Gotham subsidiary should remain level going forward, subject to a material expansion in the business operations of Gotham which would likely increase our corporate administrative expenses. Further, whereas the additional professional fees associated with the acquisition of Jekyll Island Ventures, Inc. will not carry over into future periods unless we engage in other acquisitions, we anticipated an increase in legal and accounting fees in 2010 as a result of having become a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, at June 30, 2010, we had $967,518 cash and stockholders’ equity of $2,148,641. At June 30, 2010 we had $2,520,873 in total assets, compared to $1,994,608 at December 31, 2009.

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

We believe we will continue to increase our cash position and liquidity for the foreseeable future. We believe we have enough capital to fund our present operations

Cash Flow Activity

Cash used in operating activities was $643,648 for the first six months ending June 30, 2010, compared to cash provided by operating activities of $88,053 for the first six months ending June 30, 2009. Our primary source of operating cash flow for the six months ending June 30, 2010 is from net income.    We receive Quarterly Revenue Share Payments and Annual Increase Payments from Digi-Data Corporation, which are payable pursuant to the terms of an agreement under which we sold certain assets to DDC in 2006. Cash payments received from DDC under the agreement totaled $1,383,514 in the year ended December 31, 2009, and $1,067,236 in the six months ended June 30, 2010.   We earned an additional $1,207,287 under our arrangement with DDC during the six months ended June 30, 2010, of which $1,008,733 was for the first two quarters Contingency Payments and $198,554 was accrued revenue for the 5% year to year Contingency Payment. $472,384 for the first quarter Contingency Payment was paid in May 2010, and we anticipate the second quarter Contingency Payment will be paid in September 2010. The 5% year to year Contingency Payment will continue to accrue monthly and be paid in 2011 as per the agreement. We expect that the payments from DDC, which we will receive through February 2011, will continue to grow based upon the expansion of DDC’s business.

In addition to the DCC Contingency Payments, we receive revenue from the operation of our Gotham subsidiary, which operates the business we acquired from Jekyll Island Ventures, Inc. in 2009. We anticipate that Gotham’s business and revenues will continue to grow throughout 2010. Gotham is not currently cash flow positive. Gotham generated revenues of $166,661 and a net loss of $(124,954) in 2009 and revenues of $411,249 and a net loss of $(152,549) for the six months ended June 30, 2010.

Cash provided by investing activities was $720,034 for the first six months ending June 30, 2010 and $511,619 for the six months ending June 30, 2009.   The entire source of cash provided by investing activities is the DDC contingency payments classified as cash flows from discontinued investing activities.

Cash provided from financing activities was $34,058 for the six months ending June 30, 2010 compared to cash used by financing activities of $141,538 for the six months ending June 30, 2009.   The cash flow from financing activities in the first six months of fiscal 2010 was an increase in a loan payable to a related party from our subsidiary Gotham. The cash used from financing activities in the first six months of fiscal year 2009 was a decrease in the DDC prepaid contingency liability.

Supplemental Cash Flow Activity

          In the six months ending June 30, 2010 the company paid income taxes of $384,934 compared to $3,344 for the six months ending June 30, 2009. The increase in taxes was due to the company having used up its Net Operating Loss carry over in fiscal year 2009.  The company also paid interest of $480 during the first six months of fiscal year 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

          Not Required.

Item 4T. Controls and Procedures.

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2010. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls. There were no changes in our internal controls over financial reporting during the first fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended June 30, 2010.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 16, 2010.

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