Form 10-K/A
iGambit, Inc.
filed 2010-09-13
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Amendment No. 1
to
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

FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2009
TABLE OF CONTENTS

		Page No.
PART I

Item 1	Business	1
Item 1A	Risk Factors	5
Item 1B	Unresolved Staff Comments	5
Item 2	Properties	5
Item 3	Legal Proceedings	5
Item 4	(Removed and Reserved)	5

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	5
Item 6	Selected Financial Data	6
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	6
Item 7A	Quantitative and Qualitative Disclosure About Market Risk	8
Item 8	Financial Statements and Supplementary Data	8
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	8
Item 9A	Controls and Procedures	9
Item 9B	Other Information	9

PART III

Item 10	Directors, Executive Officers and Corporate Governance	9
Item 11	Executive Compensation	10
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	11
Item 13	Certain Relationships and Related Transactions, and Director Independence	12
Item 14	Principal Accountant Fees and Services	12

PART IV

Item 15	Exhibits and Financial Statement Schedules	13
EX – 14
EX-31.1
EX-31.2
EX-32.1
EX-32.2

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

     On February 28, 2006 we sold all of our assets to Digi-Data Corporation (“DDC”), an unrelated third party, pursuant to the terms of an Asset Purchase Agreement dated December 21, 2005 (the “APA”), a copy of which is filed herewith as an exhibit. As consideration for our transfer of assets under the APA, DDC paid certain of our liabilities and agreed to make certain quarterly and annual revenue sharing payments to us, as is further described below. Mr. Salerno and Ms. Luqman accepted employment with DDC in senior management positions post closing, and continued to work for DDC until February 2009. As of March 1, 2009 Mr. Salerno and Ms. Luqman returned to their full time management roles with the Company.

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

OUR COMPANY

Introduction

  We are a company focused on the technology markets. Presently we have one operating subsidiary in the business of providing media technology services to the real estate industry. At this point we have limited revenues consisting solely of revenues from the operation of our Gotham subsidiary ($411,249 during the six months ended June 30, 2010) and the receipt of Quarterly Revenue Share Payments and Annual Increase Payments from DDC.  Payments earned from DDC total $1,446,014 during the year ended December 31, 2009, and $1,008,733 during the six months ended June 30, 2010 ($536,349 of which is anticipated to be paid in September 2010).

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

Our Strategy to Grow the Company

General

We have an overall corporate business plan as a holding company to seek out and acquire operating companies.  Phase one of our strategy is near completion. We have established new corporate headquarters and a website, expanded our board to include 3 outside independent directors, set up quarterly board meetings, engaged a sophisticated full service law firm, engaged an PCOAB auditing firm, engaged an investment banking firm as advisors to assist in the analysis of target acquisitions, and become an SEC reporting company.  In addition, we have identified and acquired our first target company, Jekyll Island Ventures Inc., as a result of a 10 year relationship with Jekyll’s management. While completing phase one of our strategy we are working on a daily basis towards phase two of our strategy, identifying further acquisitions.

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

Selecting Acquisition Targets

     Our management has virtually unrestricted flexibility in identifying prospective target business and diligently reviews all of the proposals we receive.

 The criteria we look for in a potential acquisition include the following:

Company Characteristics

•	Established Company with proven track record

o	Company with history of strong operating and financial performance, or

o	Company undergoing a turnaround that demonstrates strong prospects for future growth

•	Strong Cash Flow Characteristics.

o	Cash flow neutral or positive,

o	Predictable recurring revenue stream,

o	High gross margins over 60%, and

o	Low working capital and capital expenditure needs

•	Strong Competitive Industry Position

o	Leading or niche market position, and/or

o	Strong channel relationships that promote barriers to entry

•	Strong Management Team

o	Experienced, proven track record in delivering revenue and ability to execute, or

o	A management team that can be complemented with our contacts and team

•	Diversified Customer and Supplier base

•	Proprietary products or marketing position

Industry Characteristics

•	Non-cyclical

•	Services Consumer or niche market

•	Fragmented with potential for consolidation or growth

•	Emerging markets

Industries of Interest
•	Real Estate Services

•	Hospitality Services

•	Health and Medical records management and billing systems

•	Internet

o	Social Networks

o	Media Distribution

•	User Experience

o	Online

o	Handheld devices

o	Voice interaction

Investment Criteria

•	Sales Volumes: $500 thousand to $30 million

•	Cash Flow: Neutral or positive

•	Structure: Controlled ownership. Closely held private company

•	Geography: North America, Asia

•	Investment size: $1 million to $5 Million

•	Involvement: Board oversight

•	Controlling Interest: Acquire 100% of controlling interest in target

•	Marketing:

o	Target captures a particular segment of the market

o	Target has a focused strategic marketing plan.

     These criteria are not intended to be exhaustive. Any evaluation relating to the merits of a particular business combination will be based, to the extent relevant, on the above factors as well as other considerations deemed relevant by our management in effecting a business combination consistent with our business objective.

Diligence Process

           Upon receipt of a business plan, the procedure is for management to review the business plan and determine if it satisfies the Company’s acquisition criteria, and whether the business plan should be rejected or pursued further. If the plan satisfies the requirements, then Management meets with the target’s management to determine if there is a synergy that can work and to explore the business plan in greater detail. Generally this occurs over several meetings and can take some time. Depending on the nature of the business, management may enlist certain technical of industry consultants to meet with the target and provide feedback and analysis. Management will also review the target’s financials.  If the analysis suggests the target should be explored further Management will present the opportunity to the BOD for approval to pursue the opportunity further. One or two outside directors may meet with the target to make an independent assessment. If the opportunity is approved for further exploration management will discuss potential purchase structure with target’s management to be sure that a meeting of the minds exists for a potential deal.   At this point management will request that our investment banking advisors give their opinion of the industry, the market and potential financing options of the deal. Often, the investment bankers will meet with target’s management.  The investment banker’s feedback is presented to the board and, if positive, the Board analyzes the proposed financing structure, discusses effects of a transaction on the Company as they relate to taxes, capitalization, stock value etc., engaging the necessary outside consultants. If all appears positive a letter of intent is negotiated and executed, additional diligence is conducted, and definitive transaction documents are negotiated and executed.

Evaluation of the Target’s Management

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

Companies Currently Under Review

     We are constantly in the process of reviewing potential target companies.  Currently, we are not under contract to acquire any companies, but we are actively engaged in discussions with four potential acquisition candidates.

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

     EXPO is available for all NYC realtors and will be made available nationwide within the coming months. Currently, approximately 19% of our clients utilize EXPO, of which 24% do so on a per unit basis, 48% do so as an add-on to photography services, and 28% do so on a subscription basis.

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

     In addition to superior media, in the opinion of management, Gotham’s technology tools set us apart from our competition. For example, our expo product offering utilizes the pre-generation of a multitude of media sets to deliver images sized perfectly for the users screen, wasting no bandwidth or file size, thereby enabling us to maintain the speed and efficiency of the product at an optimal level. In the opinion of management, a majority of our competitors either don’t seem to employ similar measures in their full screen product offerings or do so, on a more limited basis.

     Future Products and Services

     Future offerings will include enhanced products that focus on social media interaction, mobile applications and tools for realtors, as well as multi touch augmented reality technologies for presentations, etc. Gotham will continue to expand its media offerings, integrating with and adopting technologies as they become available.

     Customers

     Gotham’s currently has less than 996 client accounts, including accounts ranging from single agent accounts to large “master accounts” with large firms such as Prudential Douglas Elliman and Halstead. Taking these and other master accounts into consideration, Gotham does business with over 3,000 New York City real estate agents.   The following five customers constituted approximately 61% of the Company’s sales over the first six months of 2010:  EGR International, Inc. – 17% of sales; Cambridge Who’s Who – approximately 16% of sales; Prudential Douglas Elliman Real Estate, LLC – approximately 15% of sales; Halstead Property Development Marketing LLC – approximately 7% of sales; and Christies Great Estates, Inc. – approximately 6% of sales.  The loss of any of the foregoing client accounts could have a material adverse affect on the company’s financial condition.

     Expansion Strategy and Implementation Summary

     Gotham’s objective is to be a market leader in offering EXPO, Virtual Tours, and e-Brochures, type services to the real estate industry. Gotham is currently providing services to a number of realtors and brokers in the New York Metropolitan area including, but not limited to, Prudential Douglas Elliman (“PDE”), Corcoran and others. We plan to increase our marketing and client base in the NYC area and expand to other major cities and markets such as Boston, Philadelphia, Washington DC, Chicago, etc. Within 3 years we expect to be offering our services to over 250 US metropolitan statistical areas.

    Management meets with Gotham’s management on a bi-weekly basis and has refocused Gotham’s business model towards a recurring revenue model. The strategy is multi-fold. First to leverage the subsidiary’s strong development reputation in the New York real estate market by expanding its client base, thus creating a stronger niche in this market. This involves some transition away from non-real estate development activities. Management is assisting Gotham in its transition by creating budgets, helping to reassign personnel, and aiding in the creation of targeted marketing material.   Second to the strategy, is to complete the next version EXPO product which includes the EXPO Media Manager system. Gotham is working in partnership with PDE in the design and implementation of the launce of this new version.  Management is assisting in the launch planning process and often attends meeting with PDE and Gotham’s management.  Upon the successful launch of the PDE Expo Media Management system the third phase of the strategy is to expand and offer the EXPO Media Manage system to the other PDE offices through New York State and other real estate firms.   Management has already set up and participated in meetings with Gotham at Prudential Westchester, PDE in the Hamptons, New York, and Coach Realty.  The fourth phase after successful penetration throughout New York State is to identify other US cities’ real estate markets to target.  Management has been evaluating the various markets and has had discussions with Condo-Domain and Fore3. In addition, when analyzing other acquisitions we take into consideration companies that can complement the subsidiary’s products and services or expedite the expansion into other cities.

     Simultaneous to the EXPO strategy, management has assisted in successfully negotiating a revenue share agreement for Gotham with RealPlus LLC for All Access NYC (AANYC). All Access NYC is a "Virtual Office Website", or VOW.  A VOW allows real estate firms to market listings that are represented exclusively by other real estate companies within a given geographic or listing system controlled area. This is all done within the brand of the VOW real estate firm, allowing the firm to better service buyers by showing them ALL listings in one place, as opposed to the current model in NYC, which has buyers reaching out to un-regulated 3rd parties (street easy, NY Times, craigslist), and waiting on antiquated forms of listing delivery. NYC has a need for VOW services since there is no MLS service in Manhattan.  Currently, no REBNY controlled firm has the right to display or advertise another firm’s listings, leaving buyers in a place where they have to fend for themselves on unregulated sites, or wait on the agents they are dealing with to delivery listings to them. The partnership with RealPlus LLC is significant because RealPlus LLC is one of only a handful of companies in NYC pulling and centralizing the listing data from the various agents in NYC.  RealPlus provides the listing data and Access to clients.

DDC Revenue Share Payments and Annual Increase Payments

In connection with the sale of our assets to DDC in February 2006, DDC agreed to make certain ongoing payments to us, which payments have constituted a material amount of our revenues over the last several periods.  Specifically, DDC agreed to make quarterly payments to us, for a period of 5 years, in the amount equal to 10% of the Vault Net Revenues received by DDC through its operation of the Vault Business (the “Quarterly Revenue Share Payments”). “Vault Net Revenues” is defined in the APA as the gross revenue of DDC actually received by DDC that is solely and directly attributable to the Vault Business, to the extent that such revenue is derived from the provision of vault services and/or vault appliances which use the Big Vault core technology, less the sum of (i) any discount given by DDC in compensation for early payment, (ii) returns, allowances, quantity discounts and credits, (iii) any accounting reserve amount, as determined in accordance with GAAP, and (iv) shipping and mailing costs, duties, taxes and insurance. In addition, DDC agreed to make an annual payment to us after the 2nd, 3rd, 4th, and 5th anniversaries of the closing of the transaction, in an amount equal to 5% of any increase in the annual Vault Net Revenue over the immediately prior year’s Vault Net Revenue (the “Annual Increase Payments”, and together with the Quarterly Revenue Share Payments the “Revenue Share Payments”). A schedule of the Quarterly Revenue Share Payments and Annual Increase Payments received to date is set forth below. The final Annual Increase Payment and the final Quarterly Revenue Share Payment are each due on or before May 31, 2011.

Period Covered	Amount	Date Received
March 1, 2006 - December 31, 2006 Quarterly Revenue Share Payment	$18,576.42	2/14/2007
1st Quarter 2007 Quarterly Revenue Share Payment	$20,085.64	7/18/2007
2nd Quarter 2007 Quarterly Revenue Share Payment	$54,429.29	9/18/2007
3rd Quarter 2007 Quarterly Revenue Share Payment	$81,761.49	12/17/2007
4th Quarter 2007 Quarterly Revenue Share Payment	$112,343.36	2/22/2008
1st Quarter 2008 Quarterly Revenue Share Payment	$142,403.25	5/1/2008
March 2007 — February 2008 Annual Increase Payment	$159,190.30	5/1/2008
2nd Quarter 2008 Quarterly Revenue Share Payment	$143,815.13	8/9/2008
3rd Quarter 2008 Quarterly Revenue Share Payment	$168,844.36	11/10/2008
4th Quarter 2008 Quarterly Revenue Share Payment	$246,005.85	3/10/2009
1st Quarter 2009 Quarterly Revenue Share Payment	$286,976.65	6/30/2009
March 2008 — February 2009 Annual Increase Payment	$222,322.00	6/30/2009
2nd Quarter 2009 Quarterly Revenue Share Payment	$325,514.21	9/25/2009
3rd Quarter 2009 Quarterly Revenue Share Payment	$365,194.95	12/24/2009
4th Quarter 2009 Quarterly Revenue Share Payment	$414,851.58	2/28/2010
1st Quarter 2010 Quarterly Revenue Share Payment	$472,384	5/26/2010
March 2009 — February 2010 Annual Increase Payment	$362,202	*
2nd Quarter 2010 Quarterly Revenue Share Payment	$536,349	Anticipated in September 2010

	$4,133,249.20

*  $180,000 paid on 6/21/2010, and $182,202 paid on 7/26/2010.

    Since the sale to DDC, our management has worked to increase the Quarterly Revenue Share Payments and has actively sought to leverage its business experience and knowledge through other opportunities in the technology market. Management engages in monthly status updates with DDC to ensure that online business operations are running smoothly and to guarantee the continuity of the Quarterly Revenue Share Payments.  Management has leveraged its contacts at certain high profile target prospects, such as Cablevision Systems, AARP, USAA, Comcast and others, in an effort to encourage them to utilize DDC’s online business and to offer it to their customers. In large part as a result of the foregoing efforts, Cablevision is a contracted online customer of DDC and others continue their analysis of the opportunity.

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
     Our principal executive office is located in Hauppauge, New York, in an executive center, where we lease approximately 300 square feet of office space. Monthly lease payments are approximately $2,600 and the lease term is month to month.
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
HOLDERS
     As of August 15, 2010, there are 23,954,056 shares of our common stock outstanding, held of record by 149 persons. We have 2,335,000 common stock warrants outstanding, and 2,468,900 common stock options outstanding.
     As of August 15, 2010, approximately 21,737,018 shares of our common stock are eligible to be sold under Rule 144.
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
     In addition to our 2006 Long Term Incentive Plan, we have issued and outstanding compensatory warrants to three consultants entitling the holders to purchase a total of 2,310,000 shares of our common stock at an average exercise price of $0.75 per share. Warrants to purchase 60,000 shares of common stock vested upon issuance, have an exercise price of $0.01 per share, and expire December 31, 2010. Warrants to purchase 2,000,000 shares of common stock vest in four equal installments on the date of issuance (May 26, 2009) and on each of the following three anniversaries of the date of issuance, have exercise prices ranging from $0.50 per share to $1.15 per share, and expire on May 26, 2019. Warrants to purchase 250,000 shares of common stock vest 100,000 shares on issuance (June 1, 2009), and 50,000 shares on each of the following three anniversaries of the date of issuance, have exercise prices ranging from $0.50 per share to $1.15 per share, and expire on June 1, 2019. The issuance of the compensatory warrants was not submitted to our shareholders for their approval.
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
RECENT SALES OF UNREGISTERED SECURITIES
     In August 2009, we issued a total of 735,000 shares of our common stock to Mehul Mehta, Marian Rasa, Muhammad Luqman, Troy Thomas, Zui Zhi Zhang and Guy Sayers, upon their exercise of outstanding common stock purchase options. The options were exercised under a cashless exercise provision contained therein. The foregoing securities were issued in reliance on Section 4(2) of the Securities Act, and were restricted when issued.

     On May 26, 2009, we issued warrants to purchase 2,000,000 shares of our common stock to Newbridge Securities pursuant to the terms of a consulting agreement between the Company and Newbridge. 500,000 warrants, at an exercise price of $0.50 per share, vested upon issuance; 500,000 warrants, at an exercise price of $0.65 per share, vest on the 1 year anniversary of issuance; 500,000 warrants, at an exercise price of $0.80 per share, vest on the 2 year anniversary of issuance; and 500,000 warrants, at an exercise price of $1.15 per share, vest on the 3 year anniversary of issuance.  The Company determined the fair value of the warrants at issuance to be $0.09 per warrant, based on the Black-Scholes pricing model. The securities were issued in reliance on Section 4(2) of the Securities Act. The issued securities are restricted, and the agreements representing the securities contain a standard restrictive legend.

     On June 1, 2009, we issued warrants to purchase 250,000 shares of our common stock to Roetzel & Andress pursuant to the terms of an engagement letter between the Company and Roetzel. 100,000 warrants, at an exercise price of $0.50 per share, vested upon issuance; 50,000 warrants, at an exercise price of $0.65 per share, vest on the 1 year anniversary of issuance; 50,000 warrants, at an exercise price of $0.85 per share, vest on the 2 year anniversary of issuance; and 50,000 warrants, at an exercise price of $1.15 per share, vest on the 3 year anniversary of issuance. The Company determined the fair value of the warrants at issuance to be $0.09 per warrant, based on the Black-Scholes pricing model. The securities were issued in reliance on Section 4(2) of the Securities Act. The issued securities are restricted, and the agreements representing the securities contain a standard restrictive legend.

     On October 1, 2009, we issued 500,000 shares of our common stock and options to purchase 1,500,000 shares of our common stock, at $0.01 per share, to Jekyll in connection with our acquisition of the assets of Jekyll. The Company determined the fair value of the options at issuance to be $0.09 per share, based on the Black-Scholes pricing model. The securities were issued in reliance on Section 4(2) of the Securities Act. The issued securities are restricted, and the certificates representing the shares contain a standard restrictive legend.

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
MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
iGambit is a company focused on the technology markets. Our sole operating subsidiary, Gotham Innovation Lab, Inc., is in the business of providing media technology services to the real estate industry. During the year ended December 31, 2009 and the six months ended June 30, 2010 Gotham produced approximately $166,661 and $413,659 of revenue, respectively. We are focused on expanding the operations of Gotham by marketing the company to existing and potential new clients. Currently Gotham has several proposals outstanding to franchisees of one of its main customers, as well as other potential new clients. In addition to Gotham’s operations, we receive Quarterly Revenue Share Payments and Annual Increase Payments from Digi-Data Corporation, which are payable pursuant to the terms of an agreement under which we sold certain assets to DDC in 2006. Contingency Payments earned from DDC under the agreement totaled $1,446,014 in the year ended December 31, 2009, and $1,008,733 in the six months ended June 30, 2010 which we anticipate will be paid in September 2010. Under our arrangement with DDC, we earned an additional $198,554 of accrued revenue for the 5% year to year Contingency Payments during the six months ended June 30, 2010, which we anticipate will be paid in 2011. We expect that the payments from DDC, which we will receive through February 2011, will continue to grow based upon the expansion of DDC’s business. We are also focused on acquiring or partnering with additional technology companies.

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

     General and Administrative Expenses. General and Administrative Expenses increased to $861,512 for the year ended December 31, 2009 from $196,589 for the year ended December 31, 2008. For the year ended December 31, 2009 our General and Administrative Expenses consisted of corporate administrative expenses of $233,622, legal and accounting fees of $172,745, consulting fees of $114,000, payroll expenses of $276,145, and bad debt expenses of $65,000 related to doubtful accounts receivable of our Gotham subsidiary. For the year ended December 31, 2008 our General and Administrative Expenses consisted of corporate administrative expenses of $26,808, legal and accounting fees of $23,500, and consulting fees of $146,281. The increases from the year ended December 31, 2008 to the year ended December 31, 2009 relate primarily to: (i) salaries for officers hired by the Company in 2009; (ii) professional costs associated with the acquisition of certain assets of Jekyll Island Ventures, Inc., and the preparation and filing of a registration statement with the SEC; and (iii) costs associated with the operation of our Gotham subsidiary. Costs associated with our officers’ salaries and the operation of our Gotham subsidiary should remain level going forward, subject to a material expansion in the business operations of Gotham which would likely increase our corporate administrative expenses. Further, whereas the additional professional fees associated with the acquisition of Jekyll Island Ventures, Inc. will not carry over into future periods unless we engage in other acquisitions, we do anticipate an increase in legal and accounting fees in 2010 once we become a reporting company under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES
General
As reflected in the accompanying consolidated financial statements, at December 31, 2009, we had $857,074 cash and stockholders’ equity of $1,787,617. At December 31, 2010, we had $1,994,608 in total assets, compared to $1,450,176 at December 31, 2008.

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

We believe we will continue to increase our cash position and liquidity for the foreseeable future. We believe we have enough capital to fund our present operations.

Cash Flow Activity

Net cash used in operating activities was $110,593 for the year ended December 31, 2009, compared to net cash provided by operating activities of $121,090 for the twelve months ending December 31, 2008. Our primary source of operating cash flow for the year ended December 31, 2009 was from net income.  We receive Quarterly Revenue Share Payments and Annual Increase Payments from Digi-Data Corporation, which are payable pursuant to the terms of an agreement under which we sold certain assets to DDC in 2006. Cash payments received from DDC under the agreement totaled $1,383,514 in the year ended December 31, 2009, and $726,596 in the twelve months ended December 31, 2008.  We earned an additional $1,730,636 under our arrangement with DDC during the year ended December 31, 2009, of which $1,431,756 was for the four quarters Contingency Payments and $298,880 was accrued revenue for the 5% year to year Contingency Payment. Cash Payments received from DDC were $286,977 for the first quarter Contingency Payment (paid in June 2009), $325,514 for the second quarter Contingency Payment (paid in September 2009), $365,195 for the third quarter Contingency Payment (paid in December 2009) $414,852 for the fourth quarter Contingency Payment (paid in February 2010) and $222,322 was accrued revenue for the 5% year to year Contingency Payment March 2008 to February 2009 (paid in June 2009) and $362,202 was accrued revenue for the 5% year to year Contingency Payment March 2009 to February 2010 (paid in June and July 2010).  We expect that the payments from DDC, which we will receive through February 2011, will continue to grow based upon the expansion of DDC’s business.

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

Cash provided by investing activities was $1,134,262 for the twelve months ending December 31, 2009 and $306,947 for the twelve months ending December 31, 2008.   The entire source of cash provided by investing activities is the DDC contingency payments classified as cash flows from discontinued investing activities.

Cash provided from financing activities was $34,058 for the six months ending June 30, 2010 compared to cash used by financing activities of $141,538 for the six months ending June 30.   The cash flow from financing activities in the first six months of fiscal 2010 was an increase in a loan payable to a related party from our subsidiary Gotham. The cash used from financing activities in the first six months of fiscal year 2009 was a decrease in the DDC prepaid contingency liability.

Supplemental Cash Flow Activity

In the twelve months ending December 31, 2009 the company paid income taxes of $4,698 compared to $67 for the twelve months ending December 31, 2008. The increase in taxes was due to the company having used up its Net Operating Loss carry over in fiscal year 2009.  The company also paid interest of $1,189 during the twelve months ending December 31, 2009.

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
     Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we have concluded that, as of December 31, 2009, our internal control over financial reporting is effective.
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

Mr. Salerno was nominated as a Director because if his intimate knowledge of the Company and its history as a founder.  Additionally, Mr. Salerno’s mathematical and technical background as a data center manager early in his professional career and later as a software developer offers the board hand’s on technical experience in both operations and software analysis.   Mr. Salerno utilized his experience and contacts to secure the major customers driving the sales that generate the Company’s payment stream from DDC.  Moreover, Mr. Salerno adds value to Gotham through his 40 plus years serving the New York Real Estate industry.  He is thoroughly familiar with the unique workings of the New York real estate industry and has many contacts within that community that are a benefit to Gotham.

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

Ms. Luqman was nominated as a Director because of her intimate knowledge of the Company and its history as a founder.  Additionally, as an attorney, Ms. Luqman’s legal background enables her to provide counsel to the Company. Her experience as general counsel to the Company provides her with a unique insight into the Company’s contracts with customers and vendors, intellectual property assets and issues, financing transactions and shareholder transactions.  Moreover, having been through the merger and acquisition process on both sides of the table, Ms. Luqman offers the Company in-house guidance throughout the acquisition process. That combined with Ms. Luqman’s  MBA in Finance aids in providing the Board with more efficient analysis of input from outside auditors and  legal advisors.

     James J. Charles, Director. Mr. Charles is a high profile financial executive with a broad base of experience with firms ranging in size from $24MM to $180MM in annual revenue. He worked closely with management and Boards of Directors on matters ranging from mergers and acquisitions to stock restructurings and spin-offs. Mr. Charles has been a self employed Certified Public Accountant from 1999 to present. From 1994 to 1999 Mr. Charles was the chief financial officer of Interpharm Holdings, Inc.  Interpharm Holdings, Inc., through its subsidiary, Interpharm, Inc., engages in the development, manufacture, and marketing of generic prescription strength and over-the-counter pharmaceuticals in the United States. It also focuses on the development of products in the areas of female hormone, scheduled narcotic, soft gelatin capsule, oral liquid, products coming off patent, and other products. From 1966 to 1994 Mr. Charles was a Senior Managing Partner with Ernst & Young. Mr. Charles’ education includes studies and management programs at Harvard University and Williams College. Mr. Charles received his BBA in Accounting at Manhattan College.

Mr. Charles was nominated as a Director because of his financial expertise. He has been involved in the practice of public accounting for over forty years.  During his tenure as a Senior Managing Partner at Ernst & Young he spent considerable years analyzing potential acquisition targets for corporate clients and has particular experience and skills on matter such as mergers and acquisitions, stock restructuring and spin-offs.  He has also been a Chief Financial Officer of a public company.

     George G. Dempster, Director. Mr. Dempster was Commissioner of Commerce for the State of New York from 1979 to 1983. He served as the Chairman of the Finance Committee for Hofstra University for 25 years from 1976 through 2001, and is currently Chairman Emeritus of the Board of Trustees. Mr. Dempster has been the Chairman of Tran-Leisure Corp. since 1983, and was its CEO from 1983-2002.  Tran -Leisure Corp is a diversified holding company with interests ranging from helicopter services to manufacturing. From 1969 to 1973 Mr. Dempster served as the CEO of Cybernetics, a major computer software developer. Mr. Dempster served as a marketing manager for IBM from 1961 to 1968. Mr. Dempster has a BA in business administration from Hofstra University.

Mr. Dempster was nominated as a Director because of his strong administrative, financial and economic background.  Having served as Commissioner of Commerce for the State of New York for 4 years and on the Board of Hofstra University for over 25 years, Mr. Dempster provides the Company with extensive experience in commerce and administration in both the private and public sectors.   Moreover, during his tenure at Hofstra University Mr. Dempster was intimately involved in several financing transactions to maintain the University in a solvent and profitable manner.  Additionally, having been CEO of a diversified holding company, Mr. Dempster is thoroughly familiar with the merger and acquisition process. He offers years of experience analyzing business, their models and economics, and identifying the appropriate financing vehicles.

     John Waters, Director. Mr. Waters was a Senior Partner at Arthur Andersen from 1967 to 2001, with exceptional leadership skills in mergers and acquisitions (particularly reverse mergers) and 1933 Act fillings with the Securities and Exchange Commission. Mr. Waters was involved in raising over $60 million for a special purpose acquisition company (SPAC) Avantair Inc., and was that company’s Chief Financial Officer from February 2006 to April 2008. Mr. Waters serves on the audit committee and on the board of Authentidate Holding Corp. (ADAT) since July 2004.  ADAT is a worldwide provider of solutions that enhance the secure exchange of health information and related administrative and clinical workflows.  In the United States ADAT offers its patent pending content authentication technology in the form of the United States Postal Service® Electronic Postmark® (EPM).He was previously the Chief Administrative Officer of that company from July 2004 to December 31, 2005. Mr. Waters has been a self employed Consultant from December 31, 2005 to present. He also serves on the board of two privately held companies. My Waters is a Certified Public Accountant and has a BBA degree from Iona College.

Mr. Waters was nominated as a Director because of his financial expertise. He was involved in the practice of public accounting for thirty-four years.  During his tenure as a Senior Partner at Arthur Andersen he spent considerable years analyzing potential acquisition targets for corporate clients. He has also been a Chief Financial Officer of a public company, and has served as a Director of another public company for over six years and presently serves on the audit committee of that company.

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
CODE OF ETHICS
     The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions.   A copy of the Code of Ethics is attached as an exhibit to this report.  A copy of the Code of Ethics is available on the Company’s website at www.igambit.com.  Any amendments to, or waivers from, the Code of Ethics will be disclosed on the Company’s website at www.igambit.com.
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

Employment Arrangements with Named Executive Officers

     The Company does not currently have any employment agreements with it executive officers.

Compensation of the Board of Directors

    The following table sets forth the compensation received by our directors, for their service as directors, during the year ended December 31, 2009.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
John Salerno (1)	-	-	-	-	-	-	0
Elisa Luqman (1)	-	-	-	-	-	-	0
James J. Charles	$4,000	-	-	-	-	-	$4,000
George G. Dempster	$4,000	-	-	-	-	-	$4,000
John Waters	$4,000	-	-	-	-	-	$4,000

(1) These individuals serve as executive officers of the Company, and do not receive any   compensation for the services they provide as directors of the Company.

    Members of our Board receive $1,000 per quarter for their service to the Company.

    Director George Dempster was engaged as an Independent Consultant to Digi-Data Corporation from the period June 1, 2006 through April 30, 2009. The Company agreed to share equally in the fees paid to Mr. George Dempster. From the period of February 2006 through February 2009 George Dempster was paid $179,448 directly from Digi-Data. The $89,724 representing the Company’s 50% share of that expense was deducted by Digi-Data from amounts Digi-Data owed to the Company.   The foregoing is not included in the Director Compensation Table set forth above.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information known to us, as of August 15, 2010, relating to the beneficial ownership of shares of common stock by: (i) each person who is known by us to be the beneficial owner of more than 5% of the Company’s outstanding common stock; (ii) each director; (iii) each executive officer; and (iv) all executive officers and directors as a group. Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) or securities that can be acquired by him within 60 days, including upon the exercise of options, warrants or convertible securities. The Company determines a beneficial owner’s percentage ownership by assuming that options, warrants and convertible securities that are held by the beneficial owner and which are exercisable within 60 days, have been exercised or converted. The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of iGambit, Inc., 1600 Calebs Path Extension, Suite 114, Hauppauge, New York, 11788. The percentages in the following table are based upon 23,954,056 shares outstanding as of August 15, 2010.

	Amount and Nature
	of Beneficial
Name of Beneficial Owner	Ownership		Percent of Class
John Salerno, C.E.O., President, Chairman of the Board, and Director	5,616,900	(1)	23.3%
Elisa Luqman, C.F.O., Executive Vice President, General Counsel and Director	5,715,000	(2)	23.9%
James J. Charles, Director	500,000	(3)	2.1%
George G. Dempster, Director	505,000	(4)	2.1%
John Waters, Director	500,000	(5)	2.1
Mehul Mehta	2,450,000		10.2%
Executive Officers and Directors as a Group:	12,836,900	(6)	51.7%

1.
Includes: options to purchase 46,900 shares of common stock at $0.01 per share held by John L. Salerno, Mr. Salerno’s son; and options to purchase 100,000 shares of common stock at $0.01 per share held by Dean T. Salerno, Mr. Salerno’s son.

2.	Includes 245,000 shares of common stock held by Muhammad Luqman, Ms. Luqman’s husband.
3.	Includes options to purchase 59,000 shares of the common stock at $0.10 per share.
4.	Includes options to purchase 113,000 shares of the common stock at $0.10 per share.
5.	Includes options to purchase 500,000 shares of the common stock at $0.10 per share.
6.	Includes the disclosures in footnotes 1 through 5 above.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements

(b) Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement between the Company and Digi-Data Corporation, dated December 21, 2005 (1)
2.2	Asset Purchase Agreement and Plan of Reorganization between Jekyll Island Ventures Inc. and Gotham Innovation Lab Inc., dated September 30, 2009 (1)
3.1 (i)	Certificate of Incorporation, filed with the Delaware Secretary of State on April 13, 2000 (1)
3.1(ii)	Certificate of Merger, filed with the Delaware Secretary of State on April 18, 2000 (1)
3.1(iii)	Certificate of Amendment Changing Name, filed with the Delaware Secretary of State on December 19, 2000 (1)
3.1(iv)	Certificate of Merger filed with the Delaware Secretary of State on February 17, 2006 (1)
3.1 (v)	Certificate of Amendment Changing Name filed with the Delaware Secretary of State on April 5, 2006 (1)
3.1(vi)	Certificate of Amendment Increasing Authorized Common Stock to 75 Million Shares, filed with the Delaware Secretary of State on December 2, 2009 (1)
3.2	Bylaws (1)
4.1	Form of Stock Certificate (2)
4.2	Common Stock Purchase Warrant issued to Newbridge Securities (3)
4.3	Common Stock Purchase Warrant issued to Roetzel & Andress (3)
10.1	iGambit, Inc. 2006 Long Term Incentive Plan, Amended 12/31/2006 (1)
10.2	Newbridge Consulting Agreement (2)
10.3	Employment Agreement between Digi-Data Corporation and Mr. Salerno (2)
10.4	Employment Agreement between Digi-Data Corporation and Mrs. Luqman (2)
10.5	Agreement between the Company and Digi-Data Corporation regarding the payment of consulting fees to Mr. Dempster (2)
14	Code of Ethics
21	Subsidiaries (1)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

(1)	Incorporated by reference to Form 10 filed on December 31, 2009.

(2)	Incorporated by reference to Amendment No. 1 to Form 10 filed on June 11, 2010.

(3)	Filed with initial Form 10-K on June 15, 2010.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 1 to Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Haupauge, New York, on September 13, 2010.

iGAMBIT, INC.
By:	/s/ John Salerno
John Salerno, Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated:

Signature	Title	Date

/s/ John Salerno John Salerno	Chief Executive Officer and Director	September 13, 2010
/s/ Elisa Luqman Elisa Luqman	Chief Financial Officer, Executive Vice President, General Counsel, Principal Accounting Officer and Director	September 13, 2010
/s/ James J. Charles James J. Charles	Director	September 13, 2010
/s/ George G. Dempster George G. Dempster	Director	September 13, 2010
/s/ John Waters John Waters	Director	September 13, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors and Shareholders of:
iGambit Inc.

I have audited the accompanying consolidated balance sheets of iGambit Inc. as of
December 31, 2009 and December 31, 2008 and the related statements of income, changes in stockholders’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

I conducted my audits in accordance with the standards of the Public Company Accounting Oversight
Board (United States). Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. I believe that my audits provide a reasonable basis for my opinion.

In my opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of iGambit Inc. as of December 31, 2009 and
December 31, 2008, and the results of its operations and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting. Accordingly, we express no such opinion

___________________________

___________________________
Michael F. Albanese, CPA
Parsippany, NJ

May 6, 2010 - Updated July 29, 2010

IGAMBIT INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2009	2008

ASSETS

Current assets
Cash	$857,074	$322,439
Accounts receivable	56,743	--
Prepaid expenses	8,838	--
Notes receivable - stockholders	17,000	17,000
Assets from discontinued operations	715,573	646,488

Total current assets	1,655,228	985,927

Property and equipment, net	895	1,491

Other assets
Notes receivable - stockholders	--	198,281
Goodwill	185,000	--
Deposits	2,500	--
Assets from discontinued operations	150,985	264,477

Total other assets	338,485	462,758

	$1,994,608	$1,450,176

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$204,487	$4,754
Loans payable - stockholders	2,504	--

Total current liabilities	206,991	4,754

Long-term liabilities
Liabilities from discontinued operations	--	491,538

Total liabilities	206,991	496,292

Stockholders' equity
Common stock, $.001 par value; authorized -
75,000,000 shares in 2009 and 30,000,000 in 2008;
issued and outstanding - 23,954,056 shares in 2009
and 22,719,056 in 2008	23,954	22,719
Additional paid-in capital	2,522,387	2,135,648
Accumulated deficit	(758,724)	(1,204,483)

Total stockholders' equity	1,787,617	953,884

	$1,994,608	$1,450,176

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31,

	2009	2008

Sales	$173,011	$--

Cost of sales	47,458	--

Gross profit	125,553	--

Operating expenses
General and administrative expenses	861,512	196,589

Loss from operations	(735,959)	(196,589)

Other income
Interest income	3,908	2,554

Loss from continuing operations before income tax benefit	(732,051)	(194,035)

Income tax benefit	(254,071)	(44,065)

Loss from continuing operations	(477,980)	(149,970)

Income from discontinued operations (net of taxes of $806,898
and $361,286)	923,739	553,363

Net income	$445,759	$403,393

Basic and fully diluted earnings (loss) per common share:
Continuing operations	$(.02)	$(.01)
Discontinued operations, net of tax	$.04	$.03
Net earnings per common share	$.02	$.02

Weighted average common shares outstanding	23,009,029	22,402,104

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2009 AND 2008
			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balances, December 31, 2007	21,737,018	$21,737	$1,987,749	$(1,607,876)	$401,610

Compensation for vested stock options	--	--	72,900	--	72,900

Common stock issued in consideration
of cashless exercise of options,
valued at $.01 per share	788,100	788	7,093	--	7,881

Common stock issued in exercise
of warrants, valued at $.01 per share	60,000	60	540	--	600

Common stock issued in exercise
of warrants, valued at $.50 per share	135,000	135	67,365	--	67,500

Common stock retired	(1,062)	(1)	1	--	--

Net income				403,393	403,393

Balances, December 31, 2008	22,719,056	22,719	2,135,648	(1,204,483)	953,884

Compensation for vested stock options	--	--	67,500	--	67,500

Compensation for vested warrants	--	--	54,000	--	54,000

Common stock issued in consideration
of cashless exercise of options,
valued at $.01 per share	735,000	735	6,765	--	7,500

Assets of acquired business	--	--	73,974	--	73,974

Common stock issued in business
acquisition	500,000	500	49,500	--	50,000

Stock options granted for acquired
business resulting in goodwill			135,000		135,000

Net income				445,759	445,759

Balances, December 31, 2009	23,954,056	$23,954	$2,522,387	$(758,724)	$1,787,617

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$445,759	$403,393
Adjustments to reconcile net income to net
cash provided (used) by operating activities
Income from discontinued operations	(923,739)	(553,363)
Depreciation	596	373
Stock-based compensation expense	121,500	72,900
Cashless exercises of stock options	7,500	7,881
Write off of fixed assets	2,993	--
Increase (Decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable	10,215	--
Prepaid expenses	(4,815)	--
Accounts payable	199,733	2,095

Net cash used by continuing operating activities	(140,258)	(66,721)
Net cash provided by discontinued operating activities	29,665	187,811

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES	(110,593)	121,090

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	--	(1,864)
Increase in deposits	(2,500)	--
Repayments of loans to stockholders	198,281	(126,000)

Net cash provided (used) by continuing investing activities	195,781	(127,864)
Net cash provided by discontinued investing activities	938,481	434,811

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,134,262	306,947

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from shareholders	2,504	--
Proceeds from exercise of warrants	--	68,100

Net cash provided by continuing financing activities	2,504	68,100
Net cash used by discontinued financing activities	(491,538)	(214,605)

NET CASH USED BY FINANCING ACTIVITIES	(489,034)	(146,505)

NET INCREASE IN CASH	534,635	281,532

CASH - BEGINNING OF YEAR	322,439	40,907

CASH - END OF YEAR	$857,074	$322,439

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,189	$--
Income taxes	4,698	67

Non-cash investing and financing activities:
Stock-based compensation expense	$121,500	$72,900
Cashless exercise of common stock options	7,500	7,881
Common stock issued in business acquisition resulting in goodwill	50,000	--
Stock options granted in business acquisition resulting in goodwill	135,000	--
Assets of acquired business	73,974	--

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

Following is a presentation of the statement of operations of Jekyll since the acquisition date included in the consolidated statement of operations for the year ended December 31, 2009:

Revenue	$166,661
Cost of sales	47,457
Gross profit	119,204
General and administrative expenses	244,158
Net loss	$(124,954)

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

	Years ended December 31,
	2009	2008
Weighted average risk-free rate	4.87%	4.64%
Average expected life in years	6.6	5.8
Expected dividends	None	None
Volatility	20%	20%
Forfeiture rate	0%	0%

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

Note 7 - Income Taxes

The tax provision at December 31 consists of the following:
	2009	2008
From operations:
Continuing operations:
Current tax expense (benefit):
Federal	$(254,578)	$(46,228)
State and local	507	2,163
	(254,071)	(44,065)
Deferred tax expense (benefit)	--	--
Total from continuing operations	(254,071)	(44,065)
Discontinued operations:
Current tax expense (benefit)		--
Federal	128,827	--
State and local	45,773	--
	174,600

Deferred tax expense (benefit):
Federal	508,622	285,370
State and local	123,676	75,916
	632,298	361,286

Total from discontinued operations	806,898	361,286

Total	$552,827	$317,221

A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

	Year Ended
	December 31,
	2009	20008
Statutory tax rate	34.0%	34.0%
Effect of:
State income taxes, net of
Federal income tax benefit	5.3%	5.3%
Effective tax rate	39.5%	39.5%

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

The deferred tax assets included in assets from discontinued operations in the accompanying balance sheets includes the following at December 31:

	2009	2008
Current:
Net operating loss carryforwards	$--	$279,058
Non-current:
Net operating loss carryforwards	--	--
Deferred compensation	--	98,750

	$--	$377,808

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

Note 12 – Subsequent Events

On July 20, 2010, the Company entered into a letter of intent to acquire the assets and business of Allied Airbus, Inc. (“Allied”).  In exchange for the acquisition of Allied, the Company would issue to Allied upon execution of the definitive agreement 500,000 shares of the Company’s common stock and an additional 2,250,000 common shares over a three year period beginning on January 1, 2011 based upon certain performance criteria, as well as additional cash or discounted common stock based upon earnings criteria.  The Company would also assume or retire debt of Allied of not more than $225,000.  The letter of intent will terminate on September 30, 2010 if both parties are unable to negotiate a mutually acceptable definitive agreement, unless the parties agree in writing to extend such date.