Form 10-Q/A
period 2010-09-07
iGambit, Inc.
filed 2010-09-13
CIK 1479681

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

iGambit, Inc.
Form 10-Q

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

IGAMBIT INC.
CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2010	2009

ASSETS

Current assets
Cash	$789,282	$857,074
Accounts receivable	96,953	56,743
Prepaid expenses	13,519	8,838
Notes receivable - stockholders	17,000	17,000
Assets from discontinued operations	866,131	715,573

Total current assets	1,782,885	1,655,228

Property and equipment, net	805	895

Other assets
Goodwill	185,000	185,000
Deposits	2,500	2,500
Assets from discontinued operations	151,218	150,985

Total other assets	338,718	338,485

	$2,122,408	$1,994,608

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$139,022	$204,487
Note payable - related party	37,079	--
Loans payable - stockholders	2,504	2,504

Total current liabilities	178,605	206,991

Stockholders' equity
Common stock, $.001 par value; authorized -
75,000,000 shares; issued and outstanding -
23,954,056 shares	23,954	23,954
Additional paid-in capital	2,522,387	2,522,387
Accumulated deficit	(602,538)	(758,724)

Total stockholders' equity	1,943,803	1,787,617

	$2,122,408	$1,994,608

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31,

	2010	2009

Sales	$167,342	$--

Cost of sales	47,872	--

Gross profit	119,470	--

Operating expenses
General and administrative expenses	429,567	42,626

Loss from operations	(310,097)	(42,626)

Other income
Interest income	484	--

Loss from continuing operations before income tax benefit	(309,613)	(42,626)

Income tax expense (benefit)	(120,806)	1,219

Loss from continuing operations	(188,807)	(43,845)

Income from discontinued operations (net of taxes of $220,164
and $0)	344,993	353,115

Net income	$156,186	$309,270

Basic and fully diluted earnings (loss) per common share:
Continuing operations	$(.01)	$(.00)
Discontinued operations, net of tax	$.02	$.02
Net earnings per common share	$.01	$.02

Weighted average common shares outstanding	23,954,056	22,719,056

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31,

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$156,186	$309,270
Adjustments to reconcile net income to net
cash used by operating activities
Income from discontinued operations	(344,993)	(353,115)
Depreciation	89	149
Increase (Decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable	(40,210)	--
Prepaid expenses	(4,681)	--
Accounts payable	(65,465)	--

Net cash used by continuing operating activities	(299,074)	(43,696)
Net cash provided by discontinued operating activities	(150,557)	(41,286)

NET CASH USED BY OPERATING ACTIVITIES	(449,631)	(84,982)

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayments of loans to stockholders	--	(27,000)

Net cash used by continuing investing activities	--	(27,000)
Net cash provided by discontinued investing activities	344,760	291,614

NET CASH PROVIDED BY INVESTING ACTIVITIES	344,760	264,614

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable to related party	37,079	--

Net cash provided by continuing financing activities	37,079	--
Net cash used by discontinued financing activities	--	(118,325)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	37,079	(118,325)

NET (DECREASE) INCREASE IN CASH	(67,792)	61,307

CASH - BEGINNING OF PERIOD	857,074	322,439

CASH - END OF PERIOD	$789,282	$383,746

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$116	$--
Income taxes	202,101	1,219

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

Warrant activity during the three months ended March 31, 2010 follows:

				Weighted
				Average
			Weighted	Remaining
		Average	Average	Contractual
	Warrants	Exercise Price	Grant-Date Fair Value	Life (Years)
Warrants outstanding at January 1, 2010	3,085,000	$0.83	$0.10
No warrant activity	--	--	--
Warrants outstanding at March 31, 2010	3,085,000	$0.83	$0.10	6.82
Stock Option Plan activity during the three months ended March 31, 2010 follows:

				Weighted
				Average
			Weighted	Remaining
		Average	Average	Contractual
	Warrants	Exercise Price	Grant-Date Fair Value	Life (Years)
Options outstanding at January 1, 2010	1,796,000	$0.01	$0.10
No option activity	--	--	--
Options outstanding at December 31, 2009	1,796,900	$0.01	$0.10	5.59
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

	Three months ended March 31,
	2010	2009
Weighted average risk-free rate	4.87%	4.64%
Average expected life in years	6.4	5.6
Expected dividends	None	None
Volatility	20%	20%
Forfeiture rate	0%	0%

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

Note 7 - Income Taxes

The tax provision at March 31 consists of the following:

	2010	2009
From operations:
Continuing operations:
Current tax expense (benefit):
Federal	$(100,482)	$--
State and local	(20,324)	1,219
	(120,806)	1,219
Deferred tax expense (benefit)	--	--
Total from continuing operations	(120,806)	1,219
Discontinued operations:
Current tax expense (benefit)
Federal	180,603	--
State and local	39,561	--
	220,164	--

Deferred tax expense (benefit):
Federal	--	--
State and local	--	--
	--	--

Total from discontinued operations	220,164	--

Total	$99,358	$1,219

A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

	Three Months Ended
	March 31,

	2010	2009
Statutory tax rate	34.0%	34.0%
Effect of:
State income taxes, net of
Federal income tax benefit	5.3%	5.3%
Effective tax rate	39.5%	39.5%

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

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

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
INTRODUCTION
     iGambit is a company focused on the technology markets. Our sole operating subsidiary, Gotham Innovation Lab, Inc., is in the business of providing media technology services to the real estate industry. During the year ended December 31, 2009 and during the three months ended March 31, 2010 Gotham produced approximately $166,661 and $164,932 of revenue, respectively. We are focused on expanding the operations of Gotham by marketing the company to existing and potential new clients. Currently Gotham has several proposals outstanding to franchisees of one of its main customers, as well as other potential new clients. In addition to Gotham’ s operations, we receive Quarterly Revenue Share Payments and Annual Increase Payments from Digi-Data Corporation, which are payable pursuant to the terms of an agreement under which we sold certain assets to DDC in 2006. We earned $1,730,637 and $565,158 of Quarterly Revenue Share Payments and Annual Increase Payments from DDC in the year ended December 31, 2009, and the three months ended March 31, 2010, respectively. Those amounts were paid between June 2009 and July 2010. We expect that the payments from DDC, which we will receive through February 2011, will continue to grow based upon the expansion of DDC’s business. We are also focused on acquiring or partnering with additional technology companies.
THREE MONTHS ENDED MARCH 31, 2010 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2009
     Assets. At March 31, 2010, we had $2,122,408 in total assets, compared to $1,994,608 at December 31, 2009. The increase in total assets was primarily due to the increase in cash as a result of the receipt of increased contingency payments from DDC.
     Liabilities. At March 31, 2010, our total liabilities were $178,605 compared to $206,991 at December 31, 2009. Liabilities consist of accounts payable, a note payable to a related party, and a loan payable to stockholders. We do not have any long term liabilities.  The decrease in liabilities was due to a decrease in accounts payable, which decrease was partly offset by amounts due under a related party note payable.
     Stockholders’ Equity (Deficit). Our stockholders’ equity increased to $1,943,803 at March 31, 2010 from $1,787,617 at December 31, 2009. This increase was primarily due to the receipt of increasing contingency payments from Digi-Data Corp.
     Revenues and Net Income. We had $167,342 of revenue during the three months ended March 31, 2010, as compared to no revenue during the three months ended March 31, 2009. The increase was due to revenue generated by our acquired subsidiary Gotham.  In addition, we had income from discontinued operations of $344,993 for the three months ended March 31, 2010, compared to $353,115 for the three months ended March 31, 2009, and net income of $156,186 for the three months ended March 31, 2010, compared to $309,270 for the three months ended March 31, 2009. Our increase in revenue was offset entirely by a $386,941 increase in General and administrative expenses. We continue to receive 10% of Digi-Data’ s gross Vault sales and 5% of the year to year increase. This agreement ends on February 28, 2011.

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
Cash Flow Activity

Cash used in operating activities was $449,631 for the three months ending March 31, 2010, compared to cash used in operating activities of $84,982 for the three months ending March 31, 2009. Our primary source of operating cash flow for the three months ending March 31, 2010 is from net income.    We receive Quarterly Revenue Share Payments and Annual Increase Payments from Digi-Data Corporation, which are payable pursuant to the terms of an agreement under which we sold certain assets to DDC in 2006. Cash payments received from DDC under the agreement totaled $1,383,514 in the year ended December 31, 2009, and $414,852 in the three months ended March 31, 2010.   We earned an additional $ 565,158 under our arrangement with DDC during the three months ended March 31, 2010, of which $472,384 was for the first quarter Contingency Payment (paid in May 2010) and $92,774 was accrued revenue for the 5% year to year Contingency Payment. The 5% year to year Contingency Payment will continue to accrue monthly and will be paid in 2011 as per the agreement. We expect that the payments from DDC, which we will receive through February 2011, will continue to grow based upon the expansion of DDC’s business.

In addition to the DCC Contingency Payments, we receive revenue from the operation of our Gotham subsidiary, which operates the business we acquired from Jekyll Island Ventures, Inc. in 2009. We anticipate that Gotham’s business and revenues will continue to grow throughout 2010. Gotham is not currently cash flow positive. Gotham generated revenues of $166,661 and incurred a net loss of $(124,954) in 2009 and revenues of $164,932 and a net loss of $(98,655) for the three months ended March 31, 2010.

Cash provided by investing activities was $344,760 for the three months ending March 31, 2010 and $264,614 for the three months ending March 31, 2009.   The entire source of cash provided by investing activities is the DDC contingency payments classified as cash flows from discontinued investing activities.

Cash provided from financing activities was $37,079 for the three months ending March 31, 2010 compared to cash used by financing activities of $118,325 for the three months ending March 31, 2009.   The cash flow from financing activities in the first three months of 2010 was an increase in a loan payable to a related party from our subsidiary Gotham. The cash used from financing activities in the first three months of 2009 was a decrease in the DDC prepaid contingency liability.

Supplemental Cash Flow Activity

          In the three months ending March 31, 2010 the company paid income taxes of $202,101 compared to $1,219 for the three months ending March 31, 2009. The increase in taxes was due to the company having used up its Net Operating Loss carry over in fiscal year 2009.  The company also paid interest of $116 during the first three months of 2010.
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

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 13, 2010.

iGambit, Inc.
/s/ John Salerno
John Salerno
Chief Executive Officer

/s/ Elisa Luqman
Elisa Luqman
Chief Financial Officer and Principal Accounting Officer

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