Form 10-Q
period 2010-09-30
iGambit, Inc.
filed 2010-11-22
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended September 30, 2010

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
The Registrant had 23,954,056 shares of its common stock outstanding as of November 15, 2010.

 iGambit, Inc.

Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements
IGAMBIT INC.
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009

ASSETS

Current assets
Cash	$926,951	$857,074
Accounts receivable	126,189	56,743
Prepaid expenses	330,122	8,838
Notes receivable - stockholders	17,000	17,000
Notes receivable	200,000	--
Assets from discontinued operations	901,781	715,573

Total current assets	2,502,043	1,655,228

Property and equipment, net	4,159	895

Other assets
Goodwill	111,026	111,026
Deposits	2,500	2,500
Assets from discontinued operations	--	150,985

Total other assets	113,526	264,511

	$2,619,728	$1,920,634

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$389,636	$96,928
Note payable - related party	26,886	--
Loans payable - stockholders	2,504	2,504

Total current liabilities	419,026	99,432

Stockholders' equity
Common stock, $.001 par value; authorized -
75,000,000 shares; issued and outstanding -
23,954,056 shares	23,954	23,954
Additional paid-in capital	2,531,513	2,448,413
Accumulated deficit	(354,765)	(651,165)

Total stockholders' equity	2,200,702	1,821,202

	$2,619,728	$1,920,634

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009

Sales	$232,343	$--	$646,002	$--

Cost of sales	99,387	--	243,712	--

Gross profit	132,956	--	402,290	--

Operating expenses
General and administrative expenses	476,649	157,453	1,384,889	297,272

Loss from operations	(343,693)	(157,453)	(982,599)	(297,272)

Other income
Miscellaneous income	--	4,160	--	4,160
Interest income	1,853	867	2,771	3,275

Total other income	1,853	5,027	2,771	7,435

Loss from continuing operations before income tax benefit	(341,840)	(152,426)	(979,828)	(289,837)

Income tax expense (benefit)	(116,984)	(52,782)	(346,049)	(107,059)

Loss from continuing operations	(224,856)	(99,644)	(633,779)	(182,778)

Discontinued operations
Income from discontinued operations	330,199	461,882	1,537,486	1,231,361
Provision for income taxes	120,467	211,301	607,307	486,388

Income from discontinued operations, net of taxes	209,732	250,581	930,179	744,973

Net income (loss)	$(15,124)	$150,937	$296,400	$562,195

Basic and fully diluted earnings (loss) per common share:
Continuing operations	$(.01)	$(.00)	$(.03)	$(.01)
Discontinued operations, net of tax	$.01	$.01	$.04	$.03
Net earnings per common share	$.00	$.01	$.01	$.02

Weighted average common shares outstanding	23,954,056	23,134,491	23,954,056	22,859,056

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30,

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$296,400	$562,195
Adjustments to reconcile net income to net
cash (used) provided by operating activities
Income from discontinued operations	(930,179)	(744,973)
Depreciation	894	447
Stock-based compensation expense	83,100	7,500
Increase (Decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable	(69,446)	--
Prepaid expenses	(321,284)	(1,703)
Accounts payable	292,708	(2,633)

Net cash used by continuing operating activities	(647,807)	(179,167)
Net cash (used) provided by discontinued operating activities	(186,208)	418,436

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(834,015)	239,269

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,158)	--
Increase in notes receivable	(200,000)	--
Increase in deposits	--	(2,600)
Payments received from loans to stockholders	--	198,281

Net cash (used) provided by continuing investing activities	(204,158)	195,681
Net cash provided by discontinued investing activities	1,081,164	15,118

NET CASH PROVIDED BY INVESTING ACTIVITIES	877,006	210,799

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable to related party	26,886	--

Net cash provided by continuing financing activities	26,886	--
Net cash provided by discontinued financing activities	--	--

NET CASH PROVIDED BY FINANCING ACTIVITIES	26,886	--

NET INCREASE IN CASH	69,877	450,068

CASH - BEGINNING OF PERIOD	857,074	322,439

CASH - END OF PERIOD	$926,951	$772,507

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$851	$1,189
Income taxes	390,634	4,698

Non-cash investing and financing activities:
Cashless exercise of common stock options	$--	$7,500
Stock-based compensation expense	83,100	7,500

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
$73,974

Following is a presentation of pro forma balance sheets and statements of operations for the nine months ended September 30, 2009 and for the year ended December 31, 2008, and the pro forma statements of operations for the year ended December 31, 2009:

Nine months ended September 30, 2009:

Pro Forma Balance Sheets

	iGambit	Jekyll	Combined

Current assets	$1,371,447	$70,981	$1,442,428
Fixed assets	1,044	2,993	4,037
Other assets	153,209		153,209
Total assets	1,525,700	73,974	1,599,674

Current liabilities	2,121	--	2,121
Long-term liabilities	--	--	--
Total liabilities	2,121	--	2,121
Stockholders' equity	1,523,579	73,974	1,597,553
Total liabilities and stockholders' equity	$1,525,700	$73,974	$1,599,674

Pro Forma Statements of Operations

	iGambit	Jekyll	Combined

Revenue	$--	$249,925	$249,925
Cost of sales	--	43,151	43,151
Gross profit	--	206,774	206,774
General and administrative expenses	418,772	208,965	627,737
Loss from operations	(418,772)	(2,191)	(420,963)
Other income	7,435	--	7,435
Income tax benefit	107,059	--	107,059
Loss from continuing operations	(304,278)	(2,191)	(306,469)
Income from discontinued operations	744,973	--	744,973
Net income (loss)	$440,695	$(2,191)	$438,504

Year ended December 31, 2008:

Pro Forma Balance Sheets

	iGambit	Jekyll	Combined

Current assets	$985,927	$80,650	$1,066,577
Fixed assets	1,491	--	1,491
Other assets	462,758	--	462,758
Total assets	1,450,176	80,650	1,530,826

Current liabilities	4,754	3,929	8,683
Long-term liabilities	491,538	--	491,538
Total liabilities	496,292	3,929	500,221
Stockholders' equity	953,884	76,721	1,030,605
Total liabilities and stockholders' equity	$1,450,176	$80,650	$1,530,826

Pro Forma Statements of Operations

	iGambit	Jekyll	Combined

Revenue	$--	$359,590	$359,590
Cost of sales	--	62,100	62,100
Gross profit	--	297,490	297,490
General and administrative expenses	123,689	280,198	403,887
(Loss) income from operations	(123,689)	17,292	(106,397)
Other income	2,554	--	2,554
Income tax benefit	44,065	--	44,065
(Loss) income from continuing operations	(77,070)	17,292	(59,778)
Income from discontinued operations	553,363	--	553,363
Net income	$476,293	$17,292	$493,585

Year ended December 31, 2009:

Pro Forma Statements of Operations

	iGambit	Jekyll	Combined

Revenue	$6,500	$416,586	$423,086
Cost of sales	--	90,608	90,608
Gross profit	6,500	325,978	332,478
General and administrative expenses	617,505	453,123	1,070,628
Loss from operations	(611,005)	(127,145)	(738,150)
Other income	3,908	--	3,908
Income tax benefit	238,334	--	238,334
Loss from continuing operations	(368,763)	(127,145)	(495,908)
Income from discontinued operations	1,047,035	--	1,047,035
Net income (loss)	$678,272	$(127,145)	$551,127

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

Restricted Cash

An escrow account was established in connection with the sale of business to Digi-Data to hold funds for contingent liabilities.  Under the terms of the sale, 25% of the quarterly contingency payments are deposited into the escrow account for a period of three years.  Also under the terms of the sale, 50% of the balance of the escrow funds held will be released after three years, and the remaining balance released after two more years.  The escrow account balance of $151,543 was released to the Company on September 29, 2010.  The escrow account balance was $150,985 at December 31, 2009.

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

Accounts Receivable

The Company analyzes the collectability of accounts receivable each accounting period and adjusts its allowance for doubtful accounts accordingly.  A considerable amount of judgment is required in assessing the realization of accounts receivables, including the current creditworthiness of each customer, current and historical collection history and the related aging of past due balances.  The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment.  As of December 31, 2009, the Company has charged $65,000 of bad debts to operations for uncollectible accounts.  The Company has charged $6,803 of bad debts to operations for the nine months ended September 30, 2010.

Property and equipment and depreciation

Property and equipment are stated at cost.  Depreciation for both financial reporting and income tax purposes is computed using combinations of the straight line and accelerated methods over the estimated lives of the respective assets. During the nine months ended September 30, 2010, the Company purchased computer equipment totaling $4,158. Computer equipment is depreciated over 5 years.  Maintenance and repairs are charged to expense when incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

Depreciation expense of $894 and $447 was charged to operations for the nine months ended September 30, 2010 and 2009, respectively.

Goodwill

Goodwill represents the fair market value of the common shares issued and common stock options granted by the Company for the acquisition of Jekyll by the Company’s subsidiary, Gotham.  In accordance with ASC Topic No. 350 “Intangibles – Goodwill and Other”), the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test, and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified. A lack of projected future operating results from Gotham’s operations may cause impairment.  As Gotham’s marketing plan and expected core business is expected to commence later in 2010, it is too early for management to evaluate whether goodwill has been impaired.  No impairment was recorded during the nine months ended September 30, 2010.

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

	Nine Months Ended September 30,
	2010	2009
StocS Stock options	2,468,900	296,900
Aver Common stock warrants	3,085,000	3,085,000

Basic Total shares excluded from calculation	5,553,900	3,381,900

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

In 2006, the Company adopted the 2006 Long-Term Incentive Plan (the "2006 Plan").   Awards granted under the 2006 plan have a ten-year term and may be incentive stock options, non-qualified stock options or warrants. The awards are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a three or four year period. Effective January 1, 2006, we recognized compensation expense ratably over the vesting period, net of estimated forfeitures. As of September 30, 2010, there was approximately $99,000 of total unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 plan. This cost is expected to be recognized over a remaining weighted-average vesting period of 1.67 years.  Stock-based compensation of $33,600 for vested options and of $49,500 for vested warrants was charged to operations for the nine months ended September 30, 2010.

The 2006 Plan provides for the granting of options to purchase up to 5,510,000 shares of common stock.  5,213,100 options have been exercised to date.  There are 2,468,900 options outstanding under the 2006 Plan.

Warrant activity during the nine months ended September 30, 2010 follows:

				Weighted
				Average
			Weighted	Remaining
		Average	Average	Contractual
	Warrants	Exercise Price	Grant-Date Fair Value	Life (Years)
Warrants outstanding at January 1, 2010	3,085,000	$0.83	$0.10
No warrant activity	--	--	--
Warrants outstanding at September 30, 2010	3,085,000	$0.83	$0.10	2.58

Stock Option Plan activity during the nine months ended September 30, 2010 follows:

				Weighted
				Average
			Weighted	Remaining
		Average	Average	Contractual
	Options	Exercise Price	Grant-Date Fair Value	Life (Years)
Options outstanding at January 1, 2010	1,796,000	$0.01	$0.10
Granted during 2010	672,000	0.10	0.10
Options outstanding at September 30, 2010	2,468,900	$0.03	$0.10	7.10
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

	Nine months ended September 30,
	2010	2009
Weighted average risk-free rate	4.87%	4.23%
Average expected life in years	5.0	5.1
Expected dividends	None	None
Volatility	20%	20%
Forfeiture rate	0%	0%

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

Note 7 - Income Taxes

The tax provision at September 30 consists of the following:

	2010	2009

From operations:
Continuing operations:
Current tax expense (benefit):
Federal	$(275,153)	$(85,764)
State and local	(73,198)	(21,295)
	(348,351)	(107,059)
Deferred tax expense (benefit)	___ --	--
Total from continuing operations	(348,351)	(107,059)
Discontinued operations:
Current tax expense (benefit)
Federal	479,696	384,185
State and local	127,611	102,203
	607,307	486,388

Deferred tax expense (benefit):
Federal	--	--
State and local	--	--
	--	--

Total from discontinued operations	607,307	486,388

Total	$258,956	$379,329

A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

Nine Months Ended
September 30,
	2010	2009

Statutory tax rate	34.0%	34.0%
Effect of:
State income taxes, net of
Federal income tax benefit	5.5%	5.5%
Tax effect of expenses that are not
deductible for income tax purposes	(4.2)%	(2.6)%
Effective tax rate	35.3%	36.9%

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

In accordance with ASC Topic No. 740, Income Taxes, a valuation allowance is established based on the future recoverability of deferred tax assets.  This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, the Company’s most recent results of operations and expected future profitability.  Management has determined that no valuation allowance related to deferred tax assets is necessary at September 30, 2010 and December 31, 2009.

The deferred tax assets included in assets from discontinued operations in the accompanying balance sheets includes the following at September 30 and December 31, respectively:

	2010	2009

Current:
Net operating loss carryforwards	$--	$279,058
Non-current:
Net operating loss carryforwards	--	--
Deferred compensation	--	98,750

	$--	$377,808

        Note 8 – Risks and Uncertainties

Contingency Payment Income – Discontinued Operations

The discontinued operations of contingency payments received from Digi-Data is the Company’s primary source of income.  Should Digi-Data not achieve sufficient vaulting revenue or continue to exist, substantial doubt would be raised as to the Company’s ability to continue to exist, as the Company has no other source of significant revenue.

Uninsured Cash Balances

Substantially all amounts of cash accounts held at financial institutions are insured by the FDIC.

Note 9 - Related Party Transactions

Notes Receivable - Stockholders

The Company provided loans to a stockholder totaling $17,000 at September 30, 2010 and December 31, 2009.  The loans bear interest at a rate of 6% and are due on December 31, 2010.

Accrued interest on the note was $763 for the nine months ended September 30, 2010 and 2009, respectively.
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

Loans Payable - Stockholders

Two stockholders of the Company who are also former stockholders of Jekyll provided advances to Gotham for expenses totaling $2,504 at September 30, 2010 and December 31, 2009.  The loans from the stockholders do not bear interest and are payable on demand.

Note Payable – Related Party

Gotham provided loans to an entity that is controlled by the officers of Gotham totaling $26,886 at September 30, 2010.  The note bears interest at a rate of 5.5% and is due on July 1, 2011.

Interest expense of $516 was charged to operations for the nine months ended September 30, 2010.

Lease Commitment

iGambit Inc. entered into an operating lease for office space for a term of 12 months effective June 1, 2010.  Monthly rent under the lease is $2,600.

Gotham has an operating lease for office space renewable annually on October 16 at a monthly rent of $5,500.

Rent expense of $67,400 was charged to operations for the nine months ended September 30, 2010.

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

Note 12 – Potential Acquisition

On July 20, 2010, the Company entered into a letter of intent to acquire the assets and business of Allied Airbus, Inc. (“Allied”).  In exchange for the acquisition of Allied, the Company would issue to Allied upon execution of the definitive agreement 500,000 shares of the Company’s common stock and an additional 2,250,000 common shares over a three year period beginning on January 1, 2011 based upon certain performance criteria, as well as additional cash or discounted common stock based upon earnings criteria.  The Company would also assume or retire debt of Allied of not more than $225,000.  The letter of intent will terminate on December 31, 2010 if both parties are unable to negotiate a mutually acceptable definitive agreement, unless the parties agree in writing to extend such date.

In connection with the letter of intent, the Company provided various loans to Allied totaling $200,000 at September 30, 2010, for which promissory notes were issued.  The notes are personally guaranteed by the officers of Allied, bear interest at a rate of 6% and are due in one year.

Accrued interest on the notes was $1,450 for the nine months ended September 30, 2010.

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

 Property and equipment and depreciation
     Property and equipment are stated at cost. Depreciation for both financial reporting and income tax purposes is computed using combinations of the straight line and accelerated methods over the estimated lives of the respective assets. During the nine months ended September 30, 2010, the Company purchased computer equipment totaling $4,158. Computer equipment is depreciated over 5 years. Maintenance and repairs are charged to expense when incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.
     Depreciation expense of $894 and $447 was charged to operations for the nine months ended September 30, 2010 and 2009, respectively.
Goodwill
     Goodwill represents the fair market value of the common shares issued and common stock options granted by the Company for the acquisition of Jekyll by the Company’s subsidiary, Gotham. In accordance with ASC Topic No. 350 “Intangibles — Goodwill and Other”, the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test, and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified. A lack of projected future operating results from Gotham’s operations may cause impairment. As Gotham’s marketing plan and expected core business is expected to commence later in 2010, it is too early for management to evaluate whether goodwill has been impaired. No impairment was recorded during the nine months ended September 30, 2010.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction
   iGambit is a company focused on the technology markets. Our sole operating subsidiary, Gotham Innovation Lab, Inc., is in the business of providing media technology services to the real estate industry. During the period October 1, 2009 to December 31, 2009 and during the nine months ended September 30, 2010 Gotham produced approximately $166,661 and $646,002 of revenue, respectively. We are focused on expanding the operations of Gotham by marketing the company to existing and potential new clients. Currently Gotham has several proposals outstanding to franchisees of one of its main customers, as well as other potential new clients. In addition to Gotham’s operations, we receive Quarterly Revenue Share Payments and Annual Increase Payments from Digi-Data Corporation, which are payable pursuant to the terms of an agreement under which we sold certain assets to DDC in 2006. Payments earned from DDC totaled $ 1,730,637 during the year ended December 31, 2009, of which $1,364,538 was for the four quarters of 2009 Contingency Payments and $339,099 was accrued revenue for the 5% year to year Contingency Payment for the year ended December 31, 2009.   We earned  $1,348,680 under our arrangement with DDC during the nine months ended September 30, 2010, of which $1,159,874 was for the first three quarters Contingency Payments and $188,806 was accrued revenue for the 5% year to year Contingency Payment for the months January 2010 to September 2010. During the third quarter 2010 DDC disclosed to Management that their largest customer Verizon Online re-negotiated their contract with DDC and the pricing model has changed. As a result of the new pricing model the DDC Vault Revenue will decrease from the levels that have occurred in recent months and return closer to revenue levels seen in 2009.  Subsequently the DDC Contingency Payments will also return to revenue levels closer to 2009.  We expect that the payments from DDC, which we will receive through February 2011, will continue to grow, but at a lesser pace, based upon the past three month’s revenue reporting from DDC and the expansion of DDC’s business. We are also focused on acquiring or partnering with additional technology companies.

     Assets. At September 30, 2010, we had $2,619,728 in total assets, compared to $1,920,634 at December 31, 2009.   The increase in total assets was primarily due to the increase in cash as a result of the receipt of increased contingency payments from DDC.

     Liabilities. At September 30, 2010, our total liabilities were $419,026 compared to $99,432 at December 31, 2009. Liabilities consist of accounts payable and a note payable to a related party.  We do not have any long term liabilities.  The increase in total liabilities was primarily due to the income tax provision.

     Stockholders’ Equity (Deficit). Our stockholders’ equity increased to $2,200,702 at September 30, 2010 from $1,821,202 at December 31, 2009. This increase was primarily due to income derived from the receipt of contingency payments from Digi-Data Corp

Three Months Ended September 30, 2010 as Compared to Three Months Ended September 30, 2009

     Revenues and Net Income. We had $232,343 of revenue during the three months ended September 30, 2010, as compared to no revenue during the three months ended September 30, 2009.  The increase in revenue was due to revenue generated by our acquired subsidiary Gotham.  In addition, we had income from discontinued operations of $330,199 for the three months ended September 30, 2010, compared to $461,882 for the three months ended September 30, 2009 and net loss of $(15,124) for the three months ended September 30, 2010, compared to $150,937 for the three months ended September 30, 2009.  Our increase in revenue was offset entirely by a $319,196 increase in General and administrative expenses. We continue to receive 10% of Digi-Data’s gross Vault sales and 5% of the year to year increase. This agreement ends on February 28, 2011.
     General and Administrative Expenses. General and Administrative Expenses increased to $476,649 for the three months ended September 30, 2010 from $157,453 for the three months ended September 30, 2009. For the three months ended September 30, 2010 our General and Administrative Expenses consisted of corporate administrative expenses of $90,881, legal and accounting fees of $38,208, payroll expenses of $255,460 and compensation for vested warrants expense of $83,100. For the three months ended September 30, 2009 our General and Administrative Expenses consisted of corporate administrative expenses of $17,628,  legal and accounting fees of $73,000, initial public offering expenses of $15,000, and payroll expenses of $51,825. The increases from the three months ended September 30, 2009 to the three months ended September 30, 2010 relate primarily to: (i) professional costs associated with the preparation and filing of a registration statement with the SEC; and (ii) costs associated with the operation of our Gotham subsidiary. Costs associated with the operation of our Gotham subsidiary should remain level going forward, subject to a material expansion in the business operations of Gotham which would likely increase our corporate administrative expenses. Further, we anticipated an increase in legal and accounting fees in 2010 as a result of having become a reporting company under the Securities Exchange Act of 1934.

Nine months ended September 30, 2010 as Compared to Nine months ended September 30, 2009

     Revenues and Net Income. We had $646,002 of revenue during the nine months ended September 30, 2010, as compared to no revenue during the nine months ended September 30, 2009.  The increase in revenue was due to revenue generated by our acquired subsidiary Gotham.  In addition, we had income from discontinued operations of $1,537,486 for the nine months ended September 30, 2010, compared to $1,231,361 for the nine months ended September 30, 2009, and net income of $296,400 for the nine months ended September 30, 2010, compared to $562,195 for the nine months ended September 30, 2009. Our increase in revenue was offset entirely by a $1,087,617 increase in General and administrative expenses. We continue to receive 10% of Digi-Data’s gross Vault sales and 5% of the year to year increase. This agreement ends on February 28, 2011.

     General and Administrative Expenses. General and Administrative Expenses increased to $1,384,889 for the nine months ended September 30, 2010 from $297,272 for the nine months ended September 30, 2009. For the nine months ended September 30, 2010 our General and Administrative Expenses consisted of corporate administrative expenses of $377,262, legal and accounting fees of $112,938 , initial public offering expenses of $58,276,  payroll expenses of $753,313 and compensation for vested warrants expense of $83,100.     For the nine months ended September 30, 2009 our General and Administrative Expenses consisted of corporate administrative expenses of $121,852, legal and accounting fees of $123,595, initial public offering expenses of 20,000, and payroll expenses of $51,825. The increases from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 relate primarily to: (i) salaries for the addition of the Gotham subsidiary officers and staff; (ii) professional costs associated with the preparation and filing of a registration statement with the SEC; and (iii) costs associated with the operation of our Gotham subsidiary. Costs associated with our officers’ salaries and the operation of our Gotham subsidiary should remain level going forward, subject to a material expansion in the business operations of Gotham which would likely increase our corporate administrative expenses. Further, whereas the additional professional fees associated with the acquisition of Jekyll Island Ventures, Inc. will not carry over into future periods  we anticipate an increase in legal and accounting as we engage in other acquisitions, and we anticipate an increase in legal and accounting fees in 2011 as a result of having become a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, at September 30, 2010, we had $926,951 of cash and stockholders’ equity of $2,200,702. At September 30, 2010 we had $2,619,728 in total assets, compared to $1,920,634 at December 31, 2009.

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

Cash used in operating activities was $834,015 for the first nine months ended September 30, 2010, compared to cash provided by September operating activities of $239,269 for the first nine months ended September 30, 2009. Our primary source of operating cash flow for the nine months ended September 30, 2010 is from net income of $296,400 compared to net income of $562,195 for the nine months ended September 30, 2009. The primary source of net income is income from discontinued operations totaling $1,537,486 for the nine months ended September 30, 2010 (net of taxes of $607,307) compared to income from discontinued operations totaling $1,231,361 for the nine months ended September 30, 2009 (net of taxes of  $486,388).  Income from discontinued operations is comprised solely of income from DDC Contingency Payments. We receive Quarterly Revenue Share Payments and Annual Increase Payments from Digi-Data Corporation, which are payable pursuant to the terms of an agreement under which we sold certain assets to DDC in 2006.    We earned  $1,537,486 under our arrangement with DDC during the nine months ended September 30, 2010, of which $1,348,680 was for the first three quarters Contingency Payments and $188,806 was accrued revenue for the 5% year to year Contingency Payment for the months January 2010 to September 2010. $472,384 for the first quarter Contingency Payment was paid in May 2010 and  $362,202 was paid in July 2010 and applied against the 2009-2010 5% year to year Contingency Payment.  We anticipate the second and third quarter Contingency Payments will be paid in 2011. The 5% year to year Contingency Payment will continue to accrue monthly and be paid in 2011 as per the agreement. We earned  $1,231,361 under our arrangement with DDC during the nine months ended September 30, 2009, of which $1,016,903 was for the first three quarters Contingency Payments and $214,458 was accrued revenue for the 5% year to year Contingency Payment for the months January 2009 to September 2009. We expect that the payments from DDC, which we will receive through February 2011, will continue to grow based upon the expansion of DDC’s business.

In addition to the DDC Contingency Payments, we receive revenue from the operation of our Gotham subsidiary, which operates the business we acquired from Jekyll Island Ventures, Inc. in fourth quarter 2009. We anticipate that Gotham’s business and revenues will continue to grow throughout 2010. Gotham is not currently cash flow positive. Gotham generated revenues of $646,002 and a net loss of $(250,503) in 2010.

Cash provided by investing activities was $877,006 for the first nine months ended September 30, 2010 and $210,799 for the nine months ended September 30, 2009.   The primary source of cash provided by investing activities is the DDC Contingency Payments classified as cash flows from discontinued investing activities.

Cash provided from financing activities was $26,886 for the nine months ended September 30, 2010 compared to no cash flows from financing activities for the nine months ended September 30, 2009.   The cash flow from financing activities in the first nine months of fiscal 2010 was an increase in a loan payable to a related party from our subsidiary Gotham.

Supplemental Cash Flow Activity

In the nine months ended September 30, 2010 the company paid income taxes of $390,634 compared to $4,698 for the nine months ended September 30, 2009. The increase in taxes was due to the company having used up its Net Operating Loss carry over in fiscal year 2009. The company also paid interest of $851 during the first nine months of fiscal year 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Not Required.
Item 4T. Controls and Procedures.
Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September 30, 2010. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.
Changes in internal controls. There were no changes in our internal controls over financial reporting during the third fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended September 30, 2010.

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

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 22, 2010.

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