Form 10-Q/A
period 2011-02-07
iGambit, Inc.
filed 2011-02-08
CIK 1479681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Amendment No. 5
to
FORM 10
GENERAL FORM FOR REGISTRATION OF SECURITIES
Pursuant to Section 12(b) or (g) of the Securities Exchange Act of 1934
iGAMBIT, INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3363609

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 Calebs Path Extension, Suite 114,
Hauppauge, New York	11788

(Address of principal executive offices)	(Zip Code)
With copy to:

Joel D. Mayersohn, Esq.
Clint J. Gage, Esq.
Roetzel & Andress
350 East Las Olas Boulevard, Suite 1150
Fort Lauderdale, Florida 33301
Telephone: (954) 462-4150
Facsimile: (954) 462-4260

Registrant’s telephone number, including area code: (631) 780-7055
Securities to be registered pursuant to Section 12(b) of the Act: None

Securities to be registered pursuant to Section 12(g) of the Act:	Common Stock
(Title of Class)
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

ITEM 1. BUSINESS
CAUTION REGARDING FORWARD LOOKING STATEMENTS
     This registration statement contains forward-looking statements. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “intends,” “potential” and similar expressions. All of the forward-looking statements contained in this registration statement are based on estimates and assumptions made by our management. These estimates and assumptions reflect our best judgment based on currently known market and other factors. Although we believe such estimates and assumptions are reasonable, they are inherently uncertain and involve risks and uncertainties. In addition, management’s assumptions about future events may prove to be inaccurate. We caution you that the forward-looking statements contained in this registration statement are not guarantees of future performance and we cannot assure you that such statements will be realized. In all likelihood, actual results will differ from those contemplated by such forward-looking statements as a result of a variety of factors, including those factors discussed in “Item 1A. Risk Factors.” We will update these forward-looking statements only as required by law. We do not undertake any other responsibility to update any forward-looking statements.
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
OUR COMPANY
Introduction
     We are a company focused on the technology markets. Presently we have one operating subsidiary in the business of providing media technology services to the real estate industry. At this point we have limited revenues consisting solely of revenues from the operation of our Gotham subsidiary ($646,002 during the nine months ended September 30, 2010) and the receipt of Quarterly Revenue Share Payments and Annual Increase Payments from DDC.  Payments earned from DDC totaled $1,730,637 during the year ended December 31, 2009, of which $1,364,538 was for the four quarters of 2009 Contingency Payments and $339,099 was accrued revenue for the 5% year to year Contingency Payment for the year ended December 31, 2009.   We earned  $1,537,486 under our arrangement with DDC during the nine months ended September 30, 2010, of which $1,348,680 was for the first three quarters Contingency Payments and $188,806 was accrued revenue for the 5% year to year Contingency Payment for the months January 2010 to September 2010. During the third quarter 2010 DDC disclosed to Management that their largest customer Verizon Online re-negotiated their contract with DDC and the pricing model has changed. As a result of the new pricing model the DDC Vault Revenue will decrease from the levels that have occurred in recent months and return closer to revenue levels seen in 2009.  Subsequently the DDC Contingency Payments will also return to revenue levels closer to 2009.  We expect that the payments from DDC, which we will receive through February 2011, will continue to grow, but at a lesser pace, based upon the past three month’s revenue reporting from DDC and the expansion of DDC’s business. We are also focused on acquiring or partnering with additional technology companies.

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
Our Strategy to Grow the Company

General

We have an overall corporate business plan as a holding company to seek out and acquire operating companies.  Phase one of our strategy is near completion. We have established new corporate headquarters and a website, expanded our board to include 3 outside independent directors, set up quarterly board meetings, engaged a sophisticated full service law firm, engaged a PCAOB auditing firm, engaged an investment banking firm as advisors to assist in the analysis of target acquisitions, and become an SEC reporting company.  In addition, we have identified and acquired our first target company, Jekyll Island Ventures Inc., as a result of a 10 year relationship with Jekyll’s management. While completing phase one of our strategy we are working on a daily basis towards phase two of our strategy, identifying further acquisitions.

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

     Customers

     Gotham’s currently has less than 996 client accounts, including accounts ranging from single agent accounts to large “master accounts” with large firms such as Prudential Douglas Elliman and Halstead. Taking these and other master accounts into consideration, Gotham does business with over 3,000 New York City real estate agents.   Gotham’s currently has less than 996 client accounts, including accounts ranging from single agent accounts to large “master accounts” with large firms such as Prudential Douglas Elliman and Halstead. Taking these and other master accounts into consideration, Gotham does business with over 3,000 New York City real estate agents.   The following five customers constituted approximately 66% of the Company’s sales over the first nine months of 2010:  EGR International, Inc. – 11% of sales; Cambridge Who’s Who – approximately 15% of sales; Prudential Douglas Elliman Real Estate, LLC – approximately 18% of sales; Halstead Property Development Marketing LLC – approximately 7% of sales; and Christies Great Estates, Inc. – approximately 14% of sales.  The loss of any of the foregoing client accounts could have a material adverse affect on the company’s financial condition.

     Expansion Strategy and Implementation Summary
     Gotham’s objective is to be a market leader in offering EXPO, Virtual Tours, and e-Brochures, type services to the real estate industry. Gotham is currently providing services to a number of realtors and brokers in the New York Metropolitan area including, but not limited to, Prudential Douglas Elliman (“PDE”), Cocoran and others. We plan to increase our marketing and client base in the NYC area and expand to other major cities and markets such as Boston, Philadelphia, Washington DC, Chicago, etc. Within 3 years we expect to be offering our services to over 250 US metropolitan statistical areas.

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

Period Covered	Amount	Date Received
March 1, 2006 - December 31, 2006 Quarterly Revenue Share Payment	$18,576.42	2/14/2007
1st Quarter 2007 Quarterly Revenue Share Payment	$20,085.64	7/18/2007
2nd Quarter 2007 Quarterly Revenue Share Payment	$54,429.29	9/18/2007
3rd Quarter 2007 Quarterly Revenue Share Payment	$81,761.49	12/17/2007
4th Quarter 2007 Quarterly Revenue Share Payment	$112,343.36	2/22/2008
1st Quarter 2008 Quarterly Revenue Share Payment	$142,403.25	5/1/2008
March 2007 — February 2008 Annual Increase Payment	$159,190.30	5/1/2008
2nd Quarter 2008 Quarterly Revenue Share Payment	$143,815.13	8/9/2008
3rd Quarter 2008 Quarterly Revenue Share Payment	$168,844.36	11/10/2008
4th Quarter 2008 Quarterly Revenue Share Payment	$246,005.85	3/10/2009
1st Quarter 2009 Quarterly Revenue Share Payment	$286,976.65	6/30/2009
March 2008 — February 2009 Annual Increase Payment	$222,322.00	6/30/2009
2nd Quarter 2009 Quarterly Revenue Share Payment	$325,514.21	9/25/2009
3rd Quarter 2009 Quarterly Revenue Share Payment	$364,196	12/24/2009
4th Quarter 2009 Quarterly Revenue Share Payment	$414,851	2/28/2010
1st Quarter 2010 Quarterly Revenue Share Payment	$472,384	5/26/2010
March 2009 — February 2010 Annual Increase Payment	$362,202	*
2nd Quarter 2010 Quarterly Revenue Share Payment	$536,349	**
3rd Quarter 2010 Quarterly Revenue Share Payment	$339,948

	$4,472,198.50,

*  $180,000 paid on 6/21/2010, and $182,202 paid on 7/26/2010.
** Partial payments received. $100,000 paid on 9/29/2010 $75,000 paid on 10/27/2010.

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
OUR CORPORATE INFORMATION
     Our principal offices are located at 1600 Calebs Path Extension, Suite 114, Hauppauge, New York, 11788. Our telephone number is (631) 780-7055 and our fax number is (631) 656-1055. We currently operate two corporate websites that can be found at www.igambit.com and www.gothamphotocompany.com (the information on the foregoing websites does not form a part of this prospectus).

ITEM 1A. RISK FACTORS
     If any of the following risks actually occur, our results of operations, cash flows and the value of our shares could be negatively impacted.
RISKS RELATED TO OUR BUSINESS AND OPERATIONS
We have a limited operating history on which you can evaluate our ability to achieve our business objective.
     Prior to our acquisition of Gotham we had limited operations since 2006.
We are dependent upon our Management for the operating of the Company.
     We are dependent upon the services of the Officers and Directors to determine and implement our overall focus and strategy. There can be no assurance that management’s experience will be sufficient to successfully achieve our business objectives. All decisions regarding the management of our affairs will be made exclusively by our Officers and Directors. In the event these persons are ineffective, our business and results of operation would likely be adversely affected.
We may not be able to compete successfully against current and future competitors.
     A large number of companies currently compete with us in the marketplace. Many competitors have far greater capital, marketing and other resources than we do. Furthermore, we cannot assure you that these or other companies will not develop new or enhanced products that are more effective than those of Gotham or partner companies that we acquire in the future.
Numerous external forces, including the recent financial crisis, could negatively affect our businesses, results of operations and financial condition.
     Numerous external forces, including the state of global financial markets and general economic conditions, lack of consumer confidence, lack of availability of credit, interest rate and currency rate fluctuations and national and international political circumstances (including wars and terrorist acts) could negatively affect our business, results of operations and financial condition. The recent global financial crisis affecting the banking system, financial markets and financial institutions has resulted in a tightening in the credit markets, a low level of liquidity in many financial markets and extreme volatility in credit and equity markets. The length of time or severity with which these conditions may persist is unknown. As a consequence, our operating results for a particular period are difficult to predict and, therefore, prior results are not necessarily indicative of expected results in future periods. In response to the financial crisis, many customers and potential customers may forgo, delay or reduce technology and other purchases. In connection with such crisis, we may experience reductions in sales of our products and services, extended sales cycles, difficulties in collecting or the inability to collect accounts receivable, slower adoption of new technologies, increased price competition and difficulties in obtaining or the inability to obtain financing.

If we are not able to deploy capital effectively and on acceptable terms, we may not be able to execute our business strategy.
     Our strategy includes effectively deploying capital by acquiring new companies. We may not be able to identify attractive acquisition candidates that fit our strategy. Even if we are able to identify such candidates, we may not be able to acquire such companies due to an inability to reach mutually acceptable financial or other terms with such companies or due to competition from other potential acquirers that may have greater resources, brand name recognition, industry contacts or flexibility of structure than us. The recent turmoil in the global economy has caused significant declines and fluctuations in the valuations of publicly-traded companies and privately-held companies. Uncertainty regarding the extent to which valuations of companies that fit our acquisition criteria will continue to fluctuate may affect our ability to accurately value potential acquisition candidates. Additionally, the recent economic crisis may make it more difficult for us to obtain capital needed to deploy to new and existing partner companies. If we are unable to effectively deploy capital to our companies on acceptable terms, we may not be able to execute on our strategy, and our business may be adversely impacted.
Our operations and growth and that of our partner companies could be impaired by limitations on our and/or their ability to raise capital or borrow money on favorable terms.
     We may need to raise additional capital or borrow money in order to sustain operations or to grow. If we are unable to raise capital or obtain credit on favorable terms, our ability to operate and grow may be impaired. This may require us to take other actions, such as borrowing money on terms that may be unfavorable, or divesting of assets prematurely to raise capital. If we need capital and are unable to raise it, then we may need to limit or cease operations.
The loss of our or our partner companies’ executive officers or other key personnel or our partner companies’ inability to attract additional key personnel could disrupt our business and operations.
     If one or more of our executive officers or key personnel, including highly trained information technology personnel, or our partner companies’ executive officers or key personnel, including highly trained information technology personnel, were unable or unwilling to continue in their present positions, or if we or our partner companies were unable to hire qualified personnel, our business and operations could be disrupted and our operating results and financial condition could be seriously harmed.
We may be subject to litigation proceedings or government regulation that could harm our business.
     We may be subject to legal claims involving stockholder, consumer, competition and other matters. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. An unfavorable ruling could include monetary damages or, in cases for which injunctive relief is sought, an injunction prohibiting us from performing one or more critical activities. If we were to receive an unfavorable ruling in a litigation matter, our business, financial condition and results of operations could be materially harmed. Even if legal claims brought against us are without merit, defending lawsuits may take significant time, be expensive and divert the attention of our management from other business concerns.
Our officers and directors will have significant voting power and may take actions that may not be in the best interests of other shareholders.
     Our officers and directors, principal stockholders and their affiliates currently control in excess of a majority of our voting securities. If these stockholders act together, they will be able to exert significant control over our management and affairs requiring stockholder approval, including approval of significant corporate transactions. This concentration of ownership may have the effect of delaying or preventing a change in control and might adversely affect the market price of the common stock. This concentration of ownership may not be in the best interests of all of our stockholders.
We do not anticipate paying dividends in the foreseeable future, and the lack of dividends may have a negative effect on the stock price.
     We currently intend to retain future earnings to support operations and to finance expansion and, therefore, do not anticipate paying any cash dividends on our capital stock in the foreseeable future.
We did not obtain an opinion from an unaffiliated third party as to the fair market value of Gotham or the fairness of the transaction to our stockholders and, as such, our stockholders are relying solely on the judgment of our board of directors.
     We did not obtain an opinion from an unaffiliated third party that the price we paid to acquire Gotham was fair to our stockholders. Accordingly, our stockholders relied solely on the judgment of our board of directors. None of our directors is a business valuation expert, an independent public accountant or an investment banker.
There is not now, and there may not ever be an active market for shares of our common stock.
     There is no public market for shares of our common stock. This makes it difficult for our stockholders to sell their shares as and when they choose. Should a trading market develop, it is likely to result in only small trading volumes for quite some time. Small trading volumes are generally understood to depress market prices. As a result, you may not always be able to resell shares of our common stock publicly at the time and prices that you feel are fair or appropriate.
We intend to attempt to have our common stock quoted on the OTC Bulletin Board, which will limit the liquidity and price of our securities more than if our securities were quoted or listed on a National Exchange.
     Initially, our securities will be traded in the over-the-counter market. We intend to commence the process of obtaining a quotation of our common stock on the OTC Bulletin Board (“OTCBB”). In order for our common stock to trade on the OTCBB, a registered broker-dealer, serving as a market maker, must be willing to list bid and ask quotations for our common stock, sponsor our listing on the OTCBB, and file an application with the OTCBB on our behalf to make a market in our common stock. We have engaged the services of Merrimac Corporate Securities, Inc. to perform the foregoing services. It is not possible to predict how long it may take to obtain a listing on the OTCBB. In the event an application for quotation of our common stock is submitted to the OTCBB, there can be no guaranty that the OTCBB will approve the application. Quotation of our securities on the OTC Bulletin Board will limit the liquidity and price of our securities more than if our securities were quoted or listed on a national exchange.
Our common stock is subject to the “penny stock” rules of the SEC, which may make it more difficult for stockholders to sell the common stock.
     The SEC has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:
•	that a broker or dealer approve a person’s account for transactions in penny stocks; and

•	the broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.
     In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:
•	obtain financial information and investment experience objectives of the person; and

•
make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

     The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

•	sets forth the basis on which the broker or dealer made the suitability determination; and

•	that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

 Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

  The regulations applicable to penny stocks may severely affect the market liquidity for the common stock and could limit an investor’s ability to sell the common stock in the secondary market.

As an issuer of “penny stock,” the protection provided by the federal securities laws relating to forward looking statements does not apply to us.

   Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of penny stocks. As a result, we do not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

The market price of our common stock is likely to be highly volatile and subject to wide fluctuations.

 Dramatic fluctuations in the price of our common stock may make it difficult to sell our common stock. The market price of our common stock is likely to be highly volatile and could be subject to wide fluctuations in response to a number of factors, some of which are beyond our control. Such factors include:

•
dilution caused by our issuance of additional shares of common stock and other forms of equity securities, in connection with future capital financings to fund our operations and growth, to attract and retain valuable personnel and in connection with future strategic partnerships with other companies;

•	variations in our quarterly operating results;

•	announcements that our revenue or income are below or that costs or losses are greater than analysts’ expectations;

•	the general economic slowdown;

•	sales of large blocks of our common stock by stockholders;

•	announcements by us or our competitors of significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments; and

•	fluctuations in stock market prices and volumes;

 These and other factors, and the impact of these risks, singly or in the aggregate, may result in material adverse changes to the market price of our common stock and/or our results of operations and financial condition.

We are subject to Sarbanes-Oxley and the reporting requirements of federal securities laws, which can be expensive.

     As a public reporting company, we are subject to Sarbanes-Oxley and, accordingly, are subject to the information and reporting requirements of the Securities Exchange Act of 1934 and other federal securities laws. The costs of compliance with Sarbanes-Oxley, of preparing and filing annual and quarterly reports, proxy statements and other information with the SEC, furnishing audited reports to our Stockholders, and other legal, audit and internal resource costs attendant with being a public reporting company will cause our expenses to be higher than if we were privately held.

Our internal control over financial reporting may have weaknesses or inadequacies that may be material.

     Section 404 of the Sarbanes-Oxley Act of 2002 requires us to perform an evaluation of our internal control over financial reporting and our auditor to attest to such evaluation on an annual basis. Ongoing compliance with these requirements is expected to be expensive and time-consuming and may negatively impact our results of operations. We cannot make any assurances that material weaknesses in our internal control over financial reporting will not be identified in the future. If any material weaknesses are identified in the future, we may be required to make material changes in our internal control over financial reporting, which could negatively impact our results of operations. In addition, upon such occurrence, our management may not be able to conclude that our internal control over financial reporting is effective or our independent registered public accounting firm may not be able to attest that our internal control over financial reporting was effective. If we cannot conclude that our internal control over financial reporting is effective or if our independent registered public accounting firm is not able to attest that our internal control over financial reporting is effective, we may be subject to regulatory scrutiny, and a loss of public confidence in our internal control over financial reporting, which may cause the value of our common stock to decrease.

Impact of corporate governance laws.

     Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002 and new SEC regulations, are creating uncertainty for public companies. We are required to invest significant management time and financial resources to comply with both existing and evolving standards for public companies, which will lead to increased general and administrative expenses and a diversion of management time and attention from revenue generating activities to compliance activities.

We are currently dependent on a few large clients

     During the first nine months of 2010 approximately 66% of our consolidated revenues were generated from the following five clients of the Company:  EGR International, Inc., Cambridge Who’s Who, Prudential Douglas Elliman Real Estate, LLC, Halstead Property Development Marketing LLC, and Christies Great Estates, Inc.  The loss of business from any one of these customers could have a material adverse affect on the Company’s financial condition.

ITEM 2. FINANCIAL INFORMATION

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

     As of December 31, 2010, we had charged $6,803 of bad debts to operations for uncollectible accounts.

Property and equipment and depreciation

     Property and equipment are stated at cost. Depreciation for both financial reporting and income tax purposes is computed using combinations of the straight line and accelerated methods over the estimated lives of the respective assets. During the nine months ending September 30, 2010, the Company purchased computer equipment totaling $4,158. Computer equipment is depreciated over 5 years. Maintenance and repairs are charged to expense when incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
iGambit is a company focused on the technology markets. Our sole operating subsidiary, Gotham Innovation Lab, Inc., is in the business of providing media technology services to the real estate industry. During the year ended December 31, 2009 and during the nine months ended September 30, 2010 Gotham produced approximately $166,661 and $646,002 of revenue, respectively. We are focused on expanding the operations of Gotham by marketing the company to existing and potential new clients. Currently Gotham has several proposals outstanding to franchisees of one of its main customers, as well as other potential new clients. In addition to Gotham’s operations, we receive Quarterly Revenue Share Payments and Annual Increase Payments from Digi-Data Corporation, which are payable pursuant to the terms of an agreement under which we sold certain assets to DDC in 2006. Contingency Payments earned from DDC under the agreement totaled $1,730,637 during the year ended December 31, 2009, of which $1,364,538 was for the four quarters of 2009 Contingency Payments and $339,099 was accrued revenue for the 5% year to year Contingency Payment for the year ended December 31, 2009.   We earned  $1,537,486 under our arrangement with DDC during the nine months ended September 30, 2010, of which $1,348,680  was for the first three quarters Contingency Payments and $188,806 was accrued revenue for the 5% year to year Contingency Payment for the months January 2010 to September 2010, which we anticipate will be paid in 2011. We expect that the payments from DDC, which we will receive through February 2011, will continue to grow based upon the expansion of DDC’s business. We are also focused on acquiring or partnering with additional technology companies.

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

     Stockholders’ Equity (Deficit). Our stockholders’ equity increased to $2,200,702 at September 30, 2010 from $1,821,202 at December 31, 2009 This increase was primarily due to increase in net income.

Three Months Ended September 30, 2010 as Compared to Three Months Ended September 30, 2009

     Revenues and Net Income. We had $232,343 of revenue during the three months ended September 30, 2010, as compared to no revenue during the three months ended September 30, 2009.  The increase in revenue was due to revenue generated by our acquired subsidiary Gotham.  In addition, we had income from discontinued operations of $330,199 for the three months ended September 30, 2010, compared to $461,882 for the three months ended September 30, 2009 and net income of 12,644 for the three months ended September 30, 2010, compared to $150,937 for the three months ended September 30, 2009.  Our increase in revenue was offset entirely by a $291,428 increase in General and administrative expenses. We continue to receive 10% of Digi-Data’s gross Vault sales and 5% of the year to year increase. This agreement ends on February 28, 2011.

     General and Administrative Expenses. General and Administrative Expenses increased to $448,881 for the three months ended September 30, 2010 from $157,453 for the three months ended September 30, 2009. For the three months ended September 30, 2010 our General and Administrative Expenses consisted of corporate administrative expenses of $149,381, legal and accounting fees of $38,208, payroll expenses of $255,460 and compensation for vested options expense of $5,832. For the three months ended September 30, 2009 our General and Administrative Expenses consisted of corporate administrative expenses of $17,628,  legal and accounting fees of $73,000, initial public offering expenses of $15,000, and payroll expenses of $51,825. The increases from the three months ended September 30, 2009 to the three months ended September 30, 2010 relate primarily to: (i) professional costs associated with the preparation and filing of a registration statement with the SEC; and (ii) costs associated with the operation of our Gotham subsidiary. Costs associated with the operation of our Gotham subsidiary should remain level going forward, subject to a material expansion in the business operations of Gotham which would likely increase our corporate administrative expenses. Further, we anticipated an increase in legal and accounting fees in 2010 as a result of having become a reporting company under the Securities Exchange Act of 1934.

Nine months ended September 30, 2010 as Compared to Nine months ended September 30, 2009

     Revenues and Net Income. We had $646,002 of revenue during the nine months ended September 30, 2010, as compared to no revenue during the nine months ended September 30, 2009.  The increase in revenue was due to revenue generated by our acquired subsidiary Gotham.  In addition, we had income from discontinued operations of $1,537,486 for the nine months ended September 30, 2010, compared to $1,231,361 for the nine months ended September 30, 2009, and net income of $373,668 for the nine months ended September 30, 2010, compared to $562,195 for the nine months ended September 30, 2009. Our increase in revenue was offset entirely by a $1,010,349 increase in General and administrative expenses. We continue to receive 10% of Digi-Data’s gross Vault sales and 5% of the year to year increase. This agreement ends on February 28, 2011.

     General and Administrative Expenses. General and Administrative Expenses increased to $1,307,621 for the nine months ended September 30, 2010 from $297,272 for the nine months ended September 30, 2009. For the nine months ended September 30, 2010 our General and Administrative Expenses consisted of corporate administrative expenses of $377,262, legal and accounting fees of $112,938, initial public offering expenses of $58,276,  payroll expenses of $753,313 and compensation for vested options expense of $5,832.     For the nine months ended September 30, 2009 our General and Administrative Expenses consisted of corporate administrative expenses of $121,852, legal and accounting fees of $123,595, initial public offering expenses of 20,000, and payroll expenses of $51,825. The increases from the nine months ended September 30, 2009 to the nine months ended September 30, 2010 relate primarily to: (i) salaries for the addition of the Gotham subsidiary officers and staff; (ii) professional costs associated with the preparation and filing of a registration statement with the SEC; and (iii) costs associated with the operation of our Gotham subsidiary. Costs associated with our officers’ salaries and the operation of our Gotham subsidiary should remain level going forward, subject to a material expansion in the business operations of Gotham which would likely increase our corporate administrative expenses. Further, whereas the additional professional fees associated with the acquisition of Jekyll Island Ventures, Inc. will not carry over into future periods  we anticipate an increase in legal and accounting as we engage in other acquisitions, and we anticipate an increase in legal and accounting fees in 2011 as a result of having become a reporting company under the Securities Exchange Act of 1934.

Year Ended December 31, 2009 as Compared to Year Ended December 31, 2008
     Assets. At December 31, 2009, we had $1,655,228 in current assets and $1,920,634 in total assets, compared to $985,927 in current assets and $1,450,176 in total assets as of December 31, 2008. The increase in total assets was primarily due to the increase in cash as a result of the receipt of increased contingency payments from DDC.

     Liabilities. At December 31, 2009, we had total liabilities of $99,432 compared to $496,292 at December 31, 2008. Our total liabilities at December 31, 2009 consisted primarily of accounts payable in the amount of $96,928, whereas our total liabilities as of December 31, 2008 consisted primarily of liabilities from discontinued operations in the amount of $491,538.

     Stockholders’ Equity (Deficit). Our Stockholders’ Equity (Deficit) increased to $1,821,202 at December 31, 2009 from $953,884 at December 31, 2008. This increase was primarily due to increase in net income.
     Revenue and Net Income. We had revenue of $173,011 for the year ended December 31, 2009, versus no revenue for the year ended December 31, 2008. The increase in revenue was due to revenue generated by our acquired subsidiary Gotham. In addition, we had income from discontinued operations (net of taxes) of $1,047,035 for the year ended December 31, 2009, compared to $553,363 for the year ended December 31, 2008. Our net income was $605,288 for the year ended December 31, 2009, compared to $403,393 for the year ended December 31, 2008. These increases were due primarily to the success of the agreement with Digi-Data Corporation. We continue to receive 10% of Digi-Data’s gross Vault sales and 5% of the year to year increase. This agreement ends on February 28, 2011.

     General and Administrative Expenses. General and Administrative Expenses increased to $809,542 for the year ended December 31, 2009 from $196,589 for the year ended December 31, 2008. For the year ended December 31, 2009 our General and Administrative Expenses consisted of corporate administrative expenses of $235,382, legal and accounting fees of $119,015, consulting fees of $114,000, payroll expenses of $276,145, and bad debt expenses of $65,000 related to doubtful accounts receivable of our Gotham subsidiary. For the year ended December 31, 2008 our General and Administrative Expenses consisted of corporate administrative expenses of $26,808, legal and accounting fees of $23,500, and consulting fees of $146,281. The increases from the year ended December 31, 2008 to the year ended December 31, 2009 relate primarily to: (i) salaries for officers hired by the Company in 2009; (ii) professional costs associated with the acquisition of certain assets of Jekyll Island Ventures, Inc., and the preparation and filing of a registration statement with the SEC; and (iii) costs associated with the operation of our Gotham subsidiary. Costs associated with our officers’ salaries and the operation of our Gotham subsidiary should remain level going forward, subject to a material expansion in the business operations of Gotham which would likely increase our corporate administrative expenses. Further, whereas the additional professional fees associated with the acquisition of Jekyll Island Ventures, Inc. will not carry over into future periods unless we engage in other acquisitions, we do anticipate an increase in legal and accounting fees in 2010 once we become a reporting company under the Securities Exchange Act of 1934.
LIQUIDITY AND CAPITAL RESOURCES
General

As reflected in the accompanying consolidated financial statements, at September 30, 2010, we had $926,951 cash and stockholders’ equity of $2,200,702.  At September 30, 2010 we had $2,619,728 in total assets, compared to $1,920,634 at December 31, 2009.

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

Cash Flow Activity

Net cash used in operating activities was $981,869 for the year ended December 31, 2009, compared to net cash used in operating activities of $385,310 for the year ended December 31, 2008. Our primary source of operating cash flow for the year ended December 31, 2009 was from net income of $605,288, compared to net income of $403,393 for the year ended December 31, 2008.  The primary source of net income is  income from discontinued operations totaling $1,047,035 for the year ended December 31, 2009 (net of taxes of $683,602) compared to income from discontinued operations of $553,363 for the year ended December 31, 2008 (net of taxes of $361,286).  Income from discontinued operations is comprised solely of income from DDC contingency payments, which is classified as cash provided by discontinued investing activities. We receive Quarterly Revenue Share Payments and Annual Increase Payments from Digi-Data Corporation, which are payable pursuant to the terms of an agreement under which we sold certain assets to DDC in 2006.  Revenue earned from DDC under the agreement totaled $1,730,637 in the year ended December 31, 2009, and $914,650 in the year ended December 31, 2008.   Of the $1,730,637 revenue earned from DDC in the year ended December 31, 2009  we received $1,445,015 in cash payments from DDC   of which $246,006 was for the fourth quarter 2008 Contingency Payment (paid in March 2009),  $286,977 was for the first quarter 2009 Contingency Payment (paid in June 2009), $222,322 was for the March 2008- February 2009 Annual Increase Contingency Payment (paid in June 2009), $325,514 was for the second quarter 2009 Contingency Payment (paid in September 2009), $364,196 was for the third quarter Contingency Payment (paid in December 2009), Additionally $285,622 was offset  by an increase in the accounts receivable included in Assets from Discontinued Operations.      Of the $914,650 revenue earned from DDC in the year ended December 31, 2008  we received $726,595 in cash payments from DDC of which $ 112,343 was for the fourth quarter 2007 Contingency Payment (paid in February 2008),  $142,403 was for the first quarter 2008 Contingency Payment (paid in May 2008), $159,190 was for the March 2007- February 2008 Annual Increase Contingency Payment (paid in May 2008), $143,815 was for the second quarter Contingency Payment (paid in August 2008), $168,844 was for the third quarter Contingency Payment (paid in November 2008),  Additionally $188,044 was offset by an increase in the accounts receivable included in Assets from Discontinued Operations. We expect that the payments from DDC, which we will receive through February 2011, will continue to grow based upon the expansion of DDC’s business.  Also included in discontinued investing activities is cash provided by DDC contingency payment escrow of $14,742 for the year ended December 31, 2009 and cash used by DDC contingency payment escrow of $118,552 for the year ended December 31, 2008, resulting in net cash provided by discontinued investing activities of $1,459,757 and $608,043 for the years ended December 31, 2009 and 2008, respectively.

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

Cash provided by investing activities was $1,655,538 for the year ended December 31, 2009 and $598,742 for the year ended December 31, 2008.   The primary source of cash provided by investing activities is the DDC Contingency Payments classified as cash flows from discontinued investing activities.

Cash used by financing activities was $139,034 for the year ended December 31, 2009 compared to cash provided by financing activities of $68,100 for the year ended December 31, 2008.  The cash flow from financing activities for the year ended December 31, 2008 was cash received from the exercise of warrants.  The cash used by financing activities in the year ended December 31, 2009 was from repayment of the prepaid contingency balance to DDC.

Cash used in operating activities was $838,422 for the first nine months ended September 30, 2010, compared to cash used in operating activities of $841,549 for the first nine months ended September 30, 2009. Our primary source of operating cash flow for the nine months ended September 30, 2010 is from net income of $373,668 compared to net income of $562,195 for the nine months ended September 30, 2009. The primary source of net income is income from discontinued operations totaling $1,537,486 for the nine months ended September 30, 2010 (net of taxes of $607,307) compared to income from discontinued operations totaling $1,231,361 for the nine months ended September 30, 2009 (net of taxes of  $486,388).  Income from discontinued operations is comprised solely of income from DDC Contingency Payments, which is classified as cash provided by discontinued investing activities. We receive Quarterly Revenue Share Payments and Annual Increase Payments from Digi-Data Corporation, which are payable pursuant to the terms of an agreement under which we sold certain assets to DDC in 2006.    Of the $1,537,486 revenue earned from DDC in the nine months ended September 30, 2010  we received $1,349,437 in cash payments from DDC of which $414,851 was for the fourth quarter 2009 Contingency Payment (paid in February 2010), $472,384 was for the first quarter 2010 Contingency Payment (paid in May 2010),  $362,202 was for March 2009- February 2010 Annual Increase Contingency Payment (paid in two payments in June and July 2010) (, $100,000 was for the second quarter 2010 Contingency Payment (paid in  September 2010).  Additionally $602,900 was offset by an increase in the accounts receivable included in Assets from Discontinued Operations. The 5% year to year Contingency Payment will continue to accrue monthly and be paid in 2011 as per the agreement. We earned  $1,231,361 under our arrangement with DDC during the nine months ended September 30, 2009, of which  we received $1,080,818 in cash payments from DDC  of which $246,006 was for the fourth quarter 2008 Contingency Payment (paid in March 2009),  $286,977 was for the first quarter 2009 Contingency Payment (paid in June 2009), $222,322 was for the March 2008- February 2009 Annual Increase Contingency Payment (paid in June 2009) and $325,514 was for the second quarter 2009 Contingency Payment (paid in September 2009). Additionally $150,543 was offset by an increase in the accounts receivable included in Assets from Discontinued Operations During the third quarter 2010 DDC disclosed to Management that their largest customer Verizon Online re-negotiated their contract with DDC and the pricing model has changed. As a result of the new pricing model the DDC Vault Revenue will decrease from the levels that have occurred in recent months and return closer to revenue levels seen in 2009.  Subsequently the DDC Contingency Payments will also return to revenue levels closer to 2009.  We expect that the payments from DDC, which we will receive through February 2011, will continue to grow, but at a lesser pace, based upon the past three month’s revenue reporting from DDC and the expansion of DDC’s business.  Also included in discontinued investing activities is cash provided by DDC contingency payment escrow of $150,985 for the nine months ended September 30, 2010 and cash provided by DDC contingency payment escrow of $15,118 for the nine months ended September 30, 2009, resulting in net cash provided by discontinued investing activities of $1,500,422 and $1,095,936 for the nine months ended September 30, 2010 and 2009, respectively.
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

Cash provided by investing activities was $1,296,264 for the first nine months ended September 30, 2010 and $1,291,617 for the nine months ended September 30, 2009.   The Company provided various loans to Allied Airbus Inc. totaling $200,000 at September 30, 2010, for which promissory notes were issued.  The notes are personally guaranteed by the officers of Allied, bear interest at a rate of 6% and are due in one year. Accrued interest on the notes was $1,450 for the nine months ended September 30, 2010. The primary source of cash provided by investing activities is the DDC Contingency Payments classified as cash flows from discontinued investing activities.

Cash provided by financing activities was $26,886 for the nine months ended September 30, 2010 compared to no cash flows from financing activities for the nine months ended September 30, 2009.   The cash flow from financing activities in the first nine months of fiscal 2010 was an increase in a loan payable to a related party from our subsidiary Gotham.

Supplemental Cash Flow Activity

In the year ended December 31, 2009 the company paid income taxes of $4,698 compared to $67 for the year ended December 31, 2008.  The increase in taxes was due to the increase in the minimum state franchise taxes.  The company also paid interest of $1,189 during the twelve months ended December 31, 2009.

In the nine months ended September 30, 2010 the company paid income taxes of $390,634 compared to $4,698 for the nine months ended September 30, 2009. The increase in taxes was due to the company having used up its Net Operating Loss carry over in fiscal year 2009. The company also paid interest of $851 during the first nine months of fiscal year 2010.

OFF BALANCE SHEET ARRANGEMENTS
     We have no off balance-sheet arrangements.
ITEM 3. PROPERTIES
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
ITEM 4. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
     The following table sets forth information known to us, as of December 31, 2010, relating to the beneficial ownership of shares of common stock by: (i) each person who is known by us to be the beneficial owner of more than 5% of the Company’s outstanding common stock; (ii) each director; (iii) each executive officer; and (iv) all executive officers and directors as a group. Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) or securities that can be acquired by him within 60 days, including upon the exercise of options, warrants or convertible securities. The Company determines a beneficial owner’s percentage ownership by assuming that options, warrants and convertible securities that are held by the beneficial owner and which are exercisable within 60 days, have been exercised or converted. The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of iGambit, Inc., 1600 Calebs Path Extension, Suite 114, Hauppauge, New York, 11788. The percentages in the following table are based upon 23,954,056 shares outstanding as of December 31, 2010.
Executive Officers and Directors as a Group:
	Amount and Nature
	of Beneficial
Name of Beneficial Owner	Ownership		Percent of Class
J John Salerno, C.E.O., President, Chairman of the Board, and Director	5,616,900	(1)	23.3%
E Elisa Luqman, C.F.O., Executive Vice President, General Counsel and D Director	5,715,000	(2)	23.9%
J James J. Charles, Director	500,000	(3)	2.1%
George G. Dempster, Director	505,000	(4)	2.1%
John Waters, Director	500,000	(5)	2.1%
M Mehul Mehta	2,450,000		10.2%
Ex	12,836,900	(6)	51.7%

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

ITEM 5. DIRECTORS AND EXECUTIVE OFFICERS.
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
ITEM 6. COMPENSATION
Summary Compensation Table
     Effective September 1, 2009 Mr. Salerno and Ms. Luqman became full time employees of the Company. Prior to September 1, 2009 Mr. Salerno and Ms. Luqman were employees of Digi-Data Corp.
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

Current							Non-Equity
Officers							Incentive	Nonqualified
Name &						Option	Plan	Deferred	All Other
Principal		Salary		Bonus	Stock	Awards	Compensation	Compensation	Compensation		Total
Position	Year	($)		($)	($)	($)	($)	Earnings ($)	($)		($)
J John Salerno	2010	250,000		0	0	0	0	0	9,835	(1)	259,835
CEOCEO, President,	2009	77,885	(2)	0	0	0	0	0	8,739	(3)	86,624
C Chairman & Director
ElisaElisa Luqman	2010	200,000		0	0	0	0	0	11,068	(4)	211,068
CFOEVP, General	2009	69,231	(5)	0	0	0	0	0	0		69,231
CouCounsel, & Director

(1)	Includes $5,766 in health insurance premiums and $4,069 in life insurance premiums.
(2)	Does not include $200,000 in deferred compensation that was earned prior to December 31, 2006, and paid during 2009.

(3)	Includes $5,766 in health insurance premiums and $4,069 in life insurance premiums.
(4)	Includes $11,068 in health and dental insurance premiums.
(5)	Does not include $150,000 in deferred compensation that was earned prior to December 31, 2006, and paid during 2009.
Employment Arrangements with Named Executive Officers
     The Company does not currently have any employment agreements with it executive officers.
Compensation of the Board of Directors

    The following table sets forth the compensation received by our directors, for their service as directors, during the year ended December 31, 2010.
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
ITEM 7. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
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
BOARD INDEPENDENCE AND COMMITTEES
Independence Standard
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
Audit Committee
     The Audit Committee presently consists of Messrs. Charles, Waters, and Dempster, with Mr. Charles serving as chairman. Our Board has determined that Mr. Charles qualifies as an “audit committee financial expert” as defined under the federal securities laws. The Audit Committee is responsible for monitoring and reviewing our financial statements and internal controls over financial reporting. In addition, they recommend the selection of the independent auditors and consult with management and our independent auditors prior to the presentation of financial statements to stockholders and the filing of our forms 10-Q and 10-K. The Company has not adopted a charter. When a charter is adopted, it will be posted on our web site. The Audit Committee was established in August 2009.
Compensation Committee
     The Compensation Committee presently consists of Messrs. Charles, Waters, and Dempster, with Mr. Waters serving as chairman. The Compensation Committee is responsible for reviewing and recommending to the Board the compensation and over-all benefits of our executive officers, including administering the Company’s 2006 Long Term Incentive Plan. The Compensation Committee may, but is not required to, consult with outside compensation consultants. The Compensation Committee has not adopted a charter. When a charter is adopted, it will be posted on our web site. The Compensation Committee was established in August 2009.
Board Attendance at Annual Meetings
     The Company encourages all members of the board to attend the annual meeting of shareholders in person or by telephone. All of the directors attended the last annual meeting of shareholders.
Selection of Board Nominees
•	if not a Company employee, the ability to be an independent director;

•	educational background, work experience and business knowledge generally;

•	willingness and ability to dedicate the time and resources necessary for the diligent performance of the duties of a director of the Company;

•	professional experience that is relevant to the Company’s business;

•	character and ethics;

•	reputation in the business community;

•	previous service on boards, including public companies;

•	actual or potential conflicts of interest;

•	whether the person has any history of criminal convictions or violations of governmental rules and regulations; and

•	other criteria that are relevant to determining whether the person will function effectively as a director.
     The Company’s full Board determines the individuals that will be nominated for election as directors. While no single factor is determinative, in order to have a Board with skills and attributes needed to function effectively, the following factors are considered:
     In determining whether to elect a director or to nominate any person for election by the stockholders, the Board assesses the appropriate size of the Board, consistent with its Bylaws, and whether any vacancies on the Board are expected due to retirement or otherwise. If vacancies are anticipated, or otherwise arise, the Board will consider various potential candidates to fill each vacancy. Candidates may come to the attention of the Board through a variety of sources, including from current members of the Board, stockholders, or other persons.
     The Board has not yet had the occasion to, but will, consider properly submitted proposed nominations by stockholders who are not directors, officers, or employees of the Company on the same basis as candidates proposed by any other person. A stockholder may nominate a person for election as a director at an annual meeting of the stockholders only if written notice of such stockholder’s intent to make such nomination has been given the Company’s General Counsel as described in the applicable proxy statement for the previous year’s annual meeting of stockholders. Each written notice must set forth: (a) as to each person whom the stockholder proposes to nominate for election as a director, (i) all information relating to such person that is required to be disclosed in solicitations of proxies for election of directors in an election contest, or that is otherwise required, in each case pursuant to and in accordance with Regulation 14A under the Securities Exchange Act of 1934, as amended, and (ii) such person’s written consent to being named in the proxy statement as a nominee and to serve as a director if elected; and (b) as to the stockholder making such nomination, (i) the name and address of such stockholder, as they appear on the Company’s books, (ii) the class and number of shares of stock of the Company which are owned by such stockholder, (iii) a representation that the stockholder is a holder of record of stock of the Company entitled to vote at such meeting and intends to appear in person or by proxy at the meeting to propose such nomination, and (iv) a representation whether the stockholder intends or is a part of a group which intends (y) to deliver a proxy statement and/or form of proxy to holders of at least the percentage of the Company’s outstanding capital stock required to elect the nominee and/or (z) otherwise to solicit proxies from stockholders in support of such nomination. The Board will evaluate the suitability of potential candidates nominated by stockholders in the same manner as other candidates identified to the Board.
Stockholder Communications with the Board
     Stockholders wishing to communicate with the Company’s Board as a whole or with certain directors, including committee chairpersons or the Chairman of the Board, individually, may do so by writing the General Counsel at the Company’s headquarters at 1600 Calebs Path Extension, Suite 114, Hauppauge, New York, 11788. Each stockholder communication should include an indication of the submitting stockholder’s status as a stockholder of the Company and eligibility to submit such communication. Each such communication will be received for handling by the General Counsel, who will maintain originals of each communication received and provide copies to (i) the Chairman and (ii) any other appropriate committee(s) or director(s) based on the expressed desire of the communicating stockholder and content of the subject communication. The General Counsel will also coordinate with the Chairman to facilitate a response, if it is believed that a response is appropriate or necessary, to each communication received. The Board, or a designated committee of the Board, will review all stockholder communications received on a periodic basis. The Board reserves the right to revise this policy in the event that this process is abused, becomes unworkable or otherwise does not efficiently serve the purpose of the policy.

Board Structure; Board’s Role in Risk Management
The Company has elected to have the same individual, John Salerno, serve as its Chairman of the Board and as its Chief Executive Officer.  We believe that this structure is appropriate for the Company because it allows one person to speak for and lead the Company and the Board. Further, we believe the CEO is in the best position to focus the independent directors’ attention on the issues of greatest importance to the Company and its shareowners. Our overall corporate governance policies and practices combined with the strength of our independent directors minimizes any potential conflicts that may result from combining the roles of CEO and Chairman.

The Board of Directors has an active role, as a whole and also at the committee level, in overseeing the management of Company’s risks. The Board regularly reviews information regarding the Company’s financial position, profitability, capital, liquidity and operations, as well as the risks associated with each. The Audit Committee oversees the management of financial risks. The full Board manages risks associated with management including the independence of the Board. The Company’s Compensation Committee is responsible for the oversight of risks related to the Company’s executive and director compensation plans. While each committee is responsible for the evaluation of certain risks and the oversight of the management of such risks, the entire Board of Directors is regularly informed through committee reports about such risks.

ITEM 8. LEGAL PROCEEDINGS.
     None.

ITEM 9.	MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
MARKET INFORMATION
     To date there has not been an established public trading market in the Company’s common stock. The Company’s securities are not listed on any exchange or over the counter market. The Company does not have a ticker symbol.
HOLDERS
     As of December 31, 2010, there are 23,954,056 shares of our common stock outstanding, held of record by 149 persons. We have 2,335,000 common stock warrants outstanding, and 2,468,900 common stock options outstanding. No shares are being publicly offered by us pursuant to this Registration Statement on Form 10.
     As of December 31, 2010, approximately 21,737,018 shares of our common stock are eligible to be sold under Rule 144.
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
EQUITY COMPENSATION PLAN INFORMATION
     We currently have one equity compensation plan outstanding which is our 2006 Long Term Incentive Plan. The Plan was adopted by our directors and approved by our stockholders on March 26, 2006. The Plan permits the award of incentive stock options, non-qualified stock options, stock appreciation rights, and stock grants. We have reserved 10 million shares for issuance under the Plan, plus an annual increase equal to 10% of the number of outstanding shares of our common stock on the first day of each year, but in no event more than 15 million shares of common stock in the aggregate. As of December 31, 2010, there were 4,798,708 shares available for issuance under the Plan.
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

     The following table describes our equity compensation plans as of December 31, 2010:

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		under Equity
	to be Issued Upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(excluding securities
	Outstanding Options,	Outstanding Options,	referenced in
	Warrants and Rights	Warrants and Rights	column (a))
Plan Category	(a)	(b)	(c)
Equ Equity compensation plans approved by our stockholders (1)	1,796,900	$0.01	4,798,708

Equi Equity compensation plans not approved by our stockholders	2,310,000	$0.75	0

(1)	Equity compensation plans approved by our stockholders consist of our 2006 Long Term Incentive Plan.

ITEM 10. RECENT SALES OF UNREGISTERED SECURITIES.
In the past three years, we have sold the following securities in transactions not registered under the Securities Act of 1933, as amended (the “Securities Act”):

In February 2008, we issued a total of 135,000 shares of our common stock to Charles Antonucci, Pamela LaPerch, Alyson LaPerch, and Kelli LaPerch upon their exercise of outstanding common stock purchase warrants, with an exercise price of $0.50 per share.  The Company received $67,500 as a result of the exercises.  At the time of the exercise the foregoing individuals were able to evaluate the risks and merits of the investment, had access to information regarding the Company, were given the opportunity to ask the Company’s management questions about the Company, and were able to bear the economic risk of the investment.  The securities were issued in reliance on Section 4(2) of the Securities Act, and contained a standard restrictive legend.

In February 2008, we issued a warrant to purchase 60,000 shares of our common stock to Barry Sharf, at an exercise price of $0.01 per share. The warrants were issued in consideration of services rendered, and were valued at $5,400 using the Black-Scholes pricing model.  Mr. Sharf exercised the warrant with respect to all 60,000 shares, immediately upon issuance, and paid the Company $600. At the time of the issuances the foregoing individual was able to evaluate the risks and merits of the investment, had access to information regarding the Company, was given the opportunity to ask the Company’s management questions about the Company, and was able to bear the economic risk of the investment.  The securities were issued in reliance on Section 4(2) of the Securities Act, and contained a standard restrictive legend.

In May 2008, Mehul Mehta, Marian Rasa, Muhammad Luqman, Troy Thomas, Hui Zhi Zhang and Guy Sayers exercised a total of 750,000 stock options, with an exercise price of $0.01 per share.  The options were exercised cashlessly, and, based on a $0.10 per share value for the Company’s common stock at the time of exercise, the foregoing individuals received a total of 735,000 shares of our common stock.  At the time of the exercise the foregoing individuals were able to evaluate the risks and merits of the investment, had access to information regarding the Company, were given the opportunity to ask the Company’s management questions about the Company, and were able to bear the economic risk of the investment.  The securities were issued in reliance on Section 4(2) of the Securities Act, and contained a standard restrictive legend.

In October 2008, Mr. John L. Salerno exercised a total of 53,100 stock options, with an exercise price of $0.01 per share.  The options were exercised cashlessly, and, based on a $0.10 per share value for the Company’s common stock at the time of exercise, the following individuals, as designees of Mr. John L. Salerno, received a total of 52,038 shares of our common stock: John Eberhard, Michal Hart, Patrick J. Ryan and Gerard P. Ryan.  At the time of the exercise the foregoing individuals were able to evaluate the risks and merits of the investment, had access to information regarding the Company, were given the opportunity to ask the Company’s management questions about the Company, and were able to bear the economic risk of the investment.  The securities were issued in reliance on Section 4(2) of the Securities Act, and contained a standard restrictive legend.

In August 2009, Mehul Mehta, Marian Rasa, Muhammad Luqman, Troy Thomas, Hui Zhi Zhang and Guy Sayers exercised a total of 750,000 stock options, with an exercise price of $0.01 per share.  The options were exercised cashlessly, and, based on a $0.10 per share value for the Company’s common stock at the time of exercise, the foregoing individuals received a total of 735,000 shares of our common stock.  At the time of the exercise the foregoing individuals were able to evaluate the risks and merits of the investment, had access to information regarding the Company, were given the opportunity to ask the Company’s management questions about the Company, and were able to bear the economic risk of the investment.  The securities were issued in reliance on Section 4(2) of the Securities Act, and contained a standard restrictive legend.

On May 26, 2009, we issued warrants to purchase 2,000,000 shares of our common stock to Newbridge Securities pursuant to the terms of a consulting agreement between the Company and Newbridge. The warrants were issued as part consideration for the services rendered by Newbridge Securities under the consulting agreement, and were valued at $180,000 using the Black-Scholes pricing model.  500,000 warrants, at an exercise price of $0.50 per share, vested upon issuance; 500,000 warrants, at an exercise price of $0.65 per share, vest on the 1 year anniversary of issuance; 500,000 warrants, at an exercise price of $0.80 per share, vest on the 2 year anniversary of issuance; and 500,000 warrants, at an exercise price of $1.15 per share, vest on the 3 year anniversary of issuance.  At the time of the issuance Newbridge Securities was able to evaluate the risks and merits of the investment, had access to information regarding the Company, was given the opportunity to ask the Company’s management questions about the Company, and was able to bear the economic risk of the investment.  The securities were issued in reliance on Section 4(2) of the Securities Act, and contained a standard restrictive legend.

On June 1, 2009, we issued warrants to purchase 250,000 shares of our common stock to Roetzel & Andress pursuant to the terms of an engagement letter between the Company and Roetzel.  The warrants were issued as partial consideration for the services rendered by Roetzel & Andress under the engagement letter, and were valued at $22,500 using the Black-Scholes pricing model.  100,000 warrants, at an exercise price of $0.50 per share, vested upon issuance; 50,000 warrants, at an exercise price of $0.65 per share, vest on the 1 year anniversary of issuance; 50,000 warrants, at an exercise price of $0.85 per share, vest on the 2 year anniversary of issuance; and 50,000 warrants, at an exercise price of $1.15 per share, vest on the 3 year anniversary of issuance.  At the time of the issuance Roetzel & Andress was able to evaluate the risks and merits of the investment, had access to information regarding the Company, was given the opportunity to ask the Company’s management questions about the Company, and was able to bear the economic risk of the investment.  The securities were issued in reliance on Section 4(2) of the Securities Act, and contained a standard restrictive legend.

On October 1, 2009, we issued 500,000 shares of our common stock and options to purchase 1,500,000 shares of our common stock, at $0.01 per share, to Jekyll in connection with our acquisition of the assets of Jekyll. The Company determined the fair value of the stock to be $0.10 per share, and the fair value of the options at issuance to be $0.09 per share, based on the Black-Scholes pricing model. At the time of the issuances Jekyll was able to evaluate the risks and merits of the investment, had access to information regarding the Company, was given the opportunity to ask the Company’s management questions about the Company, and was able to bear the economic risk of the investment.  The securities were issued in reliance on Section 4(2) of the Securities Act, and contained a standard restrictive legend.
ITEM 11. DESCRIPTION OF REGISTRANT’S SECURITIES TO BE REGISTERED
AUTHORIZED CAPITAL STOCK
Common Stock
     Our Articles of Incorporation authorize us to issue up to 75,000,000 shares of common stock, $0.001 par value per share. As of December 31, 2010, 23,954,056 shares of our common stock were issued and outstanding. Holders of common stock are entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders. Cumulative voting of shares in elections of directors is not permitted. Holders of common stock are entitled to receive ratably such dividends as may be declared by the board of directors out of funds legally available therefore. In the event of a liquidation, dissolution or winding up of the Company, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preference of any then outstanding preferred stock, if any. The common stock has no preemptive or other subscription rights. No redemption or sinking fund provisions apply to the common stock. All outstanding shares of common stock are duly authorized, validly issued, fully paid, and nonassessable. The rights, preferences and privileges of holders of common stock are subject to, and may be adversely affected by, the rights of the holders of shares of any series of preferred stock which we may designate and issue in the future.
TRANSFER AGENT AND REGISTRAR
     Transfer Online, Inc. serves as our transfer agent.
ITEM 12. INDEMNIFICATION OF DIRECTORS AND OFFICERS.
     Our Bylaws provide that we shall indemnify our officers, directors, employees and agents to the extent permitted by the Delaware General Corporation Law. Section 145 of the Delaware General Corporation Law provides that a corporation may indemnify directors and officers as well as other employees and individuals against expenses, including attorneys’ fees, judgments, fines and amounts paid in settlement, that are incurred in connection with various actions, suits or proceedings, whether civil, criminal, administrative or investigative other than an action by or in the right of the corporation, a derivative action. In order to be eligible for indemnification under Section 145, the director, officer, employee or other individual must have acted in good faith and in a manner they reasonably believed to be in, or not opposed to, the best interests of the corporation, and, with respect to any criminal action or proceeding, if they had no reasonable cause to believe their conduct was unlawful. A similar standard is applicable in the case of derivative actions, except that indemnification only extends to expenses including attorneys’ fees incurred in connection with the defense or settlement of such actions, and the statute requires court approval before there can be any indemnification where the person seeking indemnification has been found liable to the corporation. The statute provides that it is not exclusive of other indemnification that may be granted by a corporation’s certificate of incorporation, bylaws, agreement, a vote of stockholders or disinterested directors or otherwise.
     Our Articles of Incorporation provide that our directors shall not be personally liable to us or our stockholders for monetary damages for breach of fiduciary duty as a director except for liability: (i) for any breach of the director’s duty of loyalty to us or our stockholders; (ii) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (iii) under Section 174 of the Delaware General Corporation Law; or (iv) for any transaction from which the director derived any improper personal benefit.
     Insofar as indemnification for liabilities arising under the Securities Act may be permitted to directors, officers and controlling persons of the Company pursuant to the foregoing provisions, or otherwise, we have been advised that in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is, therefore, unenforceable.
ITEM 13. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     See “Item 15. Financial Statements and Exhibits” of this Registration Statement on Form 10.

ITEM 14. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 15. FINANCIAL STATEMENTS AND EXHIBITS

 (a) Financial Statements

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheet as of December 31, 2009 and December 31, 2008.	F-2
Consolidated Statement of Income for the year ended December 31, 2009.	F-3
Consolidated Statement of Changes in Stockholders Equity for the years ended December 31, 2009 and 2008.	F-4
Consolidated Statement of Cash Flows for years ended December 31, 2009 and 2008.	F-5
Notes to Financial Statements	F-6
Consolidated Balance Sheet as of September 30, 2010 and December 31, 2009	F-15
Consolidated Statement of Income for the three and nine months ended September 30, 2010 and 2009	F-16
Consolidated Statement of Changes in Stockholders Equity for the nine months ended September 30, 2010 and 2009	F-17
Consolidated Statement of Cash Flows for the nine months ended September 30, 2010 and 2009	F-18
Notes to Financial Statements	F-19
Report of Independent Registered Public Accounting Firm	F-28
Jekyll Island Ventures Inc. Balance Sheet as of December 31, 2008.	F-29
Jekyll Island Ventures Inc. Statement of Income for the year ended December 31, 2008.	F-30
Jekyll Island Ventures Inc. Statement of Cash Flows for year ended December 31, 2008.	F-31
Jekyll Island Ventures Inc. Statement of Changes in Stockholders Equity for the year ended December 31, 2008.	F-32
Notes to Financial Statements	F-33
Report of Independent Registered Public Accounting Firm	F-33
Jekyll Island Ventures Inc. Balance Sheet as of September 30, 2009.	F-34
Jekyll Island Ventures Inc. Statement of Income for the nine months ended September 30, 2009 .	F-35
Jekyll Island Ventures Inc. Statement of Cash Flows for year the nine months ended September 30, 2009.	F-36
Jekyll Island Ventures Inc. Statement of Changes in Stockholders Equity for the nine month period ended September 30, 2009.	F-37
Notes to Financial Statements	F-37

(b) Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement between the Company and Digi-Data Corporation, dated December 21, 2005 (2) (4)
2.2	Asset Purchase Agreement and Plan of Reorganization between Jekyll Island Ventures Inc. and Gotham Innovation Lab Inc., dated September 30, 2009 (2) (4)
3.1 (i)	Certificate of Incorporation, filed with the Delaware Secretary of State on April 13, 2000 (2)
3.1(ii)	Certificate of Merger, filed with the Delaware Secretary of State on April 18, 2000 (2)
3.1(iii)	Certificate of Amendment Changing Name, filed with the Delaware Secretary of State on December 19, 2000 (2)
3.1(iv)	Certificate of Merger filed with the Delaware Secretary of State on February 17, 2006 (2)
3.1 (v)	Certificate of Amendment Changing Name filed with the Delaware Secretary of State on April 5, 2006 (2)
3.1(vi)	Certificate of Amendment Increasing Authorized Common Stock to 75 Million Shares, filed with the Delaware Secretary of State on December 2, 2009 (2)
3.2	Bylaws (2)
4.1	Form of Stock Certificate (1)
4.2	Common Stock Purchase Warrant issued to Newbridge Securities (3)
4.3	Common Stock Purchase Warrant issued to Roetzel & Andress (3)
10.1	iGambit, Inc. 2006 Long Term Incentive Plan, Amended 12/31/2006 (2)
10.2	Newbridge Consulting Agreement (1)
10.3	Employment Agreement between Digi-Data Corporation and Mr. Salerno (1)
10.4	Employment Agreement between Digi-Data Corporation and Mrs. Luqman (1)
10.5	Agreement between the Company and Digi-Data Corporation regarding the payment of consulting fees to Mr. Dempster (1)
21	Subsidiaries (2)
23.1	Consent of Michael F. Albanese, CPA, dated September 10, 2010

(1)	Incorporated by reference to Amendment No. 1 to Form 10, filed on June 11, 2010.
(2)	Incorporated by reference to Form 10 filed on December 31, 2009.
(3)	Incorporated by reference to Form 10-K filed on June 15, 2010.
(4)	We hereby agree to furnish the SEC with any omitted schedule or exhibit upon request.

SIGNATURE
Pursuant to the requirements of Section 12 of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 5 to registration statement on Form 10 to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: February 8, 2011	iGAMBIT, INC.
	By:	/s/ John Salerno
John Salerno
Chief Executive Officer

In accordance with the requirements of the Securities Act of 1933, this registration statement was signed by the following person in the capacities and date stated.

/s/ John Salerno	February 8, 2011
John Salerno
Chairman of the Board, Chief Executive Officer, President, and Director (Principal Executive Officer)

/s/ Elisa Luqman	February 8, 2011
Elisa Luqman
Chief Financial Officer, Executive Vice President, General Counsel, and Director (Principal Financial Officer and Principal Accounting Officer)