Form 10-K/A
period 2009-12-31
iGambit, Inc.
filed 2011-02-23
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A (Amendment No. 2)

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

As of February 23, 2011, there were 23,954,056 shares of the Registrant’s $0.001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

iGAMBIT, INC.
FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2009
TABLE OF CONTENTS

		Page No.
PART I

Item 1	Business	1
Item 1A	Risk Factors	8
Item 1B	Unresolved Staff Comments	8
Item 2	Properties	8
Item 3	Legal Proceedings	8
Item 4	(Removed and Reserved)	8

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	8
Item 6	Selected Financial Data	11
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 7A	Quantitative and Qualitative Disclosure About Market Risk	14
Item 8	Financial Statements and Supplementary Data	15
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	15
Item 9A	Controls and Procedures	15
Item 9B	Other Information	17

PART III

Item 10	Directors, Executive Officers and Corporate Governance	18
Item 11	Executive Compensation	20
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	21
Item 13	Certain Relationships and Related Transactions, and Director Independence	22
Item 14	Principal Accountant Fees and Services	22

PART IV

Item 15	Exhibits and Financial Statement Schedules	23
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

Explanatory Note

We are filing this Form 10-K/A (Amendment No. 2) to incorporate revised and additional disclosure as a result of our restatement of our financial statements for the year ended December 31, 2009, and comments received from the United States Securities and Exchange Commission in connection with its review of our Form 10 filing and period reports.

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

Period Covered	Amount	Date Received
March 1, 2006 - December 31, 2006 Quarterly Revenue Share Payment	$18,576.42	2/14/2007
1st Quarter 2007 Quarterly Revenue Share Payment	$20,085.64	7/18/2007
2nd Quarter 2007 Quarterly Revenue Share Payment	$54,429.29	9/18/2007
3rd Quarter 2007 Quarterly Revenue Share Payment	$81,761.49	12/17/2007
4th Quarter 2007 Quarterly Revenue Share Payment	$112,343.36	2/22/2008
1st Quarter 2008 Quarterly Revenue Share Payment	$142,403.25	5/1/2008
March 2007 — February 2008 Annual Increase Payment	$159,190.30	5/1/2008
2nd Quarter 2008 Quarterly Revenue Share Payment	$143,815.13	8/9/2008
3rd Quarter 2008 Quarterly Revenue Share Payment	$168,844.36	11/10/2008
4th Quarter 2008 Quarterly Revenue Share Payment	$246,005.85	3/10/2009
1st Quarter 2009 Quarterly Revenue Share Payment	$286,976.65	6/30/2009
March 2008 — February 2009 Annual Increase Payment	$222,322.00	6/30/2009
2nd Quarter 2009 Quarterly Revenue Share Payment	$325,514.21	9/25/2009
3rd Quarter 2009 Quarterly Revenue Share Payment	$364,196	12/24/2009
4th Quarter 2009 Quarterly Revenue Share Payment	$414,851	2/28/2010
1st Quarter 2010 Quarterly Revenue Share Payment	$472,384	5/26/2010
March 2009 — February 2010 Annual Increase Payment	$362,202	*
2nd Quarter 2010 Quarterly Revenue Share Payment	$536,349	**
3rd Quarter 2010 Quarterly Revenue Share Payment	339,948
	4,4
	4,472,198

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

HOLDERS

     As of February 23, 2011, there are 23,954,056 shares of our common stock outstanding, held of record by 149 persons.  We have 2,335,000 common stock warrants outstanding and 2,468,900 common stock options outstanding.

     As of February 23, 2011, approximately 21,737,018 shares of our common stock are eligible to be sold under Rule 144.

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

     On May 26, 2009, we issued warrants to purchase 2,000,000 shares of our common stock to Newbridge Securities pursuant to the terms of a consulting agreement between the Company and Newbridge. The warrants were issued as part consideration for the services rendered by Newbridge Securities under the consulting agreement, and were valued at $1,759 using the Black-Scholes pricing model.  500,000 warrants, at an exercise price of $0.50 per share, vested upon issuance; 500,000 warrants, at an exercise price of $0.65 per share, vest on the 1 year anniversary of issuance; 500,000 warrants, at an exercise price of $0.80 per share, vest on the 2 year anniversary of issuance; and 500,000 warrants, at an exercise price of $1.15 per share, vest on the 3 year anniversary of issuance.  At the time of the issuance Newbridge Securities was able to evaluate the risks and merits of the investment, had access to information regarding the Company, was given the opportunity to ask the Company’s management questions about the Company, and was able to bear the economic risk of the investment.  The securities were issued in reliance on Section 4(2) of the Securities Act, and contained a standard restrictive legend.

     On June 1, 2009, we issued warrants to purchase 250,000 shares of our common stock to Roetzel & Andress pursuant to the terms of an engagement letter between the Company and Roetzel.  The warrants were issued as partial consideration for the services rendered by Roetzel & Andress under the engagement letter, and were valued at $270 using the Black-Scholes pricing model.  100,000 warrants, at an exercise price of $0.50 per share, vested upon issuance; 50,000 warrants, at an exercise price of $0.65 per share, vest on the 1 year anniversary of issuance; 50,000 warrants, at an exercise price of $0.85 per share, vest on the 2 year anniversary of issuance; and 50,000 warrants, at an exercise price of $1.15 per share, vest on the 3 year anniversary of issuance.  At the time of the issuance Roetzel & Andress was able to evaluate the risks and merits of the investment, had access to information regarding the Company, was given the opportunity to ask the Company’s management questions about the Company, and was able to bear the economic risk of the investment.  The securities were issued in reliance on Section 4(2) of the Securities Act, and contained a standard restrictive legend.

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

LIQUIDITY AND CAPITAL RESOURCES

General

     As reflected in the accompanying consolidated financial statements, at December 31, 2009, we had $857,074 cash and stockholders’ equity of $1,821,202.  At December 31, 2009 we had $1,920,634 in total assets, compared to $1,450,176 at December 31, 2008.

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
Cash Flow Activity

     Net cash used in operating activities was $981,869 for the year ended December 31, 2009, compared to net cash used in operating activities of $266,747 for the year ended December 31, 2008. Our primary source of operating cash flow for the year ended December 31, 2009 was from net income of $605,288, compared to net income of $403,393 for the year ended December 31, 2008.  The primary source of net income is  income from discontinued operations totaling $1,047,035 for the year ended December 31, 2009 (net of taxes of $683,602) compared to income from discontinued operations of $553,363 for the year ended December 31, 2008 (net of taxes of $361,286).  Income from discontinued operations is comprised solely of income from DDC contingency payments, which is classified as cash provided by discontinued investing activities. We receive Quarterly Revenue Share Payments and Annual Increase Payments from Digi-Data Corporation, which are payable pursuant to the terms of an agreement under which we sold certain assets to DDC in 2006.  Revenue earned from DDC under the agreement totaled $1,730,637 in the year ended December 31, 2009, and $914,650 in the year ended December 31, 2008.   Of the $1,730,637 revenue earned from DDC in the year ended December 31, 2009  we received $1,445,015 in cash payments from DDC   of which $246,006 was for the fourth quarter 2008 Contingency Payment (paid in March 2009),  $286,977 was for the first quarter 2009 Contingency Payment (paid in June 2009), $222,322 was for the March 2008- February 2009 Annual Increase Contingency Payment (paid in June 2009), $325,514 was for the second quarter 2009 Contingency Payment (paid in September 2009), $364,196 was for the third quarter Contingency Payment (paid in December 2009), Additionally $285,622 was offset  by an increase in the accounts receivable included in Assets from Discontinued Operations.      Of the $914,650 revenue earned from DDC in the year ended December 31, 2008  we received $726,595 in cash payments from DDC of which $ 112,343 was for the fourth quarter 2007 Contingency Payment (paid in February 2008),  $142,403 was for the first quarter 2008 Contingency Payment (paid in May 2008), $159,190 was for the March 2007- February 2008 Annual Increase Contingency Payment (paid in May 2008), $143,815 was for the second quarter Contingency Payment (paid in August 2008), $168,844 was for the third quarter Contingency Payment (paid in November 2008),  Additionally $188,044 was offset by an increase in the accounts receivable included in Assets from Discontinued Operations. We expect that the payments from DDC, which we will receive through February 2011, will continue to grow based upon the expansion of DDC’s business.  Also included in discontinued investing activities is cash provided by DDC contingency payment escrow of $14,742 for the year ended December 31, 2009 and cash used by DDC contingency payment escrow of $118,552 for the year ended December 31, 2008, resulting in net cash provided by discontinued investing activities of $1,459,757 and $608,043 for the years ended December 31, 2009 and 2008, respectively.

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

     Cash provided by investing activities was $1,655,538 for the year ended December 31, 2009 and $480,179 for the year ended December 31, 2008.   The primary source of cash provided by investing activities is the DDC Contingency Payments classified as cash flows from discontinued investing activities.

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

OFF BALANCE SHEET ARRANGEMENTS

     We have no off balance-sheet arrangements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not Required.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
     The Financial Statements required by this Item 8 are included in this Report beginning on page F-1, as follows:

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheet as of December 31, 2009 and 2008	F-2
Consolidated Statement of Income for the years ended December 31, 2009 and 2008	F-4
Consolidated Statement of Changes in Stockholder’s Equity for the years ended December 31, 2009 and 2008	F-6
Consolidated Statement of Cash Flows for the years ended December 31, 2009 and 2008	F-8
Notes to Financial Statements	F-10
Report of Independent Registered Public Accounting Firm	F-27
Jekyll Island Ventures Inc. Balance Sheet as of December 31, 2008.	F-28
Jekyll Island Ventures Inc. Statement of Income for the year ended December 31, 2008.	F-29
Jekyll Island Ventures Inc. Statement of Cash Flows for year ended December 31, 2008.	F-30
Jekyll Island Ventures Inc. Statement of Changes in Stockholders Equity for the year ended December 31, 2008.	F-30
Notes to Financial Statements	F-31
Report of Independent Registered Public Accounting Firm	F-33
Jekyll Island Ventures Inc. Balance Sheet as of September 30, 2009.	F-34
Jekyll Island Ventures Inc. Statement of Income for the nine months ended September 30, 2009 .	F-34
Jekyll Island Ventures Inc. Statement of Cash Flows for year the nine months ended September 30, 2009.	F-35
Jekyll Island Ventures Inc. Statement of Changes in Stockholders Equity for the nine month period ended September 30, 2009.	F-36
Notes to Financial Statements	F-36

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
     None.

ITEM 9A.	CONTROLS AND PROCEDURES
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

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer initially concluded that our disclosure controls and procedures were effective as of December 31, 2009.  Subsequent to this initial evaluation on February 7, 2011 our board of directors determined that our financial statements for the year ended December 31, 2009 could no longer be relied upon as a result of errors related to:

•
our failure to claim a deduction for payments of deferred compensation on our 2009 Federal corporate tax return which resulted in an overstated income tax accrual at December 31, 2009 aggregating $107,559,

•	an error in the Black-Scholes calculation related to the value of warrants issued as compensation in 2009 which overstated the expense to us for these issuances, and

•	the incorrect classification of unpaid compensation on our cash flow statement for the years ended December 31, 2009 and 2008 under financing activities instead of operating activities.

     As a result of these errors, and our subsequent need to restate our financial statements for the year ended December 31, 2009 as contained elsewhere in this amended report, our management has subsequently determined that our disclosure controls and procedures were not effective as of December 31, 2009 as a result of a material weakness in our internal control over financial reporting described later in this section.

Management’s Annual Report on Internal Control over Financial Reporting.

     We are responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, our Chief Executive Officer (our principal executive officer) and Chief Financial Officer (our principal accounting and financial officer), and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

     Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we initially concluded that, as of December 31, 2009, our internal control over financial reporting was effective.

As described in Note 4 to our financial statements appearing later in this report, we are restating our financial statements for the year ended December 31, 2009 to correct errors related to:

•	the proper recordation of accruals for Federal income taxes,

•	components within our Black-Scholes calculations used to determine the expense to us of compensatory warrants issued to third parties, and

•	the reclassification of expenses within our cash flow statement.

     As a result of these errors, our management has subsequently determined that our internal control over financial reporting was not effective at December 31, 2009 as a result of material weaknesses related to the application of U.S. generally accepted accounting principles as they relate to the proper recordation of Federal income tax accruals and the proper valuation of compensatory warrants utilizing Black-Scholes calculations.  In addition, our management determined a significant deficiency in our internal control over financial reporting existed at December 31, 2009 as a result of the error in classification of unpaid compensation within our cash flow statement.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of our financial reporting.

     In order to remediate these material weaknesses and significant deficiency in our internal control over financial reporting, we have engaged the services of an outside financial consultant who possess significant experience in the application of U.S. generally accepted accounting principles to augment our internal accounting staff.  We expect that the engagement of the outside financial consultant will remediate the material weaknesses and significant deficiency in our internal control over financial reporting which led to the restatements described elsewhere in this report.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information known to us, as of August 15, 2010, relating to the beneficial ownership of shares of common stock by: (i) each person who is known by us to be the beneficial owner of more than 5% of the Company’s outstanding common stock; (ii) each director; (iii) each executive officer; and (iv) all executive officers and directors as a group. Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) or securities that can be acquired by him within 60 days, including upon the exercise of options, warrants or convertible securities. The Company determines a beneficial owner’s percentage ownership by assuming that options, warrants and convertible securities that are held by the beneficial owner and which are exercisable within 60 days, have been exercised or converted. The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of iGambit, Inc., 1600 Calebs Path Extension, Suite 114, Hauppauge, New York, 11788. The percentages in the following table are based upon 23,954,056 shares outstanding as of February 23, 2011.

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
PART IV
(a) Financial Statements

Report of Independent Registered Public Accounting Firm	F-1
Consolidated Balance Sheet as of December 31, 2009 and 2008	F-2
Consolidated Statement of Income for the years ended December 31, 2009 and 2008	F-3
Consolidated Statement of Changes in Stockholder’s Equity for the years ended December 31, 2009 and 2008	F-4
Consolidated Statement of Cash Flows for the years ended December 31, 2009 and 2008	F-5
Notes to Financial Statements	F-6
Report of Independent Registered Public Accounting Firm	F-19
Jekyll Island Ventures Inc. Balance Sheet as of December 31, 2008.	F-20
Jekyll Island Ventures Inc. Statement of Income for the year ended December 31, 2008.	F-21
Jekyll Island Ventures Inc. Statement of Cash Flows for year ended December 31, 2008.	F-22
Jekyll Island Ventures Inc. Statement of Changes in Stockholders Equity for the year ended December 31, 2008.	F-23
Notes to Financial Statements	F-24
Report of Independent Registered Public Accounting Firm	F-26
Jekyll Island Ventures Inc. Balance Sheet as of September 30, 2009.	F-28
Jekyll Island Ventures Inc. Statement of Income for the nine months ended September 30, 2009 .	F-29
Jekyll Island Ventures Inc. Statement of Cash Flows for year the nine months ended September 30, 2009.	F-30
Jekyll Island Ventures Inc. Statement of Changes in Stockholders Equity for the nine month period ended September 30, 2009.	F-31
Notes to Financial Statements

(b) Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement between the Company and Digi-Data Corporation, dated December 21, 2005 (1)(4)
2.2	Asset Purchase Agreement and Plan of Reorganization between Jekyll Island Ventures Inc. and Gotham Innovation Lab Inc., dated September 30, 2009 (1)(4)
3.1 (i)	Certificate of Incorporation, filed with the Delaware Secretary of State on April 13, 2000 (1)
3.1(ii)	Certificate of Merger, filed with the Delaware Secretary of State on April 18, 2000 (1)
3.1(iii)	Certificate of Amendment Changing Name, filed with the Delaware Secretary of State on December 19, 2000 (1)
3.1(iv)	Certificate of Merger filed with the Delaware Secretary of State on February 17, 2006 (1)
3.1 (v)	Certificate of Amendment Changing Name filed with the Delaware Secretary of State on April 5, 2006 (1)
3.1(vi)	Certificate of Amendment Increasing Authorized Common Stock to 75 Million Shares, filed with the Delaware Secretary of State on December 2, 2009 (1)
3.2	Bylaws (1)
4.1	Form of Stock Certificate (2)
4.2	Common Stock Purchase Warrant issued to Newbridge Securities (3)
4.3	Common Stock Purchase Warrant issued to Roetzel & Andress (3)
10.1	iGambit, Inc. 2006 Long Term Incentive Plan, Amended 12/31/2006 (1)
10.2	Newbridge Consulting Agreement (2)
10.3	Employment Agreement between Digi-Data Corporation and Mr. Salerno (2)
10.4	Employment Agreement between Digi-Data Corporation and Mrs. Luqman (2)
10.5	Agreement between the Company and Digi-Data Corporation regarding the payment of consulting fees to Mr. Dempster (2)
14	Code of Ethics (5)
21	Subsidiaries (1)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

(1)	Incorporated by reference to Form 10 filed on December 31, 2009.
(2)	Incorporated by reference to Amendment No. 1 to Form 10 filed on June 11, 2010.
(3)	Filed with initial Form 10-K on June 15, 2010.
(4)	We hereby agree to furnish the SEC with any omitted schedule or exhibit upon request.
(5)	Filed with Form 10-K/A (Amendment No. 1) on September 13, 2010.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Amendment No. 2 to Annual Report on Form 10-K/A (Amendment No. 2) to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Haupauge, New York, on February 23, 2011.

iGAMBIT, INC.
February 23, 2011	By:	/s/ John Salerno
John Salerno, Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A (Amendment No. 2) has been signed by the following persons in the capacities indicated:

Signature	Title	Date

/s/ John Salerno John Salerno	Chief Executive Officer and Director	February 23, 2011
/s/ Elisa Luqman Elisa Luqman	Chief Financial Officer, Executive Vice President, General Counsel, Principal Accounting Officer and Director	February 23, 2011
/s/ James J. Charles James J. Charles	Director	February 23, 2011
/s/ George G. Dempster George G. Dempster	Director	February 23, 2011
/s/ John Waters John Waters	Director	February 23, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors and Shareholders of:
iGambit Inc.

I have audited the accompanying consolidated balance sheets of iGambit Inc. as of December 31, 2009 and December 31, 2008 and the related statements of income, changes in stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

As more fully discussed in Note 4, the company changed its method of accounting for income taxes and compensation. The net impact on these items increased net income and decreased shareholder equity by $159,529, respectively.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company's internal control over financial reporting. Accordingly, we express no such opinion.

/s/ Michael F. Albanese
------------------------------------
Michael F. Albanese, CPA
Parsippany, NJ

February 7, 2011

IGAMBIT INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,
	2009	2008
	Restated

ASSETS

Current assets
Cash	$857,074	$322,439
Accounts receivable	56,743	--
Prepaid expenses	8,838	--
Notes receivable - stockholders	17,000	17,000
Assets from discontinued operations	715,573	646,488

Total current assets	1,655,228	985,927

Property and equipment, net	895	1,491

Other assets
Notes receivable - stockholders	--	198,281
Goodwill	111,026	--
Deposits	2,500	--
Assets from discontinued operations	150,985	264,477

Total other assets	264,511	462,758

	$1,920,634	$1,450,176

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$96,928	$4,754
Loans payable - stockholders	2,504	--

Total current liabilities	99,432	4,754

Long-term liabilities
Liabilities from discontinued operations	--	491,538

Total liabilities	99,432	496,292

Stockholders' equity
Common stock, $.001 par value; authorized -
75,000,000 shares in 2009 and 30,000,000 in 2008;
issued and outstanding - 23,954,056 shares in 2009
and 22,719,056 in 2008	23,954	22,719
Additional paid-in capital	2,396,443	2,135,648
Accumulated deficit	(599,195)	(1,204,483)

Total stockholders' equity	1,821,202	953,884

	$1,920,634	$1,450,176

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31,

	2009	2008
	Restated

Sales	$173,011	$--

Cost of sales	47,458	--

Gross profit	125,553	--

Operating expenses
General and administrative expenses	809,542	196,589

Loss from operations	(683,989)	(196,589)

Other income
Interest income	3,908	2,554

Loss from continuing operations before income tax benefit	(680,081)	(194,035)

Income tax benefit	(238,334)	(44,065)

Loss from continuing operations	(441,747)	(149,970)

Income from discontinued operations (net of taxes of $683,602
and $361,286)	1,047,035	553,363

Net income	$605,288	$403,393

Basic and fully diluted earnings (loss) per common share:
Continuing operations	$(.02)	$(.01)
Discontinued operations, net of tax	$.05	$.03
Net earnings per common share	$.03	$.02

Weighted average common shares outstanding	23,009,029	22,402,104

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2009 AND 2008

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balances, December 31, 2007	21,737,018	$21,737	$1,987,749	$(1,607,876)	$401,610

Compensation for vested stock options	--	--	72,900	--	72,900

Common stock issued in consideration
of cashless exercise of options,
valued at $.01 per share	788,100	788	7,093	--	7,881

Common stock issued in exercise
of warrants, valued at $.01 per share	60,000	60	540	--	600

Common stock issued in exercise
of warrants, valued at $.50 per share	135,000	135	67,365	--	67,500

Common stock retired	(1,062)	(1)	1	--	--

Net income				403,393	403,393

Balances, December 31, 2008	22,719,056	22,719	2,135,648	(1,204,483)	953,884

Compensation for vested stock options	--	--	67,500	--	67,500

Compensation for vested warrants	--	--	2,030	--	2,030

Common stock issued in consideration
of cashless exercise of options,
valued at $.01 per share	735,000	735	6,765	--	7,500

Assets of acquired business	--	--	73,974	--	73,974

Common stock issued in business
acquisition	500,000	500	49,500	--	50,000

Stock options granted for acquired
business resulting in goodwill			61,026		61,026

Net income				605,288	605,288

Balances, December 31, 2009 (Restated)	23,954,056	$23,954	$2,396,443	$(599,195)	$1,821,202

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,

	2009	2008
	Restated	Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$605,288	$403,393
Adjustments to reconcile net income to net
cash used by operating activities
Income from discontinued operations	(1,047,035)	(553,363)
Depreciation	596	373
Stock-based compensation expense	69,530	72,900
Cashless exercises of stock options	7,500	7,881
Write off of fixed assets	2,993	--
Increase (Decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable	10,215	--
Prepaid expenses	(4,815)	--
Accounts payable	92,174	2,095

Net cash used by continuing operating activities	(263,554)	(66,721)
Net cash used by discontinued operating activities	(718,315)	(200,026)

NET CASH USED BY OPERATING ACTIVITIES	(981,869)	(266,747)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	--	(1,864)
Increase in deposits	(2,500)	--
Repayments of loans to stockholders	198,281	(126,000)

Net cash provided (used) by continuing investing activities	195,781	(127,864)
Net cash provided by discontinued investing activities	1,459,757	608,043

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,655,538	480,179

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from shareholders	2,504	--
Proceeds from exercise of warrants	--	68,100

Net cash provided by continuing financing activities	2,504	68,100
Net cash used by discontinued financing activities	(141,538)	--

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES	(139,034)	68,100

NET INCREASE IN CASH	534,635	281,532

CASH - BEGINNING OF YEAR	322,439	40,907

CASH - END OF YEAR	$857,074	$322,439

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,189	$--
Income taxes	4,698	67

Non-cash investing and financing activities:
Stock-based compensation expense	$69,530	$72,900
Cashless exercise of common stock options	7,500	7,881
Common stock issued in business acquisition resulting in goodwill	50,000	--
Stock options granted in business acquisition resulting in goodwill	61,026	--
Assets of acquired business	73,974	--

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
                                                                         $73,974

Following is a presentation of pro forma balance sheets and statements of operations for the nine months ended September 30, 2009 and for the year ended December 31, 2008, and the pro forma statements of operations for the year ended December 31, 2009:

Nine months ended September 30, 2009:

Pro Forma Balance Sheets

	iGambit	Jekyll	Combined

Current assets	$1,371,447	$70,981	$1,442,428
Fixed assets	1,044	2,993	4,037
Other assets	153,209		153,209
Total assets	1,525,700	73,974	1,599,674

Current liabilities	2,121	--	2,121
Long-term liabilities	--	--	--
Total liabilities	2,121	--	2,121
Stockholders' equity	1,523,579	73,974	1,597,553
Total liabilities and stockholders' equity	$1,525,700	$73,974	$1,599,674

Pro Forma Statements of Operations

	iGambit	Jekyll	Combined

Revenue	$--	$249,925	$249,925
Cost of sales	--	43,151	43,151
Gross profit	--	206,774	206,774
General and administrative expenses	418,772	208,965	627,737
Loss from operations	(418,772)	(2,191)	(420,963)
Other income	7,435	--	7,435
Income tax benefit	107,059	--	107,059
Loss from continuing operations	(304,278)	(2,191)	(306,469)
Income from discontinued operations	744,973	--	744,973
Net income (loss)	$440,695	$(2,191)	$438,504

Year ended December 31, 2008:

Pro Forma Balance Sheets

	iGambit	Jekyll	Combined

Current assets	$985,927	$80,650	$1,066,577
Fixed assets	1,491	--	1,491
Other assets	462,758	--	462,758
Total assets	1,450,176	80,650	1,530,826

Current liabilities	4,754	3,929	8,683
Long-term liabilities	491,538	--	491,538
Total liabilities	496,292	3,929	500,221
Stockholders' equity	953,884	76,721	1,030,605
Total liabilities and stockholders' equity	$1,450,176	$80,650	$1,530,826

Pro Forma Statements of Operations

	iGambit	Jekyll	Combined

Revenue	$--	$359,590	$359,590
Cost of sales	--	62,100	62,100
Gross profit	--	297,490	297,490
General and administrative expenses	196,589	280,198	476,787
(Loss) income from operations	(196,589)	17,292	(179,297)
Other income	2,554	--	2,554
Income tax benefit	44,065	--	44,065
(Loss) income from continuing operations	(149,970)	17,292	(132,678)
Income from discontinued operations	553,363	--	553,363
Net income	$403,393	$17,292	$420,685

Year ended December 31, 2009:

Pro Forma Statements of Operations

	iGambit	Jekyll	Combined

Revenue	$6,350	$416,586	$422,936
Cost of sales	--	90,608	90,608
Gross profit	6,350	325,978	332,328
General and administrative expenses	565,384	453,123	1,018,507
Loss from operations	(559,034)	(127,145)	(686,179)
Other income	3,908	--	3,908
Income tax benefit	238,334	--	238,334
Loss from continuing operations	(316,792)	(127,145)	(443,937)
Income from discontinued operations	1,047,035	--	1,047,035
Net income (loss)	$730,243	$(127,145)	$603,098

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

Prepaid Contingency

Prepaid contingency includes cash and expenses advanced by Digi-Data prior to the sale.  The balance is being repaid with 25% of quarterly contingency payments earned and received by the Company from Digi

Data.  The prepaid contingency balance was $0 and $141,538 as of December 31, 2009 and 2008, respectively.

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

Note 4 – Restatement to Prior Consolidated Financial Statements

On October 26, 2010, the Company’s Audit/Corporate Governance Committee determined that the previously issued audited consolidated financial statements for the year ended December 31, 2009 (contained in the Company’s Annual Report on Form 10-K filed June 15, 2010, and subsequently amended by Amendment No. 1 to the Annual Report on Form 10-K filed on September 13, 2010) and the previously issued unaudited consolidated financial statements for the quarters ended March 31, 2010,  June 30, 2010 and September 30, 2010 (contained in the Company’s Quarterly Reports on Form 10-Q filed, respectively, on June 17, 2010 (Amendment No. 1 to The Quarterly Report for March 31, 2010 on Form 10-Q filed on September 13, 2010) August 16, 2010, and November 22, 2010) should be revised. The restatements to these consolidated financial statements reflect the appropriate income tax provision, goodwill, compensation from vested warrants, and reclassifications in the statements of cash flows.

For the year ended December 31, 2009, the Company determined that a schedule M-1 deduction for payments of deferred compensation was not claimed on the 2009 corporate tax return, resulting in an overstated income tax accrual aggregating $107,559.  The December 31, 2009 Form 10-K/A properly reflects this item. The net impact on this item increased net income by $107,559. This item also increased prepaid expenses for the overpaid taxes by $107,559 for the three months ended March 31, 2010 and for the six months ended June 30, 2010.  The Company also determined that its reporting of the Gotham acquisition resulted in an overstatement of goodwill and additional paid-in capital of $73,974.  The net impact of this item decreased goodwill and additional paid-in capital by $73,974.  The March 31, 2010 and June 30, 2010 goodwill and additional paid-in capital balances were restated accordingly.

For the year ended December 31, 2009, the Company determined that compensation expense for 2,250,000 stock warrants granted on May 26, 2009 was overstated as a result of overvaluing the warrants.  The December 31, 2009 Form 10-K/A properly reflects this item. The net impact on this item increased net income and decreased additional paid-in capital by $51,970.

The Company determined that payment for unpaid compensation was incorrectly classified as a financing activity.  The December 31, 2009 and September 30, 2009 statements of cash flows were restated to reflect the proper classification of the payment for unpaid compensation as an operating activity.  The Company determined that part of the cash received from discontinued operations of Digi-Data classified as operating activities should have been classified as investing activities.  The December 31, 2009 and 2008 and the September 30, 2010 and 2009 statements of cash flows were restated to reflect the proper classification of cash received from discontinued operations of Digi-Data.

The following table presents the previously reported and the restated amounts included in the restatements:
	Previously		Restated as
	Reported as of		of
	December 31,	Effect of	December 31,
	2009	Restatement	2009

Changes to Consolidated Balance Sheet
Goodwill	$185,000	$(73,974)	$111,026
Accounts payable	$204,487	$(107,559)	$96,928
Additional paid-in capital	$2,522,387	$(125,944)	$2,396,443
Accumulated deficit	$(758,724)	$159,529	$(599,195)

Changes to Consolidated Statement of Income
General and administrative expenses	$861,512	$(51,970)	$809,542
Income tax benefit - continuing operations	$(254,071)	$15,737	$(238,334)
Tax provision - discontinued operations	$806,898	$(123,296)	$683,602
Net income	$445,759	$159,529	$605,288

Changes to Consolidated Statement of Cash Flows
Net cash used by discontinued financing activities	$(491,538)	$350,000	$(141,538)
Net cash provided (used) by discontinued operating activities	$29,665	$(747,980)	$(718,315)
Net cash provided by discontinued investing activities	$938,481	$521,276	$1,459,757

	Previously		Restated as
	Reported as of		of
	December 31,	Effect of	December 31,
	2008	Restatement	2008

Changes to Consolidated Statement of Cash Flows
Net cash used by discontinued financing activities	$(214,605)	$214,605	$0
Net cash provided (used) by discontinued operating activities	$187,811	$(387,837)	$(200,026)
Net cash provided by discontinued investing activities	$434,811	$173,232	$608,043

	Previously		Restated as
	Reported as of		of
	March 31,	Effect of	March 31,
	2010	Restatement	2010

Changes to Consolidated Balance Sheet
Goodwill	$185,000	$(73,974)	$111,026
Prepaid expenses	$13,519	$107,559	$121,078
Additional paid-in capital	$2,522,387	$(125,944)	$2,396,443
Accumulated deficit	$(602,538)	$159,529	$(443,009)

	Previously		Restated as
	Reported as of		of
	June 30,	Effect of	June 30,
	2010	Restatement	2010

Changes to Consolidated Balance Sheet
Goodwill	$185,000	$(73,974)	$111,026
Prepaid expenses	$210,358	$107,559	$317,917
Additional paid-in capital	$2,522,387	$(125,944)	$2,396,443
Accumulated deficit	$(397,700)	$159,529	$(238,171)

	Previously		Restated as
	Reported as of		of
	Sept. 30,	Effect of	Sept. 30,
	2010	Restatement	2010
Changes to Consolidated Balance Sheet
Additional paid-in capital	$2,531,513	$(129,238)	$2,402,275
Accumulated deficit	$(354,765)	$129,238	$(225,527)

Changes to Consolidated Statement of Income
General and administrative expenses	$1,384,889	$(77,268)	$1,307,621
Net income	$296,400	$77,268	$373,668

Changes to Consolidated Statement of Cash Flows
Net cash used by discontinued operating activities	$(186,208)	$(419,258)	$(605,466)
Net cash provided by discontinued investing activities	$1,081,164	$419,258	$1,500,422

	Previously		Restated as
	Reported as of		of
	June 30,	Effect of	June 30,
	2009	Restatement	2009

Changes to Consolidated Statement of Cash Flows
Net cash used by discontinued financing activities	$(141,538)	$141,538	$0
Net cash provided by discontinued operating activities	$166,301	$(141,538)	$24,763

	Previously		Restated as
	Reported as of		of
	Sept. 30,	Effect of	Sept. 30,
	2009	Restatement	2009

Changes to Consolidated Statement of Cash Flows
Net cash used by discontinued financing activities	$(491,538)	$491,538	$0
Net cash provided (used) by discontinued operating activities	$909,974	$(1,572,356)	$(662,382)
Net cash provided by discontinued investing activities	$15,118	$1,080,818	$1,095,936

Note 5 - Earnings Per Common Share

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

	Year Ended December 31,
	2009	2008
Stock options	1,796,900	1,046,900
Aver Common stock warrants	3,085,000	835,000

Basic Total shares excluded from calculation	4,881,900	1,881,900

Note 6 – Stock Based Compensation

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

In 2006, the Company adopted the 2006 Long-Term Incentive Plan (the "2006 Plan").  Awards granted under the 2006 plan have a ten-year term and may be incentive stock options, non-qualified stock options or warrants. The awards are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a three or four year period. Effective January 1, 2006, we recognized compensation expense ratably over the vesting period, net of estimated forfeitures. As of December 31, 2009, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 plan.

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

Note 7 – Common Stock Issued

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

Note 8 - Income Taxes

The tax provision at December 31 consists of the following:

2009                      2008
From operations:
Continuing operations:
Current tax expense (benefit):
    Federal                                                                                       $(238,841)              $  (46,228)
    State and local                                                                                    507                       2,163
          (238,334)                  (44,065)
Deferred tax expense (benefit)                                                                 --                             --
    Total from continuing operations                                           (238,334)                  (44,065)
Discontinued operations:
Current tax expense (benefit)
    Federal                                                                                            42,640                             --
    State and local                                                                               24,313                             --
                                                                                                             66,953                             --

Deferred tax expense (benefit):
    Federal                                                                                          497,319                   285,370
    State and local                                                                             119,330                     75,916
                                                                                                           616,649                   361,286

    Total from discontinued operations                                        683,602                   361,286

    Total                                                                                           $ 445,268                   317,221

A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

   Year Ended
   December 31,
2009                      2008

Statutory tax rate                                                                                 34.0%                  34.0%
  Effect of:
State income taxes, net of
  federal income tax benefit                                                                   5.5%                   5.5%
Tax effect of NOL carryforwards                                                          --                    (16.0)%
Tax effect of expenses that are not
  deductible for income tax purposes                                                (4.5)%                (0.8)%
Effective tax rate applicable
  to continuing operations                                                                   35.0%                22.7%

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

Note 9 – Risks and Uncertainties

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

Note 10 - Related Party Transactions

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

Note 11 – Commitments and Contingencies

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

Note 12 – Recent Accounting Pronouncements

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors and Shareholders of:
JEKYLL ISLAND VENTURES INC.

I have audited the accompanying balance sheet of Jekyll Island Ventures, Inc. as of
December 31, 2008 and the related statement of income, changes in stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. My responsibility is to express an opinion on these financial statements based on my audit.

I conducted my audit in accordance with standards of the Public Company Accounting Oversight
Board (United States). Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. I believe that my audit provides a reasonable basis for my opinion.

In my opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Jekyll Island Ventures, Inc. as of
December 31, 2008, and the results of its operations and cash flows for the year then ended in conformity with U.S. generally accepted accounting principles.

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

/s/ Michael F. Albanese
___________________________
Michael F. Albanese, CPA
Parsippany, NJ

October 5, 2010

JEKYLL ISLAND VENTURES INC.
BALANCE SHEET
DECEMBER 31, 2008

ASSETS

Current assets
Cash	$8,165
Accounts receivable	72,485
Prepaid expenses	563

$81,213

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$23

Stockholders' equity
Common stock, no par value; 200 shares
authorized, issued and outstanding	667
Retained earnings	80,523

Total stockholders' equity	81,190

$81,213

JEKYLL ISLAND VENTURES INC.
INCOME STATEMENT
DECEMBER 31, 2008

Sales	$359,590

Cost of sales	77,700

Gross profit	281,890

Operating expenses
General and administrative expenses	259,730

Income from operations before provision for income taxes	22,160

Provision for income taxes	400

Net income	$21,760

JEKYLL ISLAND VENTURES INC.
STATEMENT OF CASH FLOWS
DECEMBER 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$21,760
Adjustments to reconcile net income to net
cash used by operating activities
Increase (Decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable	(21,348)
Prepaid expenses	(563)
Accounts payable	(186)

NET CASH USED BY OPERATING ACTIVITIES	(337)

NET DECREASE IN CASH	(337)

CASH - BEGINNING OF YEAR	8,502

CASH - END OF YEAR	$8,165

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Income taxes	$400

JEKYLL ISLAND VENTURES INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
DECEMBER 31, 2008

	Common stock		Retained
	Shares	Amount	Earnings	Totals

Balances, December 31, 2007	200	$667	$58,763	$59,430

Net income			21,760	21,760

Balances, December 31, 2008	200	$667	$80,523	$81,190

Note 1 - Organization and Basis of Presentation

The financial statements presented are those Jekyll Island Ventures Inc., (the “Company”). The Company was incorporated under the laws of the State of New York on January 7, 2005.  The Company provides media technology services to the real estate community.  The Company also provides website development services, sales office technology and data interchange services for many real estate firms located in New York City.

Note 2 – Summary of Significant Accounting Policies

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

Revenue Recognition

Revenue is recognized when services are completed and delivered to the customer.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

The Company is an S Corporation for federal and New York State income tax purposes.  The stockholders of an S Corporation include their respective share of the corporation's income or loss in their individual income tax returns.  Accordingly, the Company pays no federal and New York State income taxes on income earned and receives no income tax benefits for losses sustained.  It is, however, subject to New York City income taxes.

Note 3 – Risks and Uncertainties

Uninsured Cash Balances

Substantially all amounts of cash accounts held at financial institutions are insured by the FDIC.

Note 4 – Commitments and Contingencies

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

Note 5 – Subsequent Events

On October 1, 2009 Gotham Innovation Lab Inc. (“Gotham Lab”) acquired all of the assets and business operations of the Company for 500,000 shares of Gotham Lab’s common stock at a value of $.10 per share, and for 1,500,000 options to purchase the Gotham Lab’s common stock over a three year period at a value of $.09 per share.    On February 1, 2010, the Company dissolved and distributed its shares of Gotham Lab’s common stock to the Company’s shareholders.  Gotham Lab maintained the Company’s d/b/a name of Gotham Photo Company.

Gotham Lab was incorporated on September 23, 2009 under the laws of the state of New York and is a wholly owned subsidiary of iGambit Inc.  Gotham Lab was created to complete the acquisition of the Company.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors and Shareholders of:
JEKYLL ISLAND VENTURES INC.

I have reviewed the accompanying balance sheet and the related statement of operations, changes in stockholders’ equity, and cash flows of Jekyll Island Ventures, Inc. as of
September 30, 2009. These financial statements are the responsibility of the Company's management.

Except as discussed in the following paragraph, I conducted my review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, I do not express such an opinion.

Based on my review, except for the effects of the Company’s presentation of accounts receivable not including a reserve of $46,000, I am not aware of any material modifications that should be made to the accompanying interim financial statements for them to be in conformity with U.S. generally accepted accounting principles.

/s/ Michael F. Albanese
___________________________
Michael F. Albanese, CPA
Parsippany, NJ

October 5, 2010

JEKYLL ISLAND VENTURES INC.
BALANCE SHEET
FOR THE NINE MONTHS ENDING SEPTEMBER 31, 2009

ASSETS
Current assets
Cash	$4,023
Accounts receivable	66,958

$70,981

LIABILITIES AND STOCKHOLDERS' EQUITY

Stockholders' equity
Common stock, no par value; 200 shares
authorized, issued and outstanding	--
Retained earnings	70,981

Total stockholders' equity	70,981

$70,981

JEKYLL ISLAND VENTURES INC.
INCOME STATEMENT
FOR THE NINE MONTHS ENDING SEPTEMBER 31, 2009

Sales	$249,925

Cost of sales	59,417

Gross profit	190,508

Operating expenses
General and administrative expenses	199,619

Loss from operations before provision for income taxes	(9,111)

Provision for income taxes	431

Net loss	$(9,542)

JEKYLL ISLAND VENTURES INC.
STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDING SEPTEMBER 31, 2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,542)
Adjustments to reconcile net loss to net
cash used by operating activities
Increase (Decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable	5,527
Prepaid expenses	563
Accounts payable	(23)

NET CASH USED BY OPERATING ACTIVITIES	(3,475)

NET CASH USED BY FINANCING ACTIVITIES:
Return of capital	(667)

NET DECREASE IN CASH	(4,142)

CASH - BEGINNING OF PERIOD	8,165

CASH - END OF PERIOD	$4,023

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Income taxes	$431

JEKYLL ISLAND VENTURES INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDING SEPTEMBER 31, 2009

	Common stock		Retained
	Shares	Amount	Earnings	Totals

Balances, December 31, 2008	200	$667	$80,523	$81,190

Return of capital	--	(667)	--	(667)

Net loss			(9,542)	(9,542)

Balances, September 30, 2009	200	$--	$70,981	$70,981

Note 1 - Organization and Basis of Presentation

The financial statements presented are those Jekyll Island Ventures Inc., (the “Company”). The Company was incorporated under the laws of the State of New York on January 7, 2005.  The Company provides media technology services to the real estate community.  The Company also provides website development services, sales office technology and data interchange services for many real estate firms located in New York City.

Note 2 – Summary of Significant Accounting Policies

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

Revenue Recognition

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statement of operations in the period that includes the enactment date.

The Company is an S Corporation for federal and New York State income tax purposes.  The stockholders of an S Corporation include their respective share of the corporation's income or loss in their individual income tax returns.  Accordingly, the Company pays no federal and New York State income taxes on income earned and receives no income tax benefits for losses sustained.  It is, however, subject to New York City income taxes.

Note 3 – Risks and Uncertainties

Uninsured Cash Balances

Substantially all amounts of cash accounts held at financial institutions are insured by the FDIC.

Note 4 – Commitments and Contingencies

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

Note 5 – Subsequent Events

On October 1, 2009 Gotham Innovation Lab Inc. (“Gotham Lab”) acquired all of the assets and business operations of the Company for 500,000 shares of Gotham Lab’s common stock at a value of $.10 per share, and for 1,500,000 options to purchase the Gotham Lab’s common stock over a three year period at a value of $.09 per share.    On February 1, 2010, the Company dissolved and distributed its shares of Gotham Lab’s common stock to the Company’s shareholders.  Gotham Lab maintained the Company’s d/b/a name of Gotham Photo Company.

Gotham Lab was incorporated on September 23, 2009 under the laws of the state of New York and is a wholly owned subsidiary of iGambit Inc.  Gotham Lab was created to complete the acquisition of the Company.