Form 10-Q/A
period 2010-03-31
iGambit, Inc.
filed 2011-02-23
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A (Amendment No. 2)

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

The Registrant had 23,954,056 shares of its common stock outstanding as of  February 23, 2011.

iGambit, Inc.
Form 10-Q

Explanatory Note

We are filing this Form 10-Q/A (Amendment No. 2) to incorporate revised and additional disclosure as a result of our restatement of our financial statements for the year ended December 31, 2009, and the quarter ended March 31, 2010, and comments received from the United States Securities and Exchange Commission in connection with its review of our Form 10 filing and period reports.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

IGAMBIT INC.
CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2010	2009
	Restated	Restated

ASSETS

Current assets
Cash	$789,282	$857,074
Accounts receivable	96,953	56,743
Prepaid expenses	121,078	8,838
Notes receivable - stockholders	17,000	17,000
Assets from discontinued operations	866,131	715,573

Total current assets	1,890,444	1,655,228

Property and equipment, net	805	895

Other assets
Goodwill	111,026	111,026
Deposits	2,500	2,500
Assets from discontinued operations	151,218	150,985

Total other assets	264,744	264,511

	$2,155,993	$1,920,634

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$139,022	$96,928
Note payable - related party	37,079	--
Loans payable - stockholders	2,504	2,504

Total current liabilities	178,605	99,432

Stockholders' equity
Common stock, $.001 par value; authorized -
75,000,000 shares; issued and outstanding -
23,954,056 shares	23,954	23,954
Additional paid-in capital	2,396,443	2,396,443
Accumulated deficit	(443,009)	(599,195)

Total stockholders' equity	1,977,388	1,821,202

	$2,155,993	$1,920,634

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31,

	2010	2009
	Restated

Sales	$167,342	$--

Cost of sales	47,872	--

Gross profit	119,470	--

Operating expenses
General and administrative expenses	429,567	42,626

Loss from operations	(310,097)	(42,626)

Other income
Interest income	484	--

Loss from continuing operations before income tax benefit	(309,613)	(42,626)

Income tax expense (benefit)	(120,806)	1,219

Loss from continuing operations	(188,807)	(43,845)

Income from discontinued operations (net of taxes of $220,164
and $0)	344,993	353,115

Net income	$156,186	$309,270

Basic and fully diluted earnings (loss) per common share:
Continuing operations	$(.01)	$(.00)
Discontinued operations, net of tax	$.02	$.02
Net earnings per common share	$.01	$.02

Weighted average common shares outstanding	23,954,056	22,719,056

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31,

	2010	2009
	Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$156,186	$309,270
Adjustments to reconcile net income to net
cash used by operating activities
Income from discontinued operations	(344,993)	(353,115)
Depreciation	89	149
Increase (Decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable	(40,210)	--
Prepaid expenses	(112,240)	--
Accounts payable	42,094	--

Net cash used by continuing operating activities	(299,074)	(43,696)
Net cash provided by discontinued operating activities	(220,415)	65,823

NET CASH USED BY OPERATING ACTIVITIES	(519,489)	22,127

CASH FLOWS FROM INVESTING ACTIVITIES:
Repayments of loans to stockholders	--	(27,000)

Net cash used by continuing investing activities	--	(27,000)
Net cash provided by discontinued investing activities	414,618	184,505

NET CASH PROVIDED BY INVESTING ACTIVITIES	414,618	157,505

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable to related party	37,079	--

Net cash provided by continuing financing activities	37,079	--
Net cash used by discontinued financing activities	--	(118,325)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	37,079	(118,325)

NET (DECREASE) INCREASE IN CASH	(67,792)	61,307

CASH - BEGINNING OF PERIOD	857,074	322,439

CASH - END OF PERIOD	$789,282	$383,746

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$116	$--
Income taxes	202,101	1,219

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

Note 2 - Discontinued Operations

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

Prepaid Contingency

Prepaid contingency includes cash and expenses advanced by Digi-Data prior to the sale.  The balance is being repaid with 25% of quarterly contingency payments earned and received by the Company from Digi-Data.  The prepaid contingency balance was fully repaid as of December 31, 2009.

Deferred Compensation

The Company was indebted to two former officers for unpaid compensation totaling $350,000 at December 31, 2008.  The officers received advances against the deferred compensation totaling $198,281 as of December 31, 2008.  In 2009, compensation was fully repaid to the former officers who subsequently repaid the advances against the deferred compensation.

Note 3 - Summary of Significant Accounting Policies

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

Note 4 - Restatement to Prior Consolidated Financial Statements

On October 26, 2010, the Company’s Audit/Corporate Governance Committee determined that the previously issued audited consolidated financial statements for the year ended December 31, 2009 (contained in the Company’s Annual Report on Form 10-K filed June 15, 2010, and subsequently amended by Amendment No. 1 to the Annual Report on Form 10-K filed on September 13, 2010) and the previously issued unaudited consolidated financial statements for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010 (contained in the Company’s Quarterly Reports on Form 10-Q filed, respectively, on June 17, 2010 (Amendment No. 1 to The Quarterly Report for March 31, 2010 on Form 10-Q filed on September 13, 2010) and August 16, 2010, and November 22, 2010) should be revised. The restatements to these consolidated financial statements reflect the appropriate income tax provision, goodwill, compensation from vested warrants, and reclassifications in the statements of cash flows.

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

The Company determined that payment for unpaid compensation was incorrectly classified as a financing activity.  The December 31, 2009 and September 30, 2009 statements of cash flows were restated to reflect the proper classification of the payment for unpaid compensation as an operating activity.  The Company determined that part of the cash received from discontinued operations of Digi-Data classified as operating activities should have been classified as investing activities.  The December 31, 2009 and 2008 and the March 31, 2010 and 2009 statements of cash flows were restated to reflect the proper classification of cash received from discontinued operations of Digi-Data.

The following table presents the previously reported and the restated amounts included in the restatements:

	Previously		Restated as
	Reported as of		of
	December 31,	Effect of	December 31,
	2009	Restatement	2009

Changes to Consolidated Balance Sheet
Goodwill	$185,000	$(73,974)	$111,026
Accounts payable	$204,487	$(107,559)	$96,928
Additional paid-in capital	$2,522,387	$(125,944)	$2,396,443
Accumulated deficit	$(758,724)	$159,529	$(599,195)

Changes to Consolidated Statement of Income
General and administrative expenses	$861,512	$(51,970)	$809,542
Income tax benefit - continuing operations	$(254,071)	$15,737	$(238,334)
Tax provision - discontinued operations	$806,898	$(123,296)	$683,602
Net income	$445,759	$159,529	$605,288

Changes to Consolidated Statement of Cash Flows
Net cash used by discontinued financing activities	$(491,538)	$350,000	$(141,538)
Net cash provided (used) by discontinued operating activities	$29,665	$(747,980)	$(718,315)
Net cash provided by discontinued investing activities	$938,481	$521,276	$1,459,757

	Previously		Restated as
	Reported as of		of
	March 31,	Effect of	March 31,
	2010	Restatement	2010

Changes to Consolidated Balance Sheet
Goodwill	$185,000	$(73,974)	$111,026
Prepaid expenses	$13,519	$107,559	$121,078
Additional paid-in capital	$2,522,387	$(125,944)	$2,396,443
Accumulated deficit	$(602,538)	$159,529	$(443,009)

	Previously		Restated as
	Reported as of		of
	March 31,	Effect of	March 31,
	2010	Restatement	2010

Changes to Consolidated Statement of Cash Flows
Net cash used by discontinued operating activities	$(150,557)	$(69,858)	$(220,415)
Net cash provided by discontinued investing activities	$344,760	$69,858	$414,618

	Previously		Restated as
	Reported as of		of
	March 31,	Effect of	March 31,
	2009	Restatement	2009

Changes to Consolidated Statement of Cash Flows
Net cash used by discontinued operating activities	$(41,286)	$107,109	$65,823
Net cash provided by discontinued investing activities	$291,614	$(107,109)	$184,505

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

Note 6 - Stock Based Compensation

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

In 2006, the Company adopted the 2006 Long-Term Incentive Plan (the "2006 Plan").  Awards granted under the 2006 plan have a ten-year term and may be incentive stock options, non-qualified stock options or warrants. The awards are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a three or four year period. Effective January 1, 2006, we recognized compensation expense ratably over the vesting period, net of estimated forfeitures. As of March 31, 2010, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 plan.

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

	Three months ended March 31,
	2010	2009
Weighted average risk-free rate	4.87%	4.64%
Average expected life in years	6.4	5.6
Expected dividends	None	None
Volatility	36%	20%
Forfeiture rate	0%	0%

Note 7 - Common Stock Issued

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
Note 8 - Income Taxes

The tax provision at March 31 consists of the following:

2010                      2009

From operations:
Continuing operations:
Current tax expense (benefit):
    Federal                                                                                          $(100,482)          $            --
    State and local                                                                                (20,324)                   1,219
            (120,806)                   1,219
Deferred tax expense (benefit)                                                                  --                           --
    Total from continuing operations                                             (120,806)                   1,219
Discontinued operations:
Current tax expense (benefit)
    Federal                                                                                            180,603                          --
    State and local                                                                                 39,561                          --
                                                                                                             220,164                          --
Deferred tax expense (benefit):
    Federal                                                                                                     --                           --
    State and local                                                                                        --                           --
                                                                                                                      --                           --
    Total from discontinued operations                                         220,164                           --

    Total                                                                                           $   99,358              $     1,219

A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

          Three Months Ended
       March 31,
2010                      2009

Statutory tax rate                                                                                  34.0%                 34.0%
  Effect of:
State income taxes, net of
Federal income tax benefit                                                                    5.5%                   5.5%
Tax effect of expenses that are not
  deductible for income tax purposes                                                (0.5)%                      --
Effective tax rate                                                                                   39.0%                 39.5%

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

Note 9 – Risks and Uncertainties

Contingency Payment Income  - Discontinued Operations

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

Note Payable - Related Party

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

Note 11 - Commitments and Contingencies

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

Note 12 - Recent Accounting Pronouncements

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

INTRODUCTION

     iGambit is a company focused on the technology markets. Our sole operating subsidiary, Gotham Innovation Lab, Inc., is in the business of providing media technology services to the real estate industry. During the year ended December 31, 2009 and during the three months ended March 31, 2010 Gotham produced approximately $166,661 and $167,342 of revenue, respectively. We are focused on expanding the operations of Gotham by marketing the company to existing and potential new clients. Currently Gotham has several proposals outstanding to franchisees of one of its main customers, as well as other potential new clients. In addition to Gotham’ s operations, we receive Quarterly Revenue Share Payments and Annual Increase Payments from Digi-Data Corporation, which are payable pursuant to the terms of an agreement under which we sold certain assets to DDC in 2006. We earned $1,730,637 and $565,157 of Quarterly Revenue Share Payments and Annual Increase Payments from DDC in the year ended December 31, 2009, and the three months ended March 31, 2010, respectively. Those amounts were paid between June 2009 and July 2010. We expect that the payments from DDC, which we will receive through February 2011, will continue to grow based upon the expansion of DDC’s business. We are also focused on acquiring or partnering with additional technology companies.

     Assets. At March 31, 2010, we had $2,155,993  in total assets, compared to $1,920,634 at December 31, 2009. The increase in total assets was primarily due to the increase in cash as a result of the receipt of increased contingency payments from DDC.

    Liabilities. At March 31, 2010, our total liabilities were $178,605 compared to $99,432 at December 31, 2009. Liabilities consist of accounts payable and  a note payable to a related party., We do not have any long term liabilities.  The decrease in liabilities was due to a decrease in accounts payable, which decrease was partly offset by amounts due under a related party note payable.

     Stockholders’ Equity (Deficit). Our stockholders’ equity increased to $1,977,388 at March 31, 2010 from $1,821,202 at December 31, 2009. This increase was primarily due to the receipt of increasing contingency payments from Digi-Data Corp.

THREE MONTHS ENDED MARCH 31, 2010 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

     Revenues and Net Income. We had $167,342 of revenue during the three months ended March 31, 2010, as compared to no revenue during the three months ended March 31, 2009. The increase was due to revenue generated by our acquired subsidiary Gotham.  In addition, we had income (net of taxes) from discontinued operations of $344,993 for the three months ended March 31, 2010, compared to $353,115 for the three months ended March 31, 2009, and net income of $156,186 for the three months ended March 31, 2010, compared to $309,270 for the three months ended March 31, 2009. Our increase in revenue was offset entirely by a $386,941 increase in General and administrative expenses. We continue to receive 10% of Digi-Data’s gross Vault sales and 5% of the year to year increase. This agreement ends on February 28, 2011.

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

LIQUIDITY AND CAPITAL RESOURCES

General

As reflected in the accompanying consolidated financial statements, at March 31, 2010, we had $789,282 cash and stockholders’ equity of $1,977,388. At March 31, 2010 we had $2,155,993 in total assets, compared to $1,920,634 at December 31, 2009.

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
Cash Flow Activity

Net cash used in operating activities was $519,489 for the three months March 31, 2010, compared to net cash provided by operating activities of $22,127 for the three months ending March 31, 2009. Our primary source of operating cash flow for the three months ending March 31, 2010 was from net income of $156,186, compared to net income of $309,270 for the three months ending March 31, 2009.  The primary source of net income is  income from discontinued operations totaling $344,993 for the three months ending March 31, 2010 (net of taxes of $220,164) compared to income from discontinued operations of $353,115 for the three months ending March 31, 2009 (net of taxes of $0).  Income from discontinued operations is comprised solely of income from DDC contingency payments, which is classified as cash provided by discontinued investing activities. We receive Quarterly Revenue Share Payments and Annual Increase Payments from Digi-Data Corporation, which are payable pursuant to the terms of an agreement under which we sold certain assets to DDC in 2006.  Revenue earned from DDC under the agreement totaled $565,157 during the three months ended March 31, 2010, and $343,115 during the three months ending March 31, 2009.     Of the $565,157 revenue earned from DDC in the three months ending March 31, 2010 we received $414,851 in cash payments from DDC all of which was for the fourth quarter 2009 Contingency Payment.  Additionally $150,306 was offset by an increase in the accounts receivable included in Assets from Discontinued Operations.      Of the $343,115 revenue earned from DDC in the three months ending March 31, 2009  we received $246,005.85 in cash payments from DDC all of which was for the fourth quarter 2008 Contingency Payment.  Additionally $97,109.15 was offset by an increase in the accounts receivable included in Assets from Discontinued Operations.. We expect that the payments from DDC, which we will receive through February 2011, will continue to grow based upon the expansion of DDC’s business.  Also included in discontinued investing activities is cash used by DDC contingency payment escrow of $233 for the three months ending March 31, 2010 and cash used by DDC contingency payment escrow of $61,501for the three months ending March 31, 2009, resulting in net cash provided by discontinued investing activities of $414,618 and $184,505 for the three months ending March 31, 2010 and 2009, respectively.

In addition to the DCC Contingency Payments, we receive revenue from the operation of our Gotham subsidiary, which operates the business we acquired from Jekyll Island Ventures, Inc. in 2009. We anticipate that Gotham’s business and revenues will continue to grow throughout 2010. Gotham is not currently cash flow positive. Gotham generated revenues of $166,661 and incurred a net loss of $(124,954) in 2009 and revenues of $167,342 and a net loss of $(98,655) for the three months ended March 31, 2010.

Cash provided by investing activities was $344,760 for the three months ending March 31, 2010 and $291,614 for the three months ending March 31, 2009.   The entire source of cash provided by investing activities is the DDC contingency payments classified as cash flows from discontinued investing activities.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Required.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of March 31, 2010. Based on their initial evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective. As described in Note 4 to our financial statements appearing later in this report, we are restating our financial statements for the three and nine months ended March 31, 2010 to correct errors related to

        •           an error in the Black-Scholes calculation related to the value of warrants issued as compensation during the period ended March 31, 2010 which overstated the expense to us for these issuances, and

•	the incorrect classification of unpaid compensation on our cash flow statement for the period ended March 31, 2010 under financing activities instead of operating activities.

These errors within our financial statements at March 31, 2010 and for the period then ended also related to errors within our financial statements for the year ended December 31, 2009 which led to a restatement of those financial statements as described in our Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on February 23, 2011.

As a result of these errors, our management has subsequently determined that our disclosure controls and procedures were not effective at March 31, 2010 as a result of continuing material weaknesses and significant deficiencies in our internal control over financial reporting related to our application of U.S. generally accepted accounting principles.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

Item 1A.	Risk Factors.
Not required

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.
None

Item 3. None	Defaults upon Senior Securities.

Item 4.	Removed and Reserved.

Item 5.	Other Information.
None

Item 6.	Exhibits

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on  February 23, 2011 .

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