Form 10-Q/A
period 2010-09-30
iGambit, Inc.
filed 2011-02-23
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A (Amendment No. 1)

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

 iGambit, Inc.

Form 10-Q

Explanatory Note

We are filing this Form 10-Q/A (Amendment No. 1) to incorporate revised and additional disclosure as a result of our restatement of our financial statements for the year ended December 31, 2009, and the quarters ended March 31, 2010, June 30, 2010, and September 30, 2010, and comments received from the United States Securities and Exchange Commission in connection with its review of our Form 10 filing and period reports.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements
IGAMBIT INC.
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2010	2009
	Restated	Restated

ASSETS

Current assets
Cash	$926,951	$857,074
Accounts receivable	126,189	56,743
Prepaid expenses	330,122	8,838
Notes receivable - stockholders	17,000	17,000
Notes receivable	200,000	--
Assets from discontinued operations	901,781	715,573

Total current assets	2,502,043	1,655,228

Property and equipment, net	4,159	895

Other assets
Goodwill	111,026	111,026
Deposits	2,500	2,500
Assets from discontinued operations	--	150,985

Total other assets	113,526	264,511

	$2,619,728	$1,920,634

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$389,636	$96,928
Note payable - related party	26,886	--
Loans payable - stockholders	2,504	2,504

Total current liabilities	419,026	99,432

Stockholders' equity
Common stock, $.001 par value; authorized -
75,000,000 shares; issued and outstanding -
23,954,056 shares	23,954	23,954
Additional paid-in capital	2,402,275	2,396,443
Accumulated deficit	(225,527)	(599,195

Total stockholders' equity	2,200,702	1,821,202

	$2,619,728	$1,920,634

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2010	2009	2010	2009

Sales	$232,343	$--	$646,002	$--

Cost of sales	99,387	--	243,712	--

Gross profit	132,956	--	402,290	--

Operating expenses
General and administrative expenses	448,881	157,453		297,272

Loss from operations	(315,925)	(157,453)	(905,331)	(297,272)

Other income
Miscellaneous income	--	4,160	--	4,160
Interest income	1,853	867	2,771	3,275

Total other income	1,853	5,027	2,771	7,435

Loss from continuing operations before income tax benefit	(341,072)	(152,426)	(902,560)	(289,837)

Income tax expense (benefit)	(116,984)	(52,782)	(346,049)	(107,059)

Loss from continuing operations	(197,088)	(99,644)	(556,511)	(182,778)

Discontinued operations
Income from discontinued operations	330,199	461,882	1,537,486	1,231,361
Provision for income taxes	120,467	211,301	607,307	486,388

Income from discontinued operations, net of taxes	209,732	250,581	930,179	744,973

Net income (loss)	$12,644	$150,937	$373,668	$562,195

Basic and fully diluted earnings (loss) per common share:
Continuing operations	$(.01)	$(.00)	$(.03)	$(.01)
Discontinued operations, net of tax	$.01	$.01	$.04	$.03
Net earnings per common share	$.00	$.01	$.01	$.02

Weighted average common shares outstanding	23,954,056	23,134,491	23,954,056	22,859,056

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30,

	2010	2009

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$373,668	$562,195
Adjustments to reconcile net income to net
cash (used) provided by operating activities
Income from discontinued operations	(930,179)	(744,973)
Depreciation	894	447
Stock-based compensation expense	5,832	7,500
Increase (Decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable	(69,446)	--
Prepaid expenses	(321,284)	(1,703)
Accounts payable	292,708	(2,633)

Net cash used by continuing operating activities	(647,807)	(179,167)
Net cash (used) provided by discontinued operating activities	(605,466)	(662,382)

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(1,253,273)	(841,549)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(4,158)	--
Increase in notes receivable	(200,000)	--
Increase in deposits	--	(2,600)
Payments received from loans to stockholders	--	198,281

Net cash (used) provided by continuing investing activities	(204,158)	195,681
Net cash provided by discontinued investing activities	1,500,422	1,095,936

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,296.264	1,291,617

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable to related party	26,886	--

Net cash provided by continuing financing activities	26,886	--
Net cash provided by discontinued financing activities	--	--

NET CASH PROVIDED BY FINANCING ACTIVITIES	26,886	--

NET INCREASE IN CASH	69,877	450,068

CASH - BEGINNING OF PERIOD	857,074	322,439

CASH - END OF PERIOD	$926,951	$772,507

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$851	$1,189
Income taxes	390,634	4,698

Non-cash investing and financing activities:
Cashless exercise of common stock options	$--	$7,500
Stock-based compensation expense	5,832	7,500

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

ote 5 - Earnings Per Common Share

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

Note 8 - Income Taxes

The tax provision at September 30 consists of the following:

2010                      2009
From operations:
Continuing operations:
Current tax expense (benefit):
    Federal                                                                                        $(275,153)             $ (85,764)
    State and local                                                                               (73,198)                (21,295)
           (348,351)              (107,059)
Deferred tax expense (benefit)                                                                 --                            --
    Total from continuing operations                                            (348,351)              (107,059)
Discontinued operations:
Current tax expense (benefit)
    Federal                                                                                           479,696                 384,185
    State and local                                                                              127,611                 102,203
                                                                                                            607,307                 486,388

Deferred tax expense (benefit):
    Federal                                                                                                     --                           --
    State and local                                                                                        --                           --

    Total from discontinued operations                                         607,307                 486,388

    Total                                                                                           $ 258,956              $ 379,329

A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

          Nine Months Ended
     September 30,
2010            2009

Statutory tax rate                                                                               34.0%          34.0%
  Effect of:
State income taxes, net of
Federal income tax benefit                                                                  5.5%           5.5%
Tax effect of expenses that are not
  deductible for income tax purposes                                              (4.2)%         (2.6)%
Effective tax rate                                                                                  35.3%         36.9%

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

Note 9 – Risks and Uncertainties

Contingency Payment Income – Discontinued Operations

The discontinued operations of contingency payments received from Digi-Data is the Company’s primary source of income.  Should Digi-Data not achieve sufficient vaulting revenue or continue to exist, substantial doubt would be raised as to the Company’s ability to continue to exist, as the Company has no other significant source of revenue.

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

Note 13 – Potential Acquisition

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

Cash Flow Activity

Cash used in operating activities was $1,253,273 for the first nine months ended September 30, 2010, compared to cash used in operating activities of $841,549 for the first nine months ended September 30, 2009. Our primary source of operating cash flow for the nine months ended September 30, 2010 is from net income of $373,668 compared to net income of $562,195 for the nine months ended September 30, 2009. The primary source of net income is income from discontinued operations totaling $1,537,486 for the nine months ended September 30, 2010 (net of taxes of $607,307) compared to income from discontinued operations totaling $1,231,361 for the nine months ended September 30, 2009 (net of taxes of  $486,388).  Income from discontinued operations is comprised solely of income from DDC Contingency Payments, which is classified as cash provided by discontinued investing activities. We receive Quarterly Revenue Share Payments and Annual Increase Payments from Digi-Data Corporation, which are payable pursuant to the terms of an agreement under which we sold certain assets to DDC in 2006.    Of the $1,537,486 revenue earned from DDC in the nine months ended September 30, 2010  we received $1,349,437 in cash payments from DDC of which $414,851 was for the fourth quarter 2009 Contingency Payment (paid in February 2010), $472,384 was for the first quarter 2010 Contingency Payment (paid in May 2010),  $362,202 was for March 2009- February 2010 Annual Increase Contingency Payment (paid in two payments in June and July 2010) (, $100,000 was for the second quarter 2010 Contingency Payment (paid in  September 2010).  Additionally $602,900 was offset by an increase in the accounts receivable included in Assets from Discontinued Operations. The 5% year to year Contingency Payment will continue to accrue monthly and be paid in 2011 as per the agreement. We earned  $1,231,361 under our arrangement with DDC during the nine months ended September 30, 2009, of which  we received $1,080,818 in cash payments from DDC  of which $246,006 was for the fourth quarter 2008 Contingency Payment (paid in March 2009),  $286,977 was for the first quarter 2009 Contingency Payment (paid in June 2009), $222,322 was for the March 2008- February 2009 Annual Increase Contingency Payment (paid in June 2009) and $325,514 was for the second quarter 2009 Contingency Payment (paid in September 2009). Additionally $150,543 was offset by an increase in the accounts receivable included in Assets from Discontinued Operations During the third quarter 2010 DDC disclosed to Management that their largest customer Verizon Online re-negotiated their contract with DDC and the pricing model has changed. As a result of the new pricing model the DDC Vault Revenue will decrease from the levels that have occurred in recent months and return closer to revenue levels seen in 2009.  Subsequently the DDC Contingency Payments will also return to revenue levels closer to 2009.  We expect that the payments from DDC, which we will receive through February 2011, will continue to grow, but at a lesser pace, based upon the past three month’s revenue reporting from DDC and the expansion of DDC’s business.  Also included in discontinued investing activities is cash provided by DDC contingency payment escrow of $150,985 for the nine months ended September 30, 2010 and cash provided by DDC contingency payment escrow of $15,118 for the nine months ended

September 30, 2009, resulting in net cash provided by discontinued investing activities of $1,500,422 and $1,095,936 for the nine months ended September 30, 2010 and 2009, respectively.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Required.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of September30, 2010. Based on their initial evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective. As described in Note 4 to our financial statements appearing later in this report, we are restating our financial statements for the three and nine months ended September 30, 2010 to correct errors related to:

•	an error in the Black-Scholes calculation related to the value of warrants issued as compensation during the period ended September30, 2010 which overstated the expense to us for these issuances, and
•	the incorrect classification of unpaid compensation on our cash flow statement for the period ended September30, 2010 under financing activities instead of operating activities.

These errors within our financial statements at September30, 2010 and for the period then ended also related to errors within our financial statements for the year ended December 31, 2009 which led to a restatement of those financial statements as described in our Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on February 23, 2011.

As a result of these errors, our management has subsequently determined that our disclosure controls and procedures were not effective at September30, 2010 as a result of continuing material weaknesses and significant deficiencies in our internal control over financial reporting related to our application of U.S. generally accepted accounting principles.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

iGambit, Inc.
February 23, 2011	/s/ John Salerno
John Salerno
Chief Executive Officer

February 23, 2011	/s/ Elisa Luqman
Elisa Luqman
Chief Financial Officer

Exhibit Index

Exhibit No.	Description

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Interim Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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