Form 10-Q/A
period 2010-06-30
iGambit, Inc.
filed 2011-02-24
CIK 1479681

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
Iindicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The Registrant had 23,954,056 shares of its common stock outstanding as of February 23, 2011.

iGambit, Inc.
Form 10-Q

Explanatory Note

We are filing this Form 10-Q/A (Amendment No. 1) to incorporate revised and additional disclosure as a result of our restatement of our financial statements for the year ended December 31, 2009, and the quarters ended March 31, 2010 and June 30, 2010, and comments received from the United States Securities and Exchange Commission in connection with its review of our Form 10 filing and period reports.

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements
IGAMBIT INC.
CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2010	2009
	Restated	Restated
ASSETS

Current assets
Cash	$967,518	$857,074
Accounts receivable	130,254	56,743
Prepaid expenses	317,917	8,838
Notes receivable – stockholders	17,000	17,000
Assets from discontinued operations	856,130	715,573

Total current assets	2,288,819	1,655,228

Property and equipment, net	715	895

Other assets
Goodwill	111,026	111,026
Deposits	2,500	2,500
Assets from discontinued operations	151,398	150,985

Total other assets	264,924	264,511

	$2,554,458	$1,920,634

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$335,670	$96,928
Note payable - related party	34,058	--
Loans payable – stockholders	2,504	2,504

Total current liabilities	372,232	99,432

Stockholders' equity
Common stock, $.001 par value; authorized -
75,000,000 shares; issued and outstanding -
23,954,056 shares	23,954	23,954
Additional paid-in capital	2,396,443	2,396,443
Accumulated deficit	(238,171)	(599,195

Total stockholders' equity	2,182,226	1,821,202

	$2,554,458	$1,920,634

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF INCOME

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	JUNE 30,		JUNE 30,
	2010	2009	2010	2009
	Restated		Restated

Sales	$246,317	$--	$413,659	$--

Cost of sales	96,453	--	144,325	--

Gross profit	149,864	--	269,334	--

Operating expenses
General and administrative expenses	429,173	96,124	858,740	139,819

Loss from operations	(279,309)	(96,124)	(589,406)	(139,819)

Other income
Interest income	434	2,408	918	2,408

Loss from continuing operations before income tax benefit	(278,875)	(93,716)	(588,488)	(137,411)

Income tax expense (benefit)	(108,259)	(37,017)	(229,065)	(54,277)

Loss from continuing operations	(170,616)	(56,699)	(359,423)	(83,134)

Discontinued operations
Income from discontinued operations	642,130	416,364	1,207,287	769,479
Provision for income taxes	(266,676)	(135,607)	(486,840)	(275,087)

Income from discontinued operations, net of taxes	375,454	280,757	720,447	494,392

Net income	$204,838	$224,058	$361,024	$411,258

Basic and fully diluted earnings (loss) per common share:
Continuing operations	$(.01)	$(.00)	$(.02)	$(.00)
Discontinued operations, net of tax	$.02	$.01	$.03	$.02
Net earnings per common share	$.01	$.01	$.01	$.02

Weighted average common shares outstanding	23,954,056	22,719,056	23,954,056	22,719,056

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30,

	2010	2009
	Restated	Restated
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$361 ,024	$411,258
Adjustments to reconcile net income to net
cash (used) provided by operating activities
Income from discontinued operations	(720,447)	(494,392)
Depreciation	180	298
Stock-based compensation expense
Increase (Decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable	(73,511)	--
Prepaid expenses	(309,079)	--
Accounts payable	238,742	4,588

Net cash used by continuing operating activities	(503,091)	(78,248)
Net cash (used) provided by discontinued operating activities	(487,345)	(94,612)

NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES	(990,436)	(172,860)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in deposits	--	(2,500)
Payments received from loans to stockholders	--	4,000

Net cash provided by continuing investing activities	--	1,500
Net cash provided by discontinued investing activities	1,066,822	771,032

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,066,822	772,532

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable to related party	34,058	--

Net cash provided by continuing financing activities	34,058	--
Net cash provided by discontinued financing activities	--	(141,538)

NET CASH PROVIDED BY FINANCING ACTIVITIES	34,058	(141,538)

NET INCREASE IN CASH	110,444	458,134

CASH - BEGINNING OF PERIOD	857,074	322,439

CASH - END OF PERIOD	$967,518	$780,573

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$480	$--
Income taxes	384,934	3,344

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

The Company determined that payment for unpaid compensation was incorrectly classified as a financing activity.  The December 31, 2009 and September 30, 2009 statements of cash flows were restated to reflect the proper classification of the payment for unpaid compensation as an operating activity.  The Company determined that part of the cash received from discontinued operations of Digi-Data classified as operating activities should have been classified as investing activities.  The December 31, 2009 and 2008 and the June 30, 2010 and 2009 statements of cash flows were restated to reflect the proper classification of cash received from discontinued operations of Digi-Data.

The following table presents the previously reported and the restated amounts included in the restatements:

	Previously		Restated as
	Reported as of		of
	December 31,	Effect of	December 31,
	2009	Restatement	2009

Changes to Consolidated Balance Sheet
Goodwill	$185,000	$(73,974)	$111,026
Accounts payable	$204,487	$(107,559)	$96,928
Additional paid-in capital	$2,522,387	$(125,944)	$2,396,443
Accumulated deficit	$(758,724)	$159,529	$(599,195)

Changes to Consolidated Statement of Income
General and administrative expenses	$861,512	$(51,970)	$809,542
Income tax benefit - continuing operations	$(254,071)	$15,737	$(238,334)
Tax provision - discontinued operations	$806,898	$(123,296)	$683,602
Net income	$445,759	$159,529	$605,288

Changes to Consolidated Statement of Cash Flows
Net cash used by discontinued financing activities	$(491,538)	$350,000	$(141,538)
Net cash provided (used) by discontinued operating activities	$29,665	$(747,980)	$(718,315)
Net cash provided by discontinued investing activities	$938,481	$521,276	$1,459,757

	Previously		Restated as
	Reported as of		of
	June 30,	Effect of	June 30,
	2010	Restatement	2010

Changes to Consolidated Balance Sheet
Goodwill	$185,000	$(73,974)	$111,026
Prepaid expenses	$210,358	$107,559	$317,917
Additional paid-in capital	$2,522,387	$(125,944)	$2,396,443
Accumulated deficit	$(397,700)	$159,529	$(238,171)

	Previously		Restated as
	Reported as of		of
	June 30,	Effect of	June 30,
	2010	Restatement	2010

Changes to Consolidated Statement of Cash Flows
Net cash used by discontinued operating activities	$(140,557)	$(346,788)	$(487,345)
Net cash provided by discontinued investing activities	$720,034	$346,788	$1,066,822

	Previously		Restated as
	Reported as of		of
	June 30,	Effect of	June 30,
	2009	Restatement	2009

Changes to Consolidated Statement of Cash Flows
Net cash provided (used) by discontinued operating activities	$166,301	$(260,913)	$(94,612)
Net cash provided by discontinued investing activities	$510,119	$260,913	$771,032

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

In 2006, the Company adopted the 2006 Long-Term Incentive Plan (the "2006 Plan").  Awards granted under the 2006 plan have a ten-year term and may be incentive stock options, non-qualified stock options or warrants. The awards are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a three or four year period. Effective January 1, 2006, we recognized compensation expense ratably over the vesting period, net of estimated forfeitures. As of June 30, 2010, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 plan.

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

Note 8 - Income Taxes

The tax provision at June 30 consists of the following:

2010                      2009
From operations:
Continuing operations:
Current tax expense (benefit):
    Federal                                                                                        $(180,932)           $   (42,872)
    State and local                                                                               (48,133)                (11,405)
           (229,065)                (54,277)
Deferred tax expense (benefit)                                                                 --                           --
    Total from continuing operations                                            (229,065)                (54,277)
Discontinued operations:
Current tax expense (benefit)
    Federal                                                                                           386,573                211,220
    State and local                                                                              100,267                  63,867
                                                                                                            486,840                275,087
Deferred tax expense (benefit):
    Federal                                                                                                     --                         --
    State and local                                                                                        --                         --
                                                                                                                      --                         --

    Total from discontinued operations                                         486,840                         --

    Total                                                                                           $ 257,775           $  220,810

A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

          Six Months Ended
       June 30,
2010          2009

Statutory tax rate                                                                                34.0%        34.0%
  Effect of:
State income taxes, net of
Federal income tax benefit                                                                  5.5%          5.5%
Tax effect of expenses that are not
  deductible for income tax purposes                                              (0.6)%            --
Effective tax rate                                                                                 38.9%        39.5%

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

Note 13 – Subsequent Events

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

    iGambit is a company focused on the technology markets. Our sole operating subsidiary, Gotham Innovation Lab, Inc., is in the business of providing media technology services to the real estate industry. During the year ended December 31, 2009 and during the six months ended June 30, 2010 Gotham produced approximately $166,661 and $413,659 of revenue, respectively. We are focused on expanding the operations of Gotham by marketing the company to existing and potential new clients. Currently Gotham has several proposals outstanding to franchisees of one of its main customers, as well as other potential new clients. In addition to Gotham’s operations, we receive Quarterly Revenue Share Payments and Annual Increase Payments from Digi-Data Corporation, which are payable pursuant to the terms of an agreement under which we sold certain assets to DDC in 2006. Payments earned from DDC totaled $ 1,730,637 during the year ended December 31, 2009, of which $1,364,538 was for the four quarters of 2009 Contingency Payments and $339,099 was accrued revenue for the 5% year to year Contingency Payment for the year ended December 31, 2009.   We earned  $1,207,287 under our arrangement with DDC during the six months ended June 30, 2010, of which $1,008,733 was for the first two quarters Contingency Payments and $198,554 was accrued revenue for the 5% year to year Contingency Payment for the months January 2010 to June 2010. We expect that the payments from DDC, which we will receive through February 2011, will continue to grow based upon the expansion of DDC’s business. We are also focused on acquiring or partnering with additional technology companies.

     Assets. At June 30, 2010, we had $2,554,458 in total assets, compared to $1,920,634 at December 31, 2009.   The increase in total assets was primarily due to the increase in cash as a result of the receipt of increased contingency payments from DDC.

     Liabilities. At June 30, 2010, our total liabilities were $372,232 compared to $99,432 at December 31, 2009. Liabilities consist of accounts payablea note payable to a related party , and a loan payable to stockholders. We do not have any long term liabilities.  The increase in total liabilities was primarily due to the income tax provision.

     Stockholders’ Equity (Deficit). Our stockholders’ equity increased to $2,182,226 at June 30, 2010 from $1,821,202 at December 31, 2009. This increase was primarily due to the receipt of contingency payments from Digi-Data Corp. and a decrease in accumulated deficit from $(599,195) at December 31, 2009, to $(238,171) at June 30, 2010.

Three Months Ended June 30, 2010 as Compared to Three Months Ended June 30, 2009

    Revenues and Net Income. We had $246,317 of revenue during the three months ended June 30, 2010, as compared to no revenue during the three months ended June 30, 2009.  The increase in revenue was due to revenue generated by our acquired subsidiary Gotham.  In addition, we had income from discontinued operations of $375,454 for the three months ended June 30, 2010, compared to $280,757 for the three months ended June 30, 2009. Our increase in revenue was offset entirely by a $331,980 increase in General and administrative expenses. We continue to receive 10% of Digi-Data’s gross Vault sales and 5% of the year to year increase. This agreement ends on February 28, 2011.

     General and Administrative Expenses. General and Administrative Expenses increased to $429,173 for the three months ended June 30, 2010 from $96,124 for the three months ended June 30, 2009. For the three months ended June 30, 2010 our General and Administrative Expenses consisted of corporate administrative expenses of $125,937, legal and accounting fees of $47,855, payroll expenses of $255,381 For the three months ended June 30, 2009 our General and Administrative Expenses consisted of corporate administrative expenses of $24,779, and legal and accounting fees of $71,345. The increases from the three months ended June 30, 2009 to the three months ended June 30, 2010 relate primarily to: (i) professional costs associated with the preparation and filing of a registration statement with the SEC; and (ii) costs associated with the operation of our Gotham subsidiary. Costs associated with the operation of our Gotham subsidiary should remain level going forward, subject to a material expansion in the business operations of Gotham which would likely increase our corporate administrative expenses. Further, we anticipated an increase in legal and accounting fees in 2010 as a result of having become a reporting company under the Securities Exchange Act of 1934.

Six Months Ended June 30, 2010 as Compared to Six Months Ended June 30, 2009

     Revenues and Net Income. We had $413,659 of revenue during the six months ended June 30, 2010, as compared to no revenue during the six months ended June 30, 2009.  The increase in revenue was due to revenue generated by our acquired subsidiary Gotham.  In addition, we had income from discontinued operations of $720,447 for the six months ended June 30, 2010, compared to $494,392 for the six months ended June 30, 2009, and net income of $361,024 for the six months ended June 30, 2010, compared to $411,258 for the six months ended June 30, 2009. Our increase in revenue was offset entirely by a $718,921 increase in General and administrative expenses. We continue to receive 10% of Digi-Data’s gross Vault sales and 5% of the year to year increase. This agreement ends on February 28, 2011.

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

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, at June 30, 2010, we had $967,518 cash and stockholders’ equity of $2,182,226. At June 30, 2010 we had $2,554,458 in total assets, compared to $1,920,634 at December 31, 2009.

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

Net cash used in operating activities was $990,436 for the six months June 30, 2010, compared to net cash used in operating activities of $172,860 for the six months ending June 30, 2009. Our primary source of operating cash flow for the six months ending June 30, 2010 was from net income of $361,024, compared to net income of $411,258 for the six months ending June 30, 2009.  The primary source of net income is  income from discontinued operations totaling $720,447 for the six months ending June 30, 2010 (net of taxes of $468,840) compared to income from discontinued operations of $494,392 for the six months ending June 30, 2009 (net of taxes of $275,087).  Income from discontinued operations is comprised solely of income from DDC contingency payments, which is classified as cash provided by discontinued investing activities. We receive Quarterly Revenue Share Payments and Annual Increase Payments from Digi-Data Corporation, which are payable pursuant to the terms of an agreement under which we sold certain assets to DDC in 2006.  Revenue earned from DDC under the agreement totaled $1,207,287 during the six months ended June 30, 2010, and $769,479 during the six months ending June 30, 2009.    Of the $1,207,398 revenue earned from DDC in the six months ending June 30, 2010 we received $1,067,235 in cash payments from DDC $414,851 of which was for the fourth quarter 2009 Contngency Payment, $472,384 was for the first quarter 2010 Contingency Payment and $180,000 was partial payment for the March 2009-February 2010 Annual Increase Contingency Payment.  Additionally $140,052 was offset by an increase in the accounts receivable included in Assets from Discontinued Operations.   Of the $769,479 revenue earned from DDC in the six months ending June 30, 2009 we received $755,304.50 in cash payments from DDC of which $246,008.85 was for the fourth quarter 2008 Contingency Payment, $286,976.65 was for the first quarter 2009 Contingency Payment and $222,322 was for the March 2008-February 2009 Annual Increase Contingency Payment.  Additionally $14,174.50 was offset by an increase in the accounts receivable included in Assets from Discontinued Operations. We expect that the payments from DDC, which we will receive through February 2011, will continue to grow based upon the expansion of DDC’s business.  Also included in discontinued investing activities is cash used by DDC contingency payment escrow of $413 for the six months ending June 30, 2010 and cash provided by DDC contingency payment escrow of $15,727 for the six months ending June 30, 2009, resulting in net cash provided by discontinued investing activities of $1,066,822 and $772,532 for the six months ending June 30, 2010 and 2009, respectively.

In addition to the DDC Contingency Payments, we receive revenue from the operation of our Gotham subsidiary, which operates the business we acquired from Jekyll Island Ventures, Inc. in 2009. We anticipate that Gotham’s business and revenues will continue to grow throughout 2010. Gotham is not currently cash flow positive. Gotham generated revenues of $166,661 and incurred a net loss of $(124,954) in 2009 and generated revenues of $411,246 and incurred a net loss of $(152,549) for the six months ended June 30, 2010.

Cash provided by investing activities was $1,066,822 for the first six months ended June 30, 2010 and $772,532 for the six months ended June 30, 2009.   The primary source of cash provided by investing activities is the DDC Contingency Payments classified as cash flows from discontinued investing activities.

Cash provided by financing activities was $34,058 for the six months ended June 30, 2010 compared to  cash used by financing activities of $141,538 for the six months ended June 30, 2009.   The cash flows from financing activities in the first six months of fiscal 2010 were an increase in a loan payable to a related party from our subsidiary Gotham. The cash flows used in financing activities for the first six months of fiscal year 2009 were from repayments of the prepaid contingency liability to DDC.

Supplemental Cash Flow Activity

In the six months ended June 30, 2010 the company paid income taxes of $384,934 compared to $3,344 for the six months ended June 30, 2009. The increase in taxes was due to the company having used up its Net Operating Loss carry over in fiscal year 2009. The company also paid interest of $480 during the first six months of fiscal year 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Required.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2010. Based on their initial evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective. As described in Note 4 to our financial statements appearing later in this report, we are restating our financial statements for the three and nine months ended June 30, 2010 to correct errors related to

•	an error in the Black-Scholes calculation related to the value of warrants issued as compensation during the period ended June 30, 2010 which overstated the expense to us for these issuances, and
•	the incorrect classification of unpaid compensation on our cash flow statement for the period ended June 30, 2010 under financing activities instead of operating activities.

These errors within our financial statements at June 30, 2010 and for the period then ended also related to errors within our financial statements for the year ended December 31, 2009 which led to a restatement of those financial statements as described in our Annual Report on Form 10-K/A as filed with the Securities and Exchange Commission on February 23, 2011.

As a result of these errors, our management has subsequently determined that our disclosure controls and procedures were not effective at June 30, 2010 as a result of continuing material weaknesses and significant deficiencies in our internal control over financial reporting related to our application of U.S. generally accepted accounting principles.  A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness; yet important enough to merit attention by those responsible for oversight of the company’s financial reporting.

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

Changes in internal controls. There were no changes in our internal controls over financial reporting during the second fiscal quarter of 2010 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

one

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

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on  February 23, 2011.

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