Form 10-K
period 2010-12-31
iGambit, Inc.
filed 2011-03-31
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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
As of June 30, 2010, there were 23,954,056 shares of the Registrant’s $0.001 par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE: None

iGAMBIT, INC.
FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2010
TABLE OF CONTENTS

		Page No.
PART I

Item 1	Busiiness	1
Item 1A	Risk Factors	5
Item 1B	Unresolved Staff Comments	5
Item 2	Properties	5
Item 3	Legal Proceedings	5
Item 4	(Removed and Reserved)	5

PART II

Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	5
Item 6	Selected Financial Data	6
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 7A	Quantitative and Qualitative Disclosure About Market Risk	9
Item 8	Financial Statements and Supplementary Data	9
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	9
Item 9A	Controls and Procedures	9
Item 9B	Other Information	9

PART III

Item 10	Directors, Executive Officers and Corporate Governance	9
Item 11	Executive Compensation	11
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	11
Item 13	Certain Relationships and Related Transactions, and Director Independence	12
Item 14	Principal Accountant Fees and Services	12

PART IV

Item 15	Exhibits and Financial Statement Schedules	12
EX- 4.2
EX -10.2
EX-31.1
EX-31.2
EX-32.1
EX-32.2
     This annual report on Form 10-K is for the year ended December 31, 2010. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “Company,” “we,” “us” and “our” refer to iGambit, Inc. and its subsidiaries.

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

OUR COMPANY

Introduction

We are a company focused on the technology markets. Presently we have one operating subsidiary in the business of providing media technology services to the real estate industry. At this point we have limited revenues consisting solely of revenues from the operation of our Gotham subsidiary ($850,222 during the year ended December 31, 2010) and the receipt of Quarterly Revenue Share Payments and Annual Increase Payments from DDC.  Payments earned from DDC totaled $1,898,435 during the year ended December 31, 2010, of which $1,724,838 was for the four quarters of 2010 Contingency Payments and $173,597 was accrued revenue for the 5% year to year Contingency Payment for the year ended December 31, 2010.  Payments earned from DDC totaled $1,730,637 during the year ended December 31, 2009, of which $1,364,538 was for the four quarters of 2009 Contingency Payments and $339,099 was accrued revenue for the 5% year to year Contingency Payment for the year ended December 31, 2009.   During the third quarter 2010 DDC disclosed to Management that their largest customer Verizon Online re-negotiated their contract with DDC and the pricing model has changed. As a result of the new pricing model the DDC Vault Revenue will decrease from the levels that have occurred in recent months and return closer to revenue levels seen in 2009.  Subsequently the DDC Contingency Payments will also return to revenue levels closer to 2009.  We expect that the payments from DDC, which we will receive through February 2011, will continue to grow, but at a lesser pace, based upon the past three month’s revenue reporting from DDC and the expansion of DDC’s business. We are also focused on acquiring or partnering with additional technology companies.

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

     Customers

    Gotham currently has less than 996 client accounts, including accounts ranging from single agent accounts to large “master accounts” with large firms such as Prudential Douglas Elliman and Halstead. Taking these and other master accounts into consideration, Gotham does business with over 3,000 New York City real estate agents. The following five customers constituted approximately 67% of the Company’s sales in 2010:  EGR International, Inc. – 7% of sales; Cambridge Who’s Who – approximately 17% of sales; Prudential Douglas Elliman Real Estate, LLC – approximately 20% of sales; Halstead Property Development Marketing LLC – approximately 7% of sales; and Christies Great Estates, Inc. – approximately 16% of sales.    The loss of any of the foregoing client accounts could have a material adverse affect on the company’s financial condition.

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

Period Covered	Amount	Date Received
March 1, 2006 - December 31, 2006 Quarterly Revenue Share Payment	$18,576.42	2/14/2007
1st Quarter 2007 Quarterly Revenue Share Payment	$20,085.64	7/18/2007
2nd Quarter 2007 Quarterly Revenue Share Payment	$54,429.29	9/18/2007
3rd Quarter 2007 Quarterly Revenue Share Payment	$81,761.49	12/17/2007
4th Quarter 2007 Quarterly Revenue Share Payment	$112,343.36	2/22/2008
1st Quarter 2008 Quarterly Revenue Share Payment	$142,403.25	5/1/2008
March 2007 — February 2008 Annual Increase Payment	$159,190.30	5/1/2008
2nd Quarter 2008 Quarterly Revenue Share Payment	$143,815.13	8/9/2008
3rd Quarter 2008 Quarterly Revenue Share Payment	$168,844.36	11/10/2008
4th Quarter 2008 Quarterly Revenue Share Payment	$246,005.85	3/10/2009
1st Quarter 2009 Quarterly Revenue Share Payment	$286,976.65	6/30/2009
March 2008 — February 2009 Annual Increase Payment	$222,322.00	6/30/2009
2nd Quarter 2009 Quarterly Revenue Share Payment	$325,514.21	9/25/2009
3rd Quarter 2009 Quarterly Revenue Share Payment	$364,196	12/24/2009
4th Quarter 2009 Quarterly Revenue Share Payment	$414,851	2/28/2010
1st Quarter 2010 Quarterly Revenue Share Payment	$472,384	5/26/2010
March 2009 — February 2010 Annual Increase Payment	$362,202	*
2nd Quarter 2010 Quarterly Revenue Share Payment	$536,349	**
3rd Quarter 2010 Quarterly Revenue Share Payment	$339,948	***
4th Quarter 2010 Quarterly Revenue Share Payment	$376,158	***
	4,4
	4,472,198

* $180,000 paid on 6/21/2010, and $182,202 paid on 7/26/2010.
** Partial payments received. $100,000 paid on 9/29/2010 $75,000 paid on 10/27/2010, $75,000 paid on 11/29/2010, $25,000 paid on 12/24/2010, $25,000 paid on 12/28/2010, $50,000 paid on 1/31/2011, $50,000 paid on 2/24/2011 and $50,000 paid on 3/28/2011.
*** Not yet received.

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

Employees
     We presently have 11 total employees, all of which are full-time.

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
     Our Gotham operations are located in New York, New York, where we lease approximately 3,000 square feet of office space. Monthly lease payments are approximately $5,000 and the lease renews annually on October 31.
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
MARKET INFORMATION
     Effective March 19, 2011 the Company’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the Financial Industry Regulatory Authority, under the ticker symbol “IGMB”.  To date there has not been an established public trading market in the Company’s common stock.
HOLDERS
     As of March 31, 2011, there are 23,954,056 shares of our common stock outstanding, held of record by 149 persons.  We have 2,335,000 common stock warrants outstanding and 2,468,900 common stock options outstanding.
     As of March 31, 2011, approximately 21,737,018 shares of our common stock are eligible to be sold under Rule 144.
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
EQUITY COMPENSATION PLAN INFORMATION
     We currently have one equity compensation plan outstanding which is our 2006 Long Term Incentive Plan. The Plan was adopted by our directors and approved by our stockholders on March 26, 2006. The Plan permits the award of incentive stock options, non-qualified stock options, stock appreciation rights, and stock grants. We have reserved 10 million shares for issuance under the Plan, plus an annual increase equal to 10% of the number of outstanding shares of our common stock on the first day of each year, but in no event more than 15 million shares of common stock in the aggregate. As of December 31, 2010, there were 6,522,114 shares available for issuance under the Plan.
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
     The following table describes our equity compensation plans as of December 31, 2010:

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		under Equity
	to be Issued Upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(excluding securities
	Outstanding Options,	Outstanding Options,	referenced in
	Warrants and Rights	Warrants and Rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by our stockholders (1)	2,468,900	$0.03	6,522,114

Equity compensation plans not approved by our stockholders	3,085,000	$0.83	0

(1)	Equity compensation plans approved by our stockholders consist of our 2006 Long Term Incentive Plan.

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

On November 30, 2010 the company executed a Settlement and Release with Newbridge cancelling the consulting agreement between the Company and Newbridge.

On December 12, 2010, we issued warrants to purchase 2,000,000 shares of our common stock to Douglas K. Aguililla pursuant to the terms of a consulting agreement between the Company and Aguililla. The warrants were issued as part consideration for the services rendered by Douglas K. Aguililla under the consulting agreement, and were valued at $1,759 using the Black-Scholes pricing model.  500,000 warrants, at an exercise price of $0.50 per share, vested upon issuance; 500,000 warrants, at an exercise price of $0.65 per share, vest on the 1 year anniversary of issuance; 500,000 warrants, at an exercise price of $0.80 per share, vest on the 2 year anniversary of issuance; and 500,000 warrants, at an exercise price of $1.15 per share, vest on the 3 year anniversary of issuance.  At the time of the issuance Douglas K. Aguililla was able to evaluate the risks and merits of the investment, had access to information regarding the Company, was given the opportunity to ask the Company’s management questions about the Company, and was able to bear the economic risk of the investment.  The securities were issued in reliance on Section 4(2) of the Securities Act, and contained a standard restrictive legend.

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

On July 21, 2010, we issued options to purchase 672,000 shares of our common stock, at $0.01 per share, to our three outside Directors, George Dempster (113,000), James Charles (59,000) and John Waters (500,000). The options were issued in connection with services rendered.  The Company determined the fair value of the stock to be $.06 per share, and the fair value of the options at issuance to be $.0087 per share, based on the Black-Scholes pricing model. At the time of the issuances the each of the three Directors, Dempster, Charles and Waters,  were able to evaluate the risks and merits of the investment, had access to information regarding the Company, was given the opportunity to ask the Company’s management questions about the Company, and was able to bear the economic risk of the investment.  The securities were issued in reliance on Section 4(2) of the Securities Act, and contained a standard restrictive legend.

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
Accounts receivable includes 50% of contingency payments earned for the previous quarter. A reserve for bad debt  of $250,000 and  $65,000 was charged to operations for the years ended December 31, 2010 and 2009 respectively.

Property and equipment and depreciation

Property and equipment are stated at cost.  Depreciation for both financial reporting and income tax purposes is computed using combinations of the straight line and accelerated methods over the estimated lives of the respective assets. During the year ended December 31, 2010, the Company purchased computer equipment totaling $5,688. Computer equipment is depreciated over 5 years.  Maintenance and repairs are charged to expense when incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

Depreciation expense of $1,496 and $596 was charged to operations for the years ended December 31, 2010 and 2009, respectively.

Goodwill
          Goodwill represents the fair market value of the common shares issued and common stock options granted by the Company for the acquisition of Jekyll by the Company’s subsidiary, Gotham. In accordance with ASC Topic No. 350 “Intangibles — Goodwill and Other”, the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test, and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the assets carrying amount, an impairment loss is charged to expense in the period identified. A lack of projected future operating results from Gotham’s operations may cause impairment.   The company has performed an impairment study and has determined that there is no indication that present and future cash flows are not expected to be sufficient to recover the carrying amount of goodwill.  Based on the Company's evaluation of goodwill, no impairment was recorded during the year ended December 31, 2010.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
iGambit is a company focused on the technology markets. Our sole operating subsidiary, Gotham Innovation Lab, Inc., is in the business of providing media technology services to the real estate industry. During the year ended December 31, 2010 and December 31, 2009 Gotham produced approximately $850,222 and $173,011of revenue, respectively. We are focused on expanding the operations of Gotham by marketing the company to existing and potential new clients. Currently Gotham has several proposals outstanding to franchisees of one of its main customers, as well as other potential new clients. In addition to Gotham’s operations, we receive Quarterly Revenue Share Payments and Annual Increase Payments from Digi-Data Corporation, which are payable pursuant to the terms of an agreement under which we sold certain assets to DDC in 2006. Contingency Payments earned from DDC under the agreement totaled $1,898,435 during the year ended December 31, 2010, of which $1,724,838 was for the four quarters of 2010 Contingency Payments and $173,597 was accrued revenue for the 5% year to year Contingency Payment for the year ended December 31, 2010.   We earned $1,730,637 under our arrangement with DDC during the year ended December 31, 2009, of which $1,364,538 was for the four quarters Contingency Payments and $339,099 was accrued revenue for the 5% year to year Contingency Payment for the year ended December 31, 2010, which we anticipate will be paid in 2011. We expect that the payments from DDC, which we will receive through February 2011, will continue to grow based upon the expansion of DDC’s business. We are also focused on acquiring or partnering with additional technology companies.

Year Ended December 31, 2010 as Compared to Year Ended December 31, 2009
     Assets. At December 31, 2010, we had $2,218,175 in current assets and $2,336,788 in total assets, compared to $1,655,228 in current assets and $1,920,634 in total assets as of December 31, 2009. The increase in total assets was primarily due to the increase in Accounts Receivable from DDC Contingency Payments and Notes Receivable.    The Company loaned $420,000 to Allied Airbus Inc. The Company also had prepaid income taxes of $326,000.

     Liabilities. At December 31, 2010, we had total liabilities of $351,617 compared to $99,432 at December 31, 2009. Our total liabilities at December 31, 2010 consisted of accounts payable of $326,227, and a note to a related party of $25,390, whereas our total liabilities as of December 31, 2009 consisted primarily of payables in the amount of $96,928.

     Stockholders’ Equity (Deficit). Our Stockholders’ Equity increased to $1,985,171 at December 31, 2010 from $1,821,202 at December 31, 2009. This increase was primarily due to increase in net income.

     Revenue and Net Income. We had revenue of $874,774 for the year ended December 31, 2010, compared to revenue of $173,011 for the year ended December 31, 2009. The increase in revenue was due to revenue generated by our acquired subsidiary Gotham. In addition, we had income from discontinued operations (net of taxes and reserve for bad debt) of $997,303 for the year ended December 31, 2010, compared to $1,047,035 for the year ended December 31, 2009. Our net income was $305,865 for the year ended December 31, 2010, compared to $605,288 for the year ended December 31, 2009. The increase in revenue was due to having a full year of Gotham revenue in 2010 compared to three months of revenue in 2009 as well as our Gotham subsidiary marketing strategy beginning to take a effect. . We continue to receive 10% of Digi-Data’s gross Vault sales and 5% of the year to year increase. This agreement ends on February 28, 2011. The decrease in net income was due primarily to the increase in general and administrative expense and Gotham net loss of $375,073 and a $250,000 reserve for bad debt. .

     General and Administrative Expenses. General and Administrative Expenses increased to $1,829,401 for the year ended December 31, 2010 from $809,542 for the year ended December 31, 2009. For the year ended December 31, 2010 our General and Administrative Expenses consisted of corporate administrative expenses of $483,005, legal and accounting fees of $199,924, consulting fees of $27,738, payroll expenses of $1,111,931, and bad debt expenses of $6,803 related to doubtful accounts receivable of our Gotham subsidiary. For the year ended December 31, 2009 our General and Administrative Expenses consisted of corporate administrative expenses of $235,382, legal and accounting fees of $119,015, consulting fees of $114,000, payroll expenses of $276,145, and bad debt expenses of $65,000 related to doubtful accounts receivable of our Gotham subsidiary. The increases from the year ended December 31, 2009 to the year ended December 31, 2010 relate primarily to: (i) salaries for officers hired by the Company in 2010; (ii) professional costs associated with the acquisition of certain assets of Jekyll Island Ventures, Inc., and the preparation and filing of a registration statement with the SEC; and (iii) costs associated with the operation of our Gotham subsidiary. Costs associated with our officers’ salaries and the operation of our Gotham subsidiary should remain level going forward, subject to a material expansion in the business operations of Gotham which would likely increase our corporate administrative expenses. Further, whereas the additional professional fees associated with the acquisition of Jekyll Island Ventures, Inc. will not carry over into future periods unless we engage in other acquisitions, we do anticipate an increase in legal and accounting fees in 2011 now that we are a reporting company under the Securities Exchange Act of 1934.

LIQUIDITY AND CAPITAL RESOURCES

General
As reflected in the accompanying consolidated financial statements, at December 31, 2010, we had $465,549 cash and stockholders’ equity of $1,985,171.  At December 31, 2009, we had $857,074 cash and stockholders’ equity of $1,821,202.

Our primary capital requirements in 2011 are likely to arise from the expansion of our Gotham operations, and, in the event we effectuate an acquisition, from: (i) the amount of the purchase price payable in cash at closing, if any; (ii) professional fees associated with the negotiation, structuring, and closing of the transaction; and (iii) post closing costs. It is not possible to quantify those costs at this point in time, in that they depend on Gotham’s business opportunities, the state of the overall economy, the relative size of any target company we identify and the complexity of the related acquisition transaction(s). We anticipate raising capital in the private markets to cover any such costs, though there can be no guaranty we will be able to do so on terms we deem to be acceptable. We do not have any plans at this point in time to obtain a line of credit or other loan facility from a commercial bank.

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

Cash Flow Activity

Net cash used by operating activities was $1,637,145 for the year ended December 31, 2010, compared to net cash used in operating activities of $981,869 for the year ended December 31, 2009. Our primary source of operating cash flow for the year ended December 31, 2010 was from net income of $, compared to net income of $605,288 for the year ended December 31, 2009.  The primary source of net income is income from discontinued operations totaling $1,148,553 for the year ended December 31, 2010 (net of taxes of $749.882) compared to income from discontinued operations of $1,047,035 for the year ended December 31, 2009 (net of taxes of $683,602).  Income from discontinued operations is comprised solely of income from DDC contingency payments, which is classified as cash provided by discontinued investing activities. We receive Quarterly Revenue Share Payments and Annual Increase Payments from Digi-Data Corporation, which are payable pursuant to the terms of an agreement under which we sold certain assets to DDC in 2006.  Revenue earned from DDC under the agreement totaled $1.898.435 in the year ended December 31, 2010, and $1,730,637 in the year ended December 31, 2009.   Of the $1,898,435 revenue earned from DDC in the year ended December 31, 2010 we received $1,549,437 in cash payments from DDC of which $414,851 was for the fourth quarter 2009 Contingency Payment (paid in February 2010),  $472,384 was for the first quarter 2010 Contingency Payment (paid in May 2010), $362,202 was for the March 2009- February 2010 Annual Increase Contingency Payment (paid in June and July 2010), $300,000 was for the second quarter 2010 Contingency Payment (paid in September, October, November and December 2010), Additionally $348,998 was offset  by an increase in the accounts receivable included in Assets from Discontinued Operations.      Of the $1,730,637 revenue earned from DDC in the year ended December 31, 2009  we received $1,445,015 in cash payments from DDC  of which $246,006 was for the fourth quarter 2008 Contingency Payment (paid in March 2009),  $286,977 was for the first quarter 2009 Contingency Payment (paid in June 2009), $222,322 was for the March 2008- February 2009 Annual Increase Contingency Payment (paid in June 2009), $325,514 was for the second quarter 2009 Contingency Payment (paid in September 2009), $364,196 was for the third quarter Contingency Payment (paid in December 2009), Additionally $250,000 was charged to Reserve to Bad Debt  and $35,622 was offset  by an increase in the accounts receivable included in Assets from Discontinued Operations. We expect that the payments from DDC, which we will receive through February 2011, will continue to grow based upon the expansion of DDC’s business.  Also included in discontinued investing activities is cash provided by DDC contingency payment escrow of $150,985 for the year ended December 31, 2010 and, cash provided by DDC contingency payment escrow of $14,742 for the year ended December 31, 2009 resulting in net cash provided by discontinued investing activities of $1,700,422 and $1,459,757 for the years ended December 31, 2010 and 2009, respectively.

In addition to the DDC Contingency Payments, we receive revenue from the operation of our Gotham subsidiary, which operates the business we acquired from Jekyll Island Ventures, Inc. in 2009. We anticipate that Gotham’s business and revenues will continue to grow throughout 2011. Gotham is not currently cash flow positive. Gotham generated revenues of $850,222 and incurred a net loss of $375,073 in 2010 compared to revenues of $166,661 and a net loss of $124,954 in the last three months of 2009

Cash provided by investing activities was $1,222,734 for the year ended December 31, 2010 compared to $1,655,538 for the year ended December 31, 2009.   The primary source of cash provided by investing activities is the DDC Contingency Payments classified as cash flows from discontinued investing activities.

Cash provided by financing activities was $22,886 for the year ended December 31, 2010 compared to cash used by financing activities of $139,034 for the year ended December 31, 2009.  The cash used by financing activities in the year ended December 31, 2009 was from repayment of the prepaid contingency balance to DDC.  The cash provided by financing activities in the year ended December 31, 2010 was primarily from loans received from a related party.

Supplemental Cash Flow Activity

In the year ended December 31, 2010 the company paid income taxes of $389,357 compared to $4,698 for the year ended December 31, 2009.  The increase in taxes was due to the utilization of the net operating loss carryovers in 2009.  The company also paid interest of $1,767 during the year ended December 31, 2010 compared to interest of $1,189 during the year ended December 31, 2009.
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
Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer  concluded that our disclosure controls and procedures were effective as of December 31, 2010

Management’s Annual Report on Internal Control over Financial Reporting.

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

Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we concluded that, as of December 31, 2010, our internal control over financial reporting was effective.

Change in Internal Controls

During the the fourth quarter of December 31, 2010, we engaged the services of an outside financial consultant to assist in overseeing our financial reporting.

ITEM 9B.	OTHER INFORMATION
     None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
DIRECTORS AND EXECUTIVE OFFICERS
     Our board of directors manages our business and affairs. Under our Articles of Incorporation and Bylaws, the Board will consist of not less than one nor more than seven directors. Currently, our Board consists of five directors.
     The names, ages, positions and dates appointed of our current directors and executive officers are set forth below.

Name	Age	Position	Appointed
John Salerno	72	Chief Executive Officer, President, Chairman of the Board, and Director	March 2009 (appointed Chairman and Director in April 2000)
Elisa Luqman	46	Chief Financial Officer, Executive Vice President, General Counsel, and Director	March 2009 (appointed Director in August 2009)
James J. Charles	68	Director	March 2006
George G. Dempster	71	Director	January 2001
John Waters	65	Director	August 2009

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.
     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2010.
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

Current							Non-Equity
Officers							Incentive	Nonqualified
Name &						Option	Plan	Deferred	All Other
Principal		Salary		Bonus	Stock	Awards	Compensation	Compensation	Compensation		Total
Position	Year	($)		($)	($)	($)	($)	Earnings ($)	($)		($)
John Salerno	2010	225,000		25,000	0	0	0	0	9,835	(1)	259,835
CEO, President,	2009	77,885	(2)	0	0	0	0	0	8,739	(3)	86,624
Chairman & Director
Elisa Luqman	2010	200,000		25,000	0	0	0	0	11,068	(4)	211,068
CFO, EVP, General	2009	69,231	(5)	0	0	0	0	0	0		69,231
Counsel, & Director

(1)	Includes $5,766 in health insurance premiums and $4,069 in life insurance premiums.
(2)	Does not include $200,000 in deferred compensation that was earned prior to December 31, 2006, and paid during 2009.

(3)	Includes $5,766 in health insurance premiums and $4,069 in life insurance premiums.
(4)	Includes $11,068 in health and dental insurance premiums.
(5)	Does not include $150,000 in deferred compensation that was earned prior to December 31, 2006, and paid during 2009.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information known to us, as of March 31, 2011, relating to the beneficial ownership of shares of common stock by: (i) each person who is known by us to be the beneficial owner of more than 5% of the Company’s outstanding common stock; (ii) each director; (iii) each executive officer; and (iv) all executive officers and directors as a group. Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) or securities that can be acquired by him within 60 days, including upon the exercise of options, warrants or convertible securities. The Company determines a beneficial owner’s percentage ownership by assuming that options, warrants and convertible securities that are held by the beneficial owner and which are exercisable within 60 days, have been exercised or converted. The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of iGambit, Inc., 1600 Calebs Path Extension, Suite 114, Hauppauge, New York, 11788. The percentages in the following table are based upon 23,954,056 shares outstanding as of March 31, 2011.

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
     The following table shows what Michael F. Albanese, CPA billed for the audit and other services for the years ended December 31, 2010 and December 31, 2009.

	Year Ended	Year Ended
	12/31/ 2010	12/31/2009
Audit Fees	$33,560	$14,000
Audit-Related Fees	---	---
Tax Fees	---	—
All Other Fees	---	—

Total	$33,560	$14,000
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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
PART IV
(a) Financial Statements
(b) Exhibits

Exhibit No.	Description
2.1	Asset Purchase Agreement between the Company and Digi-Data Corporation, dated December 21, 2005 (1)(4)
2.2	Asset Purchase Agreement and Plan of Reorganization between Jekyll Island Ventures Inc. and Gotham Innovation Lab Inc., dated September 30, 2009 (1)(4)
3.1 (i)	Certificate of Incorporation, filed with the Delaware Secretary of State on April 13, 2000 (1)
3.1(ii)	Certificate of Merger, filed with the Delaware Secretary of State on April 18, 2000 (1)
3.1(iii)	Certificate of Amendment Changing Name, filed with the Delaware Secretary of State on December 19, 2000 (1)
3.1(iv)	Certificate of Merger filed with the Delaware Secretary of State on February 17, 2006 (1)
3.1 (v)	Certificate of Amendment Changing Name filed with the Delaware Secretary of State on April 5, 2006 (1)
3.1(vi)	Certificate of Amendment Increasing Authorized Common Stock to 75 Million Shares, filed with the Delaware Secretary of State on December 2, 2009 (1)
3.2	Bylaws (1)
4.1	Form of Stock Certificate (2)
4.2	Common Stock Purchase Warrant issued to Douglas Aquililla
4.3	Common Stock Purchase Warrant issued to Roetzel & Andress (3)
10.1	iGambit, Inc. 2006 Long Term Incentive Plan, Amended 12/31/2006 (1)
10.2	Douglas Aquililla Consulting Agreement
10.3	Employment Agreement between Digi-Data Corporation and Mr. Salerno (2)
10.4	Employment Agreement between Digi-Data Corporation and Mrs. Luqman (2)
10.5	Agreement between the Company and Digi-Data Corporation regarding the payment of consulting fees to Mr. Dempster (2)
14	Code of Ethics (5)
21	Subsidiaries (1)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hauppauge, New York, on March 31, 2011.

iGAMBIT, INC.
March 31, 2011	By:	/s/ John Salerno
John Salerno, Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated:

Signature	Title	Date

/s/ John Salerno John Salerno	Chief Executive Officer and Director	March 31, 2011
/s/ Elisa Luqman Elisa Luqman	Chief Financial Officer, Executive Vice President, General Counsel, Principal Accounting Officer and Director	March 31, 2011
/s/ James J. Charles James J. Charles	Director	March 31, 2011
/s/ George G. Dempster George G. Dempster	Director	March 31, 2011
/s/ John Waters John Waters	Director	March 31, 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

 To the Board of Directors and Shareholders of:
 iGambit Inc.

I have audited the accompanying consolidated balance sheets of iGambit Inc. as of December 31, 2010 and December 31, 2009 and the related statements of income, changes in stockholders’ equity, and cash flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these consolidated financial statements based on my audits.

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

 In my opinion, the consolidated financial statements referred to above present fairly, in all  material respects, the financial position of iGambit Inc. as of December 31, 2010 and December 31, 2009, and the results of its operations and cash flows for the years  then ended in conformity with accounting principles generally accepted in the United States  of America.

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

 ___________________________

/s/ Michael F. Albanese
___________________________
 Michael F. Albanese, CPA
 Parsippany, NJ

March 31, 2011

F1

IGAMBIT INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2010	2009
		Restated

ASSETS

Current assets
Cash	$465,549	$857,074
Accounts receivable	124,651	56,743
Prepaid expenses	326,245	8,838
Notes receivable	472,000	--
Notes receivable - stockholder	17,000	17,000
Assets from discontinued operations	812,730	715,573

Total current assets	2,218,175	1,655,228

Property and equipment, net	5,087	895

Other assets
Goodwill	111,026	111,026
Deposits	2,500	2,500
Assets from discontinued operations	--	150,985

Total other assets	113,526	264,511

	$2,336,788	$1,920,634

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$326,227	$96,928
Note payable - related party	25,390	--
Loans payable - stockholders	--	2,504

Total current liabilities	351,617	99,432

Stockholders' equity
Common stock, $.001 par value; authorized - 75,000,000 shares;
issued and outstanding - 23,954,056 shares, respectively	23,954	23,954
Additional paid-in capital	2,402,275	2,396,443
Accumulated deficit	(441,058)	(599,195)

Total stockholders' equity	1,985,171	1,821,202

	$2,336,788	$1,920,634

F2

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF INCOME
YEARS ENDED DECEMBER 31,

	2010	2009
		Restated

Sales	$874,774	$173,011

Cost of sales	391,586	47,458

Gross profit	483,188	125,553

Operating expenses
General and administrative expenses	1,829,401	809,542

Loss from operations	(1,346,213)	(683,989)

Other income
Interest income	8,272	3,908

Loss from continuing operations before income tax benefit	(1,337,941)	(680,081)

Income tax benefit	(498,775)	(238,334)

Loss from continuing operations	(839,166)	(441,747)

Income from discontinued operations (net of taxes of $651,132
and $683,602, and reserve for bad debts of $250,000 in 2010)	997,303	1,047,035

Net income	$158,137	$605,288

Basic and fully diluted earnings (loss) per common share:
Continuing operations	$(.03)	$(.02)
Discontinued operations, net of tax	$.04	$.05
Net earnings per common share	$.01	$.03

Weighted average common shares outstanding	23,954,056	23,009,029

F3

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2010 AND 2009

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balances, December 31, 2008	22,719,056	$22,719	$2,135,648	$(1,204,483)	$953,884

Compensation for vested stock options	--	--	67,500	--	67,500

Compensation for vested warrants	--	--	2,030	--	2,030

Common stock issued in consideration
of cashless exercise of options,
valued at $.01 per share	735,000	735	6,765	--	7,500

Assets of acquired business	--	--	73,974	--	73,974

Common stock issued in business
acquisition	500,000	500	49,500	--	50,000

Stock options granted for acquired
business resulting in goodwill			61,026		61,026

Net income				605,288	605,288

Balances, December 31, 2009 (Restated)	23,954,056	23,954	2,396,443	(599,195)	1,821,202

Compensation for vested stock options	--	--	5,832	--	5,832

Net income				158,137	158,137

Balances, December 31, 2010	23,954,056	$23,954	$2,402,275	$(441,058)	$1,985,171

F4

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,

	2010	2009
		Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$158,137	$605,288
Adjustments to reconcile net income to net
cash used by operating activities
Income from discontinued operations	(1,148,553)	(1,047,035)
Reserve for bad debts from discontinued operations	250,000	--
Depreciation	1,496	596
Stock-based compensation expense	5,832	69,530
Cashless exercises of stock options	--	7,500
Write off of fixed assets	--	2,993
Increase (Decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable	(67,908)	10,215
Prepaid expenses	(317,407)	(4,815)
Accounts payable	229,299	92,174

Net cash used by continuing operating activities	(889,104)	(263,554)
Net cash used by discontinued operating activities	(748,041)	(718,315)

NET CASH USED BY OPERATING ACTIVITIES	(1,637,145)	(981,869)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(5,688)	--
Increase in notes receivable	(472,000)	--
Increase in deposits	--	(2,500)
Repayments of loans to stockholders	--	198,281

Net cash provided (used) by continuing investing activities	(477,688)	195,781
Net cash provided by discontinued investing activities	1,700,422	1,459,757

NET CASH PROVIDED BY INVESTING ACTIVITIES	1,222,734	1,655,538

CASH FLOWS FROM FINANCING ACTIVITIES:
Loans from shareholders	--	2,504
Repayment of loans from shareholders	(2,504)	--
Increase in loans payable to related party	25,390	--

Net cash provided by continuing financing activities	22,886	2,504
Net cash used by discontinued financing activities	--	(141,538)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES	22,886	(139,034)

NET (DECREASE) INCREASE IN CASH	(391,525)	534,635

CASH - BEGINNING OF YEAR	857,074	322,439

CASH - END OF YEAR	$465,549	$857,074

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$1,767	$1,189
Income taxes	389,357	4,698

Non-cash investing and financing activities:
Common stock issued in business acquisition resulting in goodwill	$--	$50,000
Stock options granted in business acquisition resulting in goodwill	--	61,026
Assets of acquired business	--	73,974

F5

IGAMBIT INC.
Notes to Consolidated Financial Statements
Years Ended December 31, 2010 and 2009
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

F6

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

The assets of the discontinued operations are presented in the balance sheets under the captions “Assets of discontinued operations”.  The underlying assets of the discontinued operations for the years ended December 31 are as follows:
	2010	2009

ASSETS
Current:
Accounts receivable	$1,062,730	$713,732
Deferred income taxes	--	--
Noncurrent:
Restricted cash	--	150,985
Deferred income taxes	--	--
Assets of discontinued operations	$864,717	$864,717

Accounts Receivable

Accounts receivable includes 50% of contingency payments earned for the previous quarter.  Reserve for bad debts of $250,000 was charged to operations for the year ended December 31, 2010.

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

Accounts Receivable

The Company analyzes the collectability of accounts receivable each accounting period and adjusts its allowance for doubtful accounts accordingly.  A considerable amount of judgment is required in assessing the realization of accounts receivables, including the current creditworthiness of each customer, current and historical collection history and the related aging of past due balances.  The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment.  Bad debt expense of $6,803 and $65,000 was charged to operations for the years ended December 31, 2010 and 2009, respectively.
F7

Prepaid Expenses

Prepaid expenses consist of the following:

	December 31,
	2010	2009

Prepaid federal income taxes	$249,558	$0
Prepaid state income taxes	72,264	0
Prepaid insurance	4,423	815
Prepaid expenses – other	0	8,023
	$326,245	$8,838

Property and equipment and depreciation

Property and equipment are stated at cost.  Depreciation for both financial reporting and income tax purposes is computed using combinations of the straight line and accelerated methods over the estimated lives of the respective assets. During the year ended December 31, 2010, the Company purchased computer equipment totaling $5,688. Computer equipment is depreciated over 5 years.  Maintenance and repairs are charged to expense when incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

Depreciation expense of $1,496 and $596 was charged to operations for the years ended December 31, 2010 and 2009, respectively.

Goodwill

Goodwill represents the fair market value of the common shares issued and common stock options granted by the Company for the acquisition of Jekyll by the Company’s subsidiary, Gotham.  In accordance with ASC Topic No. 350 “Intangibles – Goodwill and Other”), the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test, and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the assets carrying amount, an impairment loss is charged to expense in the period identified. A lack of projected future operating results from Gotham’s operations may cause impairment.  The Company has performed an impairment study and has determined that there is no indication that present and future cash flows are not expected to be sufficient to recover the carrying amount of goodwill.  Based on the Company's evaluation of goodwill, no impairment was recorded during the year ended December 31, 2010.

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

F8

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

	Years Ended December 31,
	2010	2009
Stock options	2,468,900	1,796,900
Aver Common stock warrants	3,085,000	3,085,000

Basic Total shares excluded from calculation	5,553,900	4,881,900

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

In 2006, the Company adopted the 2006 Long-Term Incentive Plan (the "2006 Plan").   Awards granted under the 2006 plan have a ten-year term and may be incentive stock options, non-qualified stock options or warrants. The awards are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a three or four year period. Effective January 1, 2006, we recognized compensation expense ratably over the vesting period, net of estimated forfeitures. As of December 31, 2010, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 plan. Stock-based compensation of $5,832 for vested options was charged to operations for the year ended December 31, 2010.
The 2006 Plan provides for the granting of options to purchase up to 5,510,000 shares of common stock.  5,213,100 options have been exercised to date.  There are 2,468,900 options outstanding under the 2006 Plan.

Warrant activity during the year ended December 31, 2010 follows:

				Weighted
				Average
			Weighted	Remaining
		Average	Average	Contractual
	Warrants	Exercise Price	Grant-Date Fair Value	Life (Years)
Warrants outstanding at January 1, 2010	3,085,000	$0.83	$0.10
No warrant activity	--	--	--
Warrants outstanding at December 31, 2010	3,085,000	$0.83	$0.10	2.40

Stock Option Plan activity during the year ended December 31, 2010 follows:

				Weighted
				Average
			Weighted	Remaining
		Average	Average	Contractual
	Options	Exercise Price	Grant-Date Fair Value	Life (Years)
Options outstanding at January 1, 2010	1,796,000	$0.01	$0.10
Granted during 2010	672,000	0.10	0.10
Options outstanding at December 31, 2010	2,468,900	$0.03	$0.10	6.85

F9

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

	Years ended December 31,
	2010	2009
Weighted average risk-free rate	1.89%	4.87%
Average expected life in years	4.8	6.6
Expected dividends	None	None
Volatility	36%	20%
Forfeiture rate	0%	0%

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

Note 8 - Income Taxes

The tax provision at December 31 consists of the following:

	2010	2009

From operations:
Continuing operations:
Current tax expense (benefit):
Federal	$(454,900)	$(238,841)
State and local	(200,476)	507
	(655,376)	(238,334)
Deferred tax expense (benefit)	--	--
Total from continuing operations	(655,376)	(238,334)
Discontinued operations:
Current tax expense (benefit)
Federal	560,468	42,640
State and local	247,265	24,313
	807,733	66,953

Deferred tax expense (benefit):
Federal	--	497,319
State and local	--	119,330
	--	616,649

Total from discontinued operations	807,733	683,602

Total	$152,357	$445,268

A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

	Years Ended
	December 31,
	2010	2009

Statutory tax rate	34.0%	34.0%
Effect of:
State income taxes, net of
federal income tax benefit	19.8%	5.5%
Tax effect of expenses that are not
deductible for income purposes	(4.8)%	(4.5)%
Effective tax rate	49.0%	35.0%

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

In accordance with ASC Topic No. 740, Income Taxes, a valuation allowance is established based on the future recoverability of deferred tax assets.  This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, the Company’s most recent results of operations and expected future profitability.  Management has determined that no valuation allowance related to deferred tax assets is necessary at December 31, 2010 and 2009.

F10

Note 9 - Retirement Plan

Gotham has adopted the Gotham Innovation Lab, Inc. SIMPLE IRA Plan, which covers substantially all employees. Participating employees may elect to contribute, on a tax-deferred basis, a portion of their compensation in accordance with Section 408 (a) of the Internal Revenue Code. The Company matches up to 3% of employee contributions.  The Company's contributions to the plan for the years ended December 31, 2010 and 2009 were $13,475 and $0, respectively.

Note 10 – Significant Customers

Sales of Gotham to four customers amounted to approximately 58% of Gotham’s total sales for the year ended December 31, 2010 at 18%, 15%, 14%, and 11%, respectively.

Note 11 – Risks and Uncertainties

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

Note 12 - Related Party Transactions

Notes Receivable - Stockholders

The Company provided loans to a stockholder totaling $17,000 at December 31, 2010 and 2009.  The loans bear interest at a rate of 6% and are due on December 31, 2010.

Accrued interest on the note was $1,020 for each of the years ended December 31, 2010 and 2009.

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

Loans Payable - Stockholders

Two stockholders of the Company who are also former stockholders of Jekyll provided advances to Gotham for expenses totaling $2,504 at December 31, 2009.  The loans from the stockholders were repaid without interest during the year ended December 31, 2010.

Note Payable – Related Party

Gotham provided loans to an entity that is controlled by the officers of Gotham totaling $25,390 at December 31, 2010.  The note bears interest at a rate of 5.5% and is due on July 1, 2011.

Interest expense of $763 was charged to operations for the year ended December 31, 2010.

Lease Commitment

iGambit Inc. entered into an operating lease for office space for a term of 12 months effective June 1, 2010.  Monthly rent under the lease is $2,600.

Gotham has an operating lease for office space renewable annually on October 16 at a monthly rent of $5,500.

Rent expense of $97,200 was charged to operations for the year ended December 31, 2010.

Note 13 – Commitments and Contingencies

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

Note 14 – Recent Accounting Pronouncements

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

F11

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

Note 15 – Potential Acquisition

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
F12

In connection with the letter of intent, the Company provided various loans to Allied totaling $472,000 at December 31, 2010, for which promissory notes were issued.  The notes are personally guaranteed by the officers of Allied, bear interest at a rate of 6% and are due in one year.

Accrued interest on the notes was $6,694 for the year ended December 31, 2010.

F-

F13

Exhibit 4.2
IGAMBIT, INC.
Common Stock Purchase Warrant

Warrant Holder:	Douglas K. Aquililla

Date of Issuance:	December 12, 2010

Number of shares of Common Stock to be issued upon exercise in full: 2,000,000

THIS WARRANT AND ANY SHARES ACQUIRED UPON THE EXERCISE OF THIS WARRANT HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE “ACT”), AND MAY NOT BE SOLD, PLEDGED, HYPOTHECATED, DONATED OR OTHERWISE TRANSFERRED EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT FILED UNDER THE ACT OR PURSUANT TO AN EXEMPTION FROM REGISTRATION UNDER THE ACT IN COMPLIANCE WITH STATE SECURITIES LAWS AS EVIDENCED BY AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED

     FOR VALUE RECEIVED, iGambit, Inc., a Delaware corporation (the “Company”) hereby agrees to sell upon the terms and on the conditions hereinafter set forth, at any time commencing on the date hereof but no later than 5:00 p.m., Eastern Time, on the 7th anniversary date of this warrant (the “Expiration Date”) to Douglas K. Aquililla or registered assigns (the “Holder”), under the terms as hereinafter set forth, Two Million (2,000,000) fully paid and non-assessable shares of the Company’s Common Stock (the “Warrant Shares”) pursuant to this warrant (this “Warrant”). The term “Common Stock” shall mean, when used herein, unless the context otherwise requires, the stock and other securities and property at the time receivable upon the exercise of this Warrant.

1) EXERCISE OF WARRANT
     a) Exercise Price and Vesting. The Holder may exercise this Warrant as follows: (i) for up to 500,000 Warrant Shares at any time at a purchase price per Warrant Share of $0.50 (an “Exercise Price”); (ii) for up to an additional 500,000 Warrant Shares at any time after the 1st anniversary of the date hereof at a purchase price per Warrant Share of $0.65 (an “Exercise Price”); (iii) for up to an additional 500,000 Warrant Shares at any time after the 2nd anniversary of the date hereof at a purchase price per Warrant Share of $0.85 (on “Exercise Price”); and (iv) for up to an additional 500,000 Warrant Shares at any time after the 3rd anniversary of the date hereof at a purchase price per Warrant Share of $1.15 (an “Exercise Price”). The number of Warrant Shares to be so issued and the Exercise Prices are subject to adjustment in certain events to prevent dilution as set forth in Section 5 herein.

     b) Procedure for Exercise. The Holder may exercise all or any part of this Warrant by surrendering to the Company this Warrant and the Notice of Exercise (form attached hereto) having then been duly executed by the Holder, accompanied by cash or certified check, for the number of Warrant Shares specified below prior to 5:00 p.m., Eastern Time, on the Expiration Date. If exercised in part, the Company may deliver to the Holder a new Warrant, identical in form, in the name of the Holder, evidencing the right to purchase the number of shares of Warrant Shares as to which this Warrant has not been exercised, which new Warrant shall be signed by the Chairman, Chief Executive Officer or President of the Company. The term Warrant as used herein shall include any subsequent Warrant issued as provided herein.

     c) Cashless Exercise. Notwithstanding anything contained herein to the contrary, if at any time there is not a current, valid and effective registration statement covering the Warrant Shares that are the subject of the Notice of Exercise, the Holder may, in its sole discretion, exercise this Warrant in whole or in part and, in lieu of making the cash payment otherwise contemplated to be made to the Company upon such exercise, elect instead to receive upon such exercise the “Net Number” of Warrant Shares determined according to the following formula (a “Cashless Exercise”):

Net Number =	(B-C) x A
B

  For purposes of the foregoing formula:

A =	the total number of shares with respect to which this Warrant is then being exercised.

B =	the Fair Market Value of a share of the Company’s Common Stock as of the date of exercise.

C =	the Exercise Price then in effect for the applicable Warrant Shares at the time of such exercise.

     Fair Market Value. Fair Market Value of a share of the Company’s Common Stock as of a particular date (the “Determination Date”) shall mean:

     i) If the Company’s Common Stock is traded on a national stock exchange, then the closing price reported for the business day immediately preceding the Determination Date;

     ii) If the Company’s Common Stock is not traded on a national stock exchange, but is traded in the over-the-counter market, then the average of the closing bid and ask prices for the business day immediately preceding the Determination Date; or

     iii) If the Company’s Common Stock is not publicly traded, then as the Holder and the Company agree, or in the absence of such an agreement, by arbitration in accordance with the rules then standing of the American Arbitration Association, before a single arbitrator to be chosen from a panel of persons qualified by education and training to pass on the matter to be decided.

     d) No Fractional Shares. No fractional shares or scrip representing fractional shares shall be issued upon the exercise of this Warrant. The Company shall either round up said fractional shares to the next whole share or shall pay cash in lieu of fractions with respect to the Warrants based upon the fair market value of such fractional shares of Common Stock as determined by the Company.

     e) Delivery of Certificates. In the event of any exercise of the rights represented by this Warrant, a certificate or certificates for the Warrant Shares so purchased, registered in the name of the Holder, shall be delivered to the Holder within a reasonable time after such rights shall have been so exercised. The person or entity in whose name any certificate for the Warrant Shares is issued upon exercise of the rights represented by this Warrant shall for all purposes be deemed to have become the holder of record of such shares immediately prior to the close of business on the date on which the Warrant was surrendered and payment of the Exercise Price and any applicable taxes was made, irrespective of the date of delivery of such certificate, except that, if the date of such surrender and payment is a date when the stock transfer books of the Company are closed, such person shall be deemed to have become the holder of such shares at the opening of business on the next succeeding date on which the stock transfer books are open.

2) EXCHANGE, TRANSFER OR ASSIGNMENT OF WARRANT

     Subject to Section 3, this Warrant is exchangeable, without expense, at the option of the Holder, upon presentation and surrender hereof to the Company or at the office of its stock transfer agent, if any, for other Warrants of different denominations, entitling the Holder or Holders thereof to purchase in the aggregate the same number of shares of Common Stock purchasable hereunder. Upon surrender of this Warrant to the Company or at the office of its stock transfer agent, if any, with the Assignment Form annexed hereto duly executed and funds sufficient to pay any transfer tax, the Company shall, without charge, execute and deliver a new Warrant in the name of the assignee named in such instrument of assignment and this Warrant shall promptly be canceled. This Warrant may be divided or combined with other Warrants that carry the same rights upon presentation hereof at the office of the Company or at the office of its stock transfer agent, if any, together with a written notice specifying the names and denominations in which new Warrants are to be issued and signed by the Holder hereof.

F14

3) COMPLIANCE WITH SECURITIES LAWS

     a) The Holder hereby acknowledges that this Warrant and any Warrant Shares purchased pursuant hereto are not being registered (i) under the Act on the ground that the issuance of this Warrant is exempt from registration under Section 4(2) of the Act as not involving any public offering or (ii) under any applicable state securities law because the issuance of this Warrant does not involve any public offering; and that the Company’s reliance on the Section 4(2) exemption of the Act and under applicable state securities laws is predicated in part on the representations hereby made to the Company by the Holder that it is acquiring this Warrant and will acquire the Warrant  Shares for investment for its own account, with no present intention of dividing its participation with others or reselling or otherwise distributing the same, subject, nevertheless, to any requirement of law that the disposition of its property shall at all times be within its control.

     b) Except as provided in section 3(c), this Warrant and the certificates representing the Warrant Shares issued upon exercise hereof shall be stamped or imprinted with a legend in substantially the following form:

“THESE SECURITIES HAVE NOT BEEN REGISTERED UNDER THE SECURITIES ACT OF 1933, AS AMENDED (THE “ACT”), AND MAY NOT BE SOLD, PLEDGED, HYPOTHECATED, DONATED OR OTHERWISE TRANSFERRED EXCEPT PURSUANT TO AN EFFECTIVE REGISTRATION STATEMENT FILED UNDER THE ACT OR PURSUANT TO AN EXEMPTION FROM REGISTRATION UNDER THE ACT IN COMPLIANCE WITH STATE SECURITIES LAWS AS EVIDENCED BY AN OPINION OF COUNSEL SATISFACTORY TO THE COMPANY THAT SUCH REGISTRATION IS NOT REQUIRED.”

     In addition, so long as the foregoing legend may remain on any stock certificate delivered to the Holder, the Company may maintain appropriate “stop transfer” orders with respect to such certificates and the shares represented thereby on its books and records and with those to whom it may delegate registrar and transfer functions.

     c) The restrictions imposed by this Section 3 upon the transfer of this Warrant or the Warrant Shares to be purchased upon exercise hereof, shall terminate (i) when such securities shall have been resold pursuant to an effective registration statement under the Securities Act; (ii) upon the Company’s receipt of an opinion of counsel , in form and substance reasonably satisfactory to the Company, addressed to the Company to the effect that such restrictions are no longer required to ensure compliance with the Securities Act or state securities laws; or (iii) upon the Company’s receipt of other evidence reasonably satisfactory to the Company that such registration and qualification under the Securities Act and state securities laws are not required. Whenever such restrictions cease and terminate as to any such securities, the Holder thereof shall be entitled to receive from the Company (or its transfer agent or registrar), without expense, new Warrants (or in the case of Warrant Shares, new certificates) of like tenor not bearing the applicable legend required by Section 3(b) relating to the Securities Act and state securities laws.

4) RESERVATION OF WARRANT SHARES
     The Company hereby agrees that at all times there shall be reserved for issuance upon the exercise of this Warrant such number of shares of its Common Stock as shall be required for issuance upon exercise of this Warrant. The Company further agrees that all shares which may be issued upon the exercise of the rights represented by this Warrant will be duly authorized and will, upon issuance and against payment of the exercise price, be validly issued, fully paid and non-assessable, free from all taxes, liens, charges and preemptive rights with respect to the issuance thereof, other than taxes, if any, in respect of any transfer occurring contemporaneously with such issuance and other than transfer restrictions imposed by federal and state securities laws.

5) ADJUSTMENTS; ANTI-DILUTION
     The number and kind of securities or other property for which the Warrant is exercisable are subject to adjustment in certain events to prevent dilution as follows:

     a) Recapitalization, Reclassification and Succession. If the Company shall do any of the following (each a “Capital Transaction”): (i) effect any recapitalization of the Company or reclassification of its Common Stock; (ii) effect any merger or consolidation of the Company into or with a corporation or other business entity; or (iii) effect the sale or transfer of all or substantially all of the Company’s assets or of any successor corporation’s assets to any other corporation or business entity (any such corporation or other business entity being included within the meaning of the term “successor corporation”) at any time while this Warrant remains outstanding and unexpired, then, as a condition of such Capital Transaction, the Holder of this Warrant shall have the right to receive at the Exercise Price in effect at the time immediately prior to the consummation of such Capital Transaction in lieu of the Common Stock issuable upon such exercise of this Warrant prior to such Capital Transaction, the securities, cash or other property to which such Holder would have been entitled upon consummation of such Capital Transaction if such Holder had exercised the rights represented by this Warrant immediately prior thereto, subject to adjustments (subsequent to each action) as nearly equivalent as possible to the adjustments provided for elsewhere in this Section 5.

     b) Stock Dividends, Distributions, Subdivisions and Combinations. If the Company at any time while this Warrant is outstanding and unexpired shall issue or pay the holders of its Common Stock, or take a record of the holders of its Common Stock for the purpose of entitling them to receive a dividend payable in, or other distribution of Common Stock or subdivide its Common Stock into a larger nwmber of shares of Common Stock, or combine its Common Stock into a smaller number of shares of Common Stock, then (i) the number of Warrant Shares purchasable upon exercise of this Warrant immediately after the occurrence of any such event shall be adjusted to equal the number of shares of Common Stock which a record holder of the same number of shares of Common Stock for which this Warrant is exercisable immediately prior to the occurrence of such event would own or be entitled to receive after the happening of such event; and (ii) the Exercise Price then in effect shall be adjusted to equal (A) the Exercise Price then in effect multiplied by the number of shares of Common Stock for which this Warrant is exercisable immediately prior to the adjustment, divided by (B) the number of shares of Common Stock for which this Warrant is exercisable immediately after such adjustment.

     c) Certain Shares Excluded. The number of shares of Common Stock outstanding at any given time for purposes of the adjustments set forth in this Section 5 shall exclude any shares then directly or indirectly held in the treasury of the Company.

     d) Duration of Adjustment. Following each computation or readjustment as provided in this Section 5, the new adjusted Exercise Price and number of shares of  Warrant Shares purchasable upon exercise of this Warrant shall remain in effect until a further computation or readjustment thereof is required.

     e) Form of Warrant After Adjustment. The form of this Warrant need not be changed because of any adjustments in the Exercise Price or the number and kind of securities purchasable upon exercise of this Warrant.

     f) Notice of Adjustment. Whenever any adjustment shall be made pursuant to Section 5 hereof, the Company shall promptly (i) cause its Chairman, Chief Executive Officer or President to prepare and execute a certificate setting forth in reasonable detail the event requiring the adjustment, the amount of the adjustment, the method by which such adjustment was calculated and the Exercise Price and number of shares of Warrant Shares purchasable upon exercise of this Warrant after giving effect to such adjustment; and (ii) cause copies of such certificate to be delivered to the Holder promptly after each adjustment.

6) LOSS, THEFT, DESTRUCTION OR MUTILATION
     Upon receipt by the Company of evidence satisfactory to it, in the exercise of its reasonable discretion, of the ownership and the loss, theft, destruction or mutilation of this Warrant and, in the case of loss, theft or destruction, of indemnity reasonably satisfactory to the Company and, in the case of mutilation, upon surrender and cancellation thereof, the Company will execute and deliver in lieu thereof, without expense to the Holder, a new Warrant of like tenor dated the date hereof.

7) HOLDER NOT A STOCKHOLDER OF THE COMPANY
     The Holder of this Warrant, as such, shall not be entitled by reason of this Warrant to any rights whatsoever as a stockholder of the Company, including but not limited to voting rights until such time as the Warrant is exercised for Warrant Shares.

8) MISCELLANEOUS
     a) Notices. All notices and other communications required or permitted hereunder shall be in writing and shall be deemed to have been duly given one business day after delivery to a reputable overnight carrier or six business days after delivery to the U.S. Postal Service, if sent by first class mail, certified or registered mail with postage prepaid or by telecopy with a copy following by hand or by overnight carrier or mailed, certified or registered mail with postage prepaid:

F15

If to the Company:	iGambit, Inc. 1600 Calebs Path Extension, Suite 114 Hauppauge, New York 11788

If to Holder:	Douglas K. Aquililla 11807 Greystone Drive Boca Raton, Florida 33428
Attn: Douglas K. Aguililla

or to such other person or address as any party shall furnish to the other parties in writing

     b) Successors and Assigns. This Warrant shall be binding upon and inure to the benefit of the parties and their respective successors and assigns. The Holder may assign some or all of its rights hereunder in connection with transfer of all or part of this Warrant, subject to compliance with the securities laws, without the consent of the Company, in which event such assignee shall be deemed to be a Holder hereunder with respect to such assigned rights.

     c) Severability. Whenever possible, each provision of this Warrant shall be interpreted in such a manner as to be effective and valid under applicable law, but if any provision of this Warrant shall be prohibited by or invalid under applicable law, such provisions shall be ineffective to the extent of such prohibition or invalidity, without invalidating the remainder of such provision or the remaining provisions of this Warrant.

     d) Headings and Captions. The headings and captions contained in this Warrant are set forth for the purpose of convenience only and shall be given no effect in the construction or interpretation of this Warrant.

     e) Governing Law; Jurisdiction; Venue. The validity, interpretation, and performance of this Warrant shall be governed in all respects by the laws of the State of Florida, without giving effect to conflicts of law principles that would result in the application of the substantive laws of another jurisdiction. The parties hereby consent to the jurisdiction of the federal and state courts located in the Southern District of Florida with respect to any actions brought concerning this Warrant. Venue for any such actions or arbitrations shall be in any of such courts in Broward, County, Florida and the parties hereto hereby waive any objection to such venue on the grounds of inconvenient forum.

     f) Signature Delivery. The parties agree that signatures delivered by facsimile or “pdf” shall be binding and shall have the same force and effect as original signatures.

     g) Changes to be in Writing. No waiver, change, amendment or discharge of any term or condition hereof or any consent on the part of any party hereto shall be of any force or effect unless made in writing and signed by the party to be bound thereby.

     IN WITNESS WHEREOF, the Company has duly caused this Warrant to be signed on its behalf, in its corporate name and by a duly authorized officer, as of December 12, 2010.

IGAMBIT, INC.
Signature:	/s/ John Salemo
	Print Name:	John Salerno
	Title:	Chief Executive Officer

F16

FORM OF NOTICE OF EXERCISE

(To be executed by the Holder to exercise the right to purchase shares of Common Stock)

To: IGAMBIT, INC.

     The undersigned is the Holder of a Warrant issued by iGambit, Inc., a Delaware corporation (the “Company”). The Warrant is currently exercisable to purchase a total of                                      Warrant Shares. The undersigned Holder hereby irrevocably exercises its right to purchase
Warrant Shares pursuant to the Warrant. The Holder (check applicable box):

                 has included the sum of $                                     payable to the Company in accordance with the terms of the Warrant; or

                elects a Cashless Exercise.

     Pursuant to this exercise, certificates for such shares of Common Stock, issued in the name of the following, shall be delivered to the following:

Name:

Address:

SSN or EIN:

     Following this exercise, the Warrant shall be exercisable to purchase a total of                                      Warrant Shares. If said number of shares of Common Stock shall not be all the shares evidenced by the within Warrant, the Holder requests that a new warrant certificate for the balance of the shares covered by the within Warrant be registered in the name of, and delivered to:

Name:

Address:

Date: ________________
Signature of Holder

Print Name of Holder

(Signature must conform in all respects to name of Holder as specified on the face of the Warrant)

F17

FORM OF ASSIGNMENT
[To be completed and signed only upon assignment of Warrant]

     FOR VALUE RECEIVED, the undersigned hereby sells, assigns and transfers unto                                                                                         the right represented by the within Warrant to purchase                                                     shares of Common Stock of IGAMBIT, INC. to which the within Warrant relates and appoints                                                     attorney to transfer said right on the books of iGambit, Inc. with full power of substitution in the premises.

     Pursuant to this assignment, the Company is instructed to deliver a new Warrant in the name of:

Name:

Address:

SSN or EIN:

Date: ________________
Signature of Holder

Print Name of Holder

(Signature must conform in all respects to name of Holder as specified on the face of the Warrant)

F18

Exhibit 10.2

BUSINESS ADVISORY AGREEMENT

This Agreement is made and entered into as of this 12th day of December 2010 (the “Effective Date”) between iGambit, Inc. a Delaware corporation with its principal offices at 1600 Calebs Path Ext, Hauppauge, NY 11788  (the “Company”) and Douglas K. Aguililla, an individual who resides in Boca Raton, Fl.(the “Advisor”).

WHEREAS, the Company is seeking certain services and advice regarding the Company’s business and financing activities; and

WHEREAS, the Advisor is willing to furnish certain business and financial related advice and services to the Company on the terms and conditions hereinafter set forth.

NOW, THEREFORE, in consideration of the mutual terms and covenants contained herein, and for other good and valuable consideration, the receipt of which is hereby acknowledged, the parties agree as follows:

1. Purpose.  The Company hereby engages the Advisor on a non-exclusive basis for the term specified in this Agreement to render financial and business advisory consulting advice to the Company as a financial advisor relating to financial and similar matters upon the terms and conditions set forth herein.

2. Representations of the Advisor.  The Advisor represents and warrants to the Company that it is  free to enter into this Agreement and the services to be provided pursuant to this Agreement are not in conflict with any other contractual or other obligation to which the Advisor is bound.  The Company acknowledges that the Advisor is in the securities business and may provide financial and business consulting services and advice of the type contemplated by this Agreement to others, and that nothing contained herein shall be construed to limit or restrict the Advisor in providing such services or advice to others.

3. Duties of the Advisor.  During the term of this Agreement, the Advisor will provide the Company with consulting advice as specified below at the request of the Company, provided that the Advisor shall not be required to undertake duties not reasonably within the scope of the consulting advisory service in which the Advisor is engaged generally.  In the performance of these duties, the Advisor shall provide the Company with the benefits of its best judgment and efforts, and the Advisor cannot and does not guarantee or promise that its efforts will have any impact on the business of the Company or that any subsequent improvement will result from the efforts of the Advisor.  It is understood and acknowledged by the parties that the value of the Advisor’s advice is not measurable in any quantitative manner, and that the amount of time spent rendering such consulting advice shall be determined according to the Advisor’s discretion.  The Advisor’s duties may include, but will not necessarily be limited to, rendering the following services to the Company:

(a) Study and review the business, operations, historical financial performance of the Company (based upon information provided to the Advisor by management) so as to enable the Advisor to provide advice to the Company;

(b) Assist the Company in attempting to formulate the optimum strategy to meet the Company’s working capital and capital resource needs during the term of this Agreement;

(c) Assist the Company in seeking to identify and evaluate potential merger and acquisition candidates for the Company and, in appropriate instances, negotiate on the Company’s behalf;

(d) Assist in the introduction of the Company to institutional or other capital financing sources;

(e) Assist in the formulation of the terms and structure of any reasonable proposed equity or debt financing or business transaction involving the Company;

(f) Advisor, upon request, will seek out and recommend financial events (such as conferences, seminars, etc…) in order for the Company to maximize its awareness to the financial community and

(g) Advisor, upon request, will assist the Company in appropriately positioning itself with the financial community as to its sector and advantages to its peers.

4. Term.  Subject to the termination provisions set forth in paragraph 15 hereof, the term of this Agreement shall be for one (1) year commencing from the date of this Agreement (the “Term”); provided, however, that this Agreement may be renewed or extended upon such terms and conditions as may be mutually agreed upon by the parties hereto.  Advisory Fee.

(a)           As compensation for the services to be rendered by Advisor hereunder, Company agrees to pay to Advisor a $3000 non-refundable retainer due upon the Effective Date and $3000 per month, the first such payment to be due no later than thirty (30) days from the Commencement Date and thereafter, on the same date for each month in which such a payment is due, provider however that this agreement is not cancelled as per Sections 4, and 15.

(b) As additional compensation for the services to be rendered by Advisor hereunder, the Company agrees to issue 500,000 shares of the Company’s restricted common stock (the “Shares”) to Advisor at a purchase price of $.50 per share;

(c) As additional compensation for the services to be rendered by Advisor hereunder the Company also agrees to issue one or more warrants (each, a “Warrant”), substantially in the form attached hereto as Exhibit A (the “Warrant Agreement”), to acquire up to 1,500,000 shares of common stock (the “Warrant Shares”) in three (3) equal tranches of 500,000 shares with exercise prices of $.65 $.80, and $1.15, respectively.  Each Warrant will be exercisable for a period of 7 years following the date of issuance of such Warrant;

(d) The Shares and Warrants and rights provided under Section 5(e) shall be deemed earned as follows: 1/3rd,  on the Effective Date, 1/3rd,  12 months from the Effective Date and 1/3rd,  24 months from the Effective Date provided, however,  that this Agreement has not been terminated and is still in effect at the time each tranch.  If this Agreement is terminated prior to 36 months after the Effective Date the warrants will be pro-rated based upon the number of actual months the Agreement has been in effect.

5. Financing Fee

In the event the Advisor effects, underwrites or introduces a financing by offering or selling any of the securities of the Company, in a private or public debt and/or equity transaction, pursuant to which the Company obtains financing or other consideration, the Advisor shall receive a Financing Fee in addition to the Advisory Fee and any other fee to be received pursuant to this Agreement, which shall be mutually determined between the Company and the Advisor at the time of any such Financing.

F19

6. Transaction Finder’s Fee.

(a) In connection with any transaction (“Transaction”) consummated by the Company during the period ending two years from the termination of this Agreement in which the Advisor during the term of this Agreement introduced the other party (except for any party identified by the Company on a schedule to be provided contemporaneously with the execution of this Agreement) to the Company, the Company will pay to the Advisor a Transaction Fee (“Transaction Fee”) based on the aggregate consideration received or to be paid by the Company in connection with such Transaction, and computed as follows:  (i) 5% of the first million dollars or part thereof; 4% of the next million dollars or part thereof; 3% of the next million dollars or part thereof; 2% of the next million dollars of part thereof and 1% of the balance of the value of the transaction, or (ii) as otherwise mutually agreed to in writing by the parties (the formula can be increased or decreased).  The Transaction Fee will be payable in the same forms and proportions as the aggregate consideration disbursed or received by the Company, unless otherwise mutually agreed to in writing by the parties.

(b) As used herein, the term “aggregate consideration” shall be deemed to be the total amount disbursed or received by the Company (which shall be deemed to include amounts paid into escrow) in connection with a Transaction.

(c) A Transaction Fee is payable in the event of and upon the closing of a Transaction; provided, however, that if the aggregate consideration consists of or may be increased by future payments or contingent payments related to future earnings or operations, the Company, in its discretion, shall have the choice to either (i) pay that portion of the Transaction Fee at closing based on the present value of any future and/or contingent payments calculated as at closing or (ii) pay that portion of the Transaction Fee calculated and paid when and as such future and/or contingent payments are made to the Company; provided further, however, that even if the Company exercises its discretion under clause (ii) above, the entire Transaction Fee due to the Advisor will be paid within twenty-four (24) months of the date this Agreement is terminated, regardless of whether the Company has then received all payments that are to be made to the Company in connection with the Transaction.

7. Use of Name and Advice.  The Company agrees that any reference to Advisor in any release, communication or other material is subject to Advisor’s prior written approval, which may be given or withheld in its sole discretion and which will expire immediately upon Advisor’s resignation or the termination of this Agreement.  No statements made or advice rendered by Advisor in connection with the services performed by Advisor pursuant to this Agreement will be quoted by, nor will any such statements or advice be referred to, in any communication, whether written or oral, prepared, issued or transmitted, directly or indirectly, by the Company without the prior written authorization of Advisor, which may be given or withheld in its sole discretion, except to the extent required by law (in which case the appropriate party shall so advise Advisor in writing prior to such use and shall consult with Advisor with respect to the form and timing of disclosure).

8. Representations and Warranties of the Company.  Set forth on Exhibit C are the representations and warranties of the Company.

9. Covenants of the Company.  The Company covenants and agrees with Advisor that:

(a) During the Term of this Agreement, the Company will deliver to the Advisor:

(i)           as soon as they are available, copies of all reports (financial or other) mailed to shareholders;

(ii)           as soon as they are available, copies of all reports and financial statements furnished to or filed with the Commission, FINRA or any securities exchange;

(iii)           every press release and every material news item or article of interest to the financial community in respect of the Company or its affairs which was prepared and released by or on behalf of the Company; and

(iv) any additional information of a public nature concerning the Company (and any future subsidiaries) or its businesses which the Advisor may reasonably request.

(b) During the Term of this Agreement, the Company will provide to a designated representative of Advisor’s investment banking team, a quarterly current client list and shareholder list, which will be treated at all times as “Confidential Information” as defined in that certain Confidentiality Agreement between the Company and the Advisor.

10. Costs and Expenses.  In addition to the fees payable hereunder, the Company shall reimburse the Advisor, within five (5) business days of its request, for any and all reasonable out-of-pocket expenses incurred in connection with the services performed by the Advisor under this Agreement; provided, however, that any single expense item in excess of $1,000 shall be pre-approved by the Company.

11. Company Information.  The Company recognizes and confirms that, in advising the Company and in fulfilling its engagement hereunder, the Advisor will use and rely on data, material and other information furnished to the Advisor by the Company (the “Company Information”).  The Company acknowledges and agrees that in performing its services under this engagement, the Advisor may rely upon the Company Information without independently verifying the accuracy, completeness or veracity of same.  The parties further acknowledge that the Advisor shall have no responsibility for the accuracy of any statements to be made by Company management contained in press releases or other communications, including, but not limited to, filings with the SEC and FINRA.  In addition, in the performance of its services, the Advisor may look to such others for factual information, economic advice and/or research upon which to base its advice to the Company hereunder as the Advisor shall in good faith deem appropriate.

12. Indemnification.

(a) The Company agrees to indemnify and hold harmless the Advisor, each person who controls the Advisor within the meaning of Section 15 of the Act or Section 20 of the Securities Exchange Act of 1934, as amended, and the Advisor’s officers, directors, employees, accountants, attorneys and agents (the “Advisor’s Indemnitees”) against any and all losses, claims, expenses, damages or liabilities, joint or several, to which they or any of them may become subject (including the costs of any investigation and all reasonable attorneys’ fees and costs) or incurred by them, to the fullest extent lawful, in connection with any pending or threatened litigation, legal claim or proceeding, whether or not resulting in any liability, arising out of or in connection with the services rendered by the Advisor or any transactions in connection with this Agreement; provided, however, that the Indemnitee agreement contained in this Section 12(a) shall not apply to any such losses, claims, related expenses, damages or liabilities arising out of gross negligence, willful misconduct or fraud of the Advisor, or a material breach of the Advisor’s representations and warranties hereunder.

(b) The Advisor agrees to indemnify and hold harmless the Company and its officers, directors, employees, accountants, attorneys and agents (the “Company’s Indemnitees”) against any and all losses, claims, expenses, damages or liabilities, joint or several, to which they or any of them may become subject (including the costs of any investigation and all reasonable attorneys’ fees and costs) or incurred by them, to the fullest extent lawful, in connection with any pending or threatened litigation, legal claim or proceeding, whether or not resulting in any liability, arising out of gross negligence, willful misconduct or fraud of the Advisor; provided, however, that the Indemnitee agreement contained in this Section 12(b) shall not apply to any such losses, claims, related expenses, damages or liabilities arising out of  the gross negligence, willful misconduct or fraud of the Company, or a material breach of the Company’s representations and warranties hereunder.  In addition, Advisor and Advisor’s Indemnitees shall not have any liability to the Company or Company Indemnitees in connection with the services rendered pursuant to the Agreement except for any liability for claims, liabilities, losses or damages finally judicially determined to have resulted solely as a result of the gross negligence or willful misconduct of Advisor or Advisor’s Indemnitees.  In no event shall Advisor or Advisor’s Indemnitees be responsible for any special, indirect, punitive or consequential damages.

F20

(c) Each Advisor’s Indemnitee or Company's Indemnitee, as the case may be (an “Indemnified Person”), shall give prompt written notice to the Company or the Advisor, as appropriate (the “Indemnifying Party”), after the receipt by such Indemnified Person of any written notice of the commencement of any action, suit or proceeding for which such Indemnified Person will claim indemnification or contribution pursuant to this Agreement.  The Indemnifying Party shall have the right, exercisable by giving written notice to an Indemnified Person within twenty (20) business days after the receipt of written notice from such Indemnified Person of such commencement, to assume, at its expense, the defense of any such action, suit or proceeding; provided, however, that an Indemnified Person shall have the right to employ counsel in any such action, suit or proceeding, and to participate in the defense thereof, but the fees and expenses of such counsel shall be at the expense of such Indemnified Person unless: (i) the Indemnifying Party fails to assume the defense of such action, suit or proceeding or fails to employ separate counsel reasonably satisfactory to such Indemnified Person in any such action, suit or proceeding; or (ii) the Indemnifying Party and such Indemnified Person shall have been advised by counsel that there may be one or more defenses available to such Indemnified Person which are in conflict with, different from or additional to those available to the Indemnifying Party, or another Indemnified Person, as the case may be (in which case, if such Indemnified Person notifies the Indemnifying Party in writing that it elects to employ separate counsel at the expense of the Indemnifying Party, the Indemnifying Party shall not have the right to assume the defense of such action, suit or proceeding on behalf of such Indemnified Person); it being understood, however, that the Indemnifying Party shall not, in connection with any one such action or proceeding of separate but substantially similar or related actions or proceedings arising out of the same general allegations or circumstances, be liable for the fees and expenses of more than one separate firm of attorneys (together with appropriate local counsel) at any time acting for each Indemnified Person in any one jurisdiction.  The Indemnifying Party shall not settle or compromise or consent to the entry of any judgment in or otherwise seek to terminate any pending or threatened action, claim, suit or proceeding in which any Indemnified Person is a party and as to which indemnification or contribution has been sought by such Indemnified Person hereunder, unless such Indemnified Person has given its prior written consent or the settlement, compromise, consent or termination includes an express unconditional release of such Indemnified Person, satisfactory in form and substance to such Indemnified Person, from all losses, claims, damages or liabilities arising out of such action, claim, suit or proceeding.

(d) If for any reason the Indemnitee provided for in this Section 12 is unavailable to an Indemnified Person or insufficient to hold an Indemnified Person harmless, then the Indemnifying Party, to the fullest extent permitted by law, shall contribute to the amount paid or payable by such Indemnified Person as a result of such claims, liabilities, losses, damages or expenses in such proportion as its appropriate to reflect (i) the relative benefits received by the Company on one hand and by the Advisor on the other, from the transaction or proposed transaction under this Agreement and (ii) the relative fault of the Company and the Advisor, as well as any relevant equitable considerations.  The relative fault of the Company on the one hand and the Advisor on the other shall be determined by reference to, among other things, whether any untrue or alleged untrue statement of a material fact or the omission or alleged omission to state a material fact relates to information supplied by the Company or by the Advisor.  The Indemnitee, contribution and expense reimbursement obligations set forth herein (i) shall be in addition to any liability an Indemnifying Party may have to any Indemnified Person at common law of otherwise, (ii) shall survive the termination of this Agreement, (iii) shall apply to any modification of this Agreement and shall remain in full force and effect following the completion or termination of the Agreement, (iv) shall remain operative and in full force and effect regardless of any investigation made by or on behalf of the Advisor or any other Indemnified Person, and (v) shall be binding on any successor or assign of the Company or the Advisor and the respective successors or assigns to all or substantially all of the Company's or the Advisor's business and assets.

(e) In the performance of its services, the Advisor shall be obligated to act only in good faith, and shall not be liable to the Company for errors in judgment that are not the result of gross negligence or willful misconduct.

13. Use of Advice by the Company.  The Company acknowledges that all opinions and advice (written or oral) given by the Advisor to the Company in connection with the engagement of the Advisor are intended solely for the benefit and use of the Company in considering the matters to which they relate, and the Company agrees that no person or entity other than the Company and its Board of Directors shall be entitled to make, use or rely upon the advice of the Advisor to be given hereunder, and no such opinion or advice shall be used for any other purpose, or reproduced, disseminated, quoted or referred to at any time, in any manner or for any purpose, not may the Company make any public references to the Advisor, or use the Advisor’s name in any reports or releases of the Company without the Advisor’s prior written consent.

The Company acknowledges that the Advisor makes no representations or commitment whatsoever as to making a market in the Company’s securities or recommending or advising its clients, or any other persons, to purchase the Company’s securities.  Research reports or corporate business reports that may be prepared by the Advisor will, when and if prepared, be done solely on the merits and the judgment and analysis of the Advisor or any of its senior personnel.

14. The Advisor as an Independent Contractor.  The Advisor shall perform its services hereunder as an independent contractor and not as an employee of the Company or an affiliate thereof.  It is expressly understood and agreed to by the parties hereto that the Advisor shall have no authority to act for, represent or bind the Company or any affiliate thereof, in any manner, except as may be agreed to expressly by the Company in writing from time to time.

15. Termination.  This Agreement may be terminated by either party upon thirty (30) days written notice; provided, however, that all compensation (including any amounts to become due on account of a Financing Fee or Transaction Fee) due or to become due after the effective date of such termination shall be unaffected by such termination.

16. Representations, Warranties and Agreements to Survive.  The respective indemnities, agreements, representations, warranties and other statements of the Company and the Advisor set forth in or made pursuant to this Agreement will remain in full force and effect, regardless of any investigation made by or on behalf of the Advisor, the Company, or any of their respective officers or directors.

17. Notices.  All communications hereunder will be in writing and, except as otherwise expressly provided herein, sent by overnight mail, to the Company at:  IGambit, Inc. 1600 Calebs Path Ext, Hauppauge, NY 11788 Attn: John Salerno and to the Advisor at: 11807 Greystone Drive, Boca Raton, FL 33428, Attn:  Douglas K. Aguililla

18. Parties in Interest.  This Agreement is made solely for the benefit of the Advisor and the Company, and their respective controlling persons, directors and officers, and their respective successors, assigns, executors and administrators.  No other person shall acquire or have any right under or by virtue of this Agreement.

19. Headings.  The section headings in this Agreement have been inserted as a matter of convenience of reference and are not a part of this Agreement.

20. Applicable Law; Venue and Jurisdiction.  This Agreement shall be governed by and construed in accordance with the laws of the State of New York, without giving effect to conflict of law principles.  Any action arising out of this agreement shall be brought exclusively in a court of competent jurisdiction located in Suffolk County, NY, and the parties hereby irrevocably submit to the personal jurisdiction of such courts, and waive any objection they now or hereafter may have to the laying of venue in such courts.

21. Integration.  This Agreement constitutes the entire agreement and understanding of the parties hereto, and supersedes any and all previous agreements and understandings, whether oral or written, between the parties with respect to the matters set forth herein.  No provision of this Agreement may be amended, modified or waived, except in a writing signed by all of the parties hereto.

22. Counterparts.  This Agreement may be executed in any number of counterparts, each of which together shall constitute one and the same instrument.

23. Authority.  This Agreement has been duly authorized, executed and delivered by and on behalf of the Company and the Advisor.

IN WITNESS WHEREOF, the parties hereto have caused this Agreement to be duly executed, as of the day and year first above written.

THE COMPANY                                                                           THE ADVISOR

iGambit, Inc.                                                                           Douglas K. Aguililla
By: __________________________                                                                           By:___________________________
John Salerno	Douglas K. Aguililla
Chairman, CEO

F21

DISCLOSURE SCHEDULE

F22

EXHIBIT C

REPRESENTATIONS AND WARRANTIES OF THE COMPANY
The Company represents and warrants to the Advisor as follows:

(a)      The Company has been duly incorporated and is validly existing as a corporation in good standing under the laws of the state of its incorporation, with full corporate power and authority to own its properties and conduct its business and is duly qualified to do business as a foreign corporation in good standing in all other jurisdictions in which the nature of its business or the character or location of its properties requires such qualification, except where the failure to so qualify would not have a material adverse effect on the business, properties or operations of the Company and its subsidiaries as a whole.

(b) The Company has full legal right, power and authority to enter into this Agreement, and to consummate the transactions provided for herein, and this Agreement, when executed by the Company, will constitute a valid and binding agreement, enforceable in accordance with its terms (except as the enforceability thereof may be limited by bankruptcy or other similar laws affecting the rights of creditors generally or by general equitable principles and except as the enforcement of indemnification provisions may be limited by federal or state securities laws).

(c) Except as disclosed in the Company’s public filings or on the Disclosure Schedule attached hereto (“Disclosure Schedule”), the Company is not in violation of its articles of incorporation or bylaws or in default in the performance or observance of any material obligation, agreement, covenant or condition contained in any material bond, debenture, note or other evidence of indebtedness or in any material contract, indenture, mortgage, loan agreement, lease, joint venture, partnership or other agreement or instrument to which the Company is a party or by which it may be bound or is not in material violation of any law, order, rule, regulation, writ, injunction or decree of any governmental instrumentality or court, domestic or foreign; and the execution and delivery of this Agreement and the consummation of the transactions contemplated therein and will not conflict with, or result in a material breach of any of the terms, conditions or provisions of, or constitute a material default under, or result in the imposition of any material lien, charge or encumbrance upon any of the property or assets of the Company pursuant to, any material bond, debenture, note or other evidence of indebtedness or any material contract, indenture, mortgage, loan agreement, lease, joint venture, partnership or other agreement or instrument to which the Company is a party nor will such action result in the material violation by the Company of any of the provisions of its articles of incorporation or bylaws or any law, order, rule, regulation, writ, injunction, decree of any government, governmental instrumentality or court, domestic or foreign, except where such violation will not have a material adverse effect on the financial condition of the Company.

(d) The authorized, issued and outstanding capital stock of the Company is as disclosed in writing to the Advisor and all of the shares of issued and outstanding capital stock of the Company set forth therein have been duly authorized, validly issued and are fully paid and nonassessable; the holders thereof do not have any rights of rescission with respect therefor and are not subject to personal liability for any obligations of the Company by reason of being stockholders under the laws of the State in which the Company is incorporated; and none of such outstanding capital stock is subject to or was issued in violation of any preemptive or similar rights of any stockholder of the Company.

(e) Except as disclosed in the Company’s public filings or on the Disclosure Schedule, the Company is not a party to or bound by any instrument, agreement or other arrangement providing for it to issue any capital stock, rights, warrants, options or other securities, except for this Agreement and as disclosed in writing to the Advisor.  Upon the issuance and delivery pursuant to the terms hereof of any securities to the Advisor, the Advisor will acquire good and marketable title to such securities free and clear of any lien, charge, claim, encumbrance, pledge, security interest, defect or other restriction of any kind whatsoever other than restrictions as may be imposed under the securities laws.

(f) Except as disclosed in the Company’s public filings or on the Disclosure Schedule, the Company has good and marketable title to all of its properties and assets as owned by it, free and clear of all liens, charges, encumbrances or restrictions, except as disclosed in writing to the Advisor or which are not materially significant or important in relation to its business or which have been incurred in the ordinary course of business.

(g) The financial information contained in the Company’s public filings fairly presents the financial position and results of operations of the Company at the respective dates and for the respective periods to which they apply.  Said information has been prepared in accordance with generally accepted accounting principles applied on a basis which is consistent in all material respects during the periods involved, except in the case of unaudited financial statements’ normal recurring adjustments.

(h) There has been no material adverse change or material development involving a prospective adverse change in the condition, financial or otherwise, or in the prospects, value, operation, properties, business or results of operations of the Company whether or not arising in the ordinary course of business.

(i) To the knowledge of the Company, except as disclosed in the Company’s public filings or on the Disclosure Schedule, there is no pending or threatened, action, suit or proceeding to which the Company is a party before or by any court or governmental agency or body, which might result in any material adverse change in the financial condition or business of the Company as a whole or might materially and adversely affect the properties or assets of the Company as a whole nor are there any actions, suits or proceedings against the Company related to environmental matters or related to discrimination on the basis of age, sex, religion or race which might be expected to materially and adversely affect the conduct of the business, property, operations, financial condition or earnings of the Company as a whole; and no labor disturbance by the employees of the Company exists or is, to the knowledge of the Company, imminent which might be expected to materially and adversely affect the conduct of the business, property, operations, financial condition or earnings of the Company as a whole.

(j) Except as disclosed in the Company’s public filings or on the Disclosure Schedule, the Company has properly prepared and filed all necessary federal, state, local and foreign income and franchise tax returns, has paid all taxes shown as due thereon, has established adequate reserves for such taxes which are not yet due and payable, and does not have any tax deficiency or claims outstanding, proposed or assessed against it.

(k) The Company has sufficient licenses, permits, right to use trade or service marks and other governmental authorizations currently required for the conduct of its business as now being conducted and the Company is in all material respects complying therewith.  To its knowledge, none of the activities or businesses of the Company are in material violation of, or cause the Company to materially violate any law, rule, regulations, or order of the United States, any state, county or locality, or of any agency or body of the United States or of any state, county or locality.

(l) The Company knows of no outstanding claims for services either in the nature of a finder’s fee, brokerage fee or otherwise with respect to this Agreement for which the Company or the Advisor may be responsible.

(m) The Company has its property adequately insured against loss or damage.

(n) To the best of the Company’s knowledge it has generally enjoyed a satisfactory employer-employee relationship with its employees and, to the best of its knowledge, is in substantial compliance in all material respects with all federal, state, local, and foreign laws and regulations respecting employment and employment practices, terms and conditions of employment and wages and hours.

(o) Except as disclosed in the Company’s public filings or on the Disclosure Schedule, no officer or director of the Company, holder of 5% or more of securities of the Company or any affiliate of any of the foregoing persons or entities has or has had, either directly or indirectly, (i) an interest in any person or entity which (A) furnishes or sells services or products which are furnished or sold or are proposed to be furnished or sold by the Company, or (B) purchases from or sells or furnishes to the Company any goods or services, or (ii) a beneficiary interest in any contract or agreement to which the Company is a party or by which it may be bound or affected.

(p) The minute books of the Company have been made available to the Advisor and contain a complete summary of all meetings and actions of the directors and stockholders of the Company, since the time of its incorporation and reflect all transactions referred to in such minutes accurately in all respects.

(q) Except as disclosed in the Company’s public filings or on the Disclosure Schedule, no holders of any securities of the Company or of any options, warrants or other convertible or exchangeable securities of the Company have the right to include any securities issued by the Company in any registration statement to be filed by the Company or to require the Company to file a registration statement under the Act and no person or entity holds any anti-dilution rights with respect to any securities of the Company.