Form 10-Q
period 2011-03-31
iGambit, Inc.
filed 2011-05-16
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q
(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly period ended March 31, 2011

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

The Registrant had 23,954,056 shares of its common stock outstanding as of May 16, 2011.

iGambit, Inc.
Form 10-Q

		Page No.
Part I — Financial Information

Item 1.	Financial Statements:	1
	Consolidated Balance Sheets	1
	Consolidated Statements of Income	2
	Consolidated Statements of Cash Flows	3
	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	10

Item 4.	Controls and Procedures	10

Part II — Other Information

Item 1.	Legal Proceedings	10

Item 1A.	Risk Factors	10

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	10

Item 3.	Defaults upon Senior Securities	11

Item 4.	Removed and Reserved	11

Item 5.	Other Information	11

Item 6.	Exhibits	11
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION
Item 1 — Financial Statements

IGAMBIT INC.
CONSOLIDATED BALANCE SHEETS

	MARCH 31,	DECEMBER 31,
	2011	2010

ASSETS

Current assets
Cash	$356,930	$465,549
Accounts receivable	238,267	124,651
Prepaid expenses	185,880	326,245
Notes receivable	472,000	472,000
Notes receivable - stockholder	17,000	17,000
Assets from discontinued operations	904,829	812,730

Total current assets	2,174,906	2,218,175

Property and equipment, net	7,657	5,087

Other assets
Goodwill	111,026	111,026
Deposits	2,500	2,500

Total other assets	113,526	113,526

	$2,296,089	$2,336,788

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$240,008	$326,227
Note payable - related party	25,390	25,390

Total current liabilities	265,398	351,617

Stockholders' equity
Common stock, $.001 par value; authorized - 75,000,000 shares;
issued and outstanding - 23,954,056 shares, respectively	23,954	23,954
Additional paid-in capital	2,402,275	2,402,275
Accumulated deficit	(395,538)	(441,058)

Total stockholders' equity	2,030,691	1,985,171

	$2,296,089	$2,336,788

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF INCOME
THREE MONTHS ENDED MARCH 31,

	2011	2010
		Restated

Sales	$411,903	$167,342

Cost of sales	130,221	47,872

Gross profit	281,682	119,470

Operating expenses
General and administrative expenses	452,399	429,567

Loss from operations	(170,717)	(310,097)

Other income
Interest income	7,235	484

Loss from continuing operations before income tax benefit	(163,482)	(309,613)

Income tax benefit	(49,217)	(120,806)

Loss from continuing operations	(114,265)	(188,807)

Income from discontinued operations (net of taxes of $82,314
and $220,164)	159,785	344,993

Net income	$45,520	$156,186

Basic and fully diluted earnings (loss) per common share:
Continuing operations	$(.01)	$(.01)
Discontinued operations, net of tax	$.01	$.02
Net earnings per common share	$.00	$.01

Weighted average common shares outstanding	23,954,056	23,954,056

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31,
	2011	2010
		Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$45,520	$156,186
Adjustments to reconcile net income to net
cash used by operating activities
Income from discontinued operations	(159,785)	(344,993)
Depreciation	672	89
Increase (Decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable	(113,616)	(40,210)
Prepaid expenses	140,365	(112,240)
Accounts payable	(86,219)	42,094

Net cash used by continuing operating activities	(173,063)	(299,074)
Net cash used by discontinued operating activities	(82,314)	(220,415)

NET CASH USED BY OPERATING ACTIVITIES	(255,377)	(519,489)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(3,242)	--

Net cash used by continuing investing activities	(3,242)	--
Net cash provided by discontinued investing activities	150,000	414,618

NET CASH PROVIDED BY INVESTING ACTIVITIES	146,758	414,618

NET CASH PROVIDED BY FINANCING ACTIVITIES:
Increase in loans payable to related party	--	37,079

NET DECREASE IN CASH	(108,619)	(104,871)

CASH - BEGINNING OF PERIOD	465,549	857,074

CASH - END OF PERIOD	$356,930	$752,203

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$848	$116
Income taxes	13,940	202,101

IGAMBIT INC.
Notes to Consolidated Financial Statements
Three Months Ended March 31, 2011 and 2010

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

In the opinion of management, the accompanying interim financial statements reflect all adjustments (consisting of normal recurring accruals) necessary to present fairly the financial position and the results of operations and cash flows for the interim periods presented. The results of operations for these interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2011.

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

The assets of the discontinued operations are presented in the balance sheets under the captions “Assets of discontinued operations”.  The underlying assets of the discontinued operations for the years ended December 31 are as follows:

	2010	2009
ASSETS
Current:
Accounts receivable	$1,062,730	$713,732
Noncurrent:
Restricted cash	--	150,985
Assets of discontinued operations	$1,062,730	$864,717

Accounts Receivable

Accounts receivable includes 50% of contingency payments earned for the previous quarter.  Reserve for bad debts of $250,000 was charged to operations for the year ended December 31, 2010.  No reserve for bad debts was charged to operations for the three months ended March 31, 2011.

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

The Company’s revenues from continuing operations consist of revenues primarily from sales of products and services rendered to real estate brokers.  Revenues are recognized upon delivery of the products or services.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include checking and money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

Accounts Receivable

The Company analyzes the collectability of accounts receivable each accounting period and adjusts its allowance for doubtful accounts accordingly.  A considerable amount of judgment is required in assessing the realization of accounts receivables, including the current creditworthiness of each customer, current and historical collection history and the related aging of past due balances.  The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment.  There was no bad debt expense charged to operations for the three months ended March 31, 2011 and 2010.

Prepaid Expenses

Prepaid expenses consist of the following:

	March 31,	December 31,
	2011	2010

Prepaid federal income taxes	$159,316	$249,558
Prepaid state income taxes	23,677	72,264
Prepaid insurance	2,887	4,423
	$185,880	$326,245

Property and equipment and depreciation

Property and equipment are stated at cost.  Depreciation for both financial reporting and income tax purposes is computed using combinations of the straight line and accelerated methods over the estimated lives of the respective assets. During the three months ended March 31, 2011, the Company purchased computer equipment totaling $3,242. Computer equipment is depreciated over 5 years.  Maintenance and repairs are charged to expense when incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

Depreciation expense of $672 and $89 was charged to operations for the three months ended March 31, 2011 and 2010, respectively.

Goodwill

Goodwill represents the fair market value of the common shares issued and common stock options granted by the Company for the acquisition of Jekyll by the Company’s subsidiary, Gotham.  In accordance with ASC Topic No. 350 “Intangibles – Goodwill and Other”), the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test, and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified. A lack of projected future operating results from Gotham’s operations may cause impairment.  At December 31, 2010, the Company performed an impairment study and determined that there is no indication that present and future cash flows are not expected to be sufficient to recover the carrying amount of goodwill.  The Company has not performed an impairment study during the three months ended March 31, 2011.  Based on the Company’s evaluation of goodwill, no impairment was recorded during the three months ended March 31, 2011.

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

For the year ended December 31, 2009, the Company determined that a schedule M-1 deduction for payments of deferred compensation was not claimed on the 2009 corporate tax return, resulting in an overstated income tax accrual aggregating $107,559.  The December 31, 2009 Form 10-K/A properly reflects this item. The net impact on this item increased net income by $107,559. This item also increased prepaid expenses for the overpaid taxes by $107,559 for the three months ended March 31, 2010 and for the six months ended June 30, 2010.  The Company also determined that its reporting of the Gotham acquisition resulted in an overstatement of goodwill and additional paid-in capital of $73,974.  The net impact of this item decreased goodwill, and additional paid-in capital by $73,974.  The March 31, 2010 and June 30, 2010 goodwill and additional paid-in capital balances were restated accordingly.

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

Note 5 – Notes Receivable

In connection with a letter of intent the Company entered into with Allied Airbus, Inc. (“Allied”) on July 20, 2010 to which both parties were unable to reach a mutually acceptable definitive agreement, the Company provided various loans to Allied totaling $472,000 at March 31, 2011, for which promissory notes were issued.  The notes are personally guaranteed by the officers of Allied, bear interest at a rate of 6% and are due in one year.

Accrued interest on the notes was $6,983 for the three months ended March 31, 2011.
Note 6 - Earnings Per Common Share

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

	Three Months Ended March 31,
	2011	2010
Stock options	2,468,900	1,046,900
Common stock warrants	3,085,000	835,000

Total shares excluded from calculation	5,553,900	1,881,900

Note 7 – Stock Based Compensation

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

In 2006, the Company adopted the 2006 Long-Term Incentive Plan (the "2006 Plan").  Awards granted under the 2006 plan have a ten-year term and may be incentive stock options, non-qualified stock options or warrants. The awards are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a three or four year period. Effective January 1, 2006, we recognized compensation expense ratably over the vesting period, net of estimated forfeitures. As of March 31, 2011, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 plan.
The 2006 Plan provides for the granting of options to purchase up to 5,510,000 shares of common stock.  5,213,100 options have been exercised to date.  There are 2,468,900 options outstanding under the 2006 Plan.

Warrant activity during the three months ended March 31, 2011 follows:

				Weighted
				Average
			Weighted	Remaining
		Average	Average	Contractual
	Warrants	Exercise Price	Grant-Date Fair Value	Life (Years)
Warrants outstanding at January 1, 2011	3,085,000	$0.83	$0.10
No warrant activity	--	--	--
Warrants outstanding at March 31, 2011	3,085,000	$0.83	$0.10	2.23

Stock Option Plan activity during the three months ended March 31, 2011 follows:

				Weighted
				Average
			Weighted	Remaining
		Average	Average	Contractual
	Options	Exercise Price	Grant-Date Fair Value	Life (Years)
Options outstanding at January 1, 2011	2,468,900	$0.03	$0.10
No option activity	--	--	--
Options outstanding at March 31, 2011	2,468,900	$0.03	$0.10	6.60

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

	Three months ended March 31,
	2011	2010
Weighted average risk-free rate	1.89%	4.87%
Average expected life in years	4.6	6.4
Expected dividends	None	None
Volatility	36%	36%
Forfeiture rate	0%	0%

Note 8 – Common Stock Issued

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

Note 9 - Income Taxes

The tax provision at March 31 consists of the following:

	2011	2010
From operations:
Continuing operations:
Current tax expense (benefit):
Federal	$(54,046)	$(100,482)
State and local	4,829	(20,324)
	(49,217)	(120,806)
Deferred tax expense (benefit)	--	--
Total from continuing operations	(49,217)	(120,806)
Discontinued operations:
Current tax expense (benefit)
Federal	82,314	180,603
State and local	--	39,561
	82,314	220,164

Deferred tax expense (benefit):
Federal	--	--
State and local	--	--
	--	--

Total from discontinued operations	82,314	220,164

Total	$33,097	$99,358

A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

	Three Months Ended
	March 31,	2010
	2011

Statutory tax rate
Effect of:	34.0%	34.0%
State income taxes, net of
federal income tax benefit	6.1%	5.5%
Tax effect of expenses that are not
deductible for income tax purposes	1.0%	(0.5)%
Effective tax rate	42.1%	39.0%

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

In accordance with ASC Topic No. 740, Income Taxes, a valuation allowance is established based on the future recoverability of deferred tax assets.  This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, the Company’s most recent results of operations and expected future profitability.  Management has determined that no valuation allowance related to deferred tax assets is necessary at March 31, 2011 and December 31, 2010.

Note 10 - Retirement Plan

Gotham has adopted the Gotham Innovation Lab, Inc. SIMPLE IRA Plan, which covers substantially all employees. Participating employees may elect to contribute, on a tax-deferred basis, a portion of their compensation in accordance with Section 408 (a) of the Internal Revenue Code. The Company matches up to 3% of employee contributions.  The Company's contributions to the plan for the three months ended March 31, 2011 and 2010 were $2,591 and $3,304, respectively.

Note 11 – Significant Customers

Sales of Gotham to four customers amounted to approximately 74% of Gotham’s total sales for the three months ended March 31, 2011 at 27%, 24%, 13%, and 10%, respectively.

Note 12 – Risks and Uncertainties

Uninsured Cash Balances

Substantially all amounts of cash accounts held at financial institutions are insured by the FDIC.

Note 13 - Related Party Transactions

Notes Receivable - Stockholders

The Company provided loans to a stockholder totaling $17,000 at March 31, 2011 and December 31, 2010.  The loans bear interest at a rate of 6% and are due on December 31, 2011.

Accrued interest on the note was $252 for each of the three months ended March 31, 2011 and 2010.

Note Payable – Related Party

Gotham was provided loans from an entity that is controlled by the officers of Gotham totaling $25,390 at March 31, 2011 and December 31, 2010.  The note bears interest at a rate of 5.5% and is due on July 1, 2011.

Interest expense of $118 and $116 was charged to operations for the three months ended March 31, 2011 and 2010, respectively.

Lease Commitment

iGambit Inc. entered into an operating lease for office space for a term of 12 months effective June 1, 2010.  Monthly rent under the lease is $2,600.

Gotham has an operating lease for office space renewable annually on October 16 at a monthly rent of $5,500.

Rent expense of $24,300 was charged to operations for each of the three months ended March 31, 2011 and 2010.

Note 14 – Commitments and Contingencies

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

Note 15 – Recent Accounting Pronouncements

In December 2010, the FASB issued authoritative guidance regarding when to perform step 2 of the goodwill impairment test for reporting units with zero or negative carrying amounts.  The guidance modifies Step 1 of the goodwill impairment test so that for those reporting units with zero or negative carrying amounts, an entity is required to perform Step 2 of the goodwill impairment test if it is more likely than not based on an assessment of qualitative indicators that a goodwill impairment exists. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that an impairment may exist.  This guidance is effective for fiscal years, and interim periods within those years, beginning after December 15, 2010.  The Company adopted this standard beginning January 1, 2011, and the adoption did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-6, “Improving Disclosures About Fair Value Measurements”, which provides amendments to ASC 820 Fair Value Measurements and Disclosures, including requiring reporting entities to make more robust disclosures about (1) the different classes of assets and liabilities measured at fair value, (2) the valuation techniques and inputs used, (3) the activity in Level 3 fair value measurements including information on purchases, sales, issuances, and settlements on a gross basis and (4) the transfers between Levels 1, 2, and 3. The standard is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures, which are effective for annual periods beginning after December 15, 2010. The Company adopted this standard beginning January 1, 2011, and the adoption did not have a material impact on the Company’s consolidated financial statements.
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

 As of December 31, 2010, accounts receivable included 50% of contingency payments earned for the previous quarter. Reserve for bad debt of $250,000 was charged to operations for the year ended December 31, 2010. No reserve for bad debts was charged to operations for the three months ended March 31, 2011.

Property and equipment and depreciation

     Property and equipment are stated at cost. Depreciation for both financial reporting and income tax purposes is computed using combinations of the straight line and accelerated methods over the estimated lives of the respective assets. During the three months ended March 31, 2011, we purchased computer equipment totaling $3,242. Computer equipment is depreciated over 5 years. Maintenance and repairs are charged to expense when incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

Depreciation expense of $672 and $89 was charged to operations for the three months ended March 31, 2011 and 2010, respectively.

Goodwill

     Goodwill represents the fair market value of the common shares issued and common stock options granted by the Company for the acquisition of Jekyll by the Company’s subsidiary, Gotham. In accordance with ASC Topic No. 350 “Intangibles — Goodwill and Other”, the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test, and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified. A lack of projected future operating results from Gotham’s operations may cause impairment.  At December 31, 2010, the Company performed an impairment study and determined that there is no indication that present and future cash flows are not expected to be sufficient to recover the carrying amount of goodwill.  The Company has not performed an impairment study during the three months ended March 31, 2011.  Based on the Company’s evaluation of goodwill, no impairment was recorded during the three months ended March 31, 2011.

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
INTRODUCTION
     iGambit is a company focused on the technology markets. Our sole operating subsidiary, Gotham Innovation Lab, Inc., is in the business of providing media technology services to the real estate industry. During the year ended December 31, 2010 and during the three months ended March 31, 2011 Gotham produced approximately $850,222 and $411,903 of revenue, respectively. We are focused on expanding the operations of Gotham by marketing the company to existing and potential new clients. Currently Gotham has several proposals outstanding to franchisees of one of its main customers, as well as other potential new clients. In addition to Gotham’ s operations, we receive Quarterly Revenue Share Payments and Annual Increase Payments from Digi-Data Corporation, which are payable pursuant to the terms of an agreement under which we sold certain assets to DDC in 2006. We earned $1,898,435 and $242,099 of Contingency Payments from DDC in the year ended December 31, 2010, and the three months ended March 31, 2011, respectively.  We expect the balance of the amounts due to be paid during 2011.  The agreement with DDC ended on February 28, 2011. We are also focused on acquiring or partnering with additional technology companies.
     Assets. At March 31, 2011, we had $2,296,089in total assets, compared to $2,336,788 at December 31, 2010. The decrease in total assets was primarily due to the decrease in cash as a result of the receipt of decreased contingency payments from DDC.
     Liabilities. At March 31, 2011, our total liabilities were $265,398 compared to $351,617 at December 31, 2010. Liabilities consist of accounts payable and  a note payable to a related party. We do not have any long term liabilities.  The decrease in liabilities was due to a decrease in accounts payable.
     Stockholders’ Equity. Our stockholders’ equity increased to $2,030,691 at March 31, 2011 from $1,985,171 at December 31, 2010. This increase was solely attributable to net income during the period.

THREE MONTHS ENDED MARCH 31, 2011 AS COMPARED TO THREE MONTHS ENDED MARCH 31, 2010
     Revenues and Net Income. We had $411,903 of revenue during the three months ended March 31, 2011, as compared to  revenue of $167,342 during the three months ended March 31, 2010. The increase was due to revenue generated by our acquired subsidiary Gotham.  In addition, we had income (net of taxes) from discontinued operations of $159,785  for the three months ended March 31, 2011, compared to $344,993 for the three months ended March 31, 2010, and net income of $45,520 for the three months ended March 31, 2011, compared to $156,186 for the three months ended March 31, 2010. Our increase in revenue was offset by General and Administrative expenses as well as  a decrease in income from discontinued operations.  Our decrease in income from discontinued operations was due to the agreement with DCDC ending on February 28, 2011.

     General and Administrative Expenses. General and Administrative Expenses increased to $452,399 for the three months ended March 31, 2011 from $429,567 for the three months ended March 31, 2010. For the three months ended March 31, 2011 our General and Administrative Expenses consisted of corporate administrative expenses of $124,321, legal and accounting fees of $62,822, and payroll expenses of $265,256. The increases from the three months ended March 31, 2010 to the three months ended March 31, 2011 relate primarily to: (i) professional costs associated with the preparation and filing of a registration statement with the SEC; and (ii) costs associated with the operation of our Gotham subsidiary. Costs associated with our officers’ salaries and the operation of our Gotham subsidiary should remain level going forward, subject to a material expansion in the business operations of Gotham which would likely increase our corporate administrative expenses. Further, whereas the additional professional fees associated with the acquisition of Jekyll Island Ventures, Inc. will not carry over into future periods unless we engage in other acquisitions, we do anticipate an increase in legal and accounting fees in 2011 now that we have become a reporting company under the Securities Exchange Act of 1934.
LIQUIDITY AND CAPITAL RESOURCES
General

As reflected in the accompanying consolidated financial statements, at March 31, 2011, we had $356,930of cash and stockholders’ equity of $2,030,691. At March 31, 2011 we had $2,296,089 in total assets, compared to $2,336,788 at December 31, 2010.

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
Cash Flow Activity

Net cash used in operating activities was $255,377 for the three months March 31, 2011, compared to net cash used in operating activities of $519,489 for the three months ending March 31, 2010. Our primary source of operating cash flow for the three months ending March 31, 2011 was from net income of $45,520, compared to net income of $156,186 for the three months ending March 31, 2010.  The primary source of net income is income from discontinued operations totaling $159,785 for the three months ending March 31, 2011 (net of taxes of $82,314) compared to income from discontinued operations of $344,993 for the three months ending March 31, 2010 (net of taxes of $220,164).  Income from discontinued operations is comprised solely of income from DDC contingency payments, which is classified as cash provided by discontinued investing activities. We receive Quarterly Revenue Share Payments and Annual Increase Payments from Digi-Data Corporation, which are payable pursuant to the terms of an agreement under which we sold certain assets to DDC in 2006.  Revenue earned from DDC under the agreement totaled $242,099 during the three months ended March 31, 2011, and $565,157 during the three months ending March 31, 2010.     Of the $242,099 revenue earned from DDC in the three months ending March 31, 2011 we received $150,000 in cash payments from DDC all of which was for the second quarter 2010 Contingency Payment.  Additionally $92,099 was offset by an increase in the accounts receivable included in Assets from Discontinued Operations.     Of the $565,157 revenue earned from DDC in the three months ending March 31, 2010 we received $414,851 in cash payments from DDC all of which was for the fourth quarter 2009 Contingency Payment.  Additionally $150,306 was offset by an increase in the accounts receivable included in Assets from Discontinued Operations.   The agreement with DDC ended on February 28, 2011.   Also included in discontinued investing activities is cash used by DDC contingency payment escrow of $233for the three months ending March 31, 2010, resulting in net cash provided by discontinued investing activities of $150,000 and $414,618 for the three months ending March 31, 2011 and 2010, respectively.

In addition to the DCC Contingency Payments, we receive revenue from the operation of our Gotham subsidiary, which operates the business we acquired from Jekyll Island Ventures, Inc. in 2009. We anticipate that Gotham’s business and revenues will continue to grow throughout 2011. Gotham generated revenues of $411,903and earned net income of $92,989 in 2011 and generated revenues of $164,932 and incurred a net loss of $(98,655) for the three months ended March 31, 2010.

Cash provided by investing activities was $146,758for the three months ending March 31, 2011 and $414,618 for the three months ending March 31, 2010.   The entire source of cash provided by investing activities is the DDC contingency payments classified as cash flows from discontinued investing activities.

Cash provided from financing activities was $0 for the three months ending March 31, 2011 compared to cash provided by financing activities of $37,079 for the three months ending March 31, 2010.   The cash flow from financing activities in the first three months of 2010 was an increase in a loan payable to a related party from our subsidiary Gotham.
Supplemental Cash Flow Activity

          In the three months ending March 31, 2011 the company paid income taxes of $13,940 compared to $202,101 for the three months ending March 31, 2010. The decrease in taxes was due to tax overpayments in 2010.The Company also paid interest of $848during the first three months of 2011.
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
Not Required.
Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2010. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Change in Internal Controls

There were no changes in our internal controls over financial reporting during the first fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.
PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.
From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended March 31, 2011.

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

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 16, 2011.

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