Form 10-Q
period 2011-06-30
iGambit, Inc.
filed 2011-08-15
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer”and “smaller reporting company”in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑

The Registrant had 23,954,056 shares of its common stock outstanding as of August 15, 2011.

iGambit, Inc.
Form 10-Q

Part I — Financial Information		1

Item 1.	Financial Statements:	1
	Consolidated Balance Sheets	1
	Consolidated Statements of Income	2
	Consolidated Statements of Cash Flows	3
	Notes to Consolidated Financial Statements	4

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	22

Item 4.	Controls and Procedures	22

Part II — Other Information		22

Item 1.	Legal Proceedings	22

Item 1A.	Risk Factors	23

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	23

Item 3.	Defaults upon Senior Securities	23

Item 4.	Removed and Reserved	23

Item 5.	Other Information	23

Item 6.	Exhibits	22
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

IGAMBIT INC.
CONSOLIDATED BALANCE SHEETS

	JUNE 30,	DECEMBER 31,
	2011	2010
ASSETS
Current assets
Cash	$468,617	$465,549
Accounts receivable	278,814	124,651
Prepaid expenses	128,770	326,245
Notes receivable	439,012	472,000
Notes receivable - stockholders	17,000	17,000
Assets from discontinued operations	724,829	812,730

Total current assets	2,057,042	2,218,175

Property and equipment, net	20,944	5,087

Other assets
Goodwill	111,026	111,026
Deposits	2,500	2,500

Total other assets	113,526	113,526

	$2,191,512	$2,336,788

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$257,666	$326,227
Note payable - related party	25,390	25,390

Total current liabilities	283,056	351,617

Stockholders' equity
Common stock, $.001 par value; authorized - 75,000,000 shares;
issued and outstanding - 23,954,056 shares, respectively	23,954	23,954
Additional paid-in capital	2,402,275	2,402,275
Accumulated deficit	(517,773)	(441,058)

Total stockholders' equity	1,908,456	1,985,171

	$2,191,512	$2,336,788

GAMBIT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	JUNE 30,		JUNE 30,
	2011	2010	2011	2010
		Restated		Restated

Sales	$477,441	$246,317	$889,344	$413,659

Cost of sales	221,592	96,453	351,813	144,325

Gross profit	255,849	149,864	537,531	269,334

Operating expenses
General and administrative expenses	450,662	429,173	903,061	858,740

Loss from operations	(194,813)	(279,309)	(365,530)	(589,406)

Other income
Interest income	6,935	434	14,170	918

Loss from continuing operations before income tax benefit	(187,878)	(278,875)	(351,360)	(588,488)

Income tax expense (benefit)	(65,643)	(108,259)	(114,860)	(229,065)

Loss from continuing operations	(122,235)	(170,616)	(236,500)	(359,423)

Discontinued operations
Income from discontinued operations	--	642,130	242,099	1,207,287
Provision for income taxes	--	266,676	82,314	486,840

Income from discontinued operations, net of taxes	--	375,454	159,785	720,447

Net income (loss)	$(122,235)	$204,838	$(76,715)	$361,024

Basic and fully diluted earnings (loss) per common share:
Continuing operations	$(.01)	$(.01)	$(.01)	$(.02)
Discontinued operations, net of tax	$.01	$.02	$.01	$.03
Net earnings per common share	$.00	$.01	$.00	$.01

Weighted average common shares outstanding	23,954,056	23,954,056	23,954,056	23,954,056

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30,

	2011	2010
		Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(76,715)	$361,024
Adjustments to reconcile net income (loss) to net
cash used by operating activities
Income from discontinued operations	(159,785)	(720,447)
Depreciation	2,894	180
Increase (Decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable	(154,163)	(73,511)
Prepaid expenses	197,475	(309,079)
Accounts payable	(68,561)	238,742

Net cash used by continuing operating activities	(258,855)	(503,091)
Net cash used by discontinued operating activities	(82,314)	(487,345)

NET CASH USED BY OPERATING ACTIVITIES	(341,169)	(990,436)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(18,751)	--
Proceeds from repayments of notes receivable	32,988	--

Net cash provided by continuing investing activities	14,237	--
Net cash provided by discontinued investing activities	330,000	1,066,822

NET CASH PROVIDED BY INVESTING ACTIVITIES	344,237	1,066,822

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable to related party	--	34,058

NET INCREASE IN CASH	3,068	110,444

CASH - BEGINNING OF PERIOD	465,549	857,074

CASH - END OF PERIOD	$468,617	$967,518

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,372	$480
Income taxes	13,940	384,934

IGAMBIT INC.

Notes to Consolidated Financial Statements

Six Months Ended June 30, 2011 and 2010

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

Accounts Receivable

Accounts receivable includes 50% of contingency payments earned for the previous quarter.  Reserve for bad debts of $250,000 was charged to operations for the year ended December 31, 2010.  No reserve for bad debts was charged to operations for the six months ended June 30, 2011.

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

Accounts Receivable

The Company analyzes the collectability of accounts receivable each accounting period and adjusts its allowance for doubtful accounts accordingly.  A considerable amount of judgment is required in assessing the realization of accounts receivables, including the current creditworthiness of each customer, current and historical collection history and the related aging of past due balances.  The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment.  There was no bad debt expense charged to operations for the six months ended June 30, 2011 and 2010, respectively.

Prepaid Expenses

Prepaid expenses consist of the following:

         June 30,      December 31,

2011

2010

Prepaid federal income taxes

                                              $ 103,759         $ 249,558

Prepaid state income taxes

                                                      23,677              72,264

Prepaid insurance

                                                             1,334               4,423

      $ 128,770         $ 326,245

Property and equipment and depreciation

Property and equipment are stated at cost.  Depreciation for both financial reporting and income tax purposes is computed using combinations of the straight line and accelerated methods over the estimated lives of the respective assets. During the six months ended June 30, 2011, the Company purchased computer equipment totaling $18,751. Computer equipment is depreciated over 5 years.  Maintenance and repairs are charged to expense when incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

Depreciation expense of $2,894 and $180 was charged to operations for the six months ended June 30, 2011 and 2010, respectively.

Goodwill

Goodwill represents the fair market value of the common shares issued and common stock options granted by the Company for the acquisition of Jekyll by the Company’s subsidiary, Gotham.  In accordance with ASC Topic No. 350 “Intangibles – Goodwill and Other”), the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test, and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified. A lack of projected future operating results from Gotham’s operations may cause impairment.  At December 31, 2010, the Company performed an impairment study and determined that there is no indication that present and future cash flows are not expected to be sufficient to recover the carrying amount of goodwill.  The Company has not performed an impairment study during the six months ended June 30, 2011.  Based on the Company’s evaluation of goodwill, no impairment was recorded during the six months ended June 30, 2011.

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

Note 4 – Restatement to Prior Consolidated Financial Statements

On October 26, 2010, the Company’s Audit/Corporate Governance Committee determined that the previously issued audited consolidated financial statements for the year ended December 31, 2009 (contained in the Company’s Annual Report on Form 10-K filed June 15, 2010, and subsequently amended by Amendment No. 1 to the Annual Report on Form 10-K filed on September 13, 2010) and the previously issued unaudited consolidated financial statements for the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010(contained in the Company’s Quarterly Reports on Form 10-Q filed, respectively, on June 17, 2010 (Amendment No. 1 to The Quarterly Report for March 31, 2010 on Form 10-Q filed on September 13, 2010) and August 16, 2010, and November 22, 2010) should be revised. The restatements to these consolidated financial statements reflect the appropriate income tax provision, goodwill, compensation from vested warrants, and reclassifications in the statements of cash flows.

For the year ended December 31, 2009, the Company determined that a schedule M-1 deduction for payments of deferred compensation was not claimed on the 2009 corporate tax return, resulting in an overstated income tax accrual aggregating $107,559.  The December 31, 2009 Form 10-K/A properly reflects this item. The net impact on this item increased net income by $107,559. This item also increased prepaid expenses for the overpaid taxes by $107,559 for the three months ended March 31, 2010 and for the six months ended June 30, 2010.  The Company also determined that its’ reporting of the Gotham acquisition resulted in an overstatement of goodwill and additional paid-in capital of $73,974.  The net impact of this item decreased goodwill and additional paid-in capital by $73,974.  The March 31, 2010 and June 30, 2010 goodwill and additional paid-in capital balances were restated accordingly.

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

Note 5 – Notes Receivable

In connection with a letter of intent the Company entered into with Allied Airbus, Inc. (“Allied”) on July 20, 2010 to which both parties were unable to reach a mutually acceptable definitive agreement, the Company provided various loans to Allied totaling $439,012 at June 30, 2011, for which promissory notes were issued.  The notes are personally guaranteed by the officers of Allied, bear interest at a rate of 6% and are due in one year.

Accrued interest on the notes was $20,358 for the six months ended June 30, 2011.

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

	Six Months Ended June 30,
	2011	2010
Stoc Stock options	2,468,900	1,046,900
Aver Common stock warrants	3,085,000	835,000

Basic Total shares excluded from calculation	5,553,900	1,881,900

Note 7 – Stock Based Compensation

Stock-based compensation expense for all stock-based award programs, including grants of stock options and warrants, is recorded in accordance with "Compensation—Stock Compensation", Topic 718 of the FASB ASC. Stock-based compensation expense, which is calculated net of estimated forfeitures, is computed using the grant date fair-value method on a straight-line basis over the requisite service period for all stock awards that vest during the period. The grant date fair value for stock options is calculated using the Black-Scholes option valuation model. Determining the fair value of options at the grant date requires judgment, including estimating the expected term that stock options will be outstanding prior to exercise, the associated volatility and the expected dividends. Stock-based compensation expense is reported under general and administrative expenses on the accompanying consolidated statements of operations.

In 2006, the Company adopted the 2006 Long-Term Incentive Plan (the "2006 Plan").   Awards granted under the 2006 plan have a ten-year term and may be incentive stock options, non-qualified stock options or warrants. The awards are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a three or four year period. Effective January 1, 2006, we recognized compensation expense ratably over the vesting period, net of estimated forfeitures. As of June 30, 2011, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 plan.

The 2006 Plan provides for the granting of options to purchase up to 5,510,000 shares of common stock.  5,213,100 options have been exercised to date.  There are 2,468,900 options outstanding under the 2006 Plan.

Warrant activity during the six months ended June 30, 2011 follows:

				Weighted
				Average
			Weighted	Remaining
		Average	Average	Contractual
	Warrants	Exercise Price	Grant-Date Fair Value	Life (Years)
Warrants outstanding at January 1, 2011	3,085,000	$0.83	$0.10
No warrant activity	--	--	--
Warrants outstanding at June 30, 2011	3,085,000	$0.83	$0.10	1.80

Stock Option Plan activity during the six months ended June 30, 2011 follows:

				Weighted
				Average
			Weighted	Remaining
		Average	Average	Contractual
	Options	Exercise Price	Grant-Date Fair Value	Life (Years)
Options outstanding at January 1, 2011	2,468,900	$0.03	$0.10
No option activity	--	--	--
Options outstanding at June 30, 2011	2,468,900	$0.03	$0.10	6.35

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

	Six months ended June 30,
	2011	2010
Weighted average risk-free rate	1.89%	4.87%
Average expected life in years	4.2	6.4
Expected dividends	None	None
Volatility	36%	36%
Forfeiture rate	0%	0%

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

Note 9 - Income Taxes

The tax provision at June 30 consists of the following:

2011

                      2010

From operations:

Continuing operations:

Current tax expense (benefit):

    Federal

                                                                 $(114,860)

       $ (180,932)

    State and local                                                                    --             (48,133)

           (114,860)          (229,065)

Deferred tax expense (benefit)

       --

         --

    Total from continuing operations                               (114,860)          (229,065)

Discontinued operations:

Current tax expense (benefit)

    Federal

                                                                        82,314             386,573

    State and local

                                                                    --

              100,267

                           82,314             486,840

Deferred tax expense (benefit):

    Federal

                                                                               --                      --

    State and local

                                                                   --

                       --

                   --                      --

    Total from discontinued operations                                82,314             486,840

    Total

      $ (32,546)

          $257,775

A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

            Six Months Ended

        June 30,

2011

                2010

Statutory tax rate

                                                         34.0%              34.0%

  Effect of:

State income taxes, net of

federal income tax benefit

                                               0.0%                5.5%

Tax effect of expenses that are not

  deductible for income tax purposes                             (4.2)%              (0.6)%

Effective tax rate

29.8%              38.9%

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

In accordance with ASC Topic No. 740, Income Taxes, a valuation allowance is established based on the future recoverability of deferred tax assets.  This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, the Company’s most recent results of operations and expected future profitability.  Management has determined that no valuation allowance related to deferred tax assets is necessary at June 30, 2011 and December 31, 2010.

Note 10 - Retirement Plan

Gotham has adopted the Gotham Innovation Lab, Inc. SIMPLE IRA Plan, which covers substantially all employees. Participating employees may elect to contribute, on a tax-deferred basis, a portion of their compensation in accordance with Section 408 (a) of the Internal Revenue Code. The Company matches up to 3% of employee contributions.  The Company's contributions to the plan for the six months ended June 30, 2011 and 2010 were $5,541 and $6,888, respectively.

Note 11 – Significant Customers

Sales of Gotham to four customers amounted to approximately 70% of Gotham’s total sales for the six months ended June 30, 2011 at 31%, 28%, and 11%, respectively.

Note 12 – Risks and Uncertainties

Uninsured Cash Balances

Substantially all amounts of cash accounts held at financial institutions are insured by the FDIC.

Note 13 - Related Party Transactions

Notes Receivable - Stockholders

The Company provided loans to a stockholder totaling $17,000 at June 30, 2011 and December 31, 2010.  The loans bear interest at a rate of 6% and are due on December 31, 2011.

Accrued interest on the note was $506 for each of the six months ended June 30, 2011 and 2010.

Note Payable – Related Party

Gotham was provided loans from an entity that is controlled by the officers of Gotham totaling $25,390 at June 30, 2011 and December 31, 2010.  The note bears interest at a rate of 5.5% and is due on July 1, 2011.

Interest expense of $295 and $310 was charged to operations for the six months ended June 30, 2011 and 2010, respectively.

Lease Commitment

iGambit Inc. entered into an operating lease for office space for a term of 12 months effective June 1, 2011.  Monthly rent under the lease is $2,600.

Gotham has an operating lease for office space renewable annually on October 16 at a monthly rent of $5,500.

Rent expense of $48,600 and $43,100 was charged to operations for the six months ended June 30, 2011 and 2010, respectively.

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

As of December 31, 2010, accounts receivable included 50% of contingency payments earned for the previous quarter. Reserve for bad debt of $250,000 was charged to operations for the year ended December 31, 2010. No reserve for bad debts was charged to operations for the six months ended June 30, 2011.

Property and equipment and depreciation

     Property and equipment are stated at cost. Depreciation for both financial reporting and income tax purposes is computed using combinations of the straight line and accelerated methods over the estimated lives of the respective assets. During the six months ended June 30, 2011, the Company purchased computer equipment totaling $18,751. Computer equipment is depreciated over 5 years. Maintenance and repairs are charged to expense when incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

     Depreciation expense of $2,894 and $180 was charged to operations for the six months ended June 30, 2011 and 2010, respectively.

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

At December 31, 2010, the Company performed an impairment study and determined that there is no indication that present and future cash flows are not expected to be sufficient to recover the carrying amount of goodwill.  The Company has not performed an impairment study during the six months ended June 30, 2011.  Based on the Company’s evaluation of goodwill, no impairment was recorded during the six months ended June 30, 2011.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

   iGambit is a company focused on the technology markets. Our sole operating subsidiary, Gotham Innovation Lab, Inc., is in the business of providing media technology services to the real estate industry. During the year ended December 31, 2010 and during the six months ended June 30, 2011 Gotham produced approximately $850,222 and $889,344 of revenue, respectively. We are focused on expanding the operations of Gotham by marketing the company to existing and potential new clients. Currently Gotham has several proposals outstanding to franchisees of one of its main customers, as well as other potential new clients. . In addition to Gotham’s operations, we were receiving Quarterly Revenue Share Payments and Annual Increase Payments from Digi-Data Corporation, which were payable pursuant to the terms of an agreement under which we sold certain assets to DDC in 2006. We earned $1,898,435 and $242,099 of Contingency Payments from DDC in the year ended December 31, 2010, and the six months ended June 30, 2011, respectively.  The agreement with DDC ended on February 28, 2011. We expect the balance of the amounts due to be paid during 2011.   We are also focused on acquiring or partnering with additional technology companies.

     Assets. At June 30, 2011, we had $2,191,512 in total assets, compared to $2,336,788 at December 31, 2010.   The decrease in total assets was primarily due to the decrease in prepaid taxes as a result of the receipt of tax refunds.

     Liabilities. At June 30, 2011, our total liabilities were $283,056 compared to $351,617 at December 31, 2010. Liabilities consist of accounts payable and a note payable to a related party. We do not have any long term liabilities.  The decrease in total liabilities was primarily due to the decrease in the income tax provision.

     Stockholders’ Equity. Our stockholders’ equity decreased to $1,908,456 at June 30, 2011 from $1,985,171 at December 31, 2010. This decrease was primarily due to an increase in accumulated deficit from $(441,058) at December 31, 2010, to $(517,773) at June 30, 2011 resulting from the end of the contingency payments from Digi-Data Corp..

Three Months Ended June 30, 2011 as Compared to Three Months Ended June 30, 2010

     Revenues and Net Income. We had $477,441 of revenue during the three months ended June 30, 2011, as compared to $246,317 of revenue during the three months ended June 30, 2010.  The increase in revenue was due to revenue generated by our acquired subsidiary Gotham.  In addition, we had no income from discontinued operations  for the three months ended June 30, 2011, compared to $642,130 for the three months ended June 30, 2010, and net loss of $122,235) for the three months ended June 30, 2011, compared to net income of $204,838 for the three months ended June 30, 2010.  Our decrease in revenue was due to the Digi-Data agreement ending on February 28, 2011.

     General and Administrative Expenses. General and Administrative Expenses increased to $450,662 for the three months ended June 30, 2011 from $429,173 for the three months ended June 30, 2010. For the three months ended June 30, 2011 our General and Administrative Expenses consisted of corporate administrative expenses of $122,118, legal and accounting fees of $29,829 and payroll expenses of $298,715For the three months ended June 30, 2010 our General and Administrative Expenses consisted of corporate administrative expenses of $125,937,  legal and accounting fees of $47,855 and payroll expenses of $255,381. The increases from the three months ended June 30, 2010 to the three months ended June 30, 2011 relate primarily to: (i) professional costs associated with the preparation and filing of a registration statement with the SEC; and (ii) costs associated with the operation of our Gotham subsidiary. Costs associated with the operation of our Gotham subsidiary should remain level going forward, subject to a material expansion in the business operations of Gotham which would likely increase our corporate administrative expenses. Further, we anticipated an increase in legal and accounting fees in 2011 as a result of having become a reporting company under the Securities Exchange Act of 1934.

Six Months Ended June 30, 2011 as Compared to Six Months Ended June 30, 2010

     Revenues and Net Income. We had $889,344 of revenue during the six months ended June 30, 2011, as compared to $413,659 of revenue during the six months ended June 30, 2010.  The increase in revenue was due to revenue generated by our acquired subsidiary Gotham.  In addition, we had income from discontinued operations of $242,099 for the six months ended June 30, 2011, compared to $1,207,287 for the six months ended June 30, 2010, and net loss of $(76,715) for the six months ended June 30, 2011, compared to net income of $361,024 for the six months ended June 30, 2010. Our decrease in revenue was due to the Digi-Data agreement ending on February 28, 2011.

     General and Administrative Expenses. General and Administrative Expenses increased to $903,061 for the six months ended June 30, 2011 from $858,740 for the six months ended June 30, 2010. For the six months ended June 30, 2011 our General and Administrative Expenses consisted of corporate administrative expenses of $231,439, legal and accounting fees of $92,651, initial public offering expenses of $15,000, and payroll expenses of $563,971. For the six months ended June 30, 2010 our General and Administrative Expenses consisted of corporate administrative expenses of $211,529, legal and accounting fees of $68,730, initial public offering expenses of $49,276, and payroll expenses of $529,205      The increases from the six months ended June 30, 2010 to the six months ended June 30, 2011 relate primarily to: (i) salaries for officers hired by the Company at the end of the 2nd quarter of 2009; (ii) professional costs associated with the preparation and filing of a registration statement with the SEC; and (iii) costs associated with the operation of our Gotham subsidiary. Costs associated with our officers’ salaries and the operation of our Gotham subsidiary should remain level going forward, subject to a material expansion in the business operations of Gotham which would likely increase our corporate administrative expenses. Further, whereas the additional professional fees associated with the acquisition of Jekyll Island Ventures, Inc. will not carry over into future periods unless we engage in other acquisitions, we anticipated an increase in legal and accounting fees in 2011 as a result of having become a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, at June 30, 2011, we had $468,617 cash and stockholders’ equity of $1,908,456. At June 30, 2011 we had $2,191,512 in total assets, compared to $2,336,788 at December 31, 2010.

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

Cash used in operating activities was $341,169 for the first six months ending June 30, 2011, compared to cash provided by operating activities of $990,436 for the first six months ending June 30, 2010. Our primary source of operating cash flow for the six months ending June 30, 2011 was from prepaid expenses of $197,475, compared to net income of $361,024 for the six months ending June 30, 2010.  The primary source of net income (loss) is income from discontinued operations totaling $159,785 for the six months ending June 30, 2011 (net of taxes of $82,314) compared to income from discontinued operations of $720,447 for the six months ending June 30, 2010  (net of taxes of $486,840).  Income from discontinued operations is comprised solely of income from DDC contingency payments, which is classified as cash provided by discontinued investing activities. We receive Quarterly Revenue Share Payments and Annual Increase Payments from Digi-Data Corporation, which are payable pursuant to the terms of an agreement under which we sold certain assets to DDC in 2006.  Revenue earned from DDC was $242,099 for the six months ended June 30, 2011.  We received $330,000 in cash payments from DDC which was offset by a decrease in accounts receivable included in Assets from Discontinued Operations. Of the $1,207,287 revenue earned from DDC during the six months ended June 30, 2010, $1,008,733 was for the first two quarters Contingency Payments and $198,554 was accrued revenue for the 5% year to year Contingency Payment. $472,384 for the first quarter Contingency Payment was paid in May 2010, and the second quarter Contingency Payment was paid the first and second a quarter of 2011. The DigiData agreement ended on February 28, 2011

In addition to the DCC Contingency Payments, we receive revenue from the operation of our Gotham subsidiary, which operates the business we acquired from Jekyll Island Ventures, Inc. in 2009. We anticipate that Gotham’s business and revenues will continue to grow throughout 2011. Gotham generated revenues of $413,659 and a net loss of $(359,423) for the six months ended June 30, 2010 and revenues of $863,829 and a net income of $116,582 for the six months ended June 30, 2011.

Cash provided by continuing and discontinuing investing activities was $14,237 and $330,000 respectively, for the first six months ending June 30, 2011 and cash provided by discontinuing investing activities was $1,066,822 for the six months ending June 30, 2010.   The entire source of cash provided by discontinued investing activities is the DDC contingency payments and the cash provided by continuing investing activities is  cash flows from our Gotham subsidiary..

Cash provided by financing activities was $0 for the six months ending June 30, 2011 compared to cash used by financing activities of $34,058 for the six months ending June 30, 2010.   The cash flow from financing activities in the first six months of fiscal 2010 was an increase in a loan payable to a related party from our subsidiary Gotham.

Supplemental Cash Flow Activity

In the six months ending June 30, 2011 the company paid income taxes of $13,940 compared to $384,934 for the six months ending June 30, 2010. The decrease in taxes was due to tax overpayments in 2010. The Company also paid interest of $1,372 during the first six months of fiscal year 2011 compared to . $480 during the first six months of fiscal year 2010.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Required.

Item 4. Controls and Procedures.

Evaluation of disclosure controls and procedures. Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of its disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of June 30, 2011. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls. There were no changes in our internal controls over financial reporting during the second fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended June 30, 2011.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 15, 2011.

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