Form 10-Q
period 2011-09-30
iGambit, Inc.
filed 2011-11-10
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                       to

Commission file number 000-53862

iGambit, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	11-3363609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1600 Calebs Path Extension, Suite 114
Hauppauge, New York 11788
(Address of Principal Executive Offices) (Zip Code)

(631) 780-7057
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

The Registrant had 23,954,056 shares of its common stock outstanding as of November 14, 2011.

 iGambit, Inc.
Form 10-Q

PART I — FINANCIAL INFORMATION

IGAMBIT INC.
CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,	DECEMBER 31,
	2011	2010

ASSETS

Current assets
Cash	$303,507	$465,549
Accounts receivable	256,333	124,651
Prepaid expenses	175,436	326,245
Notes receivable	436,512	472,000
Notes receivable - stockholders	17,000	17,000
Assets from discontinued operations	689,828	812,730

Total current assets	1,878,616	2,218,175

Property and equipment, net	20,042	5,087

Other assets
Goodwill	111,026	111,026
Deposits	2,500	2,500

Total other assets	113,526	113,526

	$2,012,184	$2,336,788

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$230,996	$326,227
Note payable - related party	25,390	25,390

Total current liabilities	256,386	351,617

Stockholders' equity
Common stock, $.001 par value; authorized - 75,000,000 shares;
issued and outstanding - 23,954,056 shares, respectively	23,954	23,954
Additional paid-in capital	2,403,090	2,402,275
Accumulated deficit	(671,246)	(441,058)

Total stockholders' equity	1,755,798	1,985,171

	$2,012,184	$2,336,788

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2011	2010	2011	2010
		Restated		Restated

Sales	$410,258	$232,343	$1,299,602	$646,002

Cost of sales	191,056	99,387	542,869	243,712

Gross profit	219,202	132,956	756,733	402,290

Operating expenses
General and administrative expenses	458,574	448,881	1,361,635	1,307,621

Loss from operations	(239,372)	(315,925)	(604,902)	(905,331)

Other income
Interest income	8,110	1,853	22,280	2,771

Loss from continuing operations before income tax benefit	(231,262)	(314,072)	(582,622)	(902,560)

Income tax expense (benefit)	(77,789)	(116,984)	(192,649)	(346,049)

Loss from continuing operations	(153,473)	(197,088)	(389,973)	(556,511)

Discontinued operations
Income from discontinued operations	--	330,199	242,099	1,537,486
Provision for income taxes	--	120,467	82,314	607,307

Income from discontinued operations, net of taxes	--	209,732	159,785	930,179

Net income (loss)	$(153,473)	$12,644	$(230,188)	$373,668

Basic and fully diluted earnings (loss) per common share:
Continuing operations	$(.00)	$(.01)	$(.02)	$(.03)
Discontinued operations, net of tax	$.00	$.01	$.01	$.04
Net earnings per common share	$.00	$.00	$(.01)	$.01

Weighted average common shares outstanding	23,954,056	23,954,056	23,954,056	23,954,056

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30,

	2011	2010
		Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(230,188)	$373,668
Adjustments to reconcile net income (loss) to net
cash used by operating activities
Income from discontinued operations	(159,785)	(930,179)
Depreciation	4,436	894
Stock-based compensation	815	5,832
Increase (Decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable	(131,682)	(69,446)
Prepaid expenses	150,809	(321,284)
Accounts payable	(95,231)	292,708

Net cash used by continuing operating activities	(460,826)	(647,807)
Net cash used by discontinued operating activities	(82,312)	(605,466)

NET CASH USED BY OPERATING ACTIVITIES	(543,138)	(1,253,273)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(19,392)	(4,158)
Increase in notes receivable	--	(200,000)
Proceeds from repayments of notes receivable	35,488	--

Net cash provided (used) by continuing investing activities	16,096	(204,158)
Net cash provided by discontinued investing activities	365,000	1,500,422

NET CASH PROVIDED BY INVESTING ACTIVITIES	381,096	1,296,264

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in loans payable to related party	--	26,886

NET INCREASE (DECREASE) IN CASH	(162,042)	69,877

CASH - BEGINNING OF PERIOD	465,549	857,074

CASH - END OF PERIOD	$303,507	$926,951

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,826	$851
Income taxes	13,940	390,634

Non-cash investing and financing activities:
Stock-based compensation expense	$815	$5,832

IGAMBIT INC.

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2011 and 2010

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

Note 2 – Discontinued Operations

Sale of Business

On February 28, 2006, the Company entered into an asset purchase agreement with Digi-Data Corporation (“Digi-Data”), whereby Digi-Data acquired the Company’s assets and its online digital vaulting business operations in exchange for $1,500,000, which was deposited into an escrow account for payment of the Company’s outstanding liabilities.  In addition, as part of the sales agreement, the Company receives payments from Digi-Data based on 10% of the net vaulting revenue payable quarterly over five years.  The Company is also entitled to an additional 5% of the increase in net vaulting revenue over the prior year’s revenue.  These adjustments to the sales price are included in the discontinued operations line of the statements of operations.

The assets of the discontinued operations are presented in the balance sheets under the captions “Assets of discontinued operations”.  The underlying assets of the discontinued operations consist of accounts receivable of $689,828 and $812,730 as of September 30, 2011 and December 31, 2010, respectively.

Accounts Receivable

Accounts receivable includes 50% of contingency payments earned for the previous quarter.  Reserve for bad debts of $250,000 was charged to operations for the year ended December 31, 2010.  No reserve for bad debts was charged to operations for the nine months ended September 30, 2011.

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

The Company’s revenues from continuing operations, consists of revenues primarily from sales of products and services rendered to real estate brokers.  Revenues are recognized upon delivery of the products or services.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include checking and money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

Accounts Receivable

The Company analyzes the collectability of accounts receivable each accounting period and adjusts its allowance for doubtful accounts accordingly.  A considerable amount of judgment is required in assessing the realization of accounts receivables, including the current creditworthiness of each customer, current and historical collection history and the related aging of past due balances.  The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment.  There was no bad debt expense charged to operations for the nine months ended September 30, 2011 and 2010, respectively.

Prepaid Expenses

Prepaid expenses consist of the following:

                                                                                       September 30,    December 31,

                                                                                                2011                2010

Prepaid federal income taxes                                            $ 118,416         $ 249,558

Prepaid state income taxes                                                     23,677              72,264

Prepaid insurance                                                                   33,343                4,423

                                                                                          $ 175,436         $ 326,245

Property and equipment and depreciation

Property and equipment are stated at cost.  Depreciation for both financial reporting and income tax purposes is computed using combinations of the straight line and accelerated methods over the estimated lives of the respective assets.  During the nine months ended September 30, 2011, the Company purchased computer equipment totaling $19,392. Computer equipment is depreciated over 5 years.  Maintenance and repairs are charged to expense when incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

Depreciation expense of $4,436 and $894 was charged to operations for the nine months ended September 30, 2011 and 2010, respectively.

Goodwill

Goodwill represents the fair market value of the common shares issued and common stock options granted by the Company for the acquisition of Jekyll by the Company’s subsidiary, Gotham.  In accordance with ASC Topic No. 350 “Intangibles – Goodwill and Other”), the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test, and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified. A lack of projected future operating results from Gotham’s operations may cause impairment.  At December 31, 2010, the Company performed an impairment study and determined that there is no indication that present and future cash flows are not expected to be sufficient to recover the carrying amount of goodwill.  The Company has not performed an impairment study during the nine months ended September 30, 2011.  Based on the Company’s evaluation of goodwill, no impairment was recorded during the nine months ended September 30, 2011.

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

Note 5 – Notes Receivable

In connection with a letter of intent the Company entered into with Allied Airbus, Inc. (“Allied”) on July 20, 2010 to which both parties were unable to reach a mutually acceptable definitive agreement, the Company provided various loans to Allied totaling $436,512 at September 30, 2011, for which promissory notes were issued.  The notes are personally guaranteed by the officers of Allied, bear interest at a rate of 6% and are due in one year. As of September 30, 2011, $93,516 of the notes became past due.  On October 26, 2011, the Company sent demand notices to Allied demanding payment of the past due balance plus applicable accrued interest.

Accrued interest on the notes was $26,965 for the nine months ended September 30, 2011.

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

	Nine Months Ended September 30,
	2011	2010
StocS Stock options	2,768,900	2,468,900
Aver Common stock warrants	3,085,000	3,085,000

Basic Total shares excluded from calculation	5,853,900	5,553,900

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

In 2006, the Company adopted the 2006 Long-Term Incentive Plan (the "2006 Plan").   Awards granted under the 2006 plan have a ten-year term and may be incentive stock options, non-qualified stock options or warrants. The awards are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a three or four year period. Effective January 1, 2006, we recognized compensation expense ratably over the vesting period, net of estimated forfeitures. As of September 30, 2011, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 plan.

The 2006 Plan provides for the granting of options to purchase up to 10,000,000 shares of common stock.  8,822,000 options have been issued or exercised to date.  There are 8,617,520 options outstanding under the 2006 Plan.

				Weighted
				Average
			Weighted	Remaining
		Average	Average	Contractual
	Warrants	Exercise Price	Grant-Date Fair Value	Life (Years)
Warrants outstanding at January 1, 2011	3,085,000	$0.83	$0.10
No warrant activity	--	--	--
Warrants outstanding at September 30, 2011	3,085,000	$0.83	$0.10	1.72

Warrant activity during the nine months ended September 30, 2011 follows:

Stock Option Plan activity during the nine months ended September 30, 2011 follows:

				Weighted
				Average
			Weighted	Remaining
		Average	Average	Contractual
	Options	Exercise Price	Grant-Date Fair Value	Life (Years)
Options outstanding at January 1, 2011	2,468,900	$0.03	$0.10
Granted during 2011	300,000	0.10	0.10
Options outstanding at September 30, 2011	2,768,900	$0.04	$0.10	7.11

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

Nine months ended September 30,
	__2011__	__2010__
Weighted average risk-free rate	0.64%	4.87%
Average expected life in years	5.0	5.0
Expected dividends	None	None
Volatility	44%	36%
Forfeiture rate	0%	0%

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

Note 9 - Income Taxes

The tax provision at September 30 consists of the following:

                                                                                    2011                2010

From operations:

Continuing operations:

Current tax expense (benefit):

    Federal                                                              $(192,649)        $ (275,153)

    State and local                                                                 --             (73,198)

                                                                                (192,649)          (348,351)

Deferred tax expense (benefit)                                          --                        --

    Total from continuing operations                       (192,649)          (348,351)

Discontinued operations:

Current tax expense (benefit)

    Federal                                                                   82,314             479,696

    State and local                                                               --              127,611

                                                                                   82,314             607,307

Deferred tax expense (benefit):

    Federal                                                                          --                       --

    State and local                                                               --                        --

                                                                                           --                       --

    Total from discontinued operations                      82,314             607,307

    Total                                                                 $ (110,335)         $258,956

A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

                                                                                    Nine Months Ended

                                                                                         September 30,

                                                                                    2011                2010

Statutory tax rate                                                        34.0%              34.0%

  Effect of:

State income taxes, net of

federal income tax benefit                                            0.0%                5.5%

Tax effect of expenses that are not

  deductible for income tax purposes                          (0.9)%              (4.2)%

Effective tax rate                                                        33.1%              35.3%

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

In accordance with ASC Topic No. 740, Income Taxes, a valuation allowance is established based on the future recoverability of deferred tax assets.  This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, the Company’s most recent results of operations and expected future profitability.  Management has determined that no valuation allowance related to deferred tax assets is necessary at September 30, 2011 and December 31, 2010.

Note 10 - Retirement Plan

Gotham has adopted the Gotham Innovation Lab, Inc. SIMPLE IRA Plan, which covers substantially all employees. Participating employees may elect to contribute, on a tax-deferred basis, a portion of their compensation in accordance with Section 408 (a) of the Internal Revenue Code. The Company matches up to 3% of employee contributions.  The Company's contributions to the plan for the nine months ended September 30, 2011 and 2010 were $9,284 and $10,242, respectively.

Note 11 – Significant Customers

Sales of Gotham to two customers amounted to approximately 58% of Gotham’s total sales for the nine months ended September 30, 2011 at 32%, and 26%, respectively.

Note 12 – Risks and Uncertainties

Uninsured Cash Balances

Substantially all amounts of cash accounts held at financial institutions are insured by the FDIC.

Note 13 - Related Party Transactions

Notes Receivable - Stockholders

The Company provided loans to a stockholder totaling $17,000 at September 30, 2011 and December 31, 2010.  The loans bear interest at a rate of 6% and are due on December 31, 2011.

Accrued interest on the note was $763 for the nine months ended September 30, 2011 and 2010, respectively.

Note Payable – Related Party

Gotham was provided loans from an entity that is controlled by the officers of Gotham totaling $25,390 at September 30, 2011 and December 31, 2010.  The note bears interest at a rate of 5.5% and is due on December 31, 2011.

Interest expense of $531 and $516 was charged to operations for the nine months ended September 30, 2011 and 2010, respectively.

Lease Commitment

iGambit Inc. entered into an operating lease for office space for a term of 12 months effective June 1, 2011.  Monthly rent under the lease is $2,600.

Gotham has an operating lease for office space renewable annually on October 16 at a monthly rent of $5,500.

Rent expense of $72,112 and $67,400 was charged to operations for the nine months ended September 30, 2011 and 2010, respectively.

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

As of December 31, 2010, accounts receivable included 50% of contingency payments earned for the previous quarter. Reserve for bad debt of $250,000 was charged to operations for the year ended December 31, 2010. No reserve for bad debts was charged to operations for the nine months ended September 30, 2011.

Property and equipment and depreciation

     Property and equipment are stated at cost. Depreciation for both financial reporting and income tax purposes is computed using combinations of the straight line and accelerated methods over the estimated lives of the respective assets. During the nine months ended September 30, 2011, the Company purchased computer equipment totaling $ 19,392. Computer equipment is depreciated over 5 years. Maintenance and repairs are charged to expense when incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

     Depreciation expense of $4,436 and $894 was charged to operations for the nine months ended September 30, 2011 and 2010, respectively.

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

At December 31, 2010, the Company performed an impairment study and determined that there is no indication that present and future cash flows are not expected to be sufficient to recover the carrying amount of goodwill.  The Company has not performed an impairment study during the nine months ended September 30, 2011.  Based on the Company’s evaluation of goodwill, no impairment was recorded during the nine months ended September 30, 2011.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

 iGambit is a company focused on the technology markets. Our sole operating subsidiary, Gotham Innovation Lab, Inc., is in the business of providing media technology services to the real estate industry. During the year ended December 31, 2010 and during the nine months ended September 30, 2011 Gotham produced approximately $850,222 and $ 1,234,412 of revenue, respectively. We are focused on expanding the operations of Gotham by marketing the company to existing and potential new clients. Currently Gotham has several proposals outstanding to franchisees of one of its main customers, as well as other potential new clients.  In addition to Gotham’s operations, we were receiving Quarterly Revenue Share Payments and Annual Increase Payments from Digi-Data Corporation, which were payable pursuant to the terms of an agreement under which we sold certain assets to DDC in 2006. We earned $1,898,435 and $242,099 of Contingency Payments from DDC in the year ended December 31, 2010, and the nine months ended September 30, 2011, respectively.  The agreement with DDC ended on February 28, 2011. We expect the balance of the amounts due to be paid during 2011.   We are also focused on acquiring or partnering with additional technology companies.

     Assets. At September 30, 2011, we had $2,012,184 in total assets, compared to $2,336,788 at December 31, 2010.    The decrease in total assets was primarily due to the decrease in cash used to fund the loss.

     Liabilities. At September 30, 20110, our total liabilities were $256,386 compared to $351,617 at December 31, 2010. Liabilities consist of accounts payable and a note payable to a related party.  We do not have any long term liabilities.  The decrease in total liabilities was primarily due to the decrease in the income tax provision.

     Stockholders’ Equity (Deficit). Our stockholders’ equity decreased to $1,755,798 at September 30, 2011 from $1,985,171 at December 31, 2010. This decrease was primarily due to an increase in accumulated deficit from $(441,058) at December 31, 2010 to $(671,246) at September 30, 2011 resulting from the end of the contingency payments from Digi-Data Corp.

Three Months Ended September 30, 2011 as Compared to Three Months Ended September 30, 2010

     Revenues and Net Income. We had $410,258 of revenue during the three months ended September 30, 2011, as compared to $232,343 revenue during the three months ended September 30, 2010.  The increase in revenue was due to revenue generated by our acquired subsidiary Gotham.  In addition, we had no income from discontinued operations for the three months ended September 30, 2011, compared to $330,199 for the three months ended September 30, 2010 and net loss of $(153,473) for the three months ended September 30, 2011, compared to net income of $12,644 for the three months ended September 30, 2010.  Our decrease in income from discontinued operations was due to the Digi-Data agreement ending on February 28, 2011.

     General and Administrative Expenses. General and Administrative Expenses increased to $458,574 for the three months ended September 30, 2011 from $448,881 for the three months ended September 30, 2010. For the three months ended September 30, 2011 our General and Administrative expenses consisted of corporate administrative expenses of $128,682, legal and accounting fees of $21,760, and payroll expenses of $307,317 and compensation for vested options of $815.  For the three months ended September 30, 2010 our General and Administrative Expenses consisted of corporate administrative expenses of $149,381, legal and accounting fees of $38,208, payroll expenses of $255,460 and compensation for vested warrants expense of $5,832. The increases from the three months ended September 30, 2010 to the three months ended September 30, 2011 relate primarily to: (i) professional costs associated with the preparation and filing of a registration statement with the SEC; and (ii) costs associated with the operation of our Gotham subsidiary. Costs associated with the operation of our Gotham subsidiary should remain level going forward, subject to a material expansion in the business operations of Gotham which would likely increase our corporate administrative expenses. Further, we anticipated an increase in legal and accounting fees in 2011 as a result of having become a reporting company under the Securities Exchange Act of 1934.

Nine months ended September 30, 2011 as Compared to Nine months ended September 30, 2011

     Revenues and Net Income. We had $1,299,602 of revenue during the nine months ended September 30, 2011, as compared to revenue of $646,002 during the nine months ended September 30, 2010.  The increase in revenue was due to revenue generated by our acquired subsidiary Gotham.  In addition, we had income from discontinued operations of $242,099 for the nine months ended September 30, 2011, compared to $1,537,486 for the nine months ended September 30, 2010, and net loss of $(230,188) for the nine months ended September 30, 2011, compared to net income of $373,668 for the nine months ended September 30, 2010. Our decrease in revenue was due to the Digi-Data agreement ending on February 28, 2011.

     General and Administrative Expenses. General and Administrative Expenses increased to $1,361,635 for the nine months ended September 30, 2011 from $1,307,621 for the nine months ended September 30, 2010. For the nine months ended September 30, 2011 our General and Administrative Expenses consisted of corporate administrative expenses of $375,122, legal and accounting fees of $114,411 and payroll expenses of $871,287 and compensation for vested options expense of $815. For the nine months ended September 30, 2010 our General and Administrative Expenses consisted of corporate administrative expenses of $377,262, legal and accounting fees of $112,938, initial public offering expenses of $58,276, payroll expenses of $753,313 and compensation for vested warrants expense of $5,832.   The increases from the nine months ended September 30, 2010 to the nine months ended September 30, 2011 relate primarily to: (i) salaries for the addition of the Gotham subsidiary officers and staff; (ii) professional costs associated with the preparation and filing of a registration statement with the SEC; and (iii) costs associated with the operation of our Gotham subsidiary. Costs associated with our officers’ salaries and the operation of our Gotham subsidiary should remain level going forward, subject to a material expansion in the business operations of Gotham which would likely increase our corporate administrative expenses. Further, whereas the additional professional fees associated with the acquisition of Jekyll Island Ventures, Inc. will not carry over into future periods we anticipate an increase in legal and accounting as we engage in other acquisitions, and we anticipate an increase in legal and accounting fees in 2011 as a result of having become a reporting company under the Securities Exchange Act of 1934.

Liquidity and Capital Resources

As reflected in the accompanying consolidated financial statements, at September 30, 2011, we had $303,507 of cash and stockholders’ equity of $1,755,798. At September 30, 2011 we had $2,012,184 in total assets, compared to $2,336,788 at December 31, 2010.

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

            Cash used in operating activities was $543,138 for the nine months ending September 30, 2011, compared to cash used in operating activities of $1,253,273 for the nine months ending September 30, 2010. Our primary source of operating cash flow for the nine months ending September 30, 2011 was from prepaid expenses of $150,809, compared to net income of $373,668 for the nine months ending September 30, 2010.  The primary source of net income (loss) is income from discontinued operations totaling $159,785 for the nine months ending September 30, 2011 (net of taxes of $82,314) compared to income from discontinued operations of $930,179 for the nine months ended September 30, 2010 (net of taxes of $607,307).  Income from discontinued operations is comprised solely of income from DDC contingency payments, which is classified as cash provided by discontinued investing activities. We receive Quarterly Revenue Share Payments and Annual Increase Payments from Digi-Data Corporation, which are payable pursuant to the terms of an agreement under which we sold certain assets to DDC in 2006.  Revenue earned from DDC was $242,099 for the nine months ended September 30, 2011.  We received $365,000 in cash payments from DDC which was offset by a decrease in accounts receivable included in Assets from Discontinued Operations.  Of the $1,537,486 revenue earned from DDC during the nine months ended September 30, 2010, $1,348,680 was for the first three quarters Contingency Payments and $188,806 was accrued revenue for the 5% year to year Contingency Payment for the months January 2010 to September 2010. $472,384 for the first quarter Contingency Payment was paid in May 2010 and the second quarter Contingency Payment was paid the first and second a quarter of 2011. $35,000 was received in the third quarter of 2011 and applied against the outstanding Digi-Data accounts receivable. The Digi-Data agreement ended on February 28, 2011

In addition to the DDC Contingency Payments, we receive revenue from the operation of our Gotham subsidiary, which operates the business we acquired from Jekyll Island Ventures, Inc. in fourth quarter 2009. We anticipate that Gotham’s business and revenues will continue to grow throughout 2011. Gotham generated revenues of $639,642 and incurred a net loss of $(250,503) for the nine months ended September 30, 2010 and revenues of $1,234,412 and net income of $78,182 for the nine months ended September 30, 2011.

Cash provided by continuing and discontinuing investing activities was $16,096 and $365,000 respectively, for the first nine months ended September 30, 2011 and cash used by continuing investing activities was $(204,158) and cash provided by discontinuing investing activities was $1,500,422 for the nine months ended September 30, 2010.   The entire source of cash provided by discontinued investing activities is the DDC contingency payments and the cash provided by continuing investing activities is cash flows from our Gotham subsidiary.

Cash provided from financing activities was $0 for the nine months ended September 30, 2011 compared to $26,886 for the nine months ended September 30, 2010.   The cash flow from financing activities in the first nine months of fiscal 2010 was an increase in a loan payable to a related party from our subsidiary Gotham.

Supplemental Cash Flow Activity

In the nine months ended September 30, 2011 the company paid income taxes of $13,940 compared to $390,634 for the nine months ended September 30, 2010. The decrease in taxes was due to tax overpayments in 2010. The Company also paid interest of $1,826 during the first nine months of fiscal year 2011 compared to $851 during the first nine months of fiscal year 2010.

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

Changes in internal controls. There were no changes in our internal controls over financial reporting during the third fiscal quarter of 2011 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II — OTHER INFORMATION

Item 1.	Legal Proceedings.

From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended September 30, 2011.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 10, 2011.

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