Form 10-K
period 2011-12-31
iGambit, Inc.
filed 2012-03-30
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53862

iGAMBIT, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3363609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1050 W. Jericho Turnpike, Suite A
Smithtown, New York 11787
(Address of principal executive offices)

(631) 670-6777	(631) 780-7055
(Registrant’s telephone number)	(Registrant’s former telephone number)

Securities registered under Section 12(b) of the Exchange Act:

Title of Each Class: NONE	Name of Each Exchange on Which Registered:

Securities registered pursuant to Section 12(g) of the Act: Common Stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐     No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Date File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Section 232.405 of the chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the act): Yes ☐     No ☑

There is not currently a market for the Registrant’s common stock.

As of  March 30, 2012 there were 23,954,056 shares of the Registrant’s $0.001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

iGAMBIT, INC.
FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2011

TABLE OF CONTENTS

     This annual report on Form 10-K is for the year ended December 31, 2011. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “Company,” “we,” “us” and “our” refer to iGambit, Inc. and its subsidiaries.

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

OUR COMPANY

Introduction

We are a company focused on the technology markets. Presently we have one operating subsidiary in the business of providing media technology services to the real estate industry.  Revenues consist mostly of revenues from the operation of our Gotham subsidiary ($1,623,654 during the year ended December 31, 2011), revenue from technical consulting fees of $160,250,  and the receipt of Quarterly Revenue Share Payments and Annual Increase Payments from DDC.  Payments earned from DDC totaled $247,860during the year ended December 31, 2011, all of which  was for January and February 2011 Contingency Payments.  Payments earned from DDC totaled $1,898,435 during the year ended December 31, 2010, of which $1,724,838 was for the four quarters of 2010 Contingency Payments and $173,597 was accrued revenue for the 5% year to year Contingency Payment for the year ended December 31, 2010.  The agreement with DDC ended on February 28, 2011. We expect the balance of the amounts due to be paid during 2012.

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

Our Strategy to Grow the Company

General

We have an overall corporate business plan as a holding company to seek out and acquire operating companies.  Phase one of our strategy is near completion. We have established new corporate headquarters and a website, expanded our board to include 3 outside independent directors, set up quarterly board meetings, engaged a sophisticated full service law firm, engaged a PCOAB auditing firm, engaged an investment banking firm as advisors to assist in the analysis of target acquisitions, and become an SEC reporting company.  In addition, we have identified and acquired our first target company, Jekyll Island Ventures Inc., as a result of a 10 year relationship with Jekyll’s management. While completing phase one of our strategy we are working on a daily basis towards phase two of our strategy, identifying further acquisitions.

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

o    Cloud Computing

o    Social Networks

o    Media Distribution

o    Travel Services

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

Diligence Process

                Upon receipt of a business plan, the procedure is for management to review the business plan and determine if it satisfies the Company’s acquisition criteria, and whether the business plan should be rejected or pursued further. If the plan satisfies the requirements, then Management meets with the target’s management to determine if there is a synergy that can work and to explore the business plan in greater detail. Generally this occurs over several meetings and can take some time. Depending on the nature of the business, management may enlist certain technical or industry consultants to meet with the target and provide feedback and analysis. Management will also review the target’s financials.  If the analysis suggests the target should be explored further Management will present the opportunity to the BOD for approval to pursue the opportunity further. One or two outside directors may meet with the target to make an independent assessment. If the opportunity is approved for further exploration management will discuss potential purchase structure with target’s management to be sure that a meeting of the minds exists for a potential deal.   At this point management will request that our investment banking advisors give their opinion of the industry, the market and potential financing options of the deal. Often, the investment bankers will meet with target’s management.  The investment banker’s feedback is presented to the board and, if positive, the Board analyzes the proposed financing structure, discusses effects of a transaction on the Company as they relate to taxes, capitalization, stock value etc., engaging the necessary outside consultants. If all appears positive a letter of intent is negotiated and executed, additional diligence is conducted, and definitive transaction documents are negotiated and executed.

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

     Customers

    Gotham currently has less than 996 client accounts, including accounts ranging from single agent accounts to large “master accounts” with large firms such as Prudential Douglas Elliman and Halstead. Taking these and other master accounts into consideration, Gotham does business with over 3,000 New York City real estate agents. The following five customers constituted approximately 81% of the Company’s sales in 2011:  EGR International, Inc. – 5% of sales; Cambridge Who’s Who – approximately 9% of sales; Prudential Douglas Elliman Real Estate, LLC – approximately 38% of sales; Halstead Property Development Marketing LLC – approximately 4% of sales; and Christies Great Estates, Inc. – approximately 24% of sales.    The loss of any of the foregoing client accounts could have a material adverse affect on the company’s financial condition.

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

DDC Revenue Share Payments and Annual Increase Payments

                In connection with the sale of our assets to DDC in February 2006, DDC agreed to make certain ongoing payments to us, which payments have constituted a material amount of our revenues over the last several periods.  Specifically, DDC agreed to make quarterly payments to us, for a period of 5 years, in the amount equal to 10% of the Vault Net Revenues received by DDC through its operation of the Vault Business (the “Quarterly Revenue Share Payments”). “Vault Net Revenues” is defined in the APA as the gross revenue of DDC actually received by DDC that is solely and directly attributable to the Vault Business, to the extent that such revenue is derived from the provision of vault services and/or vault appliances which use the Big Vault core technology, less the sum of (i) any discount given by DDC in compensation for early payment, (ii) returns, allowances, quantity discounts and credits, (iii) any accounting reserve amount, as determined in accordance with GAAP, and (iv) shipping and mailing costs, duties, taxes and insurance. In addition, DDC agreed to make an annual payment to us after the 2nd, 3rd, 4th, and 5th anniversaries of the closing of the transaction, in an amount equal to 5% of any increase in the annual Vault Net Revenue over the immediately prior year’s Vault Net Revenue (the “Annual Increase Payments”, and together with the Quarterly Revenue Share Payments the “Revenue Share Payments”). A schedule of the Quarterly Revenue Share Payments and Annual Increase Payments received to date is set forth below.  The agreement with DDC ended on February 28, 2011. We expect the balance of the amounts due to be paid during 2012.

Period Covered	Amount	Date Received
March 1, 2006 - December 31, 2006 Quarterly Revenue Share Payment	$18,576.42	2/14/2007
1st Quarter 2007 Quarterly Revenue Share Payment	$20,085.64	7/18/2007
2nd Quarter 2007 Quarterly Revenue Share Payment	$54,429.29	9/18/2007
3rd Quarter 2007 Quarterly Revenue Share Payment	$81,761.49	12/17/2007
4th Quarter 2007 Quarterly Revenue Share Payment	$112,343.36	2/22/2008
1st Quarter 2008 Quarterly Revenue Share Payment	$142,403.25	5/1/2008
March 2007 — February 2008 Annual Increase Payment	$159,190.30	5/1/2008
2nd Quarter 2008 Quarterly Revenue Share Payment	$143,815.13	8/9/2008
3rd Quarter 2008 Quarterly Revenue Share Payment	$168,844.36	11/10/2008
4th Quarter 2008 Quarterly Revenue Share Payment	$246,005.85	3/10/2009
1st Quarter 2009 Quarterly Revenue Share Payment	$286,976.65	6/30/2009
March 2008 — February 2009 Annual Increase Payment	$222,322.00	6/30/2009
2nd Quarter 2009 Quarterly Revenue Share Payment	$325,514.21	9/25/2009
3rd Quarter 2009 Quarterly Revenue Share Payment	$364,196	12/24/2009
4th Quarter 2009 Quarterly Revenue Share Payment	$414,851	2/28/2010
1st Quarter 2010 Quarterly Revenue Share Payment	$472,384	5/26/2010
March 2009 — February 2010 Annual Increase Payment	$362,202	*
2nd Quarter 2010 Quarterly Revenue Share Payment	$536,349	**
3rd Quarter 2010 Quarterly Revenue Share Payment	$339,948	**
4th Quarter 2010 Quarterly Revenue Share Payment	$376,158	****
January and February 2011 Revenue Share Payment	$247,860	****
	4,4
	4,472,198

* $180,000 paid on 6/21/2010, and $182,202 paid on 7/26/2010.**$100,000 paid on 9/29/2010 $75,000 paid on 10/27/2010, $75,000 paid on 11/29/2010, $25,000 paid on 12/24/2010, $25,000 paid on 12/28/2010, $50,000 paid on 1/31/2011, $50,000 paid on 2/24/2011, $50,000 paid on 3/28/2011 $60,000 paid on 4/29/2011,  and $26,349 paid on 5/31/2011.

***Partial payments received. $33,651 paid on 5/31/2011, $60,000 paid on 6/30/2011, $5,000 paid on 7/29/2011, $5,000 paid on 8/31/2011, $25,000 paid on 9/29/2011, $25,000 paid on 10/14/2011, $25,000 paid on 10/28/2011, $25,000 paid on 11/14/2011, $25,000 paid on 12/7/2011 and $25,000 paid on 12/15/2011.

**** Not yet received.

Employees

     We presently have14 total employees, all of which are full-time.

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

OUR CORPORATE INFORMATION

     Our principal offices are located at 1050 W. Jericho Turnpike, Suite A, Smithtown, New York, 11787. Our telephone number is (631) 670-6777 and our fax number is (631) 670-6780. We currently operate two corporate websites that can be found at www.igambit.com and www.gothamphotocompany.com (the information on the foregoing websites does not form a part of this report).

ITEM 1A.	RISK FACTORS

     Not Required.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

     Not Required.

ITEM 2.	PROPERTIES

     Our principal executive office is located in Smithtown, New York, where we lease approximately 1000 square feet of office space. Monthly lease payments are approximately $1,500. The lease is for a term of five (5) years commencing on March 1, 2012 and ending on February 28, 2017.  The lease contains annual escalations of 2% of the annual rent.

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

 On November 1, 2011, we filed a lawsuit in the Circuit Court in and for Broward County, Florida, asserting claims against Allied Airbus, Inc. ( as "Borrower") and Michael Polo, Kishore Taneja and Alberto Gonzalez (collectively, as "Guarantors") for monetary damages arising from the breach of multiple promissory notes owed by Borrower to  us and to enforce guaranty agreements executed by Guarantors to secure payment of the promissory notes.    On or about January 20, 2012,  we filed an Amended Complaint after additional promissory notes owed by Borrower became due and following Borrower's and Guarantors' default on payment of same.  In response to the lawsuit, Borrower and Guarantors Polo and Taneja, filed a counterclaim that was subsequently amended on or about February 9, 2012.  The Amended Counterclaim asserts claims against  us for alleged fraud and for alleged violations of Florida's deceptive and unfair trade practices act for, amongst other things, the alleged failure to loan Allied $1,500,000.00 following an alleged prior commitment to do so.

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

HOLDERS

     As of March 30, 2012, there are 23,954,056 shares of our common stock outstanding, held of record by 159 persons.  We have 2,335,000 common stock warrants outstanding and 2,468,900 common stock options outstanding.

     As of March 30, 2012, approximately 21,737,018 shares of our common stock are eligible to be sold under Rule 144.

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

EQUITY COMPENSATION PLAN INFORMATION

     We currently have one equity compensation plan outstanding which is our 2006 Long Term Incentive Plan. The Plan was adopted by our directors and approved by our stockholders on March 26, 2006. The Plan permits the award of incentive stock options, non-qualified stock options, stock appreciation rights, and stock grants. We have reserved 10 million shares for issuance under the Plan, plus an annual increase equal to 10% of the number of outstanding shares of our common stock on the first day of each year, but in no event more than 15 million shares of common stock in the aggregate. As of December 31, 2011, there were 8,617,520 shares available for issuance under the Plan.

     In addition to our 2006 Long Term Incentive Plan, we have issued and outstanding compensatory warrants to two consultants entitling the holders to purchase a total of 275,000 shares of our common stock at an average exercise price of $per share. Warrants to purchase 25,000 shares of common stock vest upon 6 months after the Company engages in an IPO, have an exercise price of $3.00 per share, and expire 2 years after the Company engages in an IPO . Warrants to purchase 250,000 shares of common stock vest 100,000 shares on issuance (June 1, 2009), and 50,000 shares on each of the following three anniversaries of the date of issuance, have exercise prices ranging from $0.50 per share to $1.15 per share, and expire on June 1, 2019. The issuance of the compensatory warrants was not submitted to our shareholders for their approval.

     The following table describes our equity compensation plans as of December 31, 2011:

Number of Securities
Remaining Available
for Future Issuance
	Number of Securities		under Equity
	to be Issued Upon	Weighted Average	Compensation Plans
	Exercise of	Exercise Price of	(excluding securities
	Outstanding Options,	Outstanding Options,	referenced in
	Warrants and Rights	Warrants and Rights	column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by our stockholders (1)	2,768,900	$0.03	8,617,520

Equity compensation plans not approved by our stockholders	275,000	$0.83	0

(1)	Equity compensation plans approved by our stockholders consist of our 2006 Long Term Incentive Plan.

RECENT SALES OF UNREGISTERED SECURITIES

During 2011 we sold the following securities in transactions not registered under the Securities Act of 1933, as amended (the “Securities Act”):

On February 18, 2011 the Company cancelled the Consulting Agreement between the Company and Aquililla and entered a Business advisory Agreement with J.P. Turner and Company, where Aquililla was employed.  We issued warrants to purchase 2,000,000 shares of our common stock to JP Turner pursuant to the terms of the Business Advisory agreement between the Company and JP Turner. The warrants were issued as part consideration for the services rendered by JP Turner  under the consulting agreement, and were valued at $1,759 using the Black-Scholes pricing model.  500,000 warrants, at an exercise price of $0.50 per share, vested upon issuance; 500,000 warrants, at an exercise price of $0.65 per share, vest on the 1 year anniversary of issuance; 500,000 warrants, at an exercise price of $0.80 per share, vest on the 2 year anniversary of issuance; and 500,000 warrants, at an exercise price of $1.15 per share, vest on the 3 year anniversary of issuance.  At the time of the issuance JP Turner  was able to evaluate the risks and merits of the investment, had access to information regarding the Company, was given the opportunity to ask the Company’s management questions about the Company, and was able to bear the economic risk of the investment.  The securities were issued in reliance on Section 4(2) of the Securities Act, and contained a standard restrictive legend. On November 14, 2011 the company entered an agreement with JPTurner cancelling the warrants to purchase 2,000,000 shares of our common stock issued to JP Turner. On February 18, 2012 the Business Advisory agreement with JPTurner terminated.

On July 11, 2011, we issued options to purchase 300,000 shares of our common stock, at $0.01 per share, to our three outside Directors, George Dempster (100,000), James Charles (100,000) and John Waters (100,000). The options were issued in connection with services rendered.  The Company determined the fair value of the stock to be $.06 per share, and the fair value of the options at issuance to be $.0087 per share, based on the Black-Scholes pricing model. At the time of the issuances each of the three Directors, Dempster, Charles and Waters, were able to evaluate the risks and merits of the investment, had access to information regarding the Company, was given the opportunity to ask the Company’s management questions about the Company, and was able to bear the economic risk of the investment.  The securities were issued in reliance on Section 4(2) of the Securities Act, and contained a standard restrictive legend.

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

Accounts receivable includes 50% of contingency payments earned for the previous quarter.  Reserve for bad debts of $250,000 was charged to operations for the year ended December 31, 2010.  No reserve for bad debts was charged to operations for the year ended December 31, 2011.

Property and equipment and depreciation

Property and equipment are stated at cost.  Depreciation for both financial reporting and income tax purposes is computed using combinations of the straight line and accelerated methods over the estimated lives of the respective assets.  During the year ended December 31, 2011, the Company purchased computer equipment totaling $19,391. Computer equipment is depreciated over 5 years.  Maintenance and repairs are charged to expense when incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

Depreciation expense of $5,915 and $1,496 was charged to operations for the years ended December 31, 2011 and 2010, respectively.

Goodwill

          Goodwill represents the fair market value of the common shares issued and common stock options granted by the Company for the acquisition of Jekyll by the Company’s subsidiary, Gotham.  In accordance with ASC Topic No. 350 “Intangibles – Goodwill and Other”), the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test, and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified. A lack of projected future operating results from Gotham’s operations may cause impairment.   At December 31, 2011, the Company performed an impairment study and determined that there is no indication that present and future cash flows are not expected to be sufficient to recover the carrying amount of goodwill.  Based on the Company’s evaluation of goodwill, no impairment was recorded during the year ended December 31, 2011.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

iGambit is a company focused on the technology markets. Our sole operating subsidiary, Gotham Innovation Lab, Inc., is in the business of providing media technology services to the real estate industry. During the years ended December 31, 2011 and December 31, 2010 Gotham produced approximately $1,623,654 and $850,222 of revenue, respectively. We are focused on expanding the operations of Gotham by marketing the company to existing and potential new clients. Currently Gotham has several proposals outstanding to franchisees of one of its main customers, as well as other potential new clients. In addition to Gotham’s operations, we earned $160,250 in technical consulting fees, and we received Quarterly Revenue Share Payments and Annual Increase Payments from Digi-Data Corporation, which are payable pursuant to the terms of an agreement under which we sold certain assets to DDC in 2006. Contingency Payments earned from DDC under the agreement totaled $1,898,435 during the year ended December 31, 2010, of which $1,724,838 was for the four quarters of 2010 Contingency Payments and $173,597 was accrued revenue for the 5% year to year Contingency Payment for the year ended December 31, 2010.   We earned $247,860 under our arrangement with DDC during the year ended December 31, 2011 all of which was for  the January and February 2011Contingency Payments The agreement with DDC ended on February 28, 2011. We expect the balance of the amounts due to be paid during 2012.   We also continue to focus on acquiring or partnering with additional companies.

Year Ended December 31, 2011 as Compared to Year Ended December 31, 2010

     Assets. At December 31, 2011, we had $1,759,089 in current assets and $1,891,178 in total assets, compared to $2,218,175 in current assets and $2,336,788  in total assets as of December 31, 2010. The decrease in total assets was primarily due to the decrease in cash used to fund the loss.

     Liabilities. At December 31, 2011, we had total liabilities of $288,585 compared to $351,617 at December 31, 2010. Our total liabilities at December 31, 2011 consisted of accounts payable of $263,195, and a note to a related party of $25,390, whereas our total liabilities as of December 31, 2010 consisted of accounts payable of $326,227, and a note to a related party of $25,390, The decrease in total liabilities was primarily due to the decrease in the income tax provision.

     Stockholders’ Equity (Deficit). Our Stockholders’ Equity decreased to $1,602,593 at December 31, 2011 from $,1,985,171 at December 31, 2010. This decrease was primarily due to an increase in accumulated deficit from $(441,058) at December 31, 2010 to $(824,451) at December 31, 2011 resulting from the end of the contingency payments from Digi-Data Corp.

     Revenue and Net Income. We had revenue of $1,783,904 for the year ended December 31, 2011, compared to revenue of $874,774 for the year ended December 31, 2010. The increase in revenue was due primarily to revenue generated by our acquired subsidiary Gotham ($1,623,654).  We also earned revenue of $160,250 in technical consulting fees for the year ended December 31, 2011. In addition, we had income from discontinued operations of $163,588 for the year ended December 31, 2011, compared to $997,303 (net of taxes and reserve for bad debt) for the year ended December 31, 2010. Our net loss was ($383,393) for the year ended December 31, 2011, compared to a net income of $158,137 for the year ended December 31, 2010.  Our decrease in income from discontinued operations was due to the Digi-Data agreement ending on February 28, 2011. The decrease in net income was due primarily to the termination of the DDC agreement..

     General and Administrative Expenses. General and Administrative Expenses increased to $1,863,732 for the year ended December 31, 2011 from $1,829,401 for the year ended December 31, 2010. For the year ended December 31, 2011 our General and Administrative Expenses consisted of corporate administrative expenses of $471,281, legal and accounting fees of $160,907 consulting fees of $36,752, payroll expenses of $1,163,979, Directors and Officers Insurance of $15,813, and IPO business advisory expense of $15,000. For the year ended December 31, 2010 our General and Administrative Expenses consisted of corporate administrative expenses of $483,005, legal and accounting fees of $199,924, consulting fees of $27,738, payroll expenses of $1,111,931, and bad debt expenses of $6,803 related to doubtful accounts receivable of our Gotham subsidiary.. The increases from the year ended December 31, 2010 to the year ended December 31, 2011 relate primarily to: (i) 1; (i) professional costs associated with   the preparation and filing of a registration statement with the SEC; and (ii) an increase in insurance, business advisory, and accounting fees associated with being a reporting company under the Securities Exchange Act of 1934.  Further, in the event the company effectuates an acquisition in 2012 we anticipate additional professional fees associated with the acquisition.

LIQUIDITY AND CAPITAL RESOURCES

General

As reflected in the accompanying consolidated financial statements, at December 31, 2011, we had $224,800 cash and stockholders’ equity of $1,602,593.  At December 31, 2010, we had $465,549 cash and stockholders’ equity of $1,985,171.

Our primary capital requirements in 2012 are likely to arise from the expansion of our Gotham operations, and, in the event we effectuate an acquisition, from: (i) the amount of the purchase price payable in cash at closing, if any; (ii) professional fees associated with the negotiation, structuring, and closing of the transaction; and (iii) post closing costs. It is not possible to quantify those costs at this point in time, in that they depend on Gotham’s business opportunities, the state of the overall economy, the relative size of any target company we identify and the complexity of the related acquisition transaction(s). We anticipate raising capital in the private markets to cover any such costs, though there can be no guaranty we will be able to do so on terms we deem to be acceptable. We do not have any plans at this point in time to obtain a line of credit or other loan facility from a commercial bank.

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

Cash Flow Activity

Cash used in operating activities was $659,136  for the year ended December 31, 2011, compared to cash used in operating activities of $1,637,145 for the year ended December 31, 2010. Our primary source of operating cash flows from operating activities for years ended December 31, 2011 was from prepaid expenses of $83,411, compared to net income of $158,137 for the year ended December 30, 2010.  The primary source of net income (loss) is income from discontinued operations totaling $163,588 for the year ended December 31, 2011 (net of taxes of $82,314) compared to income from discontinued operations of $997,303 for the year ended December 31, 2010 (net of taxes and bad debt reserve of $933,602).  Income from discontinued operations is comprised solely of income from DDC contingency payments, which is classified as cash provided by discontinued investing activities. We received Quarterly Revenue Share Payments and Annual Increase Payments from Digi-Data Corporation, which were payable pursuant to the terms of an agreement under which we sold certain assets to DDC in 2006.  Revenue earned from DDC was $247,860 for the year ended December 31, 2011.  We received $490,000 in cash payments from DDC which was offset by a decrease in accounts receivable included in Assets from Discontinued Operations. Of the $1,930,905 revenue earned from DDC in the year ended December 31, 2010 we received $1,549,437 in cash payments from DDC of which $414,851 was for the fourth quarter 2009 Contingency Payment (paid in February 2010),  $472,384 was for the first quarter 2010 Contingency Payment (paid in May 2010), $362,202 was for the March 2009- February 2010 Annual Increase Contingency Payment (paid in June and July 2010), $300,000 was for the second quarter 2010 Contingency Payment (paid in September, October, November and December 2010), Additionally $381,468 was offset  by an increase in the accounts receivable included in Assets from Discontinued Operations Also included in discontinued investing activities is cash provided by DDC contingency payment escrow of $150,985 for the year ended December 31, 2010 resulting in net cash provided by discontinued investing activities of $1,700,422 and $400,290for the years ended December 31, 2010.and 2011, respectively.  The Digi-Data agreement ended on February 28, 2011.

In addition to the DDC Contingency Payments, we receive revenue from the operation of our Gotham subsidiary, which operates the business we acquired from Jekyll Island Ventures, Inc. in 2009. We anticipate that Gotham’s business and revenues will continue to grow throughout 2012. Gotham is currently cash neutral. Gotham generated revenues of $1,623,654 and net income of $44,998 in 2011 compared to revenues of $850,222 and a net loss of $(375,073) in 2010

Cash provided by continuing and discontinued investing activities was $418,387for the year ending December 31, 2011 compared to $1,222,734, for the year ended December 31, 2010.  Cash  provided by continuing investing activities was $18,097 for the year ending December 31, 2011 compared to cash used by continuing investing activities of  $477,688 for the year ended December 31, 2010. Cash provided by discontinued investing activities was $400,290 and $1,700,422 for the years ending December 31, 2011 and 2010, respectively. The entire source of cash provided by discontinued investing activities is the DDC contingency payments and the cash provided by continuing investing activities is cash flows from repayments of notes receivable.

Cash provided by financing activities was $0 for the year ended December 31, 2011 compared to cash provided by financing activities of $22,886 for the year ended December 31, 2010.   The cash provided by financing activities in the year ended December 31, 2010 was primarily from loans received from a related party.

Supplemental Cash Flow Activity

In the year ended December 31, 2011 the company paid income taxes of $6,399 compared to $389,357 for the year ended December 31, 2010.  The decrease in taxes was due to the net loss in 2011 and tax overpayments in 2010.  The company also paid interest of $2,375 during the year ended December 31, 2011 compared to interest of $1,767 during the year ended December 31, 2010.

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

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

                We carried out an evaluation, as required by paragraph (b) of Rule 13a-15 and 15d-15 of the Exchange Act under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011

Management’s Annual Report on Internal Control over Financial Reporting.

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

                Our management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on management’s assessment, we concluded that, as of December 31, 2011, our internal control over financial reporting was effective.

Change in Internal Controls

                      During the quarter ended December 31, 2011, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

     None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

     Our board of directors manages our business and affairs. Under our Articles of Incorporation and Bylaws, the Board will consist of not less than one, nor more than seven directors. Currently, our Board consists of five directors.

     The names, ages, positions and dates appointed of our current directors and executive officers are set forth below.

Name	Age	Position	Appointed
John Salerno	73	Chief Executive Officer, President, Chairman of the Board, and Director	March 2009 (appointed Chairman and Director in April 2000)
Elisa Luqman	47	Chief Financial Officer, Executive Vice President, General Counsel, and Director	March 2009 (appointed Director in August 2009)
James J. Charles	69	Director	March 2006
George G. Dempster	72	Director	January 2001
John Waters	66	Director	August 2009

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

Audit Committee

     The Audit Committee presently consists of Messrs. Charles, Waters, and Dempster, with Mr. Charles serving as chairman. Our Board has determined that Mr. Charles qualifies as an “audit committee financial expert” as defined under the federal securities laws. The Audit Committee is responsible for monitoring and reviewing our financial statements and internal controls over financial reporting. In addition, they recommend the selection of the independent auditors and consult with management and our independent auditors prior to the presentation of financial statements to stockholders and the filing of our forms 10-Q and 10-K. The Audit Committee has adopted a charter and it is posted on our web site at www.igambit.com.

Compensation Committee

     The Compensation Committee presently consists of Messrs. Charles, Waters, and Dempster, with Mr. Waters serving as chairman. The Compensation Committee is responsible for reviewing and recommending to the Board the compensation and over-all benefits of our executive officers, including administering the Company’s 2006 Long Term Incentive Plan. The Compensation Committee may, but is not required to, consult with outside compensation consultants. The Compensation Committee has  adopted a charter and the charter is  posted on our web site at www.igambit.com.

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) the Company is not aware of any person that failed to file on a timely basis, as disclosed in the aforementioned Forms, reports required by Section 16(a) of the Exchange Act during the year ended December 31, 2011.

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

The following table sets forth the compensation received by our executive officers, for their service, during the year ended December 31, 2011.

Current							Non-Equity
Officers							Incentive	Nonqualified
Name &						Option	Plan	Deferred	All Other
Principal		Salary		Bonus	Stock	Awards	Compensation	Compensation	Compensation		Total
Position	Year	($)		($)	($)	($)	($)	Earnings ($)	($)		($)
John Salerno	2011	225,000		0	0	0	0	0	10,087	(1)	235,087
CEO, President	2010	225,000		25,000	0	0	0	0	9,835	(2)	259,835
Chairman & Director,	2009	77,885	(3)	0	0	0	0	0	8,739	(4)	86,624
Elisa Luqman	2011	200,000		0	0	0	0	0	26,887	(5)
CFO, EVP, General	2010	200,000		25,000	0	0	0	0	11,068	(6)	211,068
Counsel, & Director	2009	69,231	7)	0	0	0	0	0	0		69,231

(1)	Includes $6,018 in health insurance premiums and $4,069 in life insurance premiums.
(2)	Includes $5,766 in health insurance premiums and $4,069 in life insurance premiums.
(3)	Does not include $200,000 in deferred compensation that was earned prior to December 31, 2006, and paid during 2009.

(4)	Includes $5,766 in health insurance premiums and $4,069 in life insurance premiums.
(5)	Includes $26,887 in health and dental insurance premiums.
(6)	Includes $11,068 in health and dental insurance premiums.
(7)	Does not include $150,000 in deferred compensation that was earned prior to December 31, 2006, and paid during 2009.

Employment Arrangements with Named Executive Officers

     The Company does not currently have any employment agreements with it executive officers.

Compensation of the Board of Directors

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
James Charles	59,000	0	0	$0.10	7/21/2020	0	0	0	0
James Charles	100,000	0	0	$0.10	7/11/2021	0	0	0	0
John Waters	500,000	0	0	$0.10	7/21/2020	0	0	0	0
John Waters	100,000	0	0	$0.10	7/11/2021	0	0	0	0
George Dempster	113,000	0	0	$0.10	7/21/2020	0	0	0	0
George Dempster	100,000	0	0	$0.10	7/11/2021	0	0	0	0

The following table sets forth the compensation received by our directors, for their service as directors, during the year ended December 31, 2011.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
John Salerno (1)	-	-	-	-	-	-	0
Elisa Luqman (1)	-	-	-	-	-	-	0
James J. Charles	$4,000	-	100,000	-	-	-	$4,000
George G. Dempster	$4,000	-	100,000	-	-	-	$4,000
John Waters	$4,000	-	100,000	-	-	-	$4,000

(1) These individuals serve as executive officers of the Company, and do not receive any   compensation for the services they provide as directors of the Company.

    Members of our Board receive $1,000 per quarter for their service to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information known to us, as of March 31, 2011, relating to the beneficial ownership of shares of common stock by: (i) each person who is known by us to be the beneficial owner of more than 5% of the Company’s outstanding common stock; (ii) each director; (iii) each executive officer; and (iv) all executive officers and directors as a group. Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) or securities that can be acquired by him within 60 days, including upon the exercise of options, warrants or convertible securities. The Company determines a beneficial owner’s percentage ownership by assuming that options, warrants and convertible securities that are held by the beneficial owner and which are exercisable within 60 days, have been exercised or converted. The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of iGambit, Inc., 1050 W. Jericho Turnpike, New York,, 11787. The percentages in the following table are based upon 23,954,056 shares outstanding as of March 31, 2011.

	Amount and Nature
	of Beneficial
Name of Beneficial Owner	Ownership		Percent of Class
John Salerno, C.E.O., President, Chairman of the Board, and Director	5,616,900	(1)	23.3%
Elisa Luqman, C.F.O., Executive Vice President, General Counsel and Director	5,715,000	(2)	23.9%
James J. Charles, Director	600,000	(3)	2.5%
George G. Dempster, Director	605,000	(4)	2.5%
John Waters, Director	600,000	(5)	2.5
Mehul Mehta	2,450,000		10.2%
Executive Officers and Directors as a Group:	13,136,900	(6)	54.8%

1.

Includes: options to purchase 46,900 shares of common stock at $0.01 per share held by John L. Salerno, Mr. Salerno’s son; and options to purchase 100,000 shares of common stock at $0.01 per share held by Dean T. Salerno, Mr. Salerno’s son.

2.	Includes 245,000 shares of common stock held by Muhammad Luqman, Ms. Luqman’s husband.
3.	Includes options to purchase 159,000 shares of the common stock at $0.10 per share.
4.	Includes options to purchase 213,000 shares of the common stock at $0.10 per share.
5.	Includes options to purchase 600,000 shares of the common stock at $0.10 per share.
6.	Includes the disclosures in footnotes 1 through 5 above.

ITEM 13.	CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

     The following table shows what Michael F. Albanese, CPA billed for the audit and other services for the years ended December 31, 2011 and December 31, 2010.

	Year Ended	Year Ended
	12/31/ 2011	12/31/2010
Audit Fees	$35,183	$35,030
Audit-Related Fees	---	---
Tax Fees	---	—
All Other Fees	---	—

Total	$35,183	$35,030

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

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PART IV

(a) Financial Statements

(b) Exhibits

Exhibit No.	Description

3.1 (i)	Certificate of Incorporation, filed with the Delaware Secretary of State on April 13, 2000 (1)
3.1(ii)	Certificate of Merger, filed with the Delaware Secretary of State on April 18, 2000 (1)
3.1(iii)	Certificate of Amendment Changing Name, filed with the Delaware Secretary of State on December 19, 2000 (1)
3.1(iv)	Certificate of Merger filed with the Delaware Secretary of State on February 17, 2006 (1)
3.1 (v)	Certificate of Amendment Changing Name filed with the Delaware Secretary of State on April 5, 2006 (1)
3.1(vi)	Certificate of Amendment Increasing Authorized Common Stock to 75 Million Shares, filed with the Delaware Secretary of State on December 2, 2009 (1)
3.2	Bylaws (1)
4.1	Form of Stock Certificate (2)
4.2	Common Stock Purchase Warrant issued to Douglas Aquilila (6)
4.3	Common Stock Purchase Warrant issued to Roetzel & Andress (3)
10.1	iGambit, Inc. 2006 Long Term Incentive Plan, Amended 12/31/2006 (1)
10.2	Douglas Aquililla Consulting Agreement (6)
10.3	Employment Agreement between Digi-Data Corporation and Mr. Salerno (2)
10.4	Employment Agreement between Digi-Data Corporation and Mrs. Luqman (2)

14	Code of Ethics (5)
21	Subsidiaries (1)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
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

(1)	Incorporated by reference to Form 10 filed on December 31, 2009.
(2)	Incorporated by reference to Amendment No. 1 to Form 10 filed on June 11, 2010.
(3)	Filed with initial Form 10-K on June 15, 2010.
(4)	We hereby agree to furnish the SEC with any omitted schedule or exhibit upon request.
(5)	Filed with Form 10-K/A (Amendment No. 1) on September 13, 2010.
(6)	Filed with Form 10-K on March 31, 2011.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hauppauge, New York, on March 30, 2012.

iGAMBIT, INC.
March 30, 2012	By:	/s/ John Salerno
John Salerno, Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated:

Signature	Title	Date

/s/ John Salerno John Salerno	Chief Executive Officer and Director	March 30, 2012
/s/ Elisa Luqman Elisa Luqman	Chief Financial Officer, Executive Vice President, General Counsel, Principal Accounting Officer and Director	March 30, 2012
/s/ James J. Charles James J. Charles	Director	March 30, 2012
/s/ George G. Dempster George G. Dempster	Director	March 30, 2012
/s/ John Waters John Waters	Director	March 30, 2012

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

 To the Board of Directors and Shareholders of:

 iGambit Inc.

I have audited the accompanying Consolidated Balance Sheets of iGambit Inc. and subsidiaries (the "Company") as of December 31, 2011 and 2010, and the related Consolidated Statements of Operations, Shareholders' Equity, and Cash Flows for the years then ended.  These consolidated financial statements are the responsibility of the Company's management.  My responsibility is to express an opinion on these consolidated financial statements based on my audits.

 I conducted my audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audits provide a reasonable basis for my opinion.

In my opinion, such Consolidated Financial Statements present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and 2010, and the results of its operations and cash flows for the years then ended  in conformity with accounting principles generally accepted in the United States of America.

The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  My audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.

___________________________

/s/ Michael F. Albanese

___________________________

 Michael F. Albanese, CPA

 Parsippany, NJ

March 28, 2012

IGAMBIT INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2011	2010

ASSETS

Current assets
Cash	$224,800	$465,549
Accounts receivable	269,353	124,651
Prepaid expenses	58,649	326,245
Notes receivable	434,512	472,000
Notes receivable - stockholder	17,000	17,000
Deferred income taxes	184,185	--
Assets from discontinued operations	570,590	812,730

Total current assets	1,759,089	2,218,175

Property and equipment, net	18,563	5,087

Other assets
Goodwill	111,026	111,026
Deposits	2,500	2,500

Total other assets	113,526	113,526

	$1,891,178	$2,336,788

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable	$263,195	$326,227
Note payable - related party	25,390	25,390

Total current liabilities	288,585	351,617

Stockholders' equity
Common stock, $.001 par value; authorized - 75,000,000 shares;
issued and outstanding - 23,954,056 shares, respectively	23,954	23,954
Additional paid-in capital	2,403,090	2,402,275
Accumulated deficit	(824,451)	(441,058)

Total stockholders' equity	1,602,593	1,985,171

	$1,891,178	$2,336,788

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,

	2011	2010

Sales	$1,783,904	$874,774

Cost of sales	764,749	391,586

Gross profit	1,019,155	483,188

Operating expenses
General and administrative expenses	1,863,732	1,829,401

Loss from operations	(844,577)	(1,346,213)

Other income
Interest income	29,139	8,272

Loss from continuing operations before income tax benefit	(815,438)	(1,337,941)

Income tax benefit	(268,457)	(498,775)

Loss from continuing operations	(546,981)	(839,166)

Income from discontinued operations (net of taxes of $84,272
and $683,602, and reserve for bad debts of $250,000)	163,588	997,303

Net income (loss)	$(383,393)	$158,137

Basic and fully diluted earnings (loss) per common share:
Continuing operations	$(.02)	$(.03)
Discontinued operations, net of tax	$.00	$.04
Net earnings per common share	$(.02)	$.01

Weighted average common shares outstanding	23,954,056	23,954,056

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2011 AND 2010

			Additional
	Common stock		Paid-in	Accumulated
	Shares	Amount	Capital	Deficit	Totals

Balances, December 31, 2009 (Restated)	23,954,056	$23,954	$2,396,443	$(599,195)	$1,821,202

Compensation for vested stock options	--	--	5,832	--	5,832

Net income				158,137	158,137

Balances, December 31, 2010	23,954,056	23,954	2,402,275	(441,058)	1,985,171

Compensation for vested stock options	--	--	815	--	815

Net loss				(383,393)	(383,393)

Balances, December 31, 2011	23,954,056	$23,954	$2,403,090	$(824,451)	$1,602,593

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,

	2011	2010

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(383,393)	$158,137
Adjustments to reconcile net income (loss) to net
cash used by operating activities
Income from discontinued operations	(163,588)	(1,148,553)
Reserve for bad debts from discontinued operations	--	250,000
Depreciation	5,915	1,496
Stock-based compensation expense	815	5,832
Deferred income taxes	(184,185)	--
Increase (Decrease) in cash flows as a result of
changes in asset and liability account balances:
Accounts receivable	(144,702)	(67,908)
Prepaid expenses	267,596	(317,407)
Accounts payable	(63,032)	229,299

Net cash used by continuing operating activities	(664,574)	(889,104)
Net cash provided (used) by discontinued operating activities	5,438	(748,041)

NET CASH USED BY OPERATING ACTIVITIES	(659,136)	(1,637,145)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(19,391)	(5,688)
Increase in notes receivable	--	(472,000)
Repayments of notes receivable	37,488	--

Net cash provided (used) by continuing investing activities	18,097	(477,688)
Net cash provided by discontinued investing activities	400,290	1,700,422

NET CASH PROVIDED BY INVESTING ACTIVITIES	418,387	1,222,734

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of loans from shareholders	--	(2,504)
Increase in loans payable to related party	--	25,390

NET CASH PROVIDED BY FINANCING ACTIVITIES	--	22,886

NET DECREASE IN CASH	(240,749)	(391,525)

CASH - BEGINNING OF YEAR	465,549	857,074

CASH - END OF YEAR	$224,800	$465,549

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$2,375	$1,767
Income taxes	6,399	389,357

Non-cash investing and financing activities:
Stock-based compensation expense	$815	$5,832

IGAMBIT INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2011 and 2010

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

The assets of the discontinued operations are presented in the balance sheets under the captions “Assets of discontinued operations”.  The underlying assets of the discontinued operations consist of accounts receivable of $570,590 and $812,730 as of December 31, 2011 and 2010, respectively.

Accounts Receivable

Accounts receivable includes 50% of contingency payments earned for the previous quarter.  Reserve for bad debts of $250,000 was charged to operations for the year ended December 31, 2010.  No reserve for bad debts was charged to operations for the year ended December 31, 2011.

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

Accounts Receivable

The Company analyzes the collectability of accounts receivable each accounting period and adjusts its allowance for doubtful accounts accordingly.  A considerable amount of judgment is required in assessing the realization of accounts receivables, including the current creditworthiness of each customer, current and historical collection history and the related aging of past due balances.  The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment.  There was no bad debt expense charged to operations for the years ended December 31, 2011 and 2010, respectively.

Prepaid Expenses

Prepaid expenses consist of the following:

                                                                                                                 December 31,

                                                                                                            2011           2010

Prepaid federal income taxes                                                  $           --         $ 249,558

Prepaid state income taxes                                                          31,758              72,264

Prepaid insurance                                                                         26,891                4,423

                                                                                                    $   58,649         $ 326,245

Property and equipment and depreciation

Property and equipment are stated at cost.  Depreciation for both financial reporting and income tax purposes is computed using combinations of the straight line and accelerated methods over the estimated lives of the respective assets.  During the year ended December 31, 2011, the Company purchased computer equipment totaling $19,391. Computer equipment is depreciated over 5 years.  Maintenance and repairs are charged to expense when incurred.  When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

Depreciation expense of $5,915 and $1,496 was charged to operations for the years ended December 31, 2011 and 2010, respectively.

Goodwill

Goodwill represents the fair market value of the common shares issued and common stock options granted by the Company for the acquisition of Jekyll by the Company’s subsidiary, Gotham.  In accordance with ASC Topic No. 350 “Intangibles – Goodwill and Other”), the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test, and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified. A lack of projected future operating results from Gotham’s operations may cause impairment.  At December 31, 2011, the Company performed an impairment study and determined that there is no indication that present and future cash flows are not expected to be sufficient to recover the carrying amount of goodwill.  Based on the Company’s evaluation of goodwill, no impairment was recorded during the year ended December 31, 2011.

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

Note 4 – Notes Receivable

In connection with a letter of intent the Company entered into with Allied Airbus, Inc. (“Allied”) on July 20, 2010 to which both parties were unable to reach a mutually acceptable definitive agreement, the Company provided various loans to Allied totaling $434,512 at December 31, 2011, for which promissory notes were issued.  The notes are personally guaranteed by the officers of Allied, bear interest at a rate of 6% and are due in one year.  As of December 31, 2011, $340,512 of the notes became past due.  On November 1, 2011, the Company commenced litigation against Allied for nonpayment of the note principal balances and interest, as discussed in Note 14.

Accrued interest on the notes was $26,873 for the year ended December 31, 2011.

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

	Years Ended December 31,
	2011	2010
Stock options	2,768,900	2,468,900
Common stock warrants	275,000	3,085,000
Total shares excluded from calculation	3,043,900	5,553,900

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

In 2006, the Company adopted the 2006 Long-Term Incentive Plan (the "2006 Plan").   Awards granted under the 2006 plan have a ten-year term and may be incentive stock options, non-qualified stock options or warrants. The awards are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a three or four year period. Effective January 1, 2006, the Company recognized compensation expense ratably over the vesting period, net of estimated forfeitures. As of December 31, 2011, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 plan.

The 2006 Plan provides for the granting of options to purchase up to 10,000,000 shares of common stock.  8,822,000 options have been issued or exercised to date.  There are 8,617,520 options outstanding under the 2006 Plan.

Warrant activity during the year ended December 31, 2011 follows:

				Weighted
				Average
			Weighted	Remaining
		Average	Average	Contractual
	Warrants	Exercise Price	Grant-Date Fair Value	Life (Years)
Warrants outstanding at January 1, 2011	3,085,000	$0.83	$0.10
Cancelled during 2011	(2,000,000)	0.78	--
Expired during 2011	(810,000)	0.93	--
Warrants outstanding at December 31, 2011	275,000	$0.94	$0.10	1.06

Stock Option Plan activity during the year ended December 31, 2011 follows:

				Weighted
				Average
			Weighted	Remaining
		Average	Average	Contractual
	Options	Exercise Price	Grant-Date Fair Value	Life (Years)
Options outstanding at January 1, 2011	2,468,900	$0.03	$0.10
Granted during 2011	300,000	0.10	0.10
Options outstanding at December 31, 2011	2,768,900	$0.04	$0.10	6.85

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

Year ended December 31,
	__2011__	__2010__
Weighted average risk-free rate	0.64%	1.89%
Average expected life in years	5.0	4.8
Expected dividends	None	None
Volatility	44%	36%
Forfeiture rate	0%	0%

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

Note 8 - Income Taxes

The tax provision at December 31 consists of the following:

                                                                                                                2011                       2010

From operations:

Continuing operations:

Current tax expense (benefit):

    Federal                                                                                        $ (268,457)         $ (454,900)

    State and local                                                                                          --           (200,476)

                                                                                                             (268,457)          (655,376)

Deferred tax expense (benefit)                                                                    --                       --

    Total from continuing operations                                             (268,457)          (655,376)

Discontinued operations:

Current tax expense (benefit)

    Federal                                                                                                 84,272             560,468

    State and local                                                                                             --             247,265

                                                                                                                   84,272             807,733

Deferred tax expense (benefit):

    Federal                                                                                                         --                       --

    State and local                                                                                            --                       --

                                                                                                                          --                       --

    Total from discontinued operations                                                84,272             807,733

    Total                                                                                                $ (184,185)        $152,357

A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

Years Ended

                                                                                                                      December 31,

                                                                                                                             2011                2010

Statutory tax rate                                                                                               34.0%              34.0%

The tax provision at December 31 consists of the following:

  Effect of:

State income taxes, net of

federal income tax benefit                                                                                0.0%              19.8%

Tax effect of expenses that are not

  deductible for income tax purposes                                                             (1.5)%              (4.8)%

Effective tax rate                                                                                                32.5%              49.0%

The Company recognizes deferred tax assets and liabilities based on the future tax consequences of events that have been included in the financial statements or tax returns.  The differences relate primarily to net operating loss carryovers.  Deferred tax assets and liabilities are calculated based on the difference between the financial reporting and tax bases of assets and liabilities using the currently enacted tax rates in effect during the years in which the differences are expected to reverse.  Deferred taxes are classified as current or non-current, depending on the classification of the assets and liabilities to which they relate.

The Company’s provision for income taxes differs from applying the statutory U.S. federal income tax rate to income before income taxes.  The primary differences result from providing for state income taxes and from deducting certain expenses for financial statement purposes but not for federal income tax purposes.

In accordance with ASC Topic No. 740, Income Taxes, a valuation allowance is established based on the future recoverability of deferred tax assets.  This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, the Company’s most recent results of operations and expected future profitability.  Management has determined that no valuation allowance related to deferred tax assets is necessary at December 31, 2011 and 2010.

Note 9 - Retirement Plan

Gotham has adopted the Gotham Innovation Lab, Inc. SIMPLE IRA Plan, which covers substantially all employees. Participating employees may elect to contribute, on a tax-deferred basis, a portion of their compensation in accordance with Section 408 (a) of the Internal Revenue Code. The Company matches up to 3% of employee contributions.  The Company's contributions to the plan for the years ended December 31, 2011 and 2010 were $12,262 and $13,475, respectively.

Note 10 – Significant Customers

Sales of Gotham to two customers amounted to approximately 55% of Gotham’s total sales for the year ended December 31, 2011 at 31%, and 24%, respectively.

Note 11 – Risks and Uncertainties

Uninsured Cash Balances

Substantially all amounts of cash accounts held at financial institutions are insured by the FDIC.

Note 12 - Related Party Transactions

Notes Receivable - Stockholders

The Company provided loans to a stockholder totaling $17,000 at December 31, 2011 and December 31, 2010.  The loans bear interest at a rate of 6% and are due on December 31, 2012.

Accrued interest on the note was $1,020 for both the years ended December 31, 2011 and 2010, respectively.

Note Payable – Related Party

Gotham was provided loans from an entity that is controlled by the officers of Gotham totaling $25,390 at December 31, 2011 and 2010.  The note bears interest at a rate of 5.5% and is due on December 31, 2012.

Interest expense of $708 and $763 was charged to operations for the years ended December 31, 2011 and 2010, respectively.

Lease Commitment

iGambit Inc. entered into an operating lease for office space for a term of 12 months effective June 1, 2011.  Monthly rent under the lease is $2,600.  On February 1, 2012, the Company entered into a 5 year lease for new executive office space in Smithtown, New York commencing on March 1, 2012.

Gotham has an operating lease for office space renewable annually on October 16 at a monthly rent of $5,500.

Total future minimum annual lease payments under the lease for the years ending December 31 are as follows:

2012	$ 18,000
2013	18,360
2014	18,720
2015	19,080
2016	19,440
$ 93,600

Rent expense of $90,912 and $97,200 was charged to operations for the years ended December 31, 2011 and 2010, respectively.

Note 13 – Commitments and Contingencies

The Company provides accruals for all direct costs associated with the estimated resolution of contingencies at the earliest date at which it is deemed probable that a liability has been incurred and the amount of such liability can be reasonably estimated.

Note 14 - Litigation

On November 1, 2011, the Company commenced collection proceedings against Allied Airbus, Inc. (“Allied”) for nonpayment of various promissory notes totaling $340,512 at December 31, 2011 in connection with a letter of intent the Company entered into to acquire the assets and business of Allied, to which a definitive agreement could not be reached.  The claim against Allied includes accrued interest at the rate of 6%.  The Company provided loans to Allied between July 2010 and March 2011 totaling $541,000, of which $106,488 has been repaid.  The remaining balance of $94,000 will be in default in March 2012, prior to the date of the report, and will be added to the claim at such time.

Note 15 – Recent Accounting Pronouncements

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which is intended to result in convergence between U.S. GAAP and International Financial Reporting Standards requirements for measurement of, and disclosures about, fair value. ASU 2011-04 clarifies or changes certain fair value measurement principles and enhances the disclosure requirements particularly for Level 3 fair value measurements. This pronouncement is effective for reporting periods beginning after December 15, 2011, with early adoption prohibited for public companies. The new guidance will require prospective application. The Company will adopt this pronouncement in the first quarter of 2012 and does not expect its adoption to have a material effect on its financial position or results of operations.

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

Note 16 – Subsequent Events

In accordance with FASB ASC 855, Subsequent Events, the Company evaluates events and transactions that occur after the balance sheet date for potential recognition in the consolidated financial statements. The effect of all subsequent events that provide additional evidence of conditions that existed at the balance sheet date are recognized in the consolidated financial statements as of December 31, 2011. In preparing these consolidated financial statements, the Company evaluated the events and transactions that occurred through the date these consolidated financial statements were issued. There were no material subsequent events that required recognition or additional disclosure in these consolidated financial statements.