Form 10-Q
period 2012-03-31
iGambit, Inc.
filed 2012-05-15
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

 ☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2012

 ☐

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE

EXCHANGE ACT

For the transition period from

to

Commission file number 000-53862

iGambit Inc.

(Exact name of small business issuer as specified in its charter)

Delaware

11-3363609

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

1050 W. Jericho Turnpike, Suite A

Smithtown, New York 11787

(Address of Principal Executive Offices) (Zip Code)

(631) 670-6777

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-

accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”,

“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated      Accelerated filer

Non-accelerated filer ☐

Smaller reporting

filer ☐

☐

company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act). Yes ☐     No ☑

The Registrant had 23,954,056 shares of its common stock outstanding as of May 14, 2012.

iGambit Inc.

Form 10-Q

Page No.

Part I — Financial Information

Item 1.

Financial Statements:

1

Consolidated Balance Sheets

1

Consolidated Statements of Income

2

Consolidated Statements of Cash Flows

3

Notes to Consolidated Financial Statements

4

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

Operations

14

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

18

Item 4.

Controls and Procedures

18

Part II — Other Information

19

Item 1.

Legal Proceedings

19

Item 1A.

Risk Factors

19

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

19

Item 3.

Defaults upon Senior Securities

19

Item 4.

Removed and Reserved

19

Item 5.

Other Information

19

Item 6.

Exhibits

20

EX-31.1

EX-31.2

EX-32.1

EX-32.2

i

PART I — FINANCIAL INFORMATION

IGAMBIT INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31,

DECEMBER 31,

2012 (Unaudited)

2011

ASSETS

Current assets

Cash

$

216,162

$

224,800

Accounts receivable, net

211,660

269,353

Prepaid expenses

43,635

58,649

Notes receivable

434,512

434,512

Notes receivable - stockholder

17,000

17,000

Deferred income taxes

285,441

184,185

Assets from discontinued operations

420,590

570,590

Total current assets

1,629,000

1,759,089

Property and equipment, net

22,886

18,563

Other assets

Goodwill

111,026

111,026

Deposits

2,070

2,500

Total other assets

113,096

113,526

$

1,764,982

$

1,891,178

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable

$

298,359

$

263,195

Note payable - related party

22,265

25,390

Loan payable - stockholder

5,300

--

Total current liabilities

325,924

288,585

Stockholders' equity

Common stock, $.001 par value; authorized - 75,000,000 shares;

issued and outstanding - 23,954,056 shares, respectively

23,954

23,954

Additional paid-in capital

2,403,090

2,403,090

Accumulated deficit

(987,986)

(824,451)

Total stockholders' equity

1,439,058

1,602,593

$

1,764,982

$

1,891,178

IGAMBIT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,

                      (Unaudited)

2012

2011

Sales

$

480,348

$

411,903

Cost of sales

255,038

130,221

Gross profit

225,310

281,682

Operating expenses

General and administrative expenses

496,941

452,399

Loss from operations

(271,631)

(170,717)

Other income

Interest income

6,840

7,235

Loss from continuing operations before income tax

(264,791)

(163,482)

Income tax expense (benefit)

(101,256)

(49,217)

Loss from continuing operations

(163,535)

(114,265)

Income from discontinued operations (net of taxes of $82,314 and reserve for bad debts of $250,000)

--

159,785

Net (loss) income

$

(163,535)

$

45,520

Basic and fully diluted earnings (loss) per common share:

Continuing operations

$

(.01)

$

(.01)

Discontinued operations, net of tax

$

--

$

.01

Net earnings per common share

$

(.01)

$

.00

Weighted average common shares outstanding

23,954,056

23,954,056

IGAMBIT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,

                   (Unaudited)

2012

2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss) income

$

(163,535)

$

45,520

Adjustments to reconcile net (loss) income to net

cash used by operating activities

Income from discontinued operations

--

(159,785)

Depreciation

2,124

672

Deferred income taxes

(101,256)

--

Increase (Decrease) in cash flows as a result of

changes in asset and liability account balances:

Accounts receivable

57,693

(113,616)

Prepaid expenses

15,014

140,365

Accounts payable

35,164

(86,219)

Net cash used by continuing operating activities

(154,796)

(173,063)

Net cash provided (used) by discontinued operating activities

150,000

(82,314)

NET CASH USED BY OPERATING ACTIVITIES

(4,796)

(255,377)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment

(1,147)

(3,242)

Decrease in deposits

430

--

Net cash used by continuing investing activities

(717)

(3,242)

Net cash provided by discontinued investing activities

--

150,000

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES

(717)

146,758

NET CASH USED BY FINANCING ACTIVITIES:

Repayment of loans from shareholders

(3,125)

--

NET DECREASE IN CASH

(8,638)

(108,619)

CASH - BEGINNING OF PERIOD

224,800

465,549

CASH - END OF PERIOD

$

216,162

$

356,930

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest

$

924

$

848

Income taxes

4,125

13,940

Non-cash investing and financing activities:

Property and equipment purchased through loan from stockholder

$

5,300

$

--

IGAMBIT INC.

Notes to Consolidated Financial Statements

Three Months Ended March 31, 2012 and 2011

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

September 23, 2009.

In  the  opinion  of  management,  the  accompanying  interim  financial  statements  reflect  all  adjustments

(consisting  of  normal  recurring  accruals)  necessary  to  present  fairly  the  financial  position  and  the  results of  operations  and  cash  flows  for  the  interim  periods  presented.  The  results  of  operations  for  these  interim periods are not necessarily indicative of the results to be expected for the year ending December 31, 2012.

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

The assets of the discontinued operations are presented in the balance sheets under the captions “Assets of

discontinued  operations”.    The  underlying  assets  of  the  discontinued  operations  consist  of  accounts receivable of $420,590 and $570,590 as of March 31, 2012 and December 31, 2011, respectively.

Accounts Receivable

Accounts  receivable  includes  50%  of  contingency  payments  earned  for  the  previous  quarter.   Reserve  for

bad  debts  of  $250,000  was  charged  to  operations  for  the  year  ended  December  31,  2010.   No  reserve  for

bad debts was charged to operations for the three months ended March 31, 2012.

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

Revenue Recognition

Contingency payment income was recognized quarterly from a percentage of Digi-Data’s vaulting service revenue, and is included in discontinued operations.

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

Accounts Receivable

The  Company  analyzes  the  collectability  of  accounts  receivable  each  accounting  period  and  adjusts  its allowance for doubtful accounts accordingly.  A considerable amount of judgment is required in assessing the  realization  of  accounts  receivables,  including  the  current  creditworthiness  of  each  customer,  current

and  historical  collection  history  and  the  related  aging  of  past  due  balances.   The  Company  evaluates

specific  accounts  when  it  becomes  aware  of  information  indicating  that  a  customer  may  not  be  able  to

meet   its   financial   obligations   due   to   deterioration   of   its   financial   condition,   lower   credit   ratings,

bankruptcy  or  other  factors  affecting  the  ability  to  render  payment.   There  was  no  bad  debt  expense

charged to operations for the three months ended March 31, 2012 and 2011, respectively.

Prepaid Expenses

Prepaid expenses consist of the following:

March 31,

December 31,

2012

2011

Prepaid state income taxes    $

22,379    $

31,758

Prepaid insurance

15,756

26,891

Prepaid rent

5,500

--

$

43,635    $

58,649

Property and equipment and depreciation

Property  and  equipment  are  stated  at  cost.    Depreciation  for  both  financial  reporting  and  income  tax purposes  is  computed  using  combinations  of  the  straight  line  and  accelerated  methods  over  the  estimated

lives  of  the  respective  assets.   During  the  three  months  ended  March  31,  2012,  the  Company  purchased furniture  and  computer  equipment  totaling  $6,447.  Computer  equipment  is  depreciated  over  5  years  and

furniture and fixtures are depreciated over 7 years.   Maintenance and repairs are charged to expense when

incurred.    When  property  and  equipment  are  retired  or  otherwise  disposed  of,  the  related  cost  and accumulated  depreciation  are  removed  from  the  respective  accounts  and  any  gain  or  loss  is  credited  or charged to income.

Depreciation  expense  of  $2,124  and  $672  was  charged  to  operations  for  the  three  months  ended  March

31, 2012 and 2011, respectively.

Goodwill

Goodwill  represents  the  fair  market  value  of  the  common  shares  issued  and  common  stock  options

granted   by   the   Company   for   the   acquisition   of   Jekyll   by   the  Company’s  subsidiary,   Gotham.     In

accordance  with  ASC  Topic  No.  350  “Intangibles  –  Goodwill  and  Other”),  the  goodwill  is  not  being amortized,  but  instead  will  be  subject  to  an  annual  assessment  of  impairment  by  applying  a  fair-value based  test,  and  will  be  reviewed  more  frequently  if  current  events  and  circumstances  indicate  a  possible impairment. An impairment loss is charged to expense in the period identified. If indicators of impairment are  present  and  future  cash  flows  are  not  expected  to  be  sufficient  to  recover  the  asset’s  carrying  amount,

an  impairment  loss  is  charged  to  expense  in  the  period  identified.  A  lack  of  projected  future  operating

results   from   Gotham’s   operations   may   cause   impairment.     At   December   31,   2011,   the   Company

performed  an  impairment  study  and  determined  that  there  is  no  indication  that  present  and  future  cash flows are not expected to be sufficient to recover the carrying amount of goodwill.  The Company has not performed an impairment study during the three months ended March 31, 2012.  Based on the Company’s evaluation of goodwill, no impairment was recorded during the three months ended March 31, 2012.

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

Note 4 – Notes Receivable

In  connection  with  a  letter  of  intent  the  Company  entered  into  with  Allied  Airbus,  Inc.  (“Allied”)  on  July

20,  2010  to  which  both  parties  were  unable  to  reach  a  mutually  acceptable  definitive  agreement,  the

Company  provided  various  loans  to  Allied  totaling  $434,512  at  March  31,  2012,  for  which  promissory

notes  were  issued.   The  notes  are  personally  guaranteed  by  the  officers  of  Allied,  bear  interest  at  a  rate  of

6%  and  are  due  in  one  year.   As  of  March  31,  2012,  all  of  the  notes  became  past  due.   On  November  1,

2011,  the  Company  commenced  litigation  against  Allied  for  nonpayment  of  the  note  principal  balances and interest, as discussed in Note 13.

Accrued  interest  on  the  notes  was  $6,482  and  $6,983  for  the  three  months  ended  March  31,  2012  and

2011, respectively.

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

2011

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

In  2006,  the  Company  adopted  the  2006  Long-Term  Incentive  Plan  (the  "2006  Plan").    Awards  granted

under the 2006  plan  have a ten-year term and  may  be incentive stock  options, non-qualified  stock  options or warrants. The awards are granted at an exercise price equal to the fair market value on the date of grant and  generally  vest  over  a  three  or  four  year  period.  Effective  January 1,  2006,  the  Company  recognized compensation expense ratably over the vesting period, net of estimated forfeitures. As of March 31, 2012,

there   was   no   unrecognized   compensation   cost   related   to   non-vested   share-based   compensation

arrangements granted under the 2006 plan.

The  2006  Plan  provides  for  the  granting  of  options  to  purchase  up  to  10,000,000  shares  of  common stock.  8,822,000  options  have  been  issued  or  exercised  to  date.  There  are  8,617,520  options  outstanding under the 2006 Plan.

Warrant activity during the three months ended March 31, 2012 follows:

Weighted

Average

Weighted

Remaining

Average

Average

Contractual

Grant-Date

Life

Warrants

Exercise Price

Fair Value

(Years)

Warrants outstanding at

January 1, 2012

275,000

$

0.94

$

0.10

No warrant activity

--

--

--

Warrants outstanding at

March 31, 2012

275,000

$

0.94

$

0.10

1.02

Stock Option Plan activity during the three months ended March 31, 2012 follows:

Weighted

Average

Weighted

Remaining

Average

Average

Contractual

Grant-Date

Life

Options

Exercise Price

Fair Value

(Years)

Options outstanding at

January 1, 2012

2,768,900

$

0.04

$

0.10

No option activity

--

--

--

Options outstanding at

March 31, 2012

2,768,900

$

0.04

$

0.10

6.60

The  fair  value  of  warrants  and  options  granted  is  estimated  on  the  date  of  grant  based  on  the  weighted-

average  assumptions  in  the  table  below.  The  assumption  for  the  expected  life  is  based  on  evaluations  of historical and expected exercise behavior.  The risk-free interest rate is based on the U.S. Treasury rates at the  date  of  grant  with  maturity  dates  approximately  equal  to  the  expected  life  at  the  grant  date.  The calculated  value  method  using  the  historical  volatility  of  the  Computer  Services  industry  is  used  as  the basis for the volatility assumption.

Three months ended March 31,

__2012__

__2011__

Weighted average risk-free rate

0.64%

1.89%

Average expected life in years

5.0

4.6

Expected dividends

None

None

Volatility

44%

36%

Forfeiture rate

0%

0%

Note 7 - Income Taxes

The tax provision at March 31 consists of the following:

2012

2011

From operations:

Continuing operations:

Current tax expense (benefit):

Federal

$    (81,524)    $    (54,046)

State and local

(19,732)

4,829

Total from continuing operations

(101,256)

(49,217)

Discontinued operations:

Current tax expense (benefit)

Federal

--

82,314

State and local

--

--

Total from discontinued operations

--

82,314

Total

$    (101,256)    $

33,097

A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

Three Months Ended

March 31,

2012

2011

Statutory tax rate

34.0%     34.0%

Effect of:

State income taxes, net of

Federal income tax benefit

(2.1)%    6.1%

Tax effect of expenses that are not

Deductible for income tax purposes    (0.6)%    1.0%

Effective tax rate

31.3%     42.1%

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

In  accordance  with  ASC  Topic  No.  740,  Income  Taxes,  a  valuation  allowance  is  established  based  on  the

future  recoverability  of  deferred  tax  assets.    This  assessment  is  based  upon  consideration  of  available positive and negative evidence, which includes, among other things, the Company’s most recent results of

operations  and  expected  future  profitability.    Management  has  determined  that  no  valuation  allowance related to deferred tax assets is necessary at March 31, 2012 and December 31, 2011.

Note 8 - Retirement Plan

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

March 31, 2012 and 2011 were $2,702 and $2,591, respectively.

Note 9 – Significant Customers

Sales of Gotham to  three customers amounted  to  approximately  65% of Gotham’s total sales for the three months ended March 31, 2012 at 36%, 17%, and 12%, respectively.

Note 10 – Risks and Uncertainties

Uninsured Cash Balances

Substantially all amounts of cash accounts held at financial institutions are insured by the FDIC.

Note 11 - Related Party Transactions

Notes Receivable - Stockholders

The  Company  provided  loans  to  a  stockholder  totaling  $17,000  at  March  31,  2012  and  December  31,

2011.  The loans bear interest at a rate of 6% and are due on December 31, 2012.

Accrued  interest  on  the  note  was  $254  and  $252  for  the  three  months  ended  March  31,  2012  and  2011,

respectively.

Note Payable – Related Party

Gotham  was  provided  loans  from  an  entity  that  is  controlled  by  the  officers  of  Gotham  totaling  $22,265

and  $25,390  at  March  31,  2012  and  December  31,  2011,  respectively.   The  note  bears  interest  at  a  rate  of

5.5% and is due on December 31, 2012.

Interest  expense  of  $177  and  $118  was  charged  to  operations  for  the  three  months  ended  March  31,  2012 and 2011, respectively.

Loan Payable - Stockholder

A  stockholder/officer  of  the  Company  paid  for  property  and  equipment  totaling  $5,300  on  behalf  of  the

Company.  The loan does not bear interest and will be repaid by December 31, 2012.

Note 12 - Lease Commitment

On  February  1,  2012,  iGambit  entered  into  a  5  year  lease  for  new  executive  office  space  in  Smithtown,

New York commencing on March 1, 2012.

Gotham  has  an  operating  lease  for  office  space  renewable  annually  on  October  16  at  a  monthly  rent  of

$5,500.

Total  future  minimum  annual  lease  payments  under  the  lease  for  the  years  ending  December  31  are  as follows:

2012

$      13.500

2013

18,360

2014

18,720

2015

19,080

2016

19,440

$      89,100

Rent  expense  of  $23,400  and  $24,300  was  charged  to  operations  for  the  three  months  ended  March  31,

2012 and 2011, respectively.

Note 13 - Litigation

On  November  1,  2011,  the  Company  commenced  collection  proceedings  against  Allied  Airbus,  Inc.

(“Allied”)   for   nonpayment   of   various   promissory   notes   totaling   $434,512   at   March   31,   2012   in

connection with a letter of intent the Company entered into to acquire the assets and business of Allied, to

which  a  definitive  agreement  could  not  be  reached.   The  claim  against  Allied  includes  accrued  interest  at

the  rate  of  6%.    The  Company  provided  loans  to  Allied  between  July  2010  and  March  2011  totaling

$541,000, of which $106,488 has been repaid.

Note 14 – Recent Accounting Pronouncements

In  May  2011,  the  FASB  issued  Accounting  Standards  Update  No.  2011-04,  Amendments  to  Achieve

Common  Fair  Value  Measurement  and  Disclosure  Requirements  in  U.S.  GAAP  and  IFRSs  (“ASU  2011-

04”),   which   is   intended   to   result   in   convergence   between   U.S.   GAAP   and   International   Financial

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

Note 15 – Subsequent Events

In  accordance  with  FASB  ASC  855,  Subsequent  Events,  the  Company  evaluates  events  and  transactions that  occur  after  the  balance  sheet  date  for  potential  recognition  in  the  consolidated  financial  statements.

The  effect  of  all  subsequent  events  that  provide  additional  evidence  of  conditions  that  existed  at  the balance  sheet  date  are  recognized  in  the  consolidated  financial  statements  as  of  March  31,  2012.  In preparing these consolidated financial statements, the Company  evaluated the events and transactions that occurred  through  the  date  these  consolidated  financial  statements  were  issued.  There  were  no  material

subsequent   events   that   required   recognition   or   additional   disclosure   in   these   consolidated   financial

statements.

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

As  of  December  31,  2011,  accounts  receivable  included  50%  of  contingency  payments  earned  for  the previous  quarter.  Reserve  for  bad  debt  of  $250,000  was  charged  to  operations  for  the  year  ended

December  31,  2010.  No  reserve  for  bad  debts  was  charged  to  operations  for  the  three  months  ended

March 31, 2012.

Property and equipment and depreciation

Property and equipment are stated at cost. Depreciation for both financial reporting and income tax purposes is computed using combinations of the straight line and accelerated methods over the estimated lives of the respective assets. During the three months ended March 31, 2012, we purchased computer equipment totaling $6,447. Computer equipment is depreciated over 5 years and furniture and fixtures are depreciated over 7 years.  Maintenance and repairs are charged to expense when incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

Depreciation expense of $2,124 and $672was charged to operations for the three months ended March 31,

2012 and 2011, respectively.

Goodwill

Goodwill  represents  the  fair  market  value  of  the  common  shares  issued  and  common  stock  options

granted   by   the   Company   for   the   acquisition   of   Jekyll   by   the   Company’s   subsidiary,   Gotham.   In

accordance  with  ASC  Topic  No. 350  “Intangibles  —  Goodwill  and  Other”,  the  goodwill  is  not  being amortized,  but  instead  will  be  subject  to  an  annual  assessment  of  impairment  by  applying  a  fair-value based  test,  and  will  be  reviewed  more  frequently  if  current  events  and  circumstances  indicate  a  possible impairment. An impairment loss is charged to expense in the period identified. If indicators of impairment are  present  and  future  cash  flows  are  not  expected  to  be  sufficient  to  recover  the  asset’s  carrying  amount,

an  impairment  loss  is  charged  to  expense  in  the  period  identified.  A  lack  of  projected  future  operating

results   from   Gotham’s   operations   may   cause   impairment.     At   December   31,   2011,   the   Company

performed  an  impairment  study  and  determined  that  there  is  no  indication  that  present  and  future  cash flows are not expected to be sufficient to recover the carrying amount of goodwill.  The Company has not performed an impairment study during the three months ended March 31, 2012.  Based on the Company’s evaluation of goodwill, no impairment was recorded during the three months ended March 31, 2012.

Stock-Based Compensation

We account for our stock-based employee compensation plan in accordance with ASC Topic No. 718-

20, Awards Classified as Equity, which requires the measurement of compensation expense for all share-

based compensation granted to employees and non-employee directors at fair value on the date of grant and recognition of compensation expense over the related service period for awards expected to vest.  We use the Black-Scholes option valuation model to estimate the fair value of our stock options and warrants.

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

During the year ended December 31, 2011 and during the three months ended March 31, 2012 Gotham produced approximately $1,623,654 and $446,504 of revenue, respectively. We are focused on expanding the operations of Gotham by marketing the company to existing and potential new clients. Currently

Gotham has several proposals outstanding to franchisees of one of its main customers, as well as other potential new clients. In addition to Gotham’ s operations,  during the year ended December 31, 2011 and

during the three months ended March 31, 2012 we earned $160,250   and  $33,844 in technical consulting

fees.  We also received Quarterly Revenue Share Payments and Annual Increase Payments from Digi-

Data Corporation, which were payable pursuant to the terms of an agreement under which we sold certain

assets to DDC in 2006. We earned $247,860   of Contingency Payments from DDC in the year ended

December 31, 2011.  We expect the balance of the amounts due to be paid during 2012.  The agreement with DDC ended on February 28, 2011. We are also focused on acquiring or partnering with additional technology companies.

Assets. At March 31, 2012, we had $1,764,982 in total assets, compared to $1,891,178 at December

31, 2011. The decrease in total assets was primarily due to the decrease in cash as a result of the receipt of decreased contingency payments from DDC.

Liabilities. At March 31, 2012, our total liabilities were $325,924 compared to $288,585 at December

31, 2011. Liabilities consist of accounts payable and a note payable to a related party. We do not have any long term liabilities.  The increase in liabilities was due to an increase in accounts payable.

Stockholders’  Equity.  Our  stockholders’  equity  decreased  to  $1,439,058  at  March  31,  2012  from

$1,602,593 at  December 31, 2011.   This decrease was primarily  due to  an  increase in  accumulated  deficit from  $(824,451)  at  December  31,  2011  to  $(987,986)  at  March  31,  2012,  resulting  from  the  end  of  the contingency payments from Digi-Data Corp.

THREE MONTHS ENDED MARCH 31, 2012 AS COMPARED TO THREE MONTHS ENDED

MARCH 31, 2011

Revenues and Net Income. We had $480,348 of revenue during the three months ended March 31,

2012, as compared to revenue of $411,903 during the three months ended March 31, 2011. The increase was  primarily due to revenue generated by our acquired subsidiary Gotham of $446,504 .  We also had income  from technology consulting services of $33,844 for the three months ended March 31, 2012..In addition, we had no income from discontinued operations  for the three months ended March 31, 2012,

compared to income of $159,785 and net income  of $45,520 for the three months ended March 31, 2011.

Our increase in revenue was offset by General and Administrative expenses as well as  a decrease in income from discontinued operations.  Our decrease in income from discontinued operations was due to the agreement with DDC ending on February 28, 2011.

General and Administrative Expenses. General and Administrative Expenses increased to $496,941 for the three months ended March 31, 2012 from $452,399 for the three months ended March 31, 2011.

For the three months ended March 31, 2012 our General and Administrative Expenses consisted of corporate administrative expenses of $125,028, legal and accounting fees of $39,085, health insurance expenses of $18,294, consulting fees of $14,756 and payroll expenses of $299,778. The increases from the three months ended March 31, 2011 to the three months ended March 31, 2012 relate primarily to:

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

LIQUIDITY AND CAPITAL RESOURCES

General

As reflected in the accompanying consolidated financial statements, at March 31, 2012, we had

$216,162 of cash and stockholders’ equity of $1,439,058. At March 31, 2012 we had $1,764,982 in total assets, compared to $1,891,178 at December 31, 2011.

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

Cash Flow Activity

Net  cash  used  by  operating  activities  was  $4,796  for  the  three  months  ending  March  31,  2012,

compared  to  net  cash  used  by  operating  activities  of  $255,377  for  the  three  months  ending  March  31,

2011.  Our primary  source of  operating cash  flow  from  continued  operating  activities  for  the three  months ending  March  31,  2012  was  from our  Gotham  subsidiary’s  revenues  of  $446,504,  compared  to  revenues

of $411,903  and  a  net  income  of  $45,520  for  the  three  months  ended  March  31,  2011.   Additional

contributing  factors  to  the  change  were  a  decrease  in  accounts  receivables  of  $57,693,  prepaid  expenses

of  $17,014,  an  increase  in  accounts  payable  of  $35,164,  and  deferred  income  taxes  of  $(101,256).   Net

cash  provided  by  discontinued  operating  activities  was  $150,000  for  the  three  months  ending  March  31,

2012  and  cash  (used)  by  discontinued  operations  was  $(82,314) for  the  three  months  ending  March  31,

2011.   The  $150,000  provided  from  discontinued  operations  for  the  three  months  ending  March  31,  2012 was a decrease in the DDC accounts receivable. For the three months ending March 31, 2011, the primary source  of  cash  flow  from  operating  activities  was  net  income  of  $45,520  and  income  from  discontinued

operations  of  $163,588  (net  of  taxes  of  $82,314).  The  agreement  with  DDC  ended  on  February  28,

2011.     Revenue  earned  from  DDC  totaled  $247,860  during  the  three  months  ending  March  31,  201.1

Of  the  $247,860  revenue  earned  from  DDC  in  the  three  months  ending  March  31,  2011  we  received

$150,000  in  cash  payments  from  DDC  all  of  which  was  for  the  second  quarter  2010  Contingency

Payment.   Additionally  $92,099  was  offset  by  an  increase  in  the  accounts  receivable  included  in  Assets from Discontinued Operations.

Cash used  by investing activities was $(717) for the three months ending March 31, 2012 compared to cash provided by investing activities of  $146,758 for the three months ending March 31,

2011.   The entire source of cash provided by investing activities for the three months ending March 31,

2011 is the DDC contingency payments classified as cash flows from discontinued investing activities.

Cash used  by financing activities was $(3,125) for the three months ending  March 31, 2012 and $0 for the three months ending  March 31, 2011 .  The cash used by financing activities in the first three months of 2012 was a repayment of a loan payable to a shareholder.

Supplemental Cash Flow Activity

In the three months ending March 31, 2012 the company paid income taxes of $4,125 compared to

$13,940 for the three months ending March 31, 2011. The decrease in taxes was due to a net loss in 2012.

The Company also paid interest of $924during the first three months of 2012 compared to $848 for the first three months of 2011.

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

2011. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Change in Internal Controls

There  were  no  changes  in  our  internal  controls  over  financial  reporting  during  the  first  fiscal quarter  of  2012  that  have  materially  affected,  or  are  reasonably  likely  to  materially  affect,  our  internal controls over financial reporting.

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

Not required

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.   Defaults upon Senior Securities.

None

Item 4.   Removed and Reserved.

Item 5.   Other Information.

None

Item 6.

Exhibits

Exhibit No.

Description

31.1      Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-

Oxley Act of 2002.

31.2      Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley

Act of 2002.

32.1      Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-

Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of

Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by

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

Exchange Act of 1934, as amended.)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2012.

iGambit Inc.

/s/ John Salerno

John Salerno

Chief Executive Officer

/s/ Elisa Luqman

Elisa Luqman

Chief Financial Officer and Principal

Accounting Officer

Exhibit Index

Exhibit No.

Description

31.1

Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-

Oxley Act of 2002.

31.2

Certification of the Interim Chief Financial Officer Pursuant to Section 302 of the

Sarbanes-Oxley Act of 2002.

32.1Certification of the Chief

Executive Officer Pursuant to Section 906 of the Sarbanes-

Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of

Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by

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