Form 10-Q
period 2012-06-30
iGambit, Inc.
filed 2012-08-08
CIK 1479681

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

Delaware

11-3363609

(State or other jurisdiction of

(I.R.S. Employer

incorporation or organization)

Identification No.)

1050 W. Jericho Turnpike, Suite A

Smithtown, New York 11787

(Address of  Principal Executive Offices)(Zip Code)

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

Large accelerated filer     Accelerated filer

Non-accelerated filer ☐

Smaller reporting company

☐

☐

☑

(Do not  check if a smaller reporting  company)

Indicate by check  mark whether the registrant  is a shell company (as defined  in Rule 12b-2 of the Exchange

Act). Yes ☐     No ☑

The Registrant  had 23,954,056 shares of its common stock outstanding as of August  7, 2012.

iGambit Inc.

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

Results of Operations

14

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

20

Item 4.

Controls and Procedures

20

Part II — Other Information

21

Item 1.

Legal Proceedings

21

Item 1A.

Risk Factors

21

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

21

Item 3.

Defaults upon Senior Securities

21

Item 4.

Removed and Reserved

21

Item 5.

Other Information

21

Item 6.

Exhibits

21

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

IGAMBIT INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30,

DECEMBER 31,

2012

2011

(Unaudited)

ASSETS

Current  assets

Cash

$

653,462

$

224,800

Accounts receivable, net

161,350

269,353

Prepaid expenses

26,955

58,649

Notes receivable

--

434,512

Notes receivable - stockholder

17,000

17,000

Deferred  income taxes

368,658

184,185

Assets from discontinued operations

345,590

570,590

Total current  assets

1,573,015

1,759,089

Property and equipment, net

20,761

18,563

Other assets

Goodwill

111,026

111,026

Deposits

2,070

2,500

Total other assets

113,096

113,526

$

1,706,872

$

1,891,178

LIABILITIES AND STOCKHOLDERS' EQUITY

Current  liabilities

Accounts payable

$

380,350

$

263,195

Note payable - related party

19,765

25,390

Loan payable - stockholder

5,300

--

Total current  liabilities

405,415

288,585

Stockholders' equity

Common stock, $.001 par value; authorized - 75,000,000 shares;

issued and outstanding - 23,954,056 shares, respectively

23,954

23,954

Additional paid-in capital

2,403,090

2,403,090

Accumulated deficit

(1,125,587)

(824,451)

Total stockholders' equity

1,301,457

1,602,593

$

1,706,872

$

1,891,178

IGAMBIT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

THREE MONTHS

SIX MONTHS

ENDED

ENDED

JUNE 30,

JUNE 30,

2012

2011

2012

2011

Sales

$

429,168

$

477,441

$

909,516

$

889,344

Cost of sales

222,573

221,592

477,611

351,813

Gross profit

206,595

255,849

431,905

537,531

Operating expenses

General and administrative expenses

433,294

450,662

930,235

903,061

Loss from operations

(226,699)

(194,813)

(498,330)

(365,530)

Other income

Interest income

5,881

6,935

12,721

14,170

Loss from continuing operations before

income tax benefit

(220,818)

(187,878)

(485,609)

(351,360)

Income tax benefit

83,217

65,643

184,473

114,860

Loss from continuing operations

(137,601)

(122,235)

(301,136)

(236,500)

Discontinued operations

Income  from discontinued operations

Provision for income taxes

--

--

--

242,099

--

--

--

82,314

Income  from discontinued operations, net

of taxes

--

--

--

159,785

Net  loss

$

(137,601)

$

(122,235)

$

(301,136)

$

(76,715)

Basic and  fully diluted earnings (loss) per

common share:

Continuing operations

Discontinued operations, net of tax

$

(.01)

$

(.01)

$

(.01)

$

(.01)

Net  earnings per common share

$

.00

$

.00

$

.00

$

.01

$

(.01)

$

(.01)

$

(.01)

$

.00

Weighted average common shares

outstanding

23,954,056

23,954,056

23,954,056

23,954,056

IGAMBIT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,

(UNAUDITED)

2012

2011

CASH  FLOWS  FROM OPERATING ACTIVITIES:

Net  loss

$     (301,136)

$

(76,715)

Adjustments to reconcile net  loss to  net

cash provided (used) by operating activities

Income  from discontinued operations

--

(159,785)

Depreciation

4,249

2,894

Deferred  income taxes

(184,473)

--

Increase (Decrease)  in cash flows as a result of

changes in asset  and  liability account  balances:

Accounts receivable

108,003

(154,163)

Prepaid expenses

31,694

197,475

Accounts payable

117,155

(68,561)

Net  cash used by continuing operating activities

(224,508)

(258,855)

Net  cash provided (used) by discontinued operating activities

225,000

(82,314)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES

492

(341,169)

CASH  FLOWS  FROM INVESTING ACTIVITIES:

Purchases of property and equipment

(1,147)

(18,751)

Decrease  in deposits

430

--

Proceeds from repayments of notes receivable

434,512

32,988

Net  cash provided by continuing  investing activities

433,795

14,237

Net  cash provided by discontinued  investing activities

--

330,000

NET CASH PROVIDED BY INVESTING ACTIVITIES

433,795

344,237

NET CASH USED BY FINANCING ACTIVITIES:

Repayment of loans from shareholders

(5,625)

--

NET INCREASE IN CASH

428,662

3,068

CASH  - BEGINNING OF PERIOD

224,800

465,549

CASH  - END OF PERIOD

$

653,462

$

468,617

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period  for:

Interest

$

1,368

$

1,372

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

Note 2 – Discontinued Operations

Sale of Business

On  February 28, 2006,  the Company entered into an asset purchase agreement with Digi-

Data  Corporation  (“Digi-Data”),  whereby  Digi-Data  acquired  the  Company’s  assets  and its  online  digital  vaulting  business  operations  in  exchange  for  $1,500,000,  which  was deposited  into  an  escrow  account  for  payment  of  the  Company’s  outstanding  liabilities.

In  addition,  as  part  of  the  sales  agreement,  the  Company  receives  payments  from  Digi-

Data  based  on  10%  of  the  net  vaulting  revenue  payable  quarterly  over  five  years.   The

Company is  also  entitled to  an additional 5%  of  the  increase in  net  vaulting revenue  over

the  prior  year’s  revenue.     These  adjustments  to  the  sales  price  are  included  in  the discontinued operations line of the statements of operations.

The  assets  of  the  discontinued  operations  are  presented  in  the  balance  sheets  under  the

captions  “Assets  of  discontinued  operations”.   The  underlying  assets  of  the  discontinued

operations  consist  of  accounts  receivable  of  $345,590  and  $570,590  as  of  June  30,  2012

and December 31, 2011, respectively.

Accounts Receivable

Accounts  receivable  includes  50%  of  contingency  payments  earned  for  the  previous

quarter.   Reserve  for  bad  debts  of  $250,000  was  charged  to  operations  for  the  year  ended

December  31,  2010.    No  reserve  for  bad  debts  was  charged  to  operations  for  the  six months ended June 30, 2012.

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

Accounts Receivable

The  Company  analyzes  the  collectability  of  accounts  receivable  each  accounting  period

and  adjusts  its  allowance  for  doubtful  accounts  accordingly.   A  considerable  amount  of

judgment  is  required  in  assessing  the  realization  of  accounts  receivables,  including  the current  creditworthiness  of  each  customer,  current  and  historical  collection  history  and the related aging of past due balances.  The Company evaluates specific accounts when it becomes  aware  of  information  indicating  that  a  customer  may  not  be  able  to  meet  its financial  obligations  due  to  deterioration  of  its  financial  condition,  lower  credit  ratings,

bankruptcy  or  other  factors  affecting  the  ability  to  render  payment.   There  was  no  bad

debt  expense  charged  to  operations  for  the  six  months  ended  June  30,  2012  and  2011,

respectively.

Prepaid Expenses

Prepaid expenses consist of the following:

June 30,      December 31,

2012

2011

Prepaid state income taxes

$   22,368

$   31,758

Prepaid insurance

4,587

26,891

$   26,955

$   58,649

Property and equipment and depreciation

Property  and  equipment  are  stated  at  cost.   Depreciation  for  both  financial  reporting  and

income  tax  purposes  is  computed  using  combinations  of  the  straight  line  and  accelerated

methods  over  the  estimated  lives  of  the  respective  assets.   During  the  six  months  ended

June   30,   2012,   the   Company  purchased   furniture   and   computer   equipment   totaling

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

Depreciation expense  of  $4,249  and  $2,894  was  charged  to  operations  for  the  six months ended June 30, 2012 and 2011, respectively.

Goodwill

Goodwill  represents  the  fair  market  value  of  the  common  shares  issued  and  common stock  options  granted  by  the  Company  for  the  acquisition  of  Jekyll  by  the  Company’s

subsidiary,  Gotham.    In  accordance  with  ASC  Topic  No.  350  “Intangibles  –  Goodwill and  Other”), the  goodwill  is  not  being  amortized,  but  instead  will  be  subject to  an annual assessment  of  impairment  by applying a  fair-value  based  test,  and  will  be  reviewed more

frequently   if   current   events   and   circumstances   indicate   a   possible   impairment.   An

impairment loss is charged to expense in the period identified. If indicators of impairment are  present  and  future  cash  flows  are  not  expected  to  be  sufficient  to  recover  the  asset’s carrying  amount,  an  impairment  loss  is  charged  to  expense  in  the  period  identified.  A

lack   of   projected   future   operating   results   from   Gotham’s   operations   may   cause

impairment.   At  December  31,  2011,  the  Company  performed  an  impairment  study  and determined  that  there  is  no  indication  that present  and  future  cash  flows  are  not  expected

to  be  sufficient  to  recover  the  carrying  amount  of  goodwill.    The  Company  has  not

performed an impairment study during the six months ended June 30, 2012.  Based on the

Company’s  evaluation  of  goodwill,  no  impairment  was  recorded  during  the  six  months ended June 30, 2012.

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

$434,512  at  December  31,  2011,  for  which  promissory  notes  were  issued.    The  notes,

which  became  past  due  during  the  period,  were  repaid  in  full  including  accrued  interest on June 27, 2012.

Accrued interest on the notes was $12,044 and $20,358 for the six months ended June 30,

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

Six Months Ended

June 30,

2012

2011

SStock options

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

Black-Scholes  option  valuation  model.  Determining  the  fair  value  of  options  at  the  grant date  requires  judgment,  including estimating the  expected  term  that  stock  options  will  be outstanding prior  to  exercise,  the  associated  volatility and  the  expected  dividends.  Stock-

based  compensation  expense  is  reported  under  general  and  administrative  expenses  on the accompanying consolidated statements of operations.

In  2006,  the  Company  adopted  the  2006  Long-Term  Incentive  Plan  (the  "2006  Plan").

Awards  granted  under  the  2006  plan  have  a  ten-year  term  and  may  be  incentive  stock options,  non-qualified  stock  options  or  warrants.  The  awards  are  granted  at  an  exercise price equal to the fair market value on the date of grant and  generally vest over a three or

four   year   period.   Effective   January 1,   2006,   the  Company  recognized   compensation

expense ratably over the vesting period, net of estimated forfeitures. As of June 30, 2012,

there   was   no   unrecognized   compensation   cost   related   to   non-vested   share-based

compensation arrangements granted under the 2006 plan.

The 2006 Plan provides for the granting of options to purchase up to 10,000,000 shares of common  stock.  8,822,000  options  have  been  issued  or  exercised  to  date.  There  are

8,617,520 options outstanding under the 2006 Plan.

Warrant activity during the six months ended June 30, 2012 follows:

Weighted

Average

Weighted

Remaining

Average

Average

Contractual

Grant-Date

Life

Warrants

Exercise Price

Fair Value

(Years)

Warrants outstanding

at January 1, 2012

275,000

$

0.94

$

0.10

No warrant activity

--

--

--

Warrants outstanding

at June 30, 2012

275,000

$

0.94

$

0.10

0.99

Stock Option Plan activity during the six months ended June 30, 2012 follows:

Weighted

Average

Weighted

Remaining

Average

Average

Contractual

Grant-Date

Life

Options

Exercise Price

Fair Value

(Years)

Options outstanding at

January 1, 2012

2,768,900

$

0.04

$

0.10

No option activity

--

--

--

Options outstanding at

June 30, 2012

2,768,900

$

0.04

$

0.10

4.27

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

0%

0%

Note 7 - Income Taxes

The tax provision at June 30 consists of the following:

2012

2011

From operations:

Continuing operations:

Current tax expense (benefit):

Federal

$(148,524)

$ (114,860)

State and local

(35,949)

--

Total from continuing operations

(184,473)

(114,860)

Discontinued operations:

Current tax expense (benefit)

Federal

--

82,314

State and local

--

--

Total from discontinued operations

--

82,314

Total

$(184,473)

$  (32,546)

A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

Six Months Ended

June 30,

2012

2011

Statutory tax rate

34.0%

34.0%

Effect of:

State income taxes, net of

federal income tax benefit

5.0%

0.0%

Tax effect of expenses that are not

deductible for income tax purposes

(1.0)%

(4.2)%

Effective tax rate

38.0%

29.8%

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

In   accordance   with   ASC   Topic   No.   740,   Income   Taxes,   a   valuation   allowance   is

established  based  on  the  future  recoverability  of  deferred  tax  assets.   This  assessment  is

based  upon  consideration  of  available  positive  and  negative  evidence,  which  includes,

among other things,  the  Company’s  most recent results  of  operations  and expected future profitability.  Management has determined that no valuation allowance related to deferred tax assets is necessary at June 30, 2012 and December 31, 2011.

Note 8 - Retirement Plan

Gotham  has  adopted  the  Gotham  Innovation  Lab,  Inc.  SIMPLE  IRA  Plan,  which  covers substantially  all  employees.  Participating  employees  may  elect  to  contribute,  on  a  tax-

deferred  basis,  a  portion  of  their  compensation  in  accordance  with  Section  408  (a)  of  the

Internal Revenue Code. The Company matches up to 3% of employee contributions.  The

Company's  contributions  to  the  plan  for  the  six  months  ended  June  30,  2012  and  2011 were $5,476 and $5,541, respectively.

Note 9 – Significant Customers

Sales  of  Gotham  to  three  customers  amounted  to  approximately  65%  of  Gotham’s  total sales for the six months ended June 30, 2012 at 38%, 14%, and 13%, respectively.

Note 10 – Risks and Uncertainties

Uninsured Cash Balances

Substantially all amounts of cash accounts held at financial institutions are insured by the

FDIC.

Note 11 - Related Party Transactions

Notes Receivable - Stockholders

The  Company  provided  loans  to  a  stockholder  totaling  $17,000  at  June  30,  2012  and

December 31, 2011.   The loans bear interest at a rate of 6% and are due on December 31,

2012.

Accrued  interest  on  the  note  was  $509  and  $506  for  the  six  months  ended  June  30,  2012 and 2011, respectively.

Note Payable – Related Party

Gotham  was  provided  loans  from  an  entity  that  is  controlled  by  the  officers  of  Gotham totaling $19,765 and $25,390 at June 30, 2012 and December 31, 2011, respectively.  The note bears interest at a rate of 5.5% and is due on December 31, 2012.

Interest  expense  of  $295  was  charged  to  operations  for  the  six  months  ended  June  30,

2012 and 2011, respectively.

Loan Payable - Stockholder

A  stockholder/officer  of  the  Company  paid  for  property  and  equipment  totaling  $5,300

on  behalf  of  the  Company.   The  loan  does  not  bear  interest  and  has  been  repaid  as  of  the date of this report.

Note 12 - Lease Commitment

On  February  1,  2012,  iGambit  entered  into  a  5  year  lease  for  new  executive  office  space in Smithtown, New York commencing on March 1, 2012.

Gotham  has  an  operating  lease  for  office  space  renewable  annually  on  October  16  at  a monthly rent of $5,500.

Total   future   minimum   annual   lease   payments   under   the   lease   for   the   years   ending

December 31 are as follows:

2012

$   9,000

2013

18,360

2014

18,720

2015

19,080

2016

19,440

$ 84,600

Rent expense of $49,900 and $48,600 was charged to operations for the six months ended

June 30, 2012 and 2011, respectively.

Note 13 - Litigation

On  November  1,  2011,  the  Company  commenced  collection  proceedings  against  Allied

Airbus,  Inc.  (“Allied”)  for  nonpayment  of  various  promissory  notes  totaling  $434,512  at

December  31,  2011  in  connection  with  a  letter  of  intent  the  Company  entered  into  to acquire  the  assets  and  business  of  Allied,  to  which  a  definitive  agreement  could  not  be reached.  The claim against Allied included accrued interest at the rate of 6%.

As  a  result  of  a  settlement  reached  on  June  12,  2012,  the  Company  received  payment  of the total balance, accrued interest and legal fees on June 27, 2012.

Note 14 – Recent Accounting Pronouncements

In  May 2011,  the  FASB  issued  Accounting  Standards  Update  No.  2011-04,  Amendments

to  Achieve  Common  Fair  Value  Measurement  and  Disclosure  Requirements  in  U.S.

GAAP  and  IFRSs  (“ASU  2011-04”),  which  is  intended  to  result  in  convergence  between

U.S.    GAAP    and    International    Financial    Reporting    Standards    requirements    for

measurement  of,  and  disclosures  about,  fair  value.  ASU  2011-04  clarifies  or  changes

certain   fair   value   measurement   principles   and   enhances   the   disclosure   requirements

particularly  for  Level  3  fair  value  measurements.  This  pronouncement  is  effective  for reporting  periods  beginning  after  December  15,  2011,  with  early  adoption  prohibited  for public  companies.  The  new  guidance  will  require  prospective  application.  The  Company adopted  this  pronouncement  in  the  first  quarter  of  2012  and  does  not  expect  its  adoption to have a material effect on its financial position or results of operations.

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

Note 15 – Subsequent Events

In  accordance  with  FASB  ASC  855,  Subsequent  Events,  the  Company  evaluates  events and  transactions  that  occur  after  the  balance  sheet  date  for  potential  recognition  in  the

consolidated   financial   statements.   The   effect   of   all   subsequent   events   that   provide

additional  evidence  of  conditions  that  existed  at  the  balance  sheet  date  are  recognized  in the consolidated financial statements as of June 30, 2012. In preparing these  consolidated financial  statements,  the  Company  evaluated  the  events  and  transactions  that  occurred through  the  date  these  consolidated  financial  statements  were  issued.  There  were  no material  subsequent  events  that  required  recognition  or  additional  disclosure  in  these consolidated financial statements.

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

Revenue Recognition

Contingency payment income is recognized quarterly from a percentage of Digi-

Data’s vaulting service revenue, and is included in discontinued operations. Our revenues from continuing operations consist of revenues primarily from sales of products and services rendered to real estate brokers. Revenues are recognized upon delivery of the products or services.

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

As  of  December  31,  2011,  accounts  receivable  included  50%  of  contingency  payments earned  for  the  previous  quarter.  Reserve  for  bad  debts  of  $250,000  was  charged  to operations  for  the  year  ended  December  31,  2010. No  reserve  for  bad  debts  was  charged to operations for the six months ended June 30, 2012.

Property and equipment and depreciation

Property and equipment are stated at cost. Depreciation for both financial reporting and income tax purposes is computed using combinations of the straight line and accelerated methods over the estimated lives of the respective assets. During the six months ended June 30, 2012, the Company purchased computer equipment totaling

$6,447. Computer equipment is depreciated over 5 years and furniture and fixtures are depreciated over 7 years.  Maintenance and repairs are charged to expense when incurred.

When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

Depreciation expense of $4,249 and $2,894was charged to operations for the six months ended June 30, 2012 and 2011, respectively.

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

At  December  31,  2011,  the  Company  performed  an  impairment  study  and  determined that  there  is  no  indication  that  present  and  future  cash  flows  are  not  expected  to  be

sufficient  to  recover  the  carrying  amount  of  goodwill.   The  Company  has  not  performed

an   impairment   study   during   the   six   months   ended   June   30,   2012.     Based   on   the

Company’s  evaluation  of  goodwill,  no  impairment  was  recorded  during  the  six  months ended June 30, 2012.

Stock-Based Compensation

We  account for our stock-based employee compensation plan in accordance with ASC

Topic  No.  718-20,  Awards  Classified  as  Equity,  which  requires  the  measurement  of compensation  expense  for  all  share-based  compensation  granted  to  employees  and  non-

employee  directors  at  fair  value  on  the  date  of  grant  and  recognition  of  compensation expense  over  the  related  service  period  for  awards  expected  to  vest.  We  use  the  Black-

Scholes  option  valuation  model  to  estimate  the  fair  value  of  our  stock  options  and

warrants.   The   Black-Scholes   option   valuation   model   requires   the   input   of   highly

subjective  assumptions  including  the  expected  stock  price  volatility  of  the  Company’s common  stock.  Changes  in  these  subjective  input  assumptions  can  materially  affect  the fair value estimate of our stock options and warrants.

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

Gotham Innovation Lab, Inc., is in the business of providing media technology services to the real estate industry. During the year ended December 31, 2011 and during the six months ended June 30, 2012 Gotham produced approximately $1,623,654 and $852,272 of revenue, respectively. We are focused on expanding the operations of Gotham by marketing the company to existing and potential new clients. Currently Gotham has several proposals outstanding to franchisees of one of its main customers, as well as other potential new clients.  In addition to Gotham’s operations, during the year ended

December 31, 2011 and during the six months ended June 30, 2012 we earned $160,250

and $ 57,244 in technical consulting fees.   We also received Quarterly Revenue Share

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

Assets. At June 30, 2012, we had $1,706,872 in total assets, compared to $1,891,178 at

December 31, 2011. The decrease in total assets was primarily due to the decrease in cash as a result of the receipt of decreased contingency payments from DDC.

Liabilities. At  June 30, 2012, our total liabilities were $405,415 compared to $288,585 at December 31, 2011. Liabilities consist of accounts payable and a note payable to a related party. We do not have any long term liabilities.  The increase in liabilities was due to an increase in accounts payable and a loan payable to stockholder.

Stockholders’  Equity.  Our  stockholders’  equity  decreased  to  $1,301,457  at  June  30,

2012  from  $1,602,593  at  December  31,  2011.    This  decrease  was  primarily  due  to  an

increase in accumulated deficit from $(824,451) at December 31, 2011 to $(1,125,587)  at

June 30, 2012, resulting from the end of the contingency payments from Digi-Data Corp.

Three  Months  Ended  June  30,  2012  as  Compared  to  Three  Months  Ended  June  30,

2011

Revenues  and  Net  Income.  We  had  $429,168  of  revenue  during  the  three  months ended June 30, 2012, as compared to $477,441 of revenue during the three months ended

June 30,  2011.   The  decrease  was  due  to a decrease in  revenue  generated  by our  acquired

subsidiary  Gotham   resulting  from   a   transition   of   revenue   focus   away  from   custom

development  and  towards  online  real  estate  media  In  addition,  we  had  a  net  loss  of

(137,601) for the three months ended June 30, 2012, compared to a net loss of ($122,235)

for the three months ended June 30, 2011.

General   and   Administrative   Expenses.   General   and   Administrative   Expenses

decreased  to  $433,294  for  the  three  months  ended  June  30,  2012  from  $450,662  for  the three months ended June 30, 2011. For the three months ended June 30, 2012 our General and Administrative Expenses consisted of corporate administrative expenses of $102,331,

rent  expense  of  $26,500,  employee  benefits,  consisting  primarily  of  health  insurance expense  of  $19,871,  and  payroll  expenses  of  $284,592.  For  the  three  months  ended  June

30,  2011  our  General  and  Administrative  Expenses  consisted  of  corporate  administrative expenses  of  $122,118,  legal  and  accounting  fees  of  $29,829  and  payroll  expenses  of

$298,715.  The  decreases  from  the  three months  ended  June  30,  2011  to  the  three months ended  June  30,  2012  relate  primarily  to:  (i) the  recoupment  of  legal  fees  as  part  of  the

Allied   lawsuits   settlement,   (ii)   a   decrease   in   professional   costs   associated   with   the

preparation and  filing of  a registration statement with the SEC; and  (iii)  leveling in costs

associated   with   the   operation   of   our   Gotham   subsidiary.   Costs   associated   with   the

operation  of  our  Gotham  subsidiary  should  remain  level  going  forward,  subject  to  a material expansion in the business operations of  Gotham which would likely increase our

corporate   administrative   expenses.   Further,   we   anticipated   an   increase   in   legal   and

accounting  fees  in  2012  as  a  result  of  having  become  a  reporting  company  under  the

Securities Exchange Act of 1934.

Six Months Ended June 30, 2012 as Compared to Six Months Ended June 30, 2011

Revenues and Net Income. We had $909,516 of revenue during the six months ended

June 30, 2012, as compared to $889,344 of  revenue during the six  months ended June 30,

2011.   The  increase  in  revenue  was  due  to  revenue  generated  by our  acquired  subsidiary

Gotham.    In  addition,  we  had  no  income  from  discontinued  operations      for  the  six

months  ended  June  30,  2012,  compared  to  $242,099  for  the  six  months  ended  June  30,

2011, and net loss of $(301,136) for the six months ended June 30, 2012, compared to net loss of $(76,715) for the six months ended June 30, 2011.

General   and   Administrative   Expenses.   General   and   Administrative   Expenses

increased  to  $930,235  for  the  six  months  ended  June  30,  2012  from  $903,061  for  the  six months  ended  June  30,  2011.  For  the  six  months  ended  June  30,  2012  our  General  and

Administrative  Expenses  consisted  of  corporate  administrative  expenses  of  $198,284,

rent  expense  of  $49,900,  employee  benefits,  consisting  primarily  of  health  insurance expense of $41,881, legal and accounting fees of $31,902, business insurance expenses of

$23,898,  and  payroll  expenses  of  $584,370.   For  the  six  months  ended  June  30,  2011  our

General  and  Administrative  Expenses  consisted  of  corporate  administrative  expenses  of

$231,439,   legal  and   accounting  fees   of  $92,651,   initial   public  offering  expenses   of

$15,000,  and  payroll  expenses  of  $563,971.

The  increases  from  the  six  months  ended

June  30,  2011  to  the  six  months  ended  June  30,  2012  relate  primarily  to  an  increase  in insurance  expenses,  in  particular  health  care  premium  increases  and  D&O  insurance.

(Costs  associated  with  our  officers’  salaries  and  the  operation  of  our  Gotham  subsidiary should  remain  level  going  forward,  subject  to  a  material  expansion  in  the  business operations of Gotham which would likely increase our corporate administrative expenses.

Liquidity and Capital Resources

As  reflected  in  the  accompanying  consolidated  financial  statements,  at  June  30,

2012,  we  had  $653,462  of  cash  and  stockholders’  equity  of  $1,301,457  compared  to

$224,800  of  cash  and  $1,602,593  of  stockholders’  equity at  December  31,  2011.  At  June

30,  2012  we  had  $1,706,872  in  total  assets,  compared  to  $1,891,178  at  December 31,

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

Cash Flow Activity

Net cash provided by operating activities was $492 for the six months ending

June 30, 2012, compared to net cash used by operating activities of $341,169 for the six months ending June 30, 2011. Our primary source of operating cash flows from continued operating activities for the six months ending June 30, 2012 was from our

Gotham subsidiary’s revenues of $852,273.  Additional contributing factors to the change were a decrease in accounts receivable of $108,003, prepaid expenses of $31,694, and an increase in accounts payable of $117,115.  Net cash provided by discontinued operating activities was $225,000 for the six months ending June 30, 2012 and cash used by discontinued operating activities was $82,314 for the six months ending June 30, 2011.

The $225,000 provided from discontinued operating activities for the six months ending

June 30, 2012 was a decrease in the DDC accounts receivable. For the six months ending

June 30, 2011, the primary source of cash flows from operating activities was revenue of

$889,344.  For the six months ending June 30, 2011 we also had income from discontinued operations of $163,588 (net of taxes of $82,314).  The agreement with DDC

ended on February 28, 2011.    Revenue earned from DDC totaled $242,099 during the

six months ending June 30, 2011   Of the $242,099 revenue earned from DDC in the six

months ending June 30, 2011 we received $330,000 in cash payments from DDC all of which was for the second and third quarter 2010 Contingency Payments.  Additionally

$92,099 was offset by an increase in the accounts receivable included in Assets from

Discontinued Operations.

Cash  provided  by  investing  activities  was  $433,795  and  $344,237  respectively,  for the  first  six  months  ending  June  30,  2012  and  June  30,  2011.  For  the  six  month  ending

June  30,  2012 the  primary source  of  cash provided  by continuing investing activities  was

from  the  repayment  of  notes  receivable  due  from  Allied  Airbus  Inc.    For  the  six  months

ending  June  30,  2011  the  entire  source  of  cash  provided  by  discontinued  investing

activities   is   the   DDC   contingency   payments   and   the   cash   provided   by   continuing

investing  activities  was  from  the  repayment  of  notes  receivable  due  from  Allied  Airbus

Inc.

Cash  used  by  financing  activities  was  $(5,625)  and  $0  for  the  six  months  ending

June   30,   2012  and  June   30,   2011  respectively.    The   cash   flows   used   by  financing

activities in the first six months of fiscal year 2012 were from repayment of loans payable to a related party from our subsidiary Gotham.

Supplemental Cash Flow Activity

In the six months ending June 30, 2012 the company paid income taxes of $4,125 compared to $13,940 for the six months ending June 30, 2011. The decrease in taxes was due to tax overpayments in 2011. The Company also paid interest of $1,368 during the first six months of fiscal year 2012 compared to $1,372 during the first six months of fiscal year 2011.

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

Florida, asserting claims against Allied Airbus, Inc. (as "Borrower") and Michael Polo,

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

On  June  12,  2012,  the  parties  settled  the  lawsuit  and  entered  into  a  settlement  agreement pursuant  to  which  the  Company  was  paid,  on  June  27,  2012,  all  principal  and  interest owed under the notes, as well as all legal fees incurred.

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

8, 2012.

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

24