Form 10-Q
period 2012-09-30
iGambit, Inc.
filed 2012-11-14
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark

One)

 ☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2012

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

Accelerated filer ☐

Non-accelerated filer ☐

Smaller reporting

☐

company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐     No ☑

The Registrant had 23,954,056 shares of its common stock outstanding as of November 14, 2012.

iGambit Inc.

Form 10-Q

Part I — Financial Information

Item 1.

Financial Statements:

3

Consolidated Balance Sheets

3

Consolidated Statements of Income

4

Consolidated Statements of Cash Flows

5

Notes to Consolidated Financial Statements

6

Item 2.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

16

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

22

Item 4.

Controls and Procedures

22

Part II — Other Information

22

Item 1.

Legal Proceedings

22

Item 1A.

Risk Factors

22

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3.

Defaults upon Senior Securities

23

Item 4.

Removed and Reserved

23

Item 5.

Other Information

23

Item 6.

Exhibits

23

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I — FINANCIAL INFORMATION

IGAMBIT INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER

DECEMBER

30,

31,

2012

2011

(Unaudited)

ASSETS

Current assets

Cash

$

363,591

$

224,800

Accounts receivable, net

158,448

269,353

Prepaid expenses

58,619

58,649

Notes receivable

--

434,512

Notes receivable - stockholder

17,000

17,000

Deferred income taxes

438,876

184,185

Assets from discontinued operations

320,590

570,590

Total current assets

1,357,124

1,759,089

Property and equipment, net

18,637

18,563

Other assets

Goodwill

111,026

111,026

Deposits

9,420

2,500

Total other assets

120,446

113,526

$

1,496,207

$

1,891,178

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable

$

302,949

$

263,195

Note payable - related party

6,263

25,390

Total current liabilities

309,212

288,585

Stockholders' equity

Common stock, $.001 par value; authorized - 75,000,000

shares;

issued and outstanding - 23,954,056 shares, respectively

23,954

23,954

Additional paid-in capital

2,403,090

2,403,090

Accumulated deficit

(1,240,049)

(824,451)

Total stockholders' equity

1,186,995

1,602,593

$

1,496,207

$

1,891,178

IGAMBIT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

THREE MONTHS

NINE MONTHS

ENDED

ENDED

SEPTEMBER 30,

SEPTEMBER 30,

2012

2011

2012

2011

Sales

$

416,429

$

410,258

$      1,325,945      $      1,299,602

Cost of sales

163,308

191,056

640,919

542,869

Gross profit

253,121

219,202

685,026

756,733

Operating expenses

General and administrative expenses

438,058

458,574

1,368,293

1,361,635

Loss from operations

(184,937)

(239,372)

(683,267)

(604,902)

Other income

Interest income

257

8,110

12,978

22,280

Loss from continuing operations before income tax benefit

(184,680)

(231,262)

(670,289)

(582,622)

Income tax benefit

70,218

77,789

254,691

192,649

Loss from continuing operations

(114,462)

(153,473)

(415,598)

(389,973)

Discontinued operations

Income from discontinued operations

--

--

--

242,099

Provision for income taxes

--

--

--

82,314

Income from discontinued operations, net of taxes

--

--

--

159,785

Net loss

$      (114,462)      $      (153,473)      $      (415,598)      $      (230,188)

Basic and fully diluted earnings (loss) per common share:

Continuing operations

$

(.00)

$

(.01)

$

(.02)

$

(.02)

Discontinued operations, net of tax

$

.00

$

.00

$

.00

$

.01

Net earnings per common share

$

(.00)

$

(.01)

$

(.02)

$

(.01)

Weighted average common shares outstanding

23,954,056

23,954,056

23,954,056

23,954,056

IGAMBIT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

2012

2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss

$     (415,598)

$     (230,188)

Adjustments to reconcile net loss to net

cash provided (used) by operating activities

Income from discontinued operations

--

(159,785)

Depreciation

6,373

4,436

Stock-based compensation

--

815

Deferred income taxes

(254,691)

--

Increase (Decrease) in cash flows as a result of

changes in asset and liability account balances:

Accounts receivable

110,905

(131,682)

Prepaid expenses

30

150,809

Accounts payable

39,754

(95,231)

Net cash used by continuing operating activities

(513,227)

(460,826)

Net cash provided (used) by discontinued operating activities

250,000

(82,312)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES

(263,227)

(543,138)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment

(6,447)

(19,392)

Increase in deposits

(6,920)

--

Proceeds from repayments of notes receivable

434,512

35,488

Net cash provided by continuing investing activities

421,145

16,096

Net cash provided by discontinued investing activities

--

365,000

NET CASH PROVIDED BY INVESTING ACTIVITIES

421,145

381,096

NET CASH USED BY FINANCING ACTIVITIES:

Repayment of loans from shareholders

(19,127)

--

NET INCREASE IN CASH

138,791

(162,042)

CASH - BEGINNING OF PERIOD

224,800

465,549

CASH - END OF PERIOD

$

363,591

$

303,507

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest

$

1,478

$

1,826

Income taxes

4,125

13,940

Non-cash investing and financing activities:

Property and equipment purchased through loan from stockholder

$

5,300

$

--

Stock-based compensation expense

--

815

IGAMBIT INC.

Notes to Consolidated Financial Statements

Nine Months Ended September 30, 2012 and 2011

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

Note 2 – Discontinued Operations

Sale of Business

On  February  28,  2006,  the  Company  entered  into  an  asset  purchase  agreement  with  Digi-Data

Corporation  (“Digi-Data”),  whereby  Digi-Data  acquired  the  Company’s  assets  and  its  online digital  vaulting  business  operations  in  exchange  for  $1,500,000,  which  was  deposited  into  an

escrow  account  for  payment  of  the  Company’s  outstanding  liabilities.   In  addition,  as  part  of  the

sales  agreement,  the  Company  received  payments  from  Digi-Data  based  on  10%  of  the  net

vaulting   revenue   payable   quarterly   over   five   years.     The   Company   is   also   entitled   to   an

additional  5%  of  the  increase  in  net  vaulting  revenue  over  the  prior  year’s  revenue.    These

adjustments  to  the  sales  price  are  included  in  the  discontinued  operations  line  of  the  statements of operations.

The  assets  of  the  discontinued  operations  are  presented  in  the  balance  sheets  under  the  captions

“Assets  of  discontinued  operations”.    The  underlying  assets  of  the  discontinued  operations

consist   of   accounts   receivable   of   $320,590   and   $570,590   as   of   September   30,   2012   and

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

Reserve  for  bad  debts  of  $250,000  was  charged  to  operations  for  the  year  ended  December  31,

2010.   No  reserve  for  bad  debts  was  charged  to  operations  for  the  nine  months  ended  September

30, 2012.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The  consolidated  financial  statements  include  the  accounts  of  the  Company  and  its  wholly-

owned  subsidiary,  Gotham   Innovation   Lab,   Inc.  All  significant  intercompany  accounts  and

transactions have been eliminated.

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

Accounts Receivable

The  Company  analyzes  the  collectability  of  accounts  receivable  each  accounting  period  and

adjusts  its  allowance  for  doubtful  accounts  accordingly.   A  considerable  amount  of  judgment  is

required    in    assessing    the    realization    of    accounts    receivables,    including    the    current

creditworthiness  of  each  customer,  current  and  historical  collection  history  and  the  related  aging

of  past  due  balances.   The  Company  evaluates  specific  accounts  when  it  becomes  aware  of information  indicating  that  a  customer  may  not  be  able  to  meet  its  financial  obligations  due  to deterioration  of  its  financial  condition,  lower  credit  ratings,  bankruptcy or  other  factors  affecting

the  ability to  render  payment.   There  was  no  bad  debt  expense  charged  to  operations  for  the  nine months ended September 30, 2012 and 2011, respectively.

Prepaid Expenses

Prepaid expenses consist of the following:

September 30,    December 31,

2012

2011

Prepaid state income taxes

$   22,368

$   31,758

Prepaid insurance

36,251

26,891

$   58,619

$   58,649

Property and equipment and depreciation

Property  and  equipment  are  stated  at  cost.   Depreciation  for  both  financial  reporting  and  income tax  purposes  is  computed  using  combinations  of  the  straight  line  and  accelerated  methods  over

the  estimated  lives  of  the  respective  assets.   During  the  nine  months  ended  September  30,  2012,

the Company purchased furniture and computer equipment totaling $6,447. Computer equipment

is  depreciated  over  5  years  and  furniture  and  fixtures  are  depreciated  over  7  years.   Maintenance

and  repairs  are  charged  to  expense  when  incurred.   When  property  and  equipment  are  retired  or

otherwise  disposed  of,  the  related  cost  and  accumulated  depreciation  are  removed  from  the respective accounts and any gain or loss is credited or charged to income.

Depreciation expense of $6,373 and $4,436 was charged to operations for the nine months ended

September 30, 2012 and 2011, respectively.

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

Gotham’s operations may cause impairment.  At December 31, 2011, the Company performed an impairment  study  and  determined  that  there  is  no  indication  that  present  and  future  cash  flows

are  not  expected  to  be  sufficient  to  recover  the  carrying  amount  of  goodwill.   The  Company  has

not  performed  an  impairment  study  during  the  nine  months  ended  September  30,  2012.   Based

on  the  Company’s  evaluation  of  goodwill,  no  impairment  was  recorded  during  the  nine  months ended September 30, 2012.

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

The   Company   applies   the   provisions   of   ASC   Topic   No.   740   for   the   financial   statement

recognition, measurement and disclosure of uncertain tax  positions recognized in the Company’s financial  statements.  In  accordance  with  this  provision,  tax  positions  must  meet  a  more-likely-

than-not  recognition  threshold  and  measurement  attribute  for  the  financial  statement  recognition and measurement of a tax position.

Note 4 – Notes Receivable

In connection with a letter of intent the Company entered into with Allied Airbus, Inc. (“Allied”)

on  July  20,  2010  to  which  both  parties  were  unable  to  reach  a  mutually  acceptable  definitive agreement,  the  Company  provided  various  loans  to  Allied  totaling  $434,512  at  December  31,

2011,  for  which  promissory  notes  were  issued.   The  notes,  which  became  past  due  during  the

period,  were  repaid  in  full  including  accrued  interest  on  June  27,  2012.   Interest  received  of

$45,611 includes $12,044 that had been accrued in 2012.

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

Nine Months Ended

September 30,

2012

2011

StocS Stock options

2,768,900

2,768,900

Common stock warrants

275,000

3,085,000

Basic Total shares excluded from calculation

3,043,900

5,853,900

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

In  2006,  the  Company  adopted  the  2006  Long-Term  Incentive  Plan  (the  "2006  Plan").    Awards

granted  under  the  2006  plan  have  a  ten-year  term  and  may  be  incentive  stock  options,  non-

qualified  stock  options  or  warrants.  The  awards  are  granted  at  an  exercise  price  equal  to  the  fair market  value  on  the  date  of  grant  and  generally  vest  over  a  three  or  four  year  period.  Effective

January 1, 2006, the Company recognized compensation expense ratably over the vesting period,

net of estimated forfeitures. As of September 30, 2012, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 plan.

The  2006  Plan  provides  for  the  granting  of  options  to  purchase  up  to  10,000,000  shares  of common  stock.  8,822,000  options  have  been  issued  or  exercised  to  date.  There  are  8,617,520 options outstanding under the 2006 Plan.

Warrant activity during the nine months ended September 30, 2012 follows:

Weighted

Average

Weighted

Remaining

Average

Average

Contractual

Grant-Date

Warrants

Exercise Price

Fair Value

Life (Years)

Warrants outstanding at

January 1, 2012

275,000

$

0.94

$

0.10

No warrant activity

--

--

--

Warrants outstanding at

September 30, 2012

275,000

$

0.94

$

0.10

0.95

Stock Option Plan activity during the nine months ended September 30, 2012 follows:

Weighted

Average

Weighted

Remaining

Average

Average

Contractual

Grant-Date

Life

Options

Exercise Price

Fair Value

(Years)

Options outstanding at

January 1, 2012

2,768,900

$

0.04

$

0.10

No option activity

--

--

--

Options outstanding at

September 30, 2012

2,768,900

$

0.04

$

0.10

6.10

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

From operations:

Continuing operations:

Current tax expense (benefit):

Federal

$(205,059)

$ (192,649)

State and local

(49,632)

--

Total from continuing operations

(254,691)

(192,649)

Discontinued operations:

Current tax expense (benefit)

Federal

--

82,314

State and local

--

--

Total from discontinued operations

--

82,314

Total

$(254,691)

$ (110,335)

A reconciliation of the statutory federal income tax rate and the effective tax rate follows:

Nine Months Ended

September 30,

2012

2011

Statutory tax rate

34.0%

34.0%

Effect of:

State income taxes, net of

federal income tax benefit

5.0%

0.0%

Tax effect of expenses that are not

deductible for income tax purposes

(1.0)%

(0.9)%

Effective tax rate

38.0%

33.1%

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

September 30, 2012 and December 31, 2011.

Note 8 - Retirement Plan

Gotham   has   adopted   the   Gotham   Innovation   Lab,   Inc.   SIMPLE   IRA   Plan,   which   covers

substantially  all  employees.  Participating  employees  may  elect  to  contribute,  on  a  tax-deferred basis, a portion of their compensation in accordance with Section 408 (a) of the Internal Revenue

Code. The Company matches up to 3% of employee contributions.  The Company's contributions to  the  plan  for  the  nine  months  ended  September  30,  2012  and  2011  were  $5,476  and  $9,284,

respectively.

Note 9 – Significant Customers

Sales  of  Gotham  to  three  customers  amounted  to  approximately 64%  of  Gotham’s  total  sales  for the nine months ended September 30, 2012 at 38%, 15%, and 11%, respectively.

Note 10 – Risks and Uncertainties

Uninsured Cash Balances

Substantially all amounts of cash accounts held at financial institutions are insured by the FDIC.

Note 11 - Related Party Transactions

Notes Receivable - Stockholders

The  Company  provided  loans  to  a  stockholder  totaling  $17,000  at  September  30,  2012  and

December 31, 2011.  The loans bear interest at a rate of 6% and are due on December 31, 2012.

Accrued  interest  on  the  note  was  $766  and  $763  for  the  nine  months  ended  September  30,  2012 and 2011, respectively.

Note Payable – Related Party

Gotham  was  provided  loans  from  an  entity  that  is  controlled  by  the  officers  of  Gotham  totaling

$6,263 and $25,390 at September 30, 2012 and December 31, 2011, respectively.  The note bears interest at a rate of 5.5% and is due on December 31, 2012.

Interest   expense   of   $354   and   $531   was   charged   to   operations   for   the   nine   months   ended

September 30, 2012 and 2011, respectively.

Note 12 - Lease Commitment

On  February  1,  2012,  iGambit  entered  into  a  5  year  lease  for  new  executive  office  space  in

Smithtown, New York commencing on March 1, 2012.

Gotham  has  a  month  to  month  license  agreement  for  office  space  that  commenced  on  August  2,

2012 at a monthly license fee of $2,400.  The license agreement may be terminated upon 30 days notice.

Total  future  minimum  annual  lease  payments  under  the  lease  for  the  years  ending  December  31 are as follows:

2012

$   4,500

2013

18,360

2014

18,720

2015

19,080

2016

19,440

$ 80,100

Rent  expense  of  $69,642  and  $72,112  was  charged  to  operations  for  the  nine  months  ended

September 30, 2012 and 2011, respectively.

Note 13 - Litigation

Digi-Data Corporation

In  connection  with  the  asset  purchase  agreement  discussed  in  Note  2,  the  Company  filed  a complaint  against  Digi-Data  on  October  1,  2012  for  unpaid  contingency  payments  owed  to  the

Company  totaling   $570,590   at   September   30,   2012,   exclusive   of   the   bad   debt   reserve   of

$250,000.

Allied Airbus, Inc.

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

Note 15 – Subsequent Events

In  accordance  with  FASB  ASC  855,  Subsequent  Events,  the  Company  evaluates  events  and transactions  that  occur  after  the  balance  sheet  date  for  potential  recognition  in  the  consolidated financial  statements.  The  effect  of  all  subsequent  events  that  provide  additional  evidence  of conditions  that  existed  at  the  balance  sheet  date  are  recognized  in  the  consolidated  financial statements  as  of  September  30,  2012.  In  preparing  these  consolidated  financial  statements,  the

Company evaluated the events and transactions that occurred through the date these consolidated financial statements were issued.

Litigation

As  discussed  in  Note  13,  the  Company  filed  a  complaint  against  Digi-Data  on  October  1,  2012 for  unpaid  contingency  payments  owed  to  the  Company  totaling  $570,590  at  September  30,

2012, exclusive of the bad debt reserve of $250,000.

.

IGAMBIT INC.

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

As  of  December  31,  2011,  accounts  receivable  included  50%  of  contingency  payments  earned for the previous quarter. Reserve for bad debt of $250,000 was charged to operations for the  year ended  December  31,  2010.  No  reserve  for  bad  debts  was  charged  to  operations  for  the  nine months ended September 30, 2012.

Property and equipment and depreciation

Property and equipment are stated at cost. Depreciation for both financial reporting and income tax purposes is computed using combinations of the straight line and accelerated methods over the estimated lives of the respective assets. During the nine months ended

September 30, 2012, the Company purchased computer equipment totaling $ 6,447. Computer equipment is depreciated over 5 years. Maintenance and repairs are charged to expense when incurred. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the respective accounts and any gain or loss is credited or charged to income.

Depreciation expense of $6,373 and $4,436 was charged to operations for the nine months ended September 30, 2012 and 2011, respectively.

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

At  December  31,  2011,  the  Company  performed  an  impairment  study  and  determined  that  there is no indication that present and future cash flows  are not expected to be sufficient to recover the

carrying  amount  of  goodwill.   The  Company  has  not  performed  an  impairment  study  during  the

nine  months  ended  September  30,  2012.   Based  on  the  Company’s  evaluation  of  goodwill,  no

impairment was recorded during the nine months ended September 30, 2012.

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

Gotham Innovation Lab, Inc., is in the business of providing media technology services to the real estate industry. During the year ended December 31, 2011 and during the nine months ended

September 30, 2012 Gotham produced approximately $1,623,654 and $1,260,881 of revenue,

respectively. We are focused on expanding the operations of Gotham by marketing the company to existing and potential new clients. Currently Gotham has several proposals outstanding to

franchisees of one of its main customers, as well as other potential new clients.   We also

received Quarterly Revenue Share Payments and Annual Increase Payments from Digi-Data

Corporation, which were payable pursuant to the terms of an agreement under which we sold certain assets to DDC in 2006. We earned $247,860 of Contingency Payments from DDC in the

year ended December 31, 2011.  The agreement with DDC ended on February 28, 2011.   We are

also focused on acquiring or partnering with additional technology companies.

Assets. At September 30, 2012, we had $1,496,207 in total assets, compared to $1,891,178 at

December 31, 2011.    The decrease in total assets was primarily due to the repayment of notes receivable from Allied Airbus that was used to fund the operating loss.

Liabilities.  At  September  30,  2012,  our  total  liabilities  were  $309,212  compared  to  $288,585 at  December 31,  2011.  Liabilities  consist  of  accounts  payable  and  a  note  payable  to  a  related

party.   We  do  not  have  any  long  term  liabilities.   The  increase  in  total  liabilities  was  primarily

due to an increase in accounts payable.

Stockholders’   Equity   (Deficit).   Our   stockholders’   equity   decreased   to   $1,186,995   at

September  30,  2012  from  $1,602,593  at  December 31,  2011.  This  decrease  was  primarily due  to an  increase  in  accumulated  deficit  from  $(824,451)  at  December  31,  2011  to  $(1,240,049)  at

September  30,  2012  resulting  from  the  end  of  the  contingency  payments  from  Digi-Data  Corp.

and from operating losses of Gotham.

Three Months Ended September 30, 2012 as Compared to Three Months Ended September 30,

2011

Revenues  and  Net  Income.  We  had  $416,429  of  revenue  during  the  three  months  ended

September  30,  2012,  as   compared  to  $410,258   of  revenue  during  the   three  months  ended

September  30,  2011.    The  increase  in  revenue  was  due  to  revenue  generated  by  our  acquired subsidiary Gotham.

General  and  Administrative  Expenses.  General  and  Administrative  Expenses  decreased  to

$438,058  for  the  three  months  ended  September  30,  2012  from  $458,574  for  the  three  months ended  September  30,  2011.  For  the  three  months  ended  September  30,  2012  our  General  and

Administrative  expenses  consisted  of  corporate  administrative  expenses  of  $96,829,  legal  and accounting  fees  of  $35,573,  payroll  expenses  of  $279,068,  health  and  insurance  expenses  of

$17,131  and  directors  and  officers  insurance   of  $9,457.   For  the  three  months  ended  September

30,   2011   our   General   and   Administrative   expenses   consisted   of   corporate   administrative

expenses  of  $128,682,  legal  and  accounting  fees  of  $21,760,  and  payroll  expenses  of  $307,317 and  compensation  for  vested  options  of  $815.  The  decreases  from  the  three  months  ended

September 30, 2011 to the three months ended September 30, 2012 relate  primarily to a decrease in payroll expenses due to a decrease in staff during the period.

Nine  months  ended  September  30,  2012  as  Compared  to  Nine  months  ended  September  30,

2012

Revenues  and  Net  Income.  We  had  $1,325,945  of  revenue  during  the  nine  months  ended

September  30,  2012,  as  compared  to  revenue  of  $1,299,602  during  the  nine  months  ended

September  30,  2011.    The  increase  in  revenue  was  due  to  revenue  generated  by  our  acquired

subsidiary  Gotham.   In  addition,  we  had  no  income  from  discontinued  operations  for  the  nine month  ended  September  30,  2012  compared  to  $242,099  for  the  nine  months  ended  September

30, 2011, and net loss of $(415,598) for the nine months ended September 30, 2012, compared to net  loss  of  $(230,188)  for  the  nine  months  ended  September  30,  2011.  Our  increase  in  net  loss was due to the Digi-Data agreement ending on February 28, 2011.

General  and  Administrative  Expenses.  General  and  Administrative  Expenses  increased  to

$1,368,293  for  the  nine  months  ended  September  30,  2012  from  $1,361,635  for  the  nine  months ended  September  30,  2011.  For  the  nine  months  ended  September  30,  2012  our  General  and

Administrative  Expenses  consisted  of  corporate  administrative  expenses  of  $358,604,  legal  and accounting  fees  of  $67,475,  payroll  expenses  of  $863,342,  health  insurance  expenses  of  $51,820 and  directors  and  officers  insurance  expense  of  $27,052.  For  the  nine  months  ended  September

30,   2011   our   General   and   Administrative   Expenses   consisted   of   corporate   administrative

expenses  of  $375,122,  legal  and  accounting  fees  of  $114,411  and  payroll  expenses  of  $871,287 and compensation for vested options expense of $815. The increases from the nine months ended

September 30, 2011 to the nine months ended September 30, 2012 relate primarily to an increase in insurance expenses.

Liquidity and Capital Resources

As  reflected  in  the  accompanying  consolidated  financial  statements,  at  September  30,

2012,   we   had   $363,591   of   cash   and   stockholders’   equity   of   $1,186,995,   compared   to

stockholders’  equity  of  $1,602,593  at  December  31,  2011.  At  September  30,  2012  we  had

$1,496,207 in total assets, compared to $1,891,178 at December 31, 2011.

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

Cash Flow Activity

Net cash used by operating activities was $-263,227 for the nine months ending

September 30, 2012, compared to net cash used by operating activities of $543,138for the nine months ending September 30, 2011. Our primary source of operating cash flows from continued

operating activities for the nine months ending September 30, 2012 was from our Gotham subsidiary’s revenues of $1,260,881.  Additional contributing factors to the change were from collections of accounts receivable of $110,905, decrease in prepaid expenses of $30, and an increase in accounts payable of $39,754.  Net cash provided by discontinued operating activities was $250,000 for the nine months ending September 30, 2012 and cash used by discontinued

operating activities was $82,312 for the nine months ending September 30, 2011.  The $250,000 provided from discontinued operating activities for the nine months ending September 30, 2012 was from collections of the DDC accounts receivable. Our primary source of operating cash flow for the nine months ending September 30, 2011 was from a decrease in prepaid expenses of

$150,809.   For the nine months ending September 30, 2011 we also had income from discontinued operations of $82,312.  The agreement with DDC ended on February 28, 2011.

Revenue earned from DDC totaled $242,099 during the nine months ending September 30, 2011

Of the $242,099 revenue earned from DDC in the nine months ending September 30, 2011 we received $330,000 in cash payments from DDC all of which was for the second and third quarter

2010 Contingency Payments.  Additionally $92,099 was offset by an increase in the accounts receivable included in Assets from Discontinued Operations.

Cash  provided  by investing  activities  was  $421,145  and  $381,096  respectively,  for  the  first nine  months  ending  September  30,  2012  and  September  30,  2011.  For  the  nine  months  ending

September  30,  2012  the  primary  source  of  cash  provided  by  continuing  investing  activities  was

from the repayment of notes receivable due from Allied Airbus Inc.    For the nine months ending

September  30,  2011  the  entire  source  of  cash  provided  by discontinued  investing activities  is  the

DDC  contingency  payments  and  the  cash  provided  by  continuing  investing  activities  was  from the repayment of notes receivable due from Allied Airbus Inc.

Cash  used  by  financing  activities  was  $19,127  for  the  nine  months  ended  September  30,

2012  compared  to  $0  for  the  nine  months  ended  September  30,  2011The  cash  flow  used  by financing  activities  in  the  first  nine  months  of  fiscal  2012  was  a  repayment  of  loans  from shareholders.

Supplemental Cash Flow Activity

In  the  nine  months  ended  September  30,  2012  the  company  paid  income  taxes  of  $4,125 compared  to  $13,940  for  the  nine  months  ended  September  30,  2011.The  decrease  in  taxes  was due  to  tax  overpayments  in  2010.  The  Company also  paid  interest  of  $1,478  during the  first  nine months of fiscal year 2012 compared to $1,826 during the first nine months of fiscal year 2011.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Required.

Item 4. Controls and Procedures.

Evaluation   of   disclosure   controls   and   procedures.   Under   the   supervision   and   with   the

participation   of   the   Company’s   management,   including   the   Company’s   principal   executive

officer  and  principal  financial  officer,  the  Company conducted  an  evaluation  of  the  effectiveness of  its  disclosure  controls  and  procedures,  as  such  term  is  defined  in  Rules 13a-15(e)  and  15d-

15(e)  under  the  Securities  Exchange  Act  of  1934,  as  amended  (the  “Exchange  Act”),  as  of

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

On  October  1,  2012,  we  filed  a  lawsuit  in  the  United  States  District  Court  for  the  District  of

Maryland,   Baltimore   Division,   asserting   claims   against   DigiData   Corp.   ("Defendant")   for

monetary  damages  arising  from  the  Defendant's  breach  of  contract  regarding  that  certain  Asset

Purchase  Agreement  dated  February  26,  2006  among  the  parties,  and  to  enforce  payment  of outstanding contingency payments due to the Company pursuant to said agreement.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 14, 2012.

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

25