Form 10-K
period 2012-12-31
iGambit, Inc.
filed 2013-06-20
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 ☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2012

OR

 ☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53862

IGAMBIT INC.

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

12 months (or for such shorter period that the registrant was required to file such reports),

and (2) has been subject to such filing requirements for the past 90 days. Yes ☐     No ☑

Indicate  by check  mark  whether  the  registrant  has  submitted  electronically and posted  on its  corporate  website,  if  any,  every  Interactive  Date  File  required  to  be  submitted  and posted  pursuant  to  Rule 405  of  Regulation S-T  (Section 232.405  of  the  chapter)  during the  preceding  12 months  (or  for  such  shorter  period  that  the  registrant  was  required  to

submit and post such files). Yes ☐      No ☑

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

Non-accelerated filer ☐

Smaller

accelerated

filer ☐

reporting

filer ☐

company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-

2 of the act): Yes ☐     No ☑

There is not currently a market for the Registrant’s common stock.

As  of  June  19,  2013  there  were  25,044,056  shares  of  the  Registrant’s  $0.001  par  value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

iGambit Inc.

FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2012

TABLE OF CONTENTS

Page No.

PART I

Item 1

Business

1

Item 1A

Risk Factors

9

Item 1B

Unresolved Staff Comments

9

Item 2

Properties

9

Item 3

Legal Proceedings

10

Item 4

(Removed and Reserved)

11

PART II

Item 5

Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

11

Item 6

Selected Financial Data

13

Item 7

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

14

Item 7A

Quantitative and Qualitative Disclosure About Market Risk

19

Item 8

Financial Statements and Supplementary Data

19

Item 9

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

20

Item 9A

Controls and Procedures

21

Item 9B

Other Information

22

PART III

Item 10

Directors, Executive Officers and Corporate Governance

22

Item 11

Executive Compensation

27

Item 12

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

29

Item 13

Certain Relationships and Related Transactions, and Director

Independence

30

Item 14

Principal Accountant  Fees and Services

30

PART IV

Item 15

Exhibits and Financial Statement Schedules

31

EX-31.1

EX-31.2

EX-32.1

EX-32.2

EX- 33.1

i

This  annual  report  on  Form  10-K  is  for  the  year  ended  December 31,  2012.  The

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

“we,” “us” and “our” refer to iGambit Inc. and its subsidiaries.

ii

PART I

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the

Securities  Exchange  Act  of  1934,  as  amended.  The  Company  has  based  these  forward-

looking  statements  on  the  Company’s  current  expectations  and  projections  about  future

events.   These   forward-looking   statements   are   subject   to   known   and   unknown   risks,

uncertainties  and  assumptions  about  us  and  the  Company’s  subsidiaries  that  may  cause the  Company’s  actual  results,  levels  of  activity,  performance  or  achievements  to  be

materially   different   from   any   future   results,   levels   of   activity,   performance   or

achievements  expressed  or  implied  by  such  forward-looking  statements.  In  many  cases,

you   can   identify   forward-looking   statements   by   terminology   such   as   “anticipate,”

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

on  April 13,  2000.  On  April 18,  2000,  we  merged  with  BigVault.com,  Inc.,  a  New  York corporation with which we were affiliated. We survived the merger, and on December 19,

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

On April 5, 2006, we changed our name to iGambit Inc.

On October 1, 2009, we  acquired the  assets  of Jekyll  Island Ventures, Inc., a New

York  corporation  doing  business  as  Gotham  Photo  Company  (“Jekyll”)  through  our

wholly   owned   subsidiary   Gotham   Innovation   Lab,   Inc.,   a   New   York   corporation

(“Gotham”).   Pursuant   to   the   terms   of   the   Asset   Purchase   Agreement   and   Plan   of

Reorganization  (“APAPR”),  we  (i) issued  500,000  shares  of  our  common  stock  to  Jekyll at  closing;  (ii) assumed  $10,410.59  of  Jekyll  accounts  payable  relating  to  office  rent  and health  insurance  premiums;  and  (iii) issued  Jekyll  warrants  to  purchase  1,500,000  shares of  our  common  stock,  at  $0.01  per  share,  subject  to  a  3 year  vesting  schedule  and  the

attainment  by  Gotham  of  certain  revenue  targets  during  said  3 year  period.   The  3  year

period has ended and Gotham did not attain the revenue targets.

On December 28, 2012,  we entered  into an  Asset  and Stock   Purchase  Agreement

(the “Purchase Agreement”) to acquire substantially all of the assets of IGX Global  Inc. a

Connecticut  corporation  (“IGXUS”),  and  all  of  the  issued  and  outstanding  shares  of  IGX

Global  UK  Limited  a  UK  Private  Limited  company  (“IGXUK”)  through  our  wholly owned  subsidiary  IGXGLOBAL  CORP.,  a  Delaware  corporation  (“IGXGLOBAL”),  and thereby acquired the business operated by IGSUS and IGSUK (the “Acquired Business”).

Thomas  Duffy  is  the  sole  shareholder  of  both  IGXUK  and  IGXUS  (the  “Shareholder”).

The  Purchase  Agreement  was  disclosed  on  the  Company’s  current  report  on  Form  8-K filed on January 7, 2013.

Pursuant  to the terms  of the Purchase Agreement  Thomas Duffy was  to receive

(i)  $1,500,000  payable  $  500,000  in  cash  and  a  Promissory  Note  in  the  principal  sum  of

$1,000,000  and  (ii)  Thomas  Duffy  was  to  receive  3.75  million  iGambit  Inc.  Common voting  shares  over  a  three-year  period  starting  on  the  first  through  third  anniversary  of signing  of  this  agreement,  based  upon  certain  criteria.  In  addition,  iGambit  was  to  pay

approximately   $2,500,000   of    the    Acquired    Business’s    liabilities    (the    “Assumed

Liabilities”).

The  cash  portion  and  certain  debt  assumed  of  the  Purchase  Price  was  financed through  asset  based  funding  issued  by  Keltic  Financial  Partners  II  LLP  for  a  $6  million revolving credit line.

On  April  8,  2013,  iGambit  Inc.  (“iGambit”)  and  its  wholly  owned  subsidiary,

IGXGLOBAL,  CORP.    (“IGXGLOBAL”,  and  collectively,  the  "Company"),  entered into,  and  became  obligated  under,  a  transaction  to  rescind  the  Company’s  Purchase

Agreement  dated  December  28,  2012   with   IGX  Global  Inc.  (“IGXUS”),  IGX  Global

UK Limited (“IGXUK”, and collectively,  “IGXNJ”) and Tomas  Duffy (“Duffy”) the sole

shareholder of both IGXUK and IGXUS (the “Shareholder”).   The Rescission Agreement

was disclosed on the Company’s current report on Form 8-K filed on April 12, 2013.

Under   the   terms   of   the   Rescission   Agreement,   the   Company,   IGXNJ   and

Shareholder   (collectively   “IGX”),   agreed   to   unwind   the   Purchase   Agreement   in   its

entirety  and  to  fully  restore  each  to  the  positions  they  were  respectively  in  prior  to entering  the  Purchase  Agreement,  in  every  respect  other  than  as  otherwise  expressly contemplated by the Rescission Agreement; and key terms as follows:

(i)  IGX to payback or arrange acceptable payoff of the Keltic Financing;

(ii) Cancellation of any future consideration to IGX;

(iii)  IGX  to  pay  to  iGambit  $625,000  in  consideration  for  its  expenses  and inconvenience; and

(v)   IGX  to   assume  and   pay  certain   expenses   related   to   the  contemplated

Purchase Agreement.

On  April  25,  2013  the  conditions  to  closing  the  Rescission  Agreement  were completed.

OUR COMPANY

Introduction

We  are  a  company  focused  on  the  technology  markets.  Presently  we  have  one

operating   subsidiary,   Gotham   Innovation   Lab   Inc.   (“Gotham”).   Gotham   is     in   the

business  of  providing  media  technology  services  to  the  real  estate  industry     Revenues

consist  mostly  of  revenues  from  the  operation  of  our  Gotham  subsidiary    ($1,528,822

during  year  ended  December  31,  2012),  )  and   revenue  from  technical  consulting  fees  of

$65,064.

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

Our  current  intention  is  to  fund  the  purchase  price  of  acquisitions  through  a combination of the issuance of our common stock at  closing and the issuance of common stock  purchase  or  common-stock  warrants  that  would  become  exercisable  only  in  the event  certain  earn-out  conditions  are  satisfied  by  the  acquired  company.  In  addition  to acquiring  entire  companies,  we  would  also  consider  entering  into  joint  ventures  and acquiring less than 100 percent of a target company.

Our Strategy to Grow the Company

General

We  have  an overall  corporate business  plan  as  a  holding company to seek out  and

acquire  operating companies.   Phase  one  of our strategy is  complete.  We  established new

corporate   headquarters   and   a   website,   expanded   our   board   to   include   2   outside

independent   directors,   set   up   periodic   board   meetings,   engaged   a   sophisticated   full

service law firm, engaged a new PCAOB registered auditing firm, engaged an investment banking  firm  as  advisors  to  assist  in  the  analysis  of  target  acquisitions,  and  become  an

SEC  reporting  company.    In  addition,  we  have  identified  and  acquired  our  first  target company, Jekyll  Island  Ventures  Inc.  We  are working on  a daily basis towards phase two of  our  strategy,  identifying  further  acquisitions  that  will  expand  and  or  complement  our existing subsidiary.

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

The  criteria  we  look  for  in  a  potential  acquisition  include,  but  are  not  limited  to,

the following:

Company Characteristics

▪     Established Company with proven track record

o    Company with history of strong operating and financial performance, or

o    Company  undergoing  a  turnaround  that  demonstrates  strong  prospects  for future growth

▪     Strong Cash Flow Characteristics.

o    Cash flow neutral or positive,

o    Predictable recurring revenue stream,

o    High gross margins and

o    Low working capital and capital expenditure needs

▪     Strong Competitive Industry Position

o    Leading or niche market position, and/or

o    Strong channel relationships that promote barriers to entry

▪     Strong Management Team

o    Experienced,  proven  track  record  in  delivering    revenue  and  ability  to

execute, or

o    A  management  team  that  can  be  complemented    with  our  contacts  and

team

▪     Diversified Customer and Supplier base

▪     Proprietary products or marketing position

Industry Characteristics

▪     Non-cyclical

▪     Services Consumer or niche market

▪     Fragmented with potential for consolidation or growth

▪     Emerging markets

Industries of Interest

▪     Real Estate Services

▪     Managed Security Services Providers (MSSP)

▪     IT   Solutions   Providers   specializing   in   security   and   network   technology

products, services, and support

▪     Internet

o    Cloud Computing

o     Security focused applications

Investment Criteria

▪     Sales Volumes: $500 thousand to $30 million

▪     Cash Flow: Neutral or positive

▪     Structure: Controlled ownership. Closely held private company

▪     Geography: North America  Investment size: $1 million to $5 Million

▪     Involvement: Board oversight

▪     Controlling Interest: Acquire 100% of controlling interest in target

▪     Marketing:

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

Our Partner Company

Gotham Innovation Lab Inc.

Products and Services

Gotham’s  business  is  directed  at  providing  media  technology  services  to  the  real

estate  community.  The   range  of   media  services   includes   Real  Estate  Sales   location

Photography,

the   exclusive   Gotham   EXPO   Full   Screen   Experience;   Floorplan

Measurements,   and   Redraws   and   E-Brochures,   Virtual   Staging,   Headshots,   and   HD

Video.

In  2012, Gotham  launched  its  new offering  ScreenPLAY.  Gotham's  ScreenPLAY is  a  low  cost  tool  that  gets  real  estate  agents  listings  on  YouTube,  Wellcomemat,  and

other  popular  video  platforms  with  enhanced  visibility  on  Google  quickly.   Gotham  has

also  seen  success  in  its  Headshot  events  for  real  estate  agents,  Headshot  events  offer

professional  headshots  photo  sessions  on  an  individual  or  company wide  basis,    Gotham

also  provides  website  development  services,  sales  office  technology and  data interchange services for many of the real estate firms in New York City.

When  it  comes  to  selling  real  estate  every  broker  or  seller  listing  has  to  have pictures.  Utilizing  the  latest  technology  Gotham’s  service  offerings  provide  a  full  listing experience  for  real  estate  agents’  clients.  Gotham  service  offerings  allow  brokers  and sellers to present their listings in the best possible light while giving the viewer control of the  show.  Gotham’s  services  integrate  images,  photos,  floor  plans,  video,  virtual  staging,

agent and key listing details in an engaging format that immerses the viewer.

All  systems  are  built  on  accessible  web  platforms  that  integrate  quickly  and seamlessly into the agent’s workflow.

In  addition  to  natural  expansion  into  the  areas  surrounding  NYC,  Gotham  is actively  working  to  expand  other  geographic  locations  on  the  East  Coast.  Gotham  has already established a presence in Florida, covering the Miami to west Palm Beach area.

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

Customers

Gotham  currently  has  approximately      400  client  accounts,  including  accounts

ranging  from  single  agent  accounts  to  large  “master  accounts”  with  large  firms  such  as

Douglas    Elliman    and    Halstead.    Taking    these    and    other    master    accounts    into

consideration,  Gotham  does  business  with  over  3,000  New  York  City  real  estate  agents.

The  following  five  customers  constituted  approximately  76%  of  the  Company’s  sales  in

2012:   EGR  International,  Inc.  –  10%  of  sales;  Cambridge  Who’s  Who  –  approximately

4%  of  sales;   Douglas  Elliman  Real  Estate,  LLC  –  approximately 42%  of  sales;  Halstead

Property  Development  Marketing  LLC  –  approximately 6%  of  sales;  and  Christies  Great

Estates,  Inc.  –  approximately  15%  of  sales.     The  loss  of  any  of  the  foregoing  client

accounts could have a material adverse affect on the Company’s financial condition.

Expansion Summary

Gotham’s objective is to be a market leader in offering EXPO, Virtual Tours,  and

Video, type  services  to  the  real  estate  industry.  Gotham  is  currently providing services  to a  number  of  realtors  and  brokers  in  the  New  York  Metropolitan  area  including,  but  not

limited  to,  Douglas  Elliman  (“DE”),  Corcoran,  Trump  among  others.   In  addition  to

natural  expansion  into  the  areas  surrounding  NYC  such  as  Long  Island,    Gotham  has

recently  expanded  into  Florida,  and  is  actively  working  to  expand  by  further  providing services  to  large  accounts  that  exist  in  both  Manhattan  and  targeted  secondary  markets,

and  through  the  selective  hiring  of  one-off  service  providers  who  are  currently  operating in other markets

Employees

We presently have 14 total employees all of which are full-time.

OUR CORPORATE INFORMATION

Our   principal   offices   are   located   at   1050   W.   Jericho   Turnpike,   Suite   A,

Smithtown,  New  York,  11787.  Our  telephone  number  is  (631) 670-6777  and  our  fax number  is  (631) 670-6780.  We  currently  operate  two  corporate  websites  that  can  be

found  at  www.igambit.com,  and  www.gothamphotocompany.com    (the  information  on

the foregoing websites does not form a part of this report).

ITEM 1A.  RISK FACTORS

Not Required.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our  corporate  executive  office  is  located  in  Smithtown,  New  York,  where  we

lease   approximately  1000   square   feet   of   office   space.   Monthly   lease   payments   are

approximately $1,500.  The  lease  is  for  a  term  of  five  (5)  years  commencing on  March  1,

2012  and  ending  on  February  28,  2017.   The  lease  contains  annual  escalations  of  2%  of

the annual rent.

Our  Gotham  operations  are  located  in  New  York,  New  York,  where  we  license approximately  4  office  suites  with  furniture  and  equipment  in  a  shared  global  office building.  Monthly  license  payments  are  approximately  $4,600  and  the  fees  are  paid  on  a month to month basis.

Our leased and licensed properties are  suitable for their respective uses and are, in general,  adequate  for  our  present  needs.  Our  properties  are  subject  to  various  federal,

state,  and  local  statutes  and  ordinances  regulating their operations.  Management  does  not believe  that  compliance  with  such  statutes  and  ordinances  will  materially  affect  our business, financial condition, or results of operations.

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

Company pursuant to said agreement.

On  or about  December  3,  2012, Digi-Data  filed  its  Answer, Affirmative  Defenses and Counterclaim against  iGambit.  The  Counterclaim  seeks  damages  against  iGambit  for breach  of  the  Agreement  for  the  alleged  failure  to  indemnify  Digi-Data  for  expenses related  to  pending  litigation  between  Verizon  Communications,  Inc.  (one  of  Digi-Data's

customers)  an  unrelated  third  party,  Titanide  Ventures,  LLC,  concerning  alleged  patent violations (hereinafter "Verizon Patent Litigation").

Upon  information  and  belief,  the  Verizon  Patent  Litigation  is  a  "patent  troll"

whereby Titanide  seeks to extract settlement  funds from alleged patent infringers  without seeking  actual  adjudication  of  its  purported  patent  rights.  iGambit  has  advised  Digi-Data of  what  iGambit  believes  is  "prior  art"  related  to  the  subject  intellectual  properly  that  is at-issue in the Verizon Patent Litigation, a possible defense to the claims by Titanide.

A  pre-trial  order  was  issued  by  the  Court  with  detailed  deadlines.  E.g.,  discovery

cut-off    and    status    report    (4/29/13)    and    dispositive    motions    (5/28/13).    iGambit

propounded its initial discovery upon Digi-Data, responses to which were due on or about

March 8, 2013.

On   April   4,   2013,   Digi-Data   provided   discovery   to   iGambit.   To   date,   no

depositions  have  been  scheduled.   To  date,  we  have  not  received  any  information  from

DDC  regarding  any  specific  quantified  “damages”  directly  resulting  from  this  Order  or the settlement agreement between Verizon and the Plaintiff.

On  April  4,  2013  an  Order  of  Dismissal  in  the  Verizon  Patent  Litigation  was

filed.  The Dismissal is with prejudice with each party to bear its own costs and fees.

On  May  24,  2013  we  filed  a  Motion  for  Summary  Judgment  with  the  Court asking the Court to move in our favor against DDC for the entire outstanding balance due

along   with   attorney’s   fees   and   post   and   pre-judgment   interest   as   applicable   under

Maryland Law.

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

HOLDERS

As   of   June   19,   2013,   there   are   25,044,056   shares   of   our   common   stock

outstanding,  held  of  record  by  158  persons.   We  have  275,000  common  stock  warrants

outstanding and 1,268,900 common stock options outstanding.

As  of  June  19,  2013,  approximately  21,737,018  shares  of  our  common  stock  are eligible to be sold under Rule 144.

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

31,  2009  the  Company  no  longer  has  the  ability  to  issue  shares  under  the  Plan.   As  of

December 31, 2009, there were 0 shares available for issuance under the Plan.

In   addition   to   our   2006   Long   Term   Incentive   Plan,   we   have   issued   and

outstanding compensatory  warrants  to  two  consultants  entitling the  holders  to  purchase  a total  of  275,000  shares  of  our  common  stock  at  an  average  exercise  price  of  $0.94  per share.  Warrants  to  purchase  25,000 shares of common stock vest  upon  6  months after the

Company  engages  in  an  IPO,  have  an  exercise  price  of  $3.00  per  share,  and  expire  2 years  after  the  Company  engages  in  an  IPO.  Warrants  to  purchase  250,000  shares  of common stock vest 100,000 shares on issuance (June 1, 2009), and 50,000 shares on each of  the  following  three  anniversaries  of  the  date  of  issuance,  have  exercise  prices  ranging from  $0.50  per  share  to  $1.15  per  share,  and  expire  on  June 1,  2019.  The  issuance  of  the compensatory warrants was not submitted to our shareholders for their approval.

The  following  table  describes  our  equity  compensation  plans  as  of  December 31,

2012:

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

(1)

296,900  $

0.08

0

Equity

compensation

plans not approved

by our

stockholders

972,000  $

0.08

0

(1)  Equity compensation plans approved by our stockholders consist of our 2006 Long

Term Incentive Plan.

RECENT SALES OF UNREGISTERED SECURITIES

During  2012  we  sold  the  following  securities  in  transactions  not  registered  under the Securities Act of 1933, as amended (the “Securities Act”):

On  December  31,  2012,  the  Company  issued  550,000  shares  of  common  stock  to

Brooks  Houghton  &  Company  Inc.  (145,000  shares)  and  John  Y.  Freeman  (405,000 shares)  pursuant  to  the  terms  of  the  Financial  Advisory  Engagement  Agreement  (  the

“FAEA”) between the Company and Brooks Houghton & Company Inc. dated March 13,

2012.   The  shares  were  issued  as  part  consideration  for  the  services  rendered  by John  Y.

Freeman  under  the  FAEA.  At  the  time  of  the  issuance  Brooks  Houghton  &   Company

and  John  Y.  Freeman  were  able  to  evaluate  the  risks  and  merits  of  the  investment,  had access  to  information  regarding  the  Company,  were  given  the  opportunity  to  ask  the

Company’s   management   questions   about   the   Company,   and   were   able   to   bear   the

economic risk of the investment. The securities  were issued in reliance on Section 4(2) of the Securities Act, and contained a standard restrictive legend.

On  December  31,  2012,  the  Company  issued  450,000  shares  of  common  stock  to

Wellington  Shields  & Company (225,000 shares),  Eduardo  Cabrera  (180,000  shares)  and

Max   Georgatos  (45,000   shares)  pursuant  to  the  terms   of  the   Acquisition   Financing

Engagement  Agreement  (the  AFEA”)  between  the  Company  and  Wellington  Shields  &

Company dated November 29, 2012.  The shares were issued as part consideration for the

services rendered by Eduardo Cabrera and  Max  Georgatos  under the AFEA..   At  the time

of  the  issuance  Wellington  Shields  &  Company,  Eduard  Cabrera  and  Max  Georgatos

were  able  to  evaluate  the  risks  and  merits  of  the  investment,  had  access  to  information regarding  the  Company,  were  given  the  opportunity  to  ask  the  Company’s  management

questions   about   the   Company,   and   were   able   to   bear   the   economic   risk   of   the

investment. The  securities  were  issued  in  reliance  on  Section 4(2)  of  the  Securities  Act,

and contained a standard restrictive legend.

On  December  31,  2012,  the  Company  issued  90,000  shares  of  common  stock  to

ProActive   Capital   Resources   Group.,   LLC   pursuant   to   the   terms   of   the   Consulting

Agreement  between  the  Company  and   ProActive  Capital  Resources  Group.,  LLC  dated

December  18,  2012.      The  shares  were  issued  as  part  consideration  for  the  services

rendered by ProActive Capital  Resources Group., LLC   under the Consulting Agreement.

At  the  time  of  the  issuance  ProActive  Capital  Resources  Group.,  LLC  was  able  to evaluate  the  risks  and  merits  of  the  investment,  had  access  to  information  regarding  the

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

Fair Value of Financial Instruments

For  certain  of    our  financial  instruments,  including  cash  and  cash  equivalents,

accounts  receivable,  accounts   payable,  and  amounts   due  to/from  related  parties,  the

carrying amounts approximate fair value due to their short maturities.  Additionally, there are no assets or liabilities for which fair value is remeasured on a recurring basis.

Revenue Recognition

Our  revenues  from  continuing  operations  consist  of  revenues  derived  primarily

from   sales   of   products   and   services   rendered   to   real   estate   brokers.   Revenues   are

recognized upon delivery of the products or services.

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

Accounts Receivable

We  analyze  the  collectability  of  accounts  receivable  from  continuing  operations each  accounting  period  and  adjust  our  allowance  for  doubtful  accounts  accordingly.  A considerable  amount  of  judgment  is  required  in  assessing  the  realization  of  accounts

receivables,  including  the    creditworthiness  of  each  customer,  current  and  historical

collection  history  and  the  related  aging  of  past  due  balances.   We   evaluate  specific

accounts  when  we  become  aware  of  information  indicating  that  a  customer  may  not  be able  to  meet  its  financial  obligations  due  to  deterioration  of  its  financial  condition,  lower credit  ratings,  bankruptcy  or  other  factors  affecting  the  ability  to  render  payment.  No reserve for bad debts was charged to operations for the year ended December 31, 2012.

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

Goodwill

Goodwill represents the excess of the aggregate purchase price over the fair  value of the  net  assets  acquired  in  a  business  combination,  specifically the  acquisition  of Jekyll

by   the   Company’s   subsidiary,   Gotham.     In   accordance   with   ASC   Topic   No.   350

“Intangibles – Goodwill and Other”), the goodwill is not  amortized, but instead is subject

to   an   annual   assessment   of   impairment   by  applying   a  fair-value  based   test,   and   is

reviewed   more   frequently   if   current   events   and   circumstances   indicate   a   possible

impairment.    If  indicators  of  impairment  are  present  and  future  cash  flows  are  not expected  to  be  sufficient  to  recover  the  asset’s  carrying  amount,  an  impairment  loss  is charged  to  expense  in  the  period  identified.  A  lack  of  projected  future  operating  results

from Gotham’s operations may cause impairment.   At December 31, 2012, we performed

an  annual  impairment  study  and  determined  that  present  and  future  cash  flows  are  not

expected  to  be  sufficient  to  recover  the  carrying  amount  of  goodwill.    Based  on    our

evaluation  of  goodwill,  an  impairment  of  $111,026  was  charged  to  operations  during  the year ended December 31, 2012.

Stock-Based Compensation

We    account    for    our    stock-based    awards    granted    under    our    employee

compensation  plan  in  accordance  with  ASC  Topic  No.  718-20,  Awards  Classified  as

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

2012   and   December   31,   2011   Gotham   produced   approximately   $1,528,822   and

$1,623,654  of  revenue,  respectively.  We  are  focused  on  expanding  the  operations  of

Gotham  by  marketing  the  company  to  existing  and  potential  new  clients.  In  addition  to

Gotham’s  operations,  we  earned  $65,064  and  $160,250  in  technical  consulting  fees  for the years ended December 31, 2012 and December 31, 2011.

Year Ended December 31, 2012 as Compared to Year Ended December 31, 2011

Assets. At December 31, 2012, we had $716,829 in current assets and $ 745,919 in total assets, compared to $1,759,089 in current assets and $1,891,178 in total assets as of December 31, 2011. The decrease in total assets was primarily due to no deferred income tax benefits for 2012,  the decrease in notes receivable, the goodwill impairment of $111,026  the decrease in accounts receivable and the decrease in cash used to fund the loss

Liabilities.  At  December 31,  2012,  we  had  total  liabilities  of  $440,221  compared to  $288,585  at  December 31,  2011.  Our  total  liabilities  at  December 31,  2012  consisted of accounts payable of $433,958 and a note to a related party of $6,263, whereas our total liabilities as of December 31, 2011 consisted of accounts payable of $263,195, and a note to  a  related  party  of  $25,390.  The  increase  in  total  liabilities  was  primarily  due  to  the increase  in  accounts  payable  due  to  fees  and  commissions  associated  with  the  IGX

Global asset purchase and rescission transaction.

Stockholders’   Equity.   Our   Stockholders’   Equity   decreased   to   $305,695   at

December 31,  2012  from  $1,602,593  at  December 31,  2011.  This  decrease  was  primarily due  to  an  increase  in  accumulated  deficit  from  $(824,451)  at  December  31,  2011  to

$(2,448,346) at  December 31, 2012 resulting from   an increase in   losses  from operations

from  $(383,393)  for  the  year  ended  December  31,  2011  to  $(1,623,895)  for  the  year ended December 31, 2012.

Revenue  and  Net  Income.  We  had  revenue  of  $1,593,886  for  the  year  ended

December 31, 2012, compared to revenue of $1,783,904 for the year ended December 31,

2011.  The  decrease  in  revenue  was  due  primarily  to  a  decrease  in  revenue  generated  by our Gotham subsidiary from $1,623,654 for the  year ended December 31, 2011 compared

to  $1,528,822  for  the  year  ended  December  31,  2012.    We  also  earned  revenue  of

$65,064  in  technical  consulting  fees  for  the  year  ended  December  31,  2012  compared  to

$160,250  for  the  year  ended  December  31,  2011.  Our  net  loss  was  $(1,623,895)  for  the year  ended  December 31,  2012,  compared  to  a  net  loss  of  $(383,393)  for  the  year  ended

December 31,  2011.      The  increase  in  net  loss  was  due  primarily  to  the  decrease  in revenue  from  our  Gotham  subsidiary  in  the  last  quarter  of  2012  due  to  the  impact  of hurricane  Sandy  on  the  NYC  real  estate  market  and  the  costs  associated  with  the  IGX

Global  asset  purchase  and  rescission  transaction,  as  well  as  the  end  of  the  contingency payments from Digi-Data Corp.

General  and  Administrative  Expenses.  General  and  Administrative  Expenses

increased  to  $2,383,568  for  the  year  ended  December 31,  2012  from  $1,863,732  for  the year  ended  December 31,  2011.  For  the  year  ended  December 31,  2012  our  General  and

Administrative  Expenses  consisted  of  corporate  administrative  expenses  of  $456,097,

legal  and  accounting  fees  of  $184,848  consulting  fees  of  $45,660,  payroll  expenses  of

$1,161,861,  Directors  and  Officers  Insurance  of  $37,076,  goodwill  impairment  expense

of  $111,026  and    business  advisory  fees,  commissions  and  expenses  associated  with  the

IGX  purchase  and  rescission  transaction,  of  $387,000.  For  the  year  ended  December 31,

2011  our  General  and  Administrative  Expenses  consisted  of  corporate  administrative expenses  of  $471,281,  legal  and  accounting  fees  of  $160,907  consulting fees  of  $36,752,

payroll  expenses  of  $1,163,979,  Directors  and  Officers  Insurance  of  $15,813,  and  IPO

business  advisory expense  of  $15,000.   The  increases  from  the  year  ended  December 31,

2011  to  the  year  ended  December 31,  2012  relate  primarily  to:  (i)  costs  associated  with the  IGX  Global  asset  purchase  and  rescission  transaction,  (ii)  the  related  professional costs  associated  with  the  preparation  and  filing  of  a  registration  statements  with  the

SEC;(iii)  an  increase  in  D&O  insurance  and  (iv)  a  goodwill  impairment  charge.   Further,

in  the  event  the  company  effectuates  an  acquisition  in  2013  we  anticipate  additional professional fees associated with the acquisition.

LIQUIDITY AND CAPITAL RESOURCES

General

As  reflected  in  the  accompanying  consolidated  financial  statements,  at  December

31,  2012,  we  had  $104,721  of  cash  and  stockholders’  equity  of  $305,698.   At  December

31, 2011, we had $224,800 of cash and stockholders’ equity of $1,602,593.

Our primary capital requirements in 2013 are likely to arise from the expansion of our  Gotham  operations,  and,  in  the  event  we  effectuate  an  acquisition,  from:  (i) the amount  of  the  purchase  price  payable  in  cash  at  closing,  if  any;  (ii) professional  fees associated  with  the  negotiation,  structuring,  and  closing  of  the  transaction;  and  (iii) post closing  costs.  It  is  not  possible  to  quantify  those  costs  at  this  point  in  time,  in  that  they depend on Gotham’s business opportunities, the state of the overall economy, the relative size  of  any  target  company  we  identify  and  the  complexity  of  the  related  acquisition transaction(s).  We  anticipate  raising  capital  in  the  private  markets  to  cover  any  such costs,  though  there  can  be  no  guaranty  we  will  be  able  to  do  so  on  terms  we  deem  to  be acceptable.  We  do  not  have  any  plans  at  this  point  in  time  to  obtain  a  line  of  credit  or other loan facility from a commercial bank.

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

Cash Flow Activity

Net  cash  used  by  operating  activities  was  $518,687  for  the  year  ended  December

31,  2012,  compared  to  net  cash  used  by  operating  activities  of  $659,136  for  the  year ended  December  31,  2011.  Our  primary  source  of  operating  cash  flows  from  continuing

operating   activities   for   the   year   ended   December   31,   2012   was   from   our   Gotham

subsidiary’s  revenues  of  $1,528,822  and  $1,623,654  for  the  year  ending  December  31,

2011.   Additional  contributing  factors  to  the  change  were  from  a  decrease  in  accounts receivable  of  $110,912,  a  decrease  in  prepaid  expenses  of  $74,428  and  an  increase  in

accounts  payable  of  $170,763.    Net  cash  provided  by  discontinued  operating  activities was  $250,000  for  the  year  ended  December  31,  2012  and  cash  provided  by  discontinued

operating  activities  was  $5,438  for  the  ended  December  31,  2011.   For  the  year  ended

December 31, 2012  we  received  $250,000  in  cash  payments  from  DDC  which  was  offset

by   a   decrease   in   accounts   receivable   included   in   the   Assets   from   Discontinued

Operations.     Revenue  earned  from  DDC  totaled  $0  for  the  year  ending  December  31,

2012   and   $247,860   for   the   year  ended   December   31,  2011.

For   the   year   ended

December 31, 2011  we  received  $490,000  in  cash  payments  from  DDC  which  was  offset

by   a   decrease   in   accounts   receivable   included   in   the   Assets   from   Discontinued

Operations.   The agreement with DDC ended on February 28, 2011.

Cash   provided   by   continuing   investing   activities   was   $417,735   and   $18,097

respectively,  for  the  years  ended  December  31,  2012  and  December  31,  2011.   For  the

year  ended  December  31,  2012  the  primary  source  of  cash  provided  by  continuing investing  activities  was  from  the  repayment  of  notes  receivable  due  from  Allied  Airbus

Inc.      For  the  year  ended  December  30,  2011  the  entire  source  of  cash  provided  by discontinued investing activities is the DDC contingency payments and the cash provided by  continuing  investing  activities  was  from  the  repayment  of  notes  receivable  due  from

Allied Airbus Inc.

Cash  used  by  financing  activities  was  $19,127  for  the  year  ended  December  31,

2012  compared  to  $0  for  the  year  ended  December  31,  2011The  cash  flows  used  by financing  activities  in  the  year  ended  December  31,  2012  was  a  repayment  of  loans payable to related party.

Supplemental Cash Flow Activity

In  the  year  ended  December  31,  2012  the  company  paid  interest  of  $1,884  2 compared to interest of $2,375 in the the year ended December 31, 2011.

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance-sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

Not Required.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required by this Item 8 are included in this Report beginning on page F-1, as follows:

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheet as of December 31, 2012 and 2011

F-3

Consolidated Statement of Income for the years ended December 31, 2012 and

F-4

2011

Consolidated Statement of Changes in Stockholder’s Equity for the years ended          F-5

December 31, 2012 and 2011

Consolidated Statement of Cash Flows for the years ended December 31, 2012

F-6

and 2011

Notes to Financial Statements

F-8

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

On   January   9,   2013,   the   Audit   Committee   of   the   Board   of   Directors   (the

“Committee”)  of      iGambit  Inc.  (the  “Company”)  approved  the  dismissal  of  Michael

Albanese,    CPA.    (“Albanese”)    as    the    Company’s    independent    registered    public

accounting firm.   Albanese was initially engaged  by the Company on  March 20, 2009 for the  years  ended  December  31,  2007  and  December 31,  2008  and  subsequently  for  the

years   ended   on   December   31,   2009,   December   31,   2010   and   December   31,   2011

respectively.

Albanese’s  report  on  the  Company’s  consolidated  financial  statements  for  the fiscal  years  ended  December  31,  2011  and  2010  did  not  contain  an  adverse  opinion  or disclaimer  of  opinion,  nor  were  they  qualified  or  modified  as  to  uncertainty,  audit  scope,

or accounting principle

During  the  Company’s  two  most  recent  fiscal  years,  and  the  subsequent  interim period preceding its dismissal, there were:

(i) no   disagreements   with   Albanese   on   any   matter   of   accounting   principles   or

practices,   financial   statement   disclosure   or   auditing   scope   or   procedure,    which

disagreements,  if  not  resolved  to  the  satisfaction  of  Albanese,  would  have  caused  it  to

make   reference   to   the   subject   matter   of   the   disagreements   in   its   reports   on   the

consolidated financial statements of the Company; and

(ii) no reportable events as defined in Item 304(a)(1)(v) of Regulation S-K.

On   January   9,   2013,   the   Committee   approved   the   engagement   of   Fiondella,

Milone  &  LaSaracina,  LLP  (“FML”)  as  the  Company’s  independent  registered  public accounting firm for the fiscal year ending December 31, 2012.

During  the  Company’s  two  most  recent  fiscal  years  and  the  subsequent  interim period preceding its engagement, neither the Company nor anyone on its behalf consulted

FML regarding either:

(i) the   application   of   accounting   principles   to   a   specified   transaction,   either

completed  or  proposed,  or  the  type  of  audit  opinion  that  might  be  rendered  on  the

Company’s  consolidated  financial  statements,  and  no  written  report  or  oral  advice  was provided  to  the  Company  that  FML  concluded  was  an  important  factor  considered  by  us in reaching a decision as to the accounting, auditing or financial reporting issue; or

(ii) any  matter  that  was  the  subject  of  a  disagreement  or  reportable  event  as  defined in Item 304(a)(1)(iv) of Regulation S-K and Item 304(a)(1)(v), respectively.

In  approving  the  selection  of  FML  as  the  Company’s  independent  registered public  accounting  firm,  the  Committee  concluded  that  there  were  no  previous  services provided by FML.

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

15d-15(e)  under the  Exchange Act as  of December 31, 2012.  Based upon  that  evaluation,

our  Chief  Executive  Officer  and  Chief  Financial  Officer  concluded  that  our  disclosure controls and procedures were effective as of December 31, 2012.

Management’s Annual Report on Internal Control over Financial Reporting.

We  are  responsible  for  establishing  and  maintaining  adequate  internal  control over  financial  reporting.  Internal  control  over  financial  reporting  is  defined  in  Rule 13a-

15(f)  and  Rule  15d-15(f)  promulgated  under  the  Exchange  Act  as  a  process  designed  by,

or  under  the  supervision  of,  our  Chief  Executive  Officer  (our  principal  executive  officer)

and  Chief  Financial  Officer  (our  principal  accounting and  financial  officer),  and  effected

by  our   board   of   directors,   management   and   other   personnel,   to   provide   reasonable

assurance  regarding  the  reliability  of  financial  reporting  and  the  preparation  of  financial

statements   for   external   purposes   in   accordance   with   generally   accepted   accounting

principles.   Our   internal   control   over   financial   reporting   includes   those   policies   and

procedures that:

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

Our  management  assessed  the  effectiveness  of  the  Company’s  internal  control

over   financial   reporting   as   of   December 31,    2012.   In   making   this   assessment,

management  used  the  criteria  set  forth  in  the  Internal  Control  —  Integrated  Framework issued  by  the  Committee  of  Sponsoring  Organizations  of  the  Treadway  Commission

(COSO).  Based  on  management’s  assessment,  we  concluded  that,  as  of  December 31,

2012, our internal control over financial reporting was effective.

Change in Internal Controls

During the quarter ended December 31, 2012, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name

Age

Position

Appointed

John Salerno

74     Chief Executive Officer, President,    March 2009

Chairman of the Board, and

(appointed Chairman

Director

and Director in

April 2000)

Elisa Luqman

48     Chief Financial Officer, Executive     March 2009

Vice President, General Counsel,

(appointed Director

and Director

in August 2009)

James J. Charles

70     Director

March 2006

George G. Dempster

73     Director

January 2001

John Waters

67     Director

August 2009-April

2013

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

daughter.

Ms.  Luqman  was  nominated  as  a  Director  because  of  her  intimate  knowledge  of

the  Company  and  its  history  as  a  founder.   Additionally,  as  an  attorney,  Ms.  Luqman’s

legal  background  enables  her  to  provide  counsel  to  the  Company.  Her  experience  as general  counsel  to  the  Company  provides  her  with  a  unique  insight  into  the  Company’s contracts  with  customers  and  vendors,  intellectual  property  assets  and  issues,  financing

transactions  and  shareholder  transactions.    Moreover,  having  been  through  the  merger

and  acquisition  process  on  both  sides  of  the  table,  Ms.  Luqman  offers  the  Company  in-

house  guidance  throughout  the  acquisition  process.  That  combined  with  Ms.  Luqman’s

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

Interpharm   Holdings,   Inc.,   through   its   subsidiary,   Interpharm,   Inc.,   engages   in   the

development,  manufacture,  and  marketing  of  generic  prescription  strength  and  over-the-

counter  pharmaceuticals  in  the  United  States.  It  also  focuses  on  the  development  of products  in  the  areas  of  female  hormone,  scheduled  narcotic,  soft  gelatin  capsule,  oral liquid,  products  coming  off  patent,  and  other  products.  From  1966  to  1994  Mr. Charles was  a  Senior  Managing  Partner  with  Ernst  &  Young.  Mr. Charles’  education  includes

studies   and   management   programs   at   Harvard   University   and   Williams   College.

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

ADAT  offers  its  patent  pending  content  authentication  technology  in  the  form  of  the

United States Postal  Service® Electronic Postmark®  (EPM).He was previously the Chief

Administrative   Officer   of   that   company   from   July 2004   to   December 31,   2005.

Mr. Waters’ has been a self employed Consultant from December 31, 2005 to present. He also serves on the board of two privately held companies. My Waters is a Certified Public

Accountant and has a BBA degree from Iona College.

Mr.  Waters’  was  nominated  as  a  Director  because  of  his  financial  expertise.  He

was  involved  in  the  practice  of public  accounting for thirty-four  years.   During his  tenure

as  a  Senior  Partner  at  Arthur  Andersen  he  spent  considerable  years  analyzing  potential acquisition  targets  for  corporate  clients.  He  has  also  been  a  Chief  Financial  Officer  of  a public  company,  and  has  served  as  a  Director  of  another  public  company  for  over  six years and presently serves on the audit committee of that company.

On  April  22,  2013,  the  Board  of  Directors  (the  “Board”)  of  iGambit  Inc.  (the

“Company”)  accepted  the  resignation  of  Mr.  John  Waters  from  the  Board  and  related

responsibilities  on  the  Audit  and  Compensation  Committees.   Mr.  Waters’  resignation  is

not  the  result  of  any  disagreement  with  the  Company  on  any  matter  relating  to  the

Company’s  operations,  policies  or  practices.   The  Board  reduced  the  size  of  the  Board  to

four members effective immediately until a replacement for Mr. Waters is found.

COMMITTEES OF THE BOARD

The  Board  has  established  an  Audit  Committee  and  a  Compensation  Committee.

The   Board   does   not   currently   have   a   Nominating   Committee.   The   work   typically

conducted by a Nominating Committee is conducted by the full Board.

Audit Committee

The  Audit  Committee  presently  consists  of  Messrs. Charles  and  Dempster,  with

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

Compensation Committee

The    Compensation    Committee    presently    consists    of    Messrs.Charles    and

Dempster,  with  Mr. Dempster  serving  as  chairman.  The  Compensation  Committee  is responsible for reviewing and  recommending to  the  Board the  compensation  and  over-all benefits  of  our  executive  officers,  including  administering  the  Company’s  2006  Long

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation received by our executive officers, for their service, during the year ended December 31, 2012.

Current

Nonqualified

Officers

Non-equity

Deferred

Name &

Option

Incentive Plan      Compensation

All Other

Principal

Salary

Bonus     Stock     Awards      Compensation

Earnings

Compensation

Total

Position

Year

($)

($)

($)

($)

($)

($)

($)

($)

John

Salerno

2012     225,000

0

0

0

0

0

10,237(1)

235,237

CEO,

President

2011     225,000

0

0

0

0

0

10,087(2)

235,087

Chairman

& Director     2010     225,000     25,000

0

0

0

0

9,835(3)

259,835

Elisa

Luqman

2012     200,000

0

0

0

0

0

27,795(4)

227,795

Acting

CFO,

2011     200,000

0

0

0

0

0

26,887(5)

226,887

EVP,  GC

and

2010     200,000     25,000

0

0

0

0

11,068(6)

236,068

Director

(1)      Includes $6,168 in health insurance premiums and $4,069 in life insurance premiums.

(2)    Includes $6,018 in health insurance premiums and $4,069 in life insurance premiums.

(3)    Includes $5,766 in health insurance premiums and $4,069 in life insurance premiums.

(4)    Includes $27,795 in health and dental insurance premiums..

(5)    Includes $26,887 in health and dental insurance premiums.

(6)    Includes $11,068 in health and dental insurance premiums.

.

Employment Arrangements with Named Executive Officers

The  Company  does  not  currently  have  any  employment  agreements  with  it  executive officers.

Compensation of the Board of Directors

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS

STOCK AWARDS

Equity

Equity

Incentive

Incentive

Plan

Market

Plan

Awards:

Value      Awards:     Market or

Equity

of

Number

Payout

Incentive

Number    Shares

of

Value of

Plan

of

or

Unearned    Unearned

Awards:

Shares

Units

Shares,

Shares,

Number of

Number of

Number of

or Units

of

Units or

Units or

Securities

Securities

Securities

of Stock     Stock

Other

Other

Underlying      Underlying

Underlying

That

That

Rights

Rights

Unexercised    Unexercised     Unexercised     Option

Have

Have     That Have   That Have

Options

Options

Unearned     Exercise      Option

Not

Not

Not

Not

(#)

(#)

Options

Price      Expiration     Vested     Vested

Vested

Vested

Exercisable    Unexercisable

(#)

($)

Date

(#)

($)

(#)

(#)

Name (a)

(b)

(c)

(d)

(e)

(f)

(g)

(h)

(i)

(j)

James Charles

59,000

0

0

$0.10    7/21/2020

0

0

0

0

James Charles

100,000

0

0

$0.10    7/11/2021

0

0

0

0

John Waters

500,000

0

0

$0.10    7/21/2020

0

0

0

0

John Waters

100,000

0

0

$0.10    7/11/2021

0

0

0

0

George Dempster

113,000

0

0

$0.10    7/21/2020

0

0

0

0

George Dempster

100,000

0

0

$0.10    7/11/2021

0

0

0

0

The  following  table  sets  forth  the  compensation  received  by  our  directors,  for  their service as directors, during the year ended December 31, 2012.

Nonqualified

Fees

Non-equity

deferred

earned or

Stock

Option

incentive plan

compensation

All other

paid in

awards

awards

compensation

earnings

compensation

Total

Name

cash ($)

($)

($)

($)

($)

($)

($)

John Salerno (1)

-

-

-

-

-

-

0

Elisa Luqman (1)

-

-

-

-

-

-

0

James J. Charles

$4,000

-

-

-

-

$4,000

George G. Dempster

$4,000

-

-

-

-

$4,000

John Waters

$4,000

-

-

-

-

$4,000

(1)  These  individuals  serve  as  executive  officers  of  the  Company,  and  do  not

receive   any   compensation   for   the   services   they   provide   as   directors   of   the

Company.

Members of our Board receive $1,000 per quarter for their service to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT

The  following  table  sets  forth  information  known  to  us,  as  of  June  19,  2013,

relating to the beneficial ownership of shares of common stock by:  (i) each person who is known  by  us  to  be  the  beneficial  owner  of  more  than  5%  of  the  Company’s  outstanding

common   stock;   (ii) each   director;   (iii) each   executive   officer;   and   (iv) all   executive

officers  and  directors  as  a  group.  Under  securities  laws,  a  person  is  considered  to  be  the beneficial  owner  of  securities  owned  by  him  (or  certain  persons  whose  ownership  is attributed  to  him)  or  securities  that  can  be  acquired  by  him  within  60 days,  including upon the exercise of options, warrants or convertible securities. The Company determines

a   beneficial   owner’s   percentage   ownership   by   assuming   that   options,   warrants   and

convertible  securities  that  are  held  by  the  beneficial  owner  and  which  are  exercisable within 60 days, have been exercised or converted.  The Company believes that  all persons named  in  the  table  have  sole  voting  and  investment  power  with  respect  to  all  shares  of common  stock  shown  as  being  owned  by  them.  Unless  otherwise  indicated,  the  address of  each  beneficial  owner  in  the  table  set  forth  below  is  care  of  iGambit  Inc.,  1050  W.

Jericho  Turnpike,  New  York,  11787.  The  percentages  in  the  following  table  are  based upon 25,044,056 shares outstanding as of June 19, 2013.

Amount and Nature

of Beneficial

Name of Beneficial Owner

Ownership

Percent of Class

John Salerno, C.E.O., President, Chairman

of the Board, and Director

5,616,900(1)

22.4%

Elisa Luqman, C.F.O., Executive Vice

President, General Counsel and Director

5,715,000(2)

22.8%

James J. Charles, Director

600,000(3)

2.4%

George G. Dempster, Director

605,000(4)

2.4%

Mehul Mehta

2,450,000

9.8%

Executive Officers and Directors as a

Group:

12,539,900 (4)

50%

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

5.    Includes the disclosures in footnotes 1 through 4 above.

ITEM 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND

DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

None.

BOARD INDEPENDENCE

The Company has elected to use  the independence standards of the  NYSE AMEX

Equities   Exchange   in   its   determination   of   whether   the   members   of   its   Board   are

independent.  Based  on  the  foregoing,  the  Company  has  concluded  that  Mr. Charles  and

Mr. Dempster  are  independent.  The  Board  has  established  an  Audit  Committee  and  a

Compensation  Committee.  The  Board  does  not  currently  have  a  Nominating  Committee.

The  work  typically  conducted  by  a  Nominating  Committee  is  conducted  by  the  full

Board.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The  following  table  shows  what  Fiondella,  Milone  &  LaSaracina,  LLP  billed  for

the  audit  and  other  services  for  the  year  ended  December  31,  2012  and   what  Michael  F.

Albanese,  CPA  billed  for  the  audit  and  other  services  for  the  year  ended  December 31,

2011.

Year Ended  Year Ended

12/31/ 2012    12/31/2011

Audit Fees

$

55,000  $

35,183

Audit-Related Fees

5,000-

---

All Tax Fees

---

—

Other Fees

---

—

Total

$

60,000  $

35,183

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheet as of December 31, 2012 and 2011

F-3

Consolidated Statement of Income for the years ended December 31, 2012 and

F-4

2011

Consolidated Statement of Changes in Stockholder’s Equity for the years

F-5

ended December 31, 2012 and 2011

Consolidated Statement of Cash Flows for the years ended December 31, 2012

F-6

and 2011

Notes to Financial Statements

F-8

(b) Exhibits

Exhibit No.   Description

3.1(i)     Certificate of Incorporation, filed with the Delaware Secretary of State on

April 13, 2000 (1)

3.1(ii)

Certificate of Merger, filed with the Delaware Secretary of State on

April 18, 2000 (1)

3.1(iii)

Certificate of Amendment Changing Name, filed with the Delaware

Secretary of State on December 19, 2000 (1)

3.1(iv)

Certificate of Merger filed with the Delaware Secretary of State on

February 17, 2006 (1)

3.1(v)    Certificate of Amendment Changing Name filed with the Delaware

Secretary of State on April 5, 2006 (1)

3.1(vi)

Certificate of Amendment Increasing Authorized Common Stock to 75

Million Shares, filed with the Delaware Secretary of State on December 2,

2009 (1)

3.2

Bylaws (1)

4.1

Form of Stock Certificate (2)

4.2

Common Stock Purchase Warrant issued to Roetzel & Andress (3)

10.1

iGambit Inc. 2006 Long Term Incentive Plan, Amended 12/31/2006 (1)

10.2

Employment Agreement between Digi-Data Corporation and Mr. Salerno

(2)

10.3

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

June 20, 2013.

iGambit Inc.

June 20, 2013

By:   /s/ John Salerno

John Salerno, Chief Executive

Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this

Annual Report on Form 10-K has been signed by the following persons in the capacities indicated:

Signature

Title

Date

/s/ John Salerno

Chief Executive Officer and

Director

June 20, 2013

John Salerno

/s/ Elisa Luqman

Chief Financial Officer, Executive

June 20, 2013

Vice President, General Counsel,

Elisa Luqman

Principal Accounting Officer and

Director

/s/ James J. Charles

Director

June 20, 2013

James J. Charles

/s/ George G. Dempster

Director

June 20, 2013

George G. Dempster

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

iGambit, Inc.

Smithtown, New York

We  have  audited  the  accompanying  consolidated  balance  sheet  of  iGambit,  Inc  and  its

wholly   owned   subsidiary   as   of   December   31,   2012,   and   the   related   consolidated

statements  of  operations,  changes  in  stockholders’  equity  and  cash  flows  for  the  year ended  December  31,  2012.  These  consolidated  financial  statements  are  the  responsibility of  the  Company's  management.  Our  responsibility  is  to  express  an  opinion  on  these consolidated financial statements based on our audit.

We   conducted   our   audit   in   accordance   with   the   standards   of   the   Public   Company

Accounting Oversight  Board (United States  of America). Those standards  require that we plan  and  perform  the  audit  to  obtain  reasonable  assurance  about  whether  the  financial statements  are  free  of  material  misstatement.  The  Company  is  not  required  to  have,  nor were  we  engaged  to  perform,  an  audit  of its  internal  control  over financial  reporting. Our audit  included  consideration  of  internal  control  over  financial  reporting  as  a  basis  for designing  audit  procedures  that  are  appropriate  in  the  circumstances,  but  not  for  the purpose  of  expressing  an  opinion  on  the  effectiveness  of  the  Company’s  internal  control over financial reporting. Accordingly, we express no such opinion. An audit also includes

examining,  on   a  test  basis,  evidence  supporting  the  amounts  and  disclosures  in  the financial  statements,  assessing  the  accounting  principles  used  and  significant  estimates made  by  management,  as  well  as  evaluating  the  overall  financial  statement  presentation.

We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit, the consolidated financial statements referred to above present  fairly,  in  all  material  respects,  the  financial  position  of  iGambit,  Inc.  and  its wholly owned subsidiary as of December 31, 2012, and the results of their operations and their  cash  flows  for  the  year  ended  December  31,  2012,  in  conformity  with  accounting principles generally accepted in the United States of America.

/s/ Fiondella, Milone & LaSaracina LLP

Glastonbury, Connecticut

June 19, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTANT

To the Board of Directors and Shareholders of iGambit Inc.

I   have   audited   the   accompanying   Consolidated   Balance   Sheet   of   iGambit   Inc.   and

subsidiaries  (the  "Company")  as  of  December  31,  2011,  and  the  related  Consolidated

Statement  of  Operations,  Shareholders'  Equity,  and  Cash  Flows  for  the  year  then  ended.

These   consolidated   financial   statements   are   the   responsibility   of   the   Company's

management.   My  responsibility  is  to  express  an  opinion  on  these  consolidated  financial statements based on my audits.

I   conducted   my   audit   in   accordance   with   the   standards   of   the   Public   Company

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

In  my  opinion,  such  Consolidated  Financial  Statements  present  fairly,  in  all  material respects,  the  financial  position  of  the  Company  as  of  December  31,  2011,  and  the  results

of  its  operations  and  cash  flows  for  the  years  then  ended   in  conformity  with  accounting

principles generally accepted in the United States of America.

The  Company  is  not  required  to  have,  nor  were  we  engaged  to  perform,  an  audit  of  its

internal  control  over  financial  reporting.   My  audit  included  consideration  of  internal

control   over   financial   reporting   as   a   basis   for   designing   audit   procedures   that   are

appropriate  in  the  circumstances,  but  not  for  the  purpose  of  expressing  an  opinion  on  the

Company’s  internal  control  over  financial  reporting.   Accordingly,  I  express  no  such

opinion.

___________________________

/s/ Michael F. Albanese

___________________________

Michael F. Albanese, CPA

Parsippany, NJ

March 28, 2012

IGAMBIT INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

2012

2011

ASSETS

Current assets

Cash

$

104,721

$

224,800

Accounts receivable, net

158,441

269,353

Prepaid expenses

133,077

58,649

Notes receivable

--

434,512

Notes receivable - stockholder

--

17,000

Deferred income taxes

--

184,185

Assets from discontinued operations, net

320,590

570,590

Total current assets

716,829

1,759,089

Property and equipment, net

17,870

18,563

Other assets

Goodwill

--

111,026

Deposits

11,220

2,500

Total other assets

11,220

113,526

$

745,919

$    1,891,178

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable

$

433,958

$

263,195

Note payable - related party

6,263

25,390

Total current liabilities

440,221

288,585

Stockholders' equity

Common stock, $.001 par value; authorized - 75,000,000 shares;

issued and outstanding - 25,044,056 shares in 2012

and 23,954,056 shares in 2011

25,044

23,954

Additional paid-in capital

2,729,000

2,403,090

Accumulated deficit

(2,448,346)

(824,451)

Total stockholders' equity

305,698

1,602,593

$

745,919

$    1,891,178

IGAMBIT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,

2012

2011

Sales

$

1,593,886

$      1,783,904

Cost of sales

783,505

764,749

Gross profit

810,381

1,019,155

Operating expenses

General and administrative expenses

2,383,568

1,863,732

Loss from operations

(1,573,187)

(844,577)

Other income

Interest income

13,235

29,139

Miscellaneous income

30,000

--

Total other income

43,235

29,139

Loss from continuing operations before income tax benefit

(1,529,952)

(815,438)

Income tax expense (benefit)

93,943

(268,457)

Loss from continuing operations

(1,623,895)

(546,981)

Income from discontinued operations (net of taxes of $84,272 in 2011)

--

163,588

Net loss

$    (1,623,895)

$      (383,393)

Basic and fully diluted earnings (loss) per common share:

Continuing operations

$

(.07)

$

(.02)

Discontinued operations, net of tax

$

.00

$

.00

Net loss per common share

$

(.07)

$

(.02)

Weighted average common shares outstanding

23,957,034

23,954,056

IGAMBIT INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2012 AND 2011

Additional

Common stock

Paid-in

Accumulated

Shares

Amount

Capital

Deficit

Totals

Balances, December 31, 2010

23,954,056

$

23,954

$      2,402,275

$

(441,058)

$

1,985,171

Compensation for vested

stock options

--

--

815

--

815

Net loss

(383,393)

(383,393)

Balances, December 31, 2011

23,954,056

23,954

2,403,090

(824,451)

1,602,593

Common stock issued for

services

1,090,000

1,090

325,910

--

327,000

Net loss

(1,623,895)

(1,623,895)

Balances, December 31, 2012

25,044,056

$

25,044

$      2,729,000

$

(2,448,346)

$

305,698

IGAMBIT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

2012

2011

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss

$    (1,623,895)

$

(383,393)

Adjustments to reconcile net loss to net

cash used by operating activities

Income from discontinued operations

--

(163,588)

Depreciation

8,750

5,915

Stock-based compensation expense

327,000

815

Goodwill impairment

111,026

--

Satisfaction of notes receivable from stockholder for services

17,000

--

Deferred income taxes

184,185

(184,185)

Increase (Decrease) in cash flows as a result of

changes in asset and liability account balances:

Accounts receivable

110,912

(144,702)

Prepaid expenses

(74,428)

267,596

Accounts payable

170,763

(63,032)

Net cash used by continuing operating activities

(768,687)

(664,574)

Net cash provided by discontinued operating activities

250,000

5,438

NET CASH USED BY OPERATING ACTIVITIES

(518,687)

(659,136)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment

(8,057)

(19,391)

Increase in deposits

(8,720)

--

Repayments of notes receivable

434,512

37,488

Net cash provided by continuing investing activities

417,735

18,097

Net cash provided by discontinued investing activities

--

400,290

NET CASH PROVIDED BY INVESTING ACTIVITIES

417,735

418,387

NET CASH USED IN FINANCING ACTIVITIES:

Repayment of loans payable to related party

(19,127)

--

NET DECREASE IN CASH

(120,079)

(240,749)

CASH - BEGINNING OF YEAR

224,800

465,549

CASH - END OF YEAR

$

104,721

$

224,800

SUPPLEMENTAL DISCLOSURES OF CASH FLOW

INFORMATION:

Cash paid during the year for:

Interest

$

1,884

$

2,375

IGAMBIT INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2012 and 2011

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

BigVault.com  Inc.  upon  changing its  state  of  domicile  on  April  13,  2000.   The  Company

changed  its  name  again  to  bigVault  Storage  Technologies  Inc.  on  December  21,  2000

before  changing  to  iGambit  Inc.  on  April  5,  2006.   Gotham  was  incorporated  under  the

laws  of  the  state  of  New  York  on  September  23,  2009.    The  Company  is  a  holding

company  which  seeks  out  acquisitions  of  operating  companies  in  technology  markets.

Gotham  is  in  the  business  of  providing  media  technology  services  to  real  estate  agents and brokers in the New York metropolitan area.

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

In  addition,  as  part  of  the  sales  agreement,  the  Company  receives  payments  from  Digi-

Data  based  on  10%  of  the  net  vaulting  revenue  payable  quarterly  over  five  years.   The

Company is  also  entitled  to  an  additional  5%  of  the  increase  in net  vaulting  revenue  over

the  prior   year’s   revenue.    These  adjustments  to  the  sales  price  are  included  in  the discontinued  operations  line  of the  statements  of operations  for the  year ended  December

31, 2011, the last year of payments.

The  assets  of  the  discontinued  operations  are  presented  in  the  balance  sheets  under  the

captions   “Assets   from   discontinued   operations”.      The   underlying   assets   of   the

discontinued  operations  consist  of  accounts  receivable  of  $320,590  and  $570,590  as  of

December 31, 2012 and 2011, respectively.

Accounts Receivable

Accounts  receivable  includes  50%  of  contingency  payments  earned  for  the  previous quarters and are stated net of an allowance for bad debts of $250,000.

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The  consolidated   financial  statements  include  the  accounts   of  the  Company  and   its

wholly-owned  subsidiary,  Gotham  Innovation  Lab,  Inc.  All  intercompany  accounts  and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting

principles   requires   management   to   make   estimates   and   assumptions   that   affect   the

reported   amounts   of   assets   and   liabilities   and   disclosure   of   contingent   assets   and

liabilities  at  the  date of  the  consolidated  financial  statements  and  the  reported  amounts  of revenues and expenses during the period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

For  certain  of  the  Company’s  financial  instruments,  including  cash  and  cash  equivalents,

accounts  receivable,  accounts  payable,  and  amounts  due  to  related  parties,  the  carrying

amounts  approximate  fair  value  due  to  their  short  maturities.   Additionally,  there  are  no

assets or liabilities for which fair value is remeasured on a recurring basis.

Revenue Recognition

The   Company’s   revenues   from   continuing   operations   consist   of   revenues   derived

primarily    from    the    sale    of    products    and    services    rendered    to    real    estate

brokers.  Revenues are recognized upon delivery of the products or services.

Contingency payment  income was recognized quarterly from a percentage  of Digi-Data’s vaulting service revenue, and is included in discontinued operations.

Advertising Costs

The  Company  expenses  advertising  costs  as  incurred.    Advertising  costs  for  the  years

ended December 31, 2012 and 2011 were $26,439 and $20,097, respectively.

Cash and Cash Equivalents

For  purposes  of  reporting  cash  flows,  cash  and  cash  equivalents  include  checking  and money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

Accounts Receivable

The   Company   analyzes   the   collectability   of   accounts   receivable   from   continuing

operations   each   accounting   period   and   adjusts   its   allowance   for   doubtful   accounts

accordingly.   A  considerable  amount  of  judgment  is  required  in  assessing  the  realization of  accounts  receivables,  including  the  creditworthiness  of  each  customer,  current  and

historical  collection  history  and  the  related  aging  of  past  due  balances.   The  Company

evaluates  specific  accounts  when  it  becomes  aware  of  information  indicating  that  a customer  may  not  be  able  to  meet  its  financial  obligations  due  to  deterioration  of  its financial  condition,  lower  credit  ratings,  bankruptcy  or  other  factors  affecting  the  ability

to  render  payment.   There  was  no  bad  debt  expense  charged  to  operations  for  the  years ended December 31, 2012 and 2011, respectively.

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

Depreciation expense of $8,750 and $5,915 was charged to operations for the years ended

December 31, 2012 and 2011, respectively.

Goodwill

Goodwill  represents  the  excess  of  the  aggregate  purchase  price  over  the  fair  value  of  the net assets acquired in a  business combination, specifically the acquisition of Jekyll  by the

Company’s  subsidiary,  Gotham.   In  accordance  with  ASC  Topic  No.  350  “Intangibles  –

Goodwill  and  Other”),  goodwill  is  not  amortized,  but  instead  is  subject  to  an  annual assessment  of  impairment  by  applying  a  fair-value  based  test,  and  is  reviewed  more

frequently   if   current   events   and   circumstances   indicate   a   possible   impairment.   If

indicators   of  impairment   are  present   and   future  cash   flows   are   not   expected   to   be

sufficient  to  recover  the  asset’s   carrying  amount,  an  impairment  loss   is   charged   to

expense   in   the   period   identified.   A   lack   of   projected   future   operating   results   from

Gotham’s  operations  may  cause  impairment.    At  December  31,  2012,  the  Company

performed  its annual impairment study and  determined that  present and  future cash flows

are  not  expected  to  be  sufficient  to  recover  the  carrying  amount  of  goodwill.   Based  on

the  Company’s   evaluation  of   goodwill,  an  impairment  of  $111,026  was   charged  to

operations during the year ended December 31, 2012.

Stock-Based Compensation

The   Company   accounts   for   its   stock-based   awards   granted   under   its   employee

compensation  plan  in  accordance  with  ASC  Topic  No.  718-20,  Awards  Classified  as

Equity,  which  requires  the  measurement  of  compensation  expense  for  all  share-based compensation  granted  to  employees  and  non-employee  directors  at  fair  value  on  the  date of  grant  and  recognition  of  compensation  expense  over  the  related  service  period  for awards  expected  to  vest.  The  Company  uses  the  Black-Scholes  option  pricing  model  to estimate  the  fair  value  of  its  stock  options  and  warrants.  The  Black-Scholes  option pricing  model  requires  the  input  of  highly subjective  assumptions  including  the  expected stock  price  volatility  of  the  Company’s  common  stock,  the  risk  free  interest  rate  at  the date  of  grant,  the  expected  vesting  term  of  the  grant,  and  an  assumption  related  to forfeitures  of  such  grants.  Changes  in  these  subjective  input  assumptions  can  materially affect the fair value estimate of the Company’s stock options and warrants.

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

Recent Accounting Pronouncements

Goodwill Impairment Testing

In  September  2011,  the  FASB  issued  an  amendment  to  an  existing  accounting  standard

which   provides   entities   an   option   to   perform   a  qualitative  assessment   to   determine

whether  further  impairment  testing  on  goodwill  is  necessary.  An  entity  now  has  the option  to  first  assess  qualitative  factors  to  determine  whether  it  is  necessary  to  perform the  current  two-step  impairment  test.  If  an  entity  believes,  as  a  result  of  its  qualitative assessment,  that  it  is  more-likely-than-not  that  the  fair  value  of  a  reporting  unit  is  less than  its  carrying  amount,  the  quantitative  impairment  test  is  required.  Otherwise,  no further  testing  is  required.  This  standard  is  effective  for  annual  and  interim  goodwill impairment  tests  performed  for  fiscal  years  beginning  after  December  15,  2011.  The

Company  adopted  this  new  standard  on  January  1,  2012  and  the  adoption  did  not  have  a material impact on the consolidated financial statements.

Note 4 – Notes Receivable

In  connection  with  a  letter  of  intent  the  Company  entered  into  with  Allied  Airbus,  Inc.

(“Allied”)  on  July  20,  2010  to  which  both  parties  were  unable  to  reach  a  mutually acceptable  definitive  agreement,  the  Company  provided  various  loans  to  Allied  totaling

$434,512  at  December  31,  2011,  for  which  promissory  notes  were  issued.    The  notes,

which  became  past  due  during  2012,  were  repaid  in  full  including  accrued  interest  on

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

Years Ended

December 31,

2012

2011

         Stock options

1,268,900      2,768,900

Common stock warrants

275,000

275,000

Basic Total shares excluded from calculation

1,543,900      3,043,900

Note 6 – Stock Based Compensation

Stock-based  compensation  expense  for  all  stock-based  award  programs,  including  grants of  stock  options  and  warrants,  is  recorded  in  accordance  with  "Compensation—Stock

Compensation", Topic 718 of the  FASB ASC. Stock-based compensation expense, which is  calculated  net  of  estimated  forfeitures,  is  computed  using  the  grant  date  fair-value method  on  a  straight-line  basis  over  the  requisite  service  period  for  all  stock  awards  that are expected to vest. The  grant date fair value for stock options and warrants is calculated using  the  Black-Scholes  option  pricing  model.  Determining  the  fair  value  of  options  at

the  grant  date  requires   judgment,  including  estimating  the  expected  term  that  stock options  will  be  outstanding  prior  to  exercise,  the  associated  volatility  of  the  Company’s

common    stock,    expected    dividends,    and    a    risk-free    interest    rate.    Stock-based

compensation  expense  is   reported   under   general  and  administrative   expenses   in  the

accompanying consolidated statements of operations.

Options

In  2006,  the  Company  adopted  the  2006  Long-Term  Incentive  Plan  (the  "2006  Plan").

Awards  granted  under  the  2006  Plan  have  a  ten-year  term  and  may  be  incentive  stock options,  non-qualified  stock  options  or  warrants.  The  awards  are  granted  at  an  exercise price  equal to the  fair market value  on the date of  grant  and  generally vest  over a  three  or

four    year    period.    Effective    January 1,    2006,    the    Company    began    recognizing

compensation  expense  ratably over  the  vesting  period,  net  of  estimated  forfeitures.  As  of

December  31,  2012,  there  was  no  unrecognized  compensation  cost  related  to  non-vested

share-based  compensation  arrangements  granted  under  the  2006  plan.   The  Plan  expired

on December 31, 2009.

The  2006  Plan  provided  for  the  granting  of  options  to  purchase  up  to  10,000,000  shares of  common  stock. 8,146,900  options  have  been  issued  under  the  plan  to  date  of  which

7,157,038  have  been  exercised  to  date.   .  There  were  no  options  outstanding  under  the

2006  Plan  on  its  expiration  date  of  December  31,  2009.  All  options  issued  subsequent  to this date were not issued pursuant to any plan.

Stock option activity during the  years ended December 31, 2012 and 2011 follows:

Weighted

Average

Weighted

Remaining

Weighted

Average

Average

Contractual

Options

Grant-Date

Life

Outstanding

Exercise Price

Fair Value

(Years)

Options outstanding at

December 31, 2010

2,468,900

$

0.03

$

0.10

Granted during 2011

300,000

0.10

0.10

Options outstanding at

December 31, 2011

2,768,900

0.04

$

0.10

6.85

Cancelled during 2012

(1,500,000)

0.01

0.06

Options outstanding at

December 31, 2012

1,268,900

$

0.08

$

0.10

6.16

Warrants

In  addition  to  our  2006  Long  Term  Incentive  Plan,  we  have  issued  and  outstanding compensatory  warrants  to  two  consultants  entitling  the  holders  to  purchase  a  total  of

275,000  shares  of  our  common  stock  at  an  average  exercise  price  of  $0.94  per  share.

Warrants  to  purchase  25,000  shares  of  common  stock  vest  upon  6  months  after  the

Company  engages  in  an  IPO,  have  an  exercise  price  of  $3.00  per  share,  and  expire  2 years  after  the  Company  engages  in  an  IPO.  Warrants  to  purchase  250,000  shares  of common stock vest 100,000 shares on issuance (June 1, 2009), and 50,000 shares on each of  the  following  three  anniversaries  of  the  date  of  issuance,  have  exercise  prices  ranging from  $0.50  per  share  to  $1.15  per  share,  and  expire  on  June 1,  2019.  The  issuance  of  the compensatory warrants was not submitted to our shareholders for their approval.

Warrant activity during the years ended December 31, 2012 and 2011 follows:

Weighted

Average

Weighted

Remaining

Weighted

Average

Average

Contractual

Warrants

Grant-Date

Life

Outstanding

Exercise Price

Fair Value

(Years)

Warrants outstanding

at December 31, 2010

3,085,000

$

0.83

$

0.10

Cancelled during 2011

(2,000,000)

0.78

--

Expired during 2011

(810,000)

0.93

--

Warrants outstanding

at December 31, 2012

275,000

0.94

0.10

1.06

No warrant activity

--

--

--

Warrants outstanding

at December 31, 2012

275,000

$

0.94

$

0.10

.92

Options outstanding at December 31, 2012 consist of:

Date

Number

Number

Exercise

Expiration

Issued

Outstanding

Exercisable

Price

Date

May 1, 2006

100,000

100,000

$0.01

May 1, 2016

May 1, 2006

100,000

100,000

$0.01

May 1, 2016

May 1, 2006

50,000

50,000

$0.01

May 1, 2016

May 1, 2006

46.900

46,900

$0.01

May 1, 2016

July 21, 2010

113,000

113,000

$0.10

July 21, 2020

July 21, 2010

59,000

59,000

$0.10

July 21, 2020

July 21, 2010

500,000

500,000

$0.10

July 21, 2020

July 11, 2011

100,000

100,000

$0.10

July 11, 2021

July 11, 2011

100,000

100,000

$0.10

July 11, 2021

July 11, 2011

100,000

100,000

$0.10

July 11, 2021

Total

1,268,900

1,268,900

Warrants outstanding at December 31, 2012 consist of:

Date

Number

Number

Exercise

Expiration

Issued

Outstanding

Exercisable

Price

Date

April 1, 2000

25,000

25,000

$3.00

2  years after IPO

June 1, 2009

100,000

100,000

$0.50

June 1, 2019

June 1, 2009

50,000

50,000

$0.65

June 1, 2019

June 1, 2009

50,000

50,000

$0.85

June 1, 2019

June 1, 2009

50,000

50,000

$1.15

June 1, 2019

Total

275,000

275,000

The  fair  value  of  warrants  and  options  granted  is  estimated  on  the  date  of  grant  based  on the  weighted-average  assumptions  in  the  table  below.  The  assumption  for  the  expected term  is  based  on  evaluations  of  historical  and  expected  exercise  behavior.  The  risk-free interest  rate  is  based  on  the  U.S.  Treasury  rates  at  the  date  of  grant  with  maturity  dates approximately equal  to  the  expected  term  at  the  grant  date.  The  calculated  value  method using  the  historical  volatility  of  the  Computer  Services  industry  is  used  as  the  basis  for the volatility assumption.

Year ended

December 31, 2011

Weighted average risk-free rate

0.64%

Average expected term in years

5.0

Expected dividends

None

Volatility

44%

Forfeiture rate

0%

Note 7 – Common Stock Issued

On  December  31,  2012,  the  Company  issued  1,090,000  common  shares  in  exchange  for

merger   and   acquisition   and   investment   advisory   services.     The   stock   issued   was

determined  based  on  the  value  of  the  services  rendered  which  resulted  in  an  expense  of

$327,000.

Note 8 - Income Taxes

The  Company  follows  Accounting  Standards  Codification  subtopic  740,  Income  Taxes

(“ASC  740”)  which  requires  the  recognition  of  deferred  tax  liabilities  and  assets  for  the expected  future  tax  consequences  of  events  that  have  been  included  in  the  financial statements  or  tax  returns.  Under  such  method,  deferred  tax  assets  and  liabilities  are

recognized   for   the   future   tax   consequences   attributable   to   differences   between   the

financial  statement  carrying amounts  of  existing assets  and  liabilities  and  their  respective tax  bases  using  enacted  tax  rates  in  effect  for  the  year  in  which  the  differences  are expected  to  reverse.  Deferred  taxes  are  classified  as  current  or non-current,  depending on the classification of the assets and liabilities to which they relate.

The income tax provision (benefit) at December 31 consists of the following:

2012

2011

From Continuing Operations:

Deferred tax expense (benefit):

Federal

$184,185

$(268,457)

State and local

--

--

Total from continued operations

184,185

(268,457)

Current tax expense (benefit):

Federal

(90,242)

--

State and local

--

--

Total from continued operations

(90,242)

--

From Discontinued Operations:

Current tax expense (benefit):

Federal

--

84,272

State and local

--

--

Total from discontinued operations

--

84,272

Total

$ 93,943

$(184,185)

The  difference  between  income  tax  expense  computed  by  applying  the  federal  statutory corporate tax rate and actual income tax expense is as follows:

Years Ended

December 31,

2012

2011

Statutory U.S. federal income tax rate

34.0%

34.0%

State income taxes, net of

federal income tax benefit

0.0%

0.0%

Tax effect of expenses that are not

deductible for income tax purposes

(0.8)%

(1.5)%

Other

(0.2)%

0.0%

Change in Valuation Allowance

(39.1)%

0.0%

Effective tax rate

(6.1)%

32.5%

At  December 31,  the  significant  components  of  the  deferred  tax  assets  (liabilities)  are summarized below:

2012

2011

Deferred Tax Assets:

Net Operating Losses

$765,578

$184,185

Other

3,258

--

Total deferred tax assets

768,836

184,185

Deferred Tax Liabilities:

--

--

Total deferred tax liabilities

--

--

Valuation Allowance

(768,836)

--

Net deferred tax assets

$

--

$184,185

As   of   December   31,   2012,   the   Company   had   federal   and   state   net   operating   loss

carryforwards  of approximately $1.8  million  and  $3.5  million, respectively,  which  expire at  various  dates  from  2023  through  2032.  These  net  operating  loss  carryforwards  may be used  to  offset  future  taxable  income  and  thereby  reduce  the  Company’s  U.S.  federal  and state income taxes.

In  accordance  with  ASC  740,  a  valuation  allowance  must  be  established  if  it  is  more likely  than  not  that  the  deferred  tax  assets  will  not  be  realized.  This  assessment  is  based upon  consideration  of  available  positive  and  negative  evidence,  which  includes,  among

other   things,   the   Company’s   most   recent   results   of   operations   and   expected   future

profitability.  Based  on  the  Company’s  cumulative  losses  in  recent  years,  a  full  valuation allowance  against  the  Company’s  deferred  tax  assets  as  of  December  31,  2012  has  been established  as  Management  believes  that  the  Company  will  not  realize  the  benefit  of those deferred tax assets.

The   Company   complies   with   the   provisions   of   ASC   740-10   in   accounting   for   its

uncertain  tax  positions.   ASC  740-10  addresses  the  determination  of  whether  tax  benefits claimed  or  expected  to  be  claimed  on  a  tax  return  should  be  recorded  in  the  consolidated financial  statements.  Under  ASC  740-10,  the  Company  may  recognize  the  tax  benefit from an uncertain tax position only if it is more likely that not that the tax position will be sustained  on  examination  by  the  taxing  authorities,  based  on  the  technical  merits  of  the position.  Management  has  determined  that  the  Company  has  no  significant  uncertain  tax positions requiring recognition under ASC 740-10.

The  Company  is  subject  to  income  tax  in  the  U.S.,  and  certain  state  jurisdictions.  The

Company  has  not  been  audited  by  the  U.S.  Internal  Revenue  Service,  or  any  states  in connection  with  income  taxes.  The  periods  from  December  31,  2005  to  December  31,

2012  remain  open  to  examination  by  the  U.S.  Internal  Revenue  Service,  and  state  tax

authorities.  In   addition,  federal  and  state  tax   authorities   can   generally  reduce   a  net

operating   loss   (but   not   create   taxable   income)   for   a   period   outside   the   statute   of

limitations  in  order  to  determine  the  correct  amount  of  net  operating  loss  which  may  be allowed as a deduction against income for a period within the statute of limitations.

The  Company  recognizes  interest  and  penalties  related  to  unrecognized  tax  benefits,  if incurred, as a component of income tax expense.

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

Internal Revenue Code. The Company matches up to 3% of employee contributions.  The

Company's  contributions  to  the  plan  for  the  years  ended  December  31,  2012  and  2011 were $8,714 and $12,262, respectively.

Note 10 – Concentrations and Credit Risk

Sales and Accounts Receivable

Gotham  had  sales  to  three  customers  which  accounted  for  approximately  42%,  15%  and

10%, respectively of Gotham’s total sales for the year ended December 31, 2012.  Two of

the  customers  accounted  for  approximately  43%  and  14%,   respectively  of  accounts

receivable at December 31, 2012.

Gotham  had  sales  to  two  customers  which  accounted  for  approximately  31%  and  24%,

respectively  of  Gotham’s  total  sales  for  the  year  ended  December  31,  2011.    The  two

customers  accounted  for  approximately  14%  of  accounts  receivable  at  December  31,

2011.

Cash

Cash  is  maintained  at  a  major  financial  institution  and,  at  times,  balances  may  exceed federally  insured  limits.  The  Company  has  never  experienced  any  losses  related  to  these balances.  All  of  the  Company’s  non-interest  bearing  cash  balances  were  fully  insured  at

December   31,   2012   and   2011   due   to   a   temporary   federal   program   in   effect   from

December  31,  2010  through  December  31,  2012.  Under  the  program,  there  was  no  limit to the amount of insurance for eligible accounts. Beginning 2013, insurance coverage will revert  to  $250,000  per  depositor  at  each  financial  institution,  and  the  Company’s  non-

interest  bearing  cash  balances  may  again  exceed  federally  insured  limits.  The  Company did not have any interest-bearing accounts at December 31, 2012 and 2011, respectively.

Note 11 - Related Party Transactions

Notes Receivable - Stockholder

The  Company  provided  a  loan  to  a  stockholder  bearing  interest  at  a  rate  of  6%  totaling

$17,000  at  December  31,  2011.   The  loan  balance,  including  accrued  interest  of  $4,904 through  December  31,  2012  totaling  $21,904,  was  satisfied  through  the  performance  of consulting services to the Company by the stockholder during 2012.

Note Payable – Related Party

Gotham  was  provided  a  loan  from  an  entity  that  is  controlled  by  the  officers  of  Gotham,

such  amounts  outstanding  were  $6,263  and  $25,390  at  December  31,  2012  and  2011,

respectively.  The note bears interest at a rate of 5.5% and is due on December 31, 2013.

Interest   expense   of   $354   and   $708   was   charged   to   operations   for   the   years   ended

December 31, 2012 and 2011, respectively.

Note 12 – Commitments and Contingencies

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

Total   future   minimum   annual   lease  payments   under   the   lease   for   the   years   ending

December 31 are as follows:

2013

$ 18,360

2014

18,720

2015

19,080

2016

19,440

2017

3,240

$ 78,840

Rent  expense  of  $92,522  and  $90,912  was  charged  to  operations  for  the  years  ended

December 31, 2012 and 2011, respectively.

The  Company  provides  accruals  for  costs  associated  with  the  estimated  resolution  of contingencies  at  the  earliest  date  at  which  it  is  deemed  probable  that  a  liability  has  been incurred and the amount of such liability can be reasonably estimated.

Litigation

Digi-Data Corporation

In  connection  with  the  asset  purchase  agreement  discussed  in  Note  2,  the  Company  filed a  complaint  against  Digi-Data  on  October  1,  2012  for  unpaid  contingency  payments

owed   to   the   Company   totaling   $570,590   at   December   31,   2012,   exclusive   of   an

allowance  for  bad  debts  of  $250,000.   On  or  about  December 3, 2012,  Digi-Data filed  its

Answer,    Affirmative    Defenses    and    Counterclaim    against    the    Company.    The

Counterclaim  seeks  damages  against  the  Company  for  breach  of  the  Agreement  for  the alleged  failure  to  indemnify Digi-Data  for  expenses  related  to  pending  litigation  between

Verizon  Communications,  Inc.  (one  of  Digi-Data's  customers)  and  an  unrelated  third party, Titanide Ventures,  LLC, concerning alleged patent violations (hereinafter "Verizon

Patent  Litigation").    Upon  information  and  belief,  the  Verizon  Patent  Litigation  is  a

"patent  troll"  whereby  Titanide  seeks  to  extract  settlement  funds  from  alleged  patent

infringers   without   seeking   actual   adjudication   of   its   purported   patent   rights.   The

Company  has  advised  Digi-Data  of  what  it  believes  is  "prior  act"  related  to  the  subject intellectual property that  is at-issue in the Verizon Patent  Litigation, a possible defense to

the  claims  by Titanide.   A pre-trial  order  was  issued  by the  Court  with  detailed  deadlines

regarding  among  other  items,   discovery  cut-off  and  status  report  deadline  date   of  April

29,   2013   and   dispositive   motions   deadline   date   of   May   28,   2013..   The   Company

propounded its initial discovery upon Digi-Data, responses to which were due on or about

March  8,  2013.  On  April  4,  2013,  Digi-Data  provided  discovery  to  the  Company.  No depositions  have  been  scheduled  as  of  the  date  of  this  report,  nor  has  the  Company received  any  information  from  Digi-data  regarding  any  specific  quantified  “damages”

directly  resulting  from  this  Order  or  the  settlement  agreement  between  Verizon  and  the

Plaintiff.   On  April  4,  2013,  an  Order  of  Dismissal  in  the  Verizon  Patent  Litigation  was

filed.  The  Dismissal  is  with prejudice  with each  party to bear its own  costs and fees.   On

May 24, 2013, the Company filed a Motion for Summary Judgment with the Court asking the  Court  to  move  in  its  favor  against  DDC  for  the  entire  outstanding  balance  due  along with  attorney’s  fees  and  post  and  pre-judgment  interest  as  applicable  under  Maryland

Law.

Allied Airbus, Inc.

On  November  1,  2011,  the  Company  commenced  collection  proceedings  against  Allied

Airbus,  Inc.  (“Allied”)  for  nonpayment  of  various  promissory  notes  totaling  $434,512  at

December  31,  2011  in  connection  with  a  letter  of  intent  the  Company  entered  into  to acquire  the  assets  and  business  of  Allied,  to  which  a  definitive  agreement  could  not  be reached.  The claim against Allied included accrued interest at the rate of 6% per annum.

As  a  result  of  a  settlement  reached  on  June  18,  2012,  the  Company  received  payment  of the total balance, accrued interest and legal fees on June 27, 2012.

Financial Advisor Contract

Brooks, Houghton & Company, Inc. (BHC)

The  Company  had  entered  into  a  contract  with  BHC  in  which  BHC  would  provide

financial   advisory   services   in   connection   with   the   Company’s   proposed   business

combinations and related fund raising transactions. As part of that agreement BHC would be  entitled  to  a  “Business  Combination  Fee”  equal  to  three  percent  of  the  amount  of  the

company’s  total  proceeds    and  other  consideration  paid  or  to  be  paid  for  the  assets acquired,  inclusive  of  of  equity  or  any  debt  issued  ;  however  the  fee  was  to  be  no  less than  $300,000. As  a  result  of the  IGX  transaction, as  described in  Note  13,  BHC  initially felt  entitled  to  $300,000.  The  company has  taken  a  position  that  since  the  transaction  has been  rescinded,  that  the  fee  is  has  not  been  earned  and  thus  not  to  be  paid.  While  the

ultimate   outcome   of   this   matter   is   not   presently   determinable,   it   is   the   opinion   of

management  that  the resolution of any outstanding claim will not have  a  material adverse effect on the financial position or results of operations of the Company.

Note 13 – Subsequent Events

Rescission of Purchase Agreement for Acquisition of IGX Global Inc. and IGX Global UK

Limited

On  April  8,  2013,   the  Company  and  its  wholly  owned  subsidiary,  IGXGLOBAL,  CORP.

entered  into,  and  became  obligated  under,  a  transaction  to  rescind  the  Company’s  purchase

agreement   dated   December   28,    2012   (the   “Purchase   Agreement”)   with

IGX   Global

Inc.(“IGXUS”),  IGX  Global  UK  Limited  (“IGXUK”)  and  Tomas  Duffy  (“DUFFY”)  the  sole shareholder of both IGXUK and IGXUS.

Under  the  Purchase  Agreement,  the  Company  intended  to  purchase,  as  December  31,  2012,

substantially  all  of  the  assets  of  IGXUS  and  all  of  the  issued  and  outstanding  shares  of  IGXUK and  thereby  the  acquired  business  operated  by  IGXUS  and  IGXUK  (the  “Acquired  Business”).

The   original   agreement   called   for   a   $500,000   payment   at   closing,   a   $1,000,000

Promissory  Note,  assumption  of  certain  liabilities  of  the  IGXUS  up  to  $2,500,000  and

3.75  million  shares  of  iGambit  stock  to  be  earned  over  a  three  year  period  based  upon certain revenue and earnings targets. The Company had arranged financing at the original effective  date  of  the  purchase  to  pay  the  $500,000  payment  and  payoff  certain  liabilities of IGXUS.

On  April  8,  2013,  under  the  terms  of  a  Rescission  Agreement,  the  Company,  IGXUS,

IGXUK and Duffy (IGX), agreed to unwind the Purchase Agreement in its entirety and to fully  restore  each  to  the  positions  they  were  respectively  prior  to  entering  into  the

Purchase  Agreement.  This  included  IGX  obtaining  financing  to  payoff  the  entire  balance of  the  financing  the  Company  had  obtained  to  fund  the  upfront  payment  and  certain liabilities at the original  closing date;  IGX also assumed and paid certain expenses related

to   the   purchase.   As   consideration   for   iGambit’s   expenses   and   inconvenience,   the

Company   received   upon   the   effective   date   of   the   Rescission   Agreement,   an   initial

payment of $275,000 from IGX, and will receive an additional $350,000 payable in equal

monthly  installments  over  18  months.   Based  upon  timing  and  terms  of  the  Rescission

Agreement,  the  Company  has  not  recognized  the  effects  of  the  purchase  of  IGX  on  the

financial  statements  presented  as  of  and  for  the  year  ending  December  31,  2012.   In

addition,   the   settlement   consideration   received   under   the   rescission   agreement   was

recognized on its effective date of April 8, 2013.”