Form 10-Q
period 2013-03-31
iGambit, Inc.
filed 2013-07-23
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  ☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Quarterly period ended March 31, 2013

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

Yes ☐     No ☑

The     Registrant     had     25,044,056     shares     of     its     common     stock     outstanding     as     of     July 23,     2013.

iGambit Inc.

Form 10-Q

Page

No.

Part I — Financial Information

Item 1.

Financial Statements:

1

Condensed Consolidated Balance Sheets

1

Condensed Consolidated Statements of Income

2

Condensed Consolidated Statements of Cash Flows

3

Notes to Condensed Consolidated Financial Statements

4

Item 2.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

15

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

20

Item 4.

Controls and Procedures

20

Part II — Other Information

21

Item. 1

Legal Proceedings

21

Item 1A.

Risk Factors

22

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

22

Item 3.

Defaults upon Senior Securities

22

Item 4.

Removed and Reserved

22

Item 5.

Other Information

22

Item 6.

Exhibits

22

EX-31.1

EX-31.2

EX-32.1

EX-32.2

i

PART I — FINANCIAL INFORMATION

IGAMBIT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31,

2013

DECEMBER 31,

(Unaudited)

2012

ASSETS

Current assets

Cash

$

49,261

$

104,721

Accounts receivable, net

157,045

158,441

Prepaid expenses

118,494

133,077

Assets from discontinued operations, net

320,590

320,590

Total current assets

645,390

716,829

Property and equipment, net

16,332

17,870

Other assets

Deposits

8,370

11,220

$

670,092

$

745,919

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable

$

430,745

$

433,958

Deferred income

130,000

--

Note payable - related party

6,263

6,263

Total current liabilities

567,008

440,221

Stockholders' equity

Common stock, $.001 par value; authorized - 75,000,000 shares;

issued and outstanding - 25,044,056 shares, respectively

25,044

25,044

Additional paid-in capital

2,729,000

2,729,000

Accumulated deficit

(2,650,960)

(2,448,346)

Total stockholders' equity

103,084

305,698

$

670,092

$

745,919

IGAMBIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

2013

2012

Sales

$

362,821

$

480,348

Cost of sales

115,770

255,038

Gross profit

247,051

225,310

Operating expenses

General and administrative expenses

449,665

496,941

Loss from operations

(202,614)

(271,631)

Other income

Interest income

--

6,840

Loss from operations before income tax

(202,614)

(264,791)

Income tax (benefit)

--

(101,256)

Net loss

$

(202,614)

$

(163,535)

Basic and fully diluted loss per common share

$

(.01)

$

(.01)

Weighted average common shares outstanding

25,044,056

23,954,056

IGAMBIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

2013

2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss

$

(202,614)

$

(163,535)

Adjustments to reconcile net loss to net

cash used in operating activities

Depreciation

1,538

2,124

Deferred income taxes

--

(101,256)

Increase (Decrease) in cash flows as a result of

changes in asset and liability account balances:

Accounts receivable

1,396

57,693

Prepaid expenses

14,583

15,014

Accounts payable

(3,213)

35,164

Deferred income

130,000

--

Net cash used in continuing operating activities

(58,310)

(154,796)

Net cash provided by discontinued operating activities

--

150,000

NET CASH USED IN OPERATING ACTIVITIES

(58,310)

(4,796)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment

--

(1,147)

Decrease in deposits

2,850

430

NET CASH PROVIDED BY (USED IN) INVESTING

ACTIVITIES

2,850

(717)

NET CASH USED IN FINANCING ACTIVITIES:

Repayment of loans payable to related party

--

(3,125)

NET DECREASE IN CASH

(55,460)

(8,638)

CASH - BEGINNING OF PERIOD

104,721

224,800

CASH - END OF PERIOD

$

49,261

$

216,162

SUPPLEMENTAL DISCLOSURES OF CASH FLOW

INFORMATION:

Cash paid during the period for:

Interest

$

638

$

924

Income taxes

--

4,125

Non-cash investing and financing activities:

Property and equipment purchased through loan from stockholder

$

--

$

5,300

IGAMBIT INC.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2013 and 2012

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

Interim Financial Statements

The  following (a) condensed  consolidated  balance  sheet  as  of December 31, 2012,  which has  been  derived  from  audited  financial  statements,  and  (b)  the  unaudited  condensed

consolidated   interim   financial   statements   of   the   Company   have   been   prepared   in

accordance   with   the   instructions   to   Form   10-Q   and   Rule   8-03   of   Regulation   S-X.

Accordingly,  they  do  not  include  all  of  the  information  and  footnotes  required  by  GAAP

for   complete   financial   statements.   In   the   opinion   of   management,   all   adjustments

(consisting  of  normal  recurring  accruals)  considered  necessary  for  a  fair  presentation have been  included.  Operating results  for the three  months ended  March  31, 2013 are not necessarily  indicative  of  results  that  may  be  expected  for  the  year  ending  December  31,

2013.  These  condensed  consolidated  financial  statements  should  be  read  in  conjunction with  the  audited  consolidated  financial  statements  and  notes  thereto  for  the  year  ended

December  31,  2012  included  in  the  Company’s  Annual  Report  on  Form  10-K,  filed  with the Securities and Exchange Commission (“SEC”) on June 20, 2013.

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

In  addition,  as  part  of  the  sales  agreement,  the  Company  received  payments  from  Digi-

Data  based  on  10%  of  the  net  vaulting  revenue  payable  quarterly  over  five  years.   The

Company  was  also  entitled  to  an  additional  5%  of  the  increase  in  net  vaulting  revenue

over  the  prior  year’s  revenue.   These  adjustments  to  the  sales  price  are  included  in  the discontinued  operations  line  of the  statements  of operations  for the  year ended  December

31, 2011, the last year of payments.

The  assets  of  the  discontinued  operations  are  presented  in  the  balance  sheets  under  the

captions   “Assets   from   discontinued   operations”.      The   underlying   assets   of   the

discontinued  operations  consist  of  accounts  receivable of  $320,590  as  of  March 31,  2013 and December 31, 2012, respectively.

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

Revenue Recognition

The  Company’s  revenues  are  derived  primarily  from  the  sale  of  products  and  services rendered to real estate brokers.  Revenues are recognized upon delivery of the products or services.

Advertising Costs

The  Company  expenses  advertising  costs  as  incurred.    Advertising  costs  for  the  three

months ended March 31, 2013 and 2012 were $1,989 and $6,889, respectively.

Cash and Cash Equivalents

For  purposes  of  reporting  cash  flows,  cash  and  cash  equivalents  include  checking  and money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

Accounts Receivable

The   Company   analyzes   the   collectability   of   accounts   receivable   from   continuing

operations   each   accounting   period   and   adjusts   its   allowance   for   doubtful   accounts

accordingly.   A  considerable  amount  of  judgment  is  required  in  assessing  the  realization of  accounts  receivables,  including  the  creditworthiness  of  each  customer,  current  and

historical  collection  history  and  the  related  aging  of  past  due  balances.   The  Company

evaluates  specific  accounts  when  it  becomes  aware  of  information  indicating  that  a customer  may  not  be  able  to  meet  its  financial  obligations  due  to  deterioration  of  its financial  condition,  lower  credit  ratings,  bankruptcy  or  other  factors  affecting  the  ability

to  render  payment.   There  was  no  bad  debt  expense  charged  to  operations  for  the  three months ended March 31, 2013 and 2012, respectively.

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

Depreciation  expense  of  $1,538  and  $2,124  was  charged  to  operations  for  the  three months ended March 31, 2013 and 2012, respectively.

Goodwill

Goodwill  represents  the  excess  of  the  aggregate  purchase  price  over  the  fair  value  of  the net assets acquired in a  business combination, specifically the acquisition of Jekyll  by the

Company’s  subsidiary,  Gotham.   In  accordance  with  ASC  Topic  No.  350  “Intangibles  –

Goodwill  and  Other”,  goodwill  is  not  amortized,  but  instead  is  subject  to  an  annual assessment  of  impairment  by  applying  a  fair-value  based  test,  and  is  reviewed  more

frequently   if   current   events   and   circumstances   indicate   a   possible   impairment.   If

indicators   of  impairment   are  present   and   future  cash   flows   are   not   expected   to   be

sufficient  to  recover  the  asset’s   carrying  amount,  an  impairment  loss   is   charged   to

expense   in   the   period   identified.   A   lack   of   projected   future   operating   results   from

Gotham’s  operations  may  cause  impairment.    At  December  31,  2012,  the  Company

performed  its annual impairment study and  determined that  present and  future cash flows were  not  expected  to  be  sufficient  to  recover  the  carrying  amount  of  goodwill,  and  the goodwill was written off.

Stock-Based Compensation

The   Company   accounts   for   its   stock-based   awards   granted   under   its   employee

compensation  plan  in  accordance  with  ASC  Topic  No.  718-20,  Awards  Classified  as

Equity,  which  requires  the  measurement  of  compensation  expense  for  all  share-based compensation  granted  to  employees  and  non-employee  directors  at  fair  value  on  the  date of  grant  and  recognition  of  compensation  expense  over  the  related  service  period  for awards  expected  to  vest.  The  Company  uses  the  Black-Scholes  option  pricing  model  to estimate  the  fair  value  of  its  stock  options  and  warrants.  The  Black-Scholes  option pricing  model  requires  the  input  of  highly subjective  assumptions  including  the  expected stock  price  volatility  of  the  Company’s  common  stock,  the  risk  free  interest  rate  at  the

date   of   grant,   the   expected   vesting   term   of   the   grant,   expected   dividends,   and   an

assumption   related   to   forfeitures   of   such   grants.  Changes   in   these   subjective   input

assumptions  can  materially affect  the  fair  value  estimate  of  the  Company’s  stock  options and warrants.

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

Recent Accounting Pronouncements

The  Company has  reviewed  recently issued,  but  not  yet  adopted,  accounting standards  in order  to  determine  their  effects,  if  any,  on  its  results  of  operations,  financial  position  or

cash   flows.   Based   on   that   review,   the   Company   believes   that   none   of   these

pronouncements will have a significant effect on its consolidated financial statements.

Note 4 – Deferred Income

As   of   March   31,   2013,   the   Company  received   $130,000   from   IGX   Global   Inc.   in

connection with a rescission agreement dated April 8, 2013, as described in Note 12.

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

Three Months Ended

March 31,

2013

2012

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

Options

In  2006,  the  Company  adopted  the  2006  Long-Term  Incentive  Plan  (the  "2006  Plan").

Awards  granted  under  the  2006  Plan  have  a  ten-year  term  and  may  be  incentive  stock options,  non-qualified  stock  options  or  warrants.  The  awards  are  granted  at  an  exercise price  equal to the  fair market value  on the date of  grant  and  generally vest  over a  three  or

four    year    period.    Effective    January 1,    2006,    the    Company    began    recognizing

compensation  expense  ratably  over  the  vesting  period,  net  of  estimated  forfeitures.  The

Plan  expired  on  December  31,  2009,  therefore  as  of  March  31,  2013,  there  was  no

unrecognized   compensation   cost   related   to   non-vested   share-based   compensation

arrangements granted under the 2006 plan.

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

Stock option activity during the three months ended March 31, 2013 and 2012 follows:

Weighted

Average

Weighted

Remaining

Weighted

Average

Average

Contractual

Options

Grant-Date

Life

Outstanding

Exercise Price

Fair Value

(Years)

Options outstanding at

December 31, 2011

2,768,900

$

0.04

$

0.10

6.85

No option activity

--

--

--

Options outstanding at

March 31, 2012

2,768,900

$

0.04

$

0.10

6.60

Options outstanding at

December 31, 2012

1,268,900

$

0.08

$

0.10

6.16

No option activity

--

--

--

Options outstanding at

March 31, 2013

1,268,900

$

0.08

$

0.10

5.91

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

Warrant activity during the three months ended March 31, 2013 and 2012 follows:

Weighted

Average

Weighted

Remaining

Weighted

Average

Average

Contractual

Warrants

Grant-Date

Life

Outstanding

Exercise Price

Fair Value

(Years)

Warrants outstanding

at December 31, 2011

275,000

$

0.94

$

0.10

1.06

No warrant activity

--

--

--

Warrants outstanding

at March 31, 2012

275,000

$

0.94

$

0.10

1.02

Warrants outstanding

at December 31, 2012

275,000

$

0.94

$

0.10

.92

No warrant activity

--

--

--

Warrants outstanding

at March 31, 2013

275,000

$

0.94

$

0.10

.88

Options outstanding at March 31, 2013 consist of:

Date

Number

Number

Exercise

Expiration

Issued

Outstanding

Exercisable

Price

Date

May 1, 2006

100,000

100,000

$0.01

May 1, 2016

May 1, 2006

100,000

100,000

$0.01

May 1, 2016

May 1, 2006

50,000

50,000

$0.01

May 1, 2016

May 1, 2006

46.900

46,900

$0.01

May 1, 2016

July 21, 2010

113,000

113,000

$0.10

July 21, 2020

July 21, 2010

59,000

59,000

$0.10

July 21, 2020

July 21, 2010

500,000

500,000

$0.10

July 21, 2020

July 11, 2011

100,000

100,000

$0.10

July 11, 2021

July 11, 2011

100,000

100,000

$0.10

July 11, 2021

July 11, 2011

100,000

100,000

$0.10

July 11, 2021

Total

1,268,900

1,268,900

Warrants outstanding at March 31, 2013 consist of:

Date

Number

Number

Exercise

Expiration

Issued

Outstanding

Exercisable

Price

Date

April 1, 2000

25,000

25,000

$3.00

2 years after IPO

June 1, 2009

100,000

100,000

$0.50

June 1, 2019

June 1, 2009

50,000

50,000

$0.65

June 1, 2019

June 1, 2009

50,000

50,000

$0.85

June 1, 2019

June 1, 2009

50,000

50,000

$1.15

June 1, 2019

Total

275,000

275,000

Note 7 - Income Taxes

Quarter Ended March 31,

2013

2012

Effective tax rate

0.0%

30.3%

The  decrease  in  the  effective  tax  rate  for  the  quarter  ended  March  31,  2013  is  due  to  the establishment  of a  full valuation allowance against  the Company’s  net  deferred tax  assets which was initially recorded in the fourth quarter of 2012. A valuation allowance must be established  if  it  is  more  likely  than  not  that  the  deferred  tax  assets  will  not  be  realized.

This  assessment  is  based  upon  consideration  of  available  positive  and  negative  evidence,

which includes, among other things, the Company’s most  recent results  of  operations and expected  future  profitability.  Based  on  the  Company’s  cumulative  losses  in  recent  years,

a full valuation allowance against the Company’s  deferred tax assets has  been established as  Management  believes  that  the  Company  will  not  realize  the  benefit  of  those  deferred tax assets.

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

Internal Revenue Code. The Company matches up to 3% of employee contributions.  The

Company's contributions to the plan for the three months ended March 31, 2013 and 2012 were $6,522 and $2,702, respectively.

Note 9 – Concentrations and Credit Risk

Sales and Accounts Receivable

Gotham  had  sales  to  two  customers  which  accounted  for  approximately  44%  and  17%,

respectively of Gotham’s total sales for the three months ended March 31, 2013.  The two customers  accounted  for  approximately 41%  and  3%,  respectively of  accounts  receivable at March 31, 2013.

Gotham  had  sales  to  three  customers  which  accounted  for  approximately  36%,  17%  and

12%,  respectively  of  Gotham’s  total  sales  for  the  three  months  ended  March  31,  2012.

Two  of  the  three  customers  accounted  for  approximately  44%  of  accounts  receivable  at

March 31, 2012.

Cash

Cash  is  maintained  at  a  major  financial  institution  and,  at  times,  balances  may  exceed federally  insured  limits.  The  Company  has  never  experienced  any  losses  related  to  these balances.  All  of  the  Company’s  non-interest  bearing  cash  balances  were  fully  insured  at

March  31,  2013.  As  of  December  31,  2012,  the  Company  had  no  amounts  of  cash  or  cash equivalents  in  financial  institutions  in  excess  of  amounts  insured  by  agencies  of  the  U.S.

Government,  the  limit  of  which  is  $250,000.    The  Company  did  not  have  any  interest-

bearing accounts at March 31, 2013 and December 31, 2012, respectively.

Note 10 - Related Party Transactions

Note Payable – Related Party

Gotham  was  provided  a  loan  from  an  entity  that  is  controlled  by  the  officers  of  Gotham,

such  amounts  outstanding  were  $6,263  at  March  31,  2013  and  December  31,  2012,

respectively.  The note bears interest at a rate of 5.5% and is due on December 31, 2013.

Note 11 – Commitments and Contingencies

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

Total   future   minimum   annual   lease  payments   under   the   lease   for   the   years   ending

December 31 are as follows:

2013

$ 13,830

2014

18,720

2015

19,080

2016

19,440

2017

3,240

$ 74,310

Rent  expense  of  $20,570  and  $23,400  was  charged  to  operations  for  the  three  months ended March 31, 2013 and 2012, respectively.

The  Company  provides  accruals  for  costs  associated  with  the  estimated  resolution  of contingencies  at  the  earliest  date  at  which  it  is  deemed  probable  that  a  liability  has  been incurred and the amount of such liability can be reasonably estimated.

Litigation

Digi-Data Corporation

In  connection  with  the  asset  purchase  agreement  discussed  in  Note  2,  the  Company  filed a  complaint  against  Digi-Data  on  October  1,  2012  for  unpaid  contingency  payments owed to the Company totaling $570,590 at March 31, 2013, exclusive of an allowance for

bad  debts  of  $250,000.    On  or  about  December  3,  2012,  Digi-Data  filed  its  Answer,

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

29,   2013   and   dispositive   motions   deadline   date   of   May   28,   2013.   The   Company

propounded its initial discovery upon Digi-Data, responses to which were due on or about

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

Financial Advisor Contract

Brooks, Houghton & Company, Inc. (BHC)

The  Company  had  entered  into  a  contract  with  BHC  in  which  BHC  would  provide

financial   advisory   services   in   connection   with   the   Company’s   proposed   business

combinations and related fund raising transactions. As part of that agreement BHC would be  entitled  to  a  “Business  Combination  Fee”  equal  to  three  percent  of  the  amount  of  the

company’s  total  proceeds    and  other  consideration  paid  or  to  be  paid  for  the  assets acquired,  inclusive  of  equity  or  any  debt  issued;  however  the  fee  was  to  be  no  less  than

$300,000.  As  a  result  of  the  IGX  transaction,  as  described  in  Note  12,  BHC  initially  felt entitled  to  $300,000.  The  Company  has  taken  a  position  that  since  the  transaction  has been  rescinded,  that  the  fee  is  has  not  been  earned  and  thus  not  to  be  paid.  While  the

ultimate   outcome   of   this   matter   is   not   presently   determinable,   it   is   the   opinion   of

management  that  the resolution of any outstanding claim will not have  a  material adverse effect on the financial position or results of operations of the Company.

Note 12 – Subsequent Events

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

Purchase  Agreement.  This  included  IGX  obtaining  financing  to  payoff  the  entire  balance of  the  financing  the  Company  had  obtained  to  fund  the  upfront  payment  and  certain liabilities at the original  closing date;  IGX also assumed and paid certain expenses related to  the  purchase.  Also  as  consideration  for  iGambit’s  expenses  and  inconvenience,  the

Company  received  $130,000  prior  to  the  effective  date  of  the  rescission  from  IGX  (see

Note 4), and upon the effective date of the rescission, an additional payment of $275,000,

and  will  receive  an  additional  $350,000  payable  in  equal  monthly  installments  over  18

months.   Based  upon  timing  and  terms  of  the  Rescission  Agreement,  the  Company  has not recognized the  effects of the purchase of IGX on the financial statements presented as

of   and   for   the   three   months   ending   March   31,   2013.    In   addition,   the   settlement

consideration  received  under  the  rescission  agreement  was  recognized  on  its  effective date of April 8, 2013.

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

Contingency  payment  income  was  recognized  quarterly  from  a  percentage  of

Digi-Data’s vaulting service revenue until February 28, 2011.

Deferred Income

As  of  March  31,  2013,  the  Company  received  $130,000  from  IGX  Global  Inc.  in connection  with  a  rescission  agreement  dated  April  8,  2013,  as  described  in  Note  12  of the Notes to Condensed Consolidated Financial Statements.

Cash and Cash Equivalents

For  purposes  of  reporting  cash  flows,  cash  and  cash  equivalents  include  checking and  money  market  accounts  and  any  highly  liquid  debt  instruments  purchased  with  a maturity of three months or less.

Accounts Receivable

We  analyze  the  collectability  of  accounts  receivable  from  continuing  operations each  accounting  period  and  adjust  our  allowance  for  doubtful  accounts  accordingly.  A considerable  amount  of  judgment  is  required  in  assessing  the  realization  of  accounts

receivables,  including  the    creditworthiness  of  each  customer,  current  and  historical

collection  history  and  the  related  aging  of  past  due  balances.   We   evaluate  specific

accounts  when  we  become  aware  of  information  indicating  that  a  customer  may  not  be able  to  meet  its  financial  obligations  due  to  deterioration  of  its  financial  condition,  lower credit  ratings,  bankruptcy  or  other  factors  affecting  the  ability  to  render  payment.  There was  no  bad  debt  expense  charged  to  operations  for  three  months  ended  March  31,  2013 and 2012, respectively.

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

“Intangibles – Goodwill and Other”), the goodwill is not  amortized, but instead is subject

to   an   annual   assessment   of   impairment   by  applying   a  fair-value  based   test,   and   is

reviewed   more   frequently   if   current   events   and   circumstances   indicate   a   possible

impairment.    If  indicators  of  impairment  are  present  and  future  cash  flows  are  not expected  to  be  sufficient  to  recover  the  asset’s  carrying  amount,  an  impairment  loss  is charged  to  expense  in  the  period  identified.  A  lack  of  projected  future  operating  results

from  Gotham’s  operations  may cause  impairment.   At  December  31,  2012,  the  Company

performed  its annual impairment study and  determined that  present and  future cash flows were  not  expected  to  be  sufficient  to  recover  the  carrying  amount  of  goodwill,  and  the goodwill was written off.

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

Assets.   At   March   31,   2013,   we   had   $670,092   in   total   assets,   compared   to

$745,919  at  December  31,  2012.  The  decrease  in  total  assets  was  primarily  due  to  the decrease  in  cash  used  to  fund  the  loss,  the  decrease  in  accounts  receivable  and  the decrease in prepaid expenses.

Liabilities.  At  March  31,  2013,  our  total  liabilities  were  $567,008  compared  to

$440,221 at December 31, 2012. Liabilities consist of accounts payable, a note payable to

a  related  party  and  deferred  income.  We  do  not  have  any  long  term  liabilities.    The

increase  in  liabilities  was  primarily  due  to  deferred  income  of  $130,000  from  the  IGX

Rescission Agreement.

Stockholders’  Equity.  Our  stockholders’  equity  decreased  to  $103,084  at  March

31,  2013  from  $305,698  at  December  31,  2012.   This  decrease  was  primarily  due  to  an

increase  in  accumulated  deficit  from  $(2,448,346)  at  December  31,  2012  to  $(2,650,960)

at  March  31,  2013,  resulting  from  losses  from  operations  of  $(202,614)  for  the  three months ended March 31, 2013.

THREE   MONTHS   ENDED   MARCH   31,   2013   AS   COMPARED   TO   THREE

MONTHS ENDED MARCH 31, 2012

Revenues  and  Cost  of  Sales.    We  had  $362,821  of  revenue  during  the  three

months ended  March  31,  2013 compared  to revenue of $480,348 during the three  months ended  March  31,  2012.  The  decrease  in  revenue  was  due  primarily  to  a  decrease  in revenue  generated  by  our  Gotham  subsidiary  from  $446,504  for  the  three  months  ended

March  31,  2012  compared  to  $362,821  for  the  three  months  ended  March  31,  2013.   We

also  earned  revenue  of  $33,844  in  technical  consulting  fees  for  the  three  months  ended

March  31,  2012  compared  to  $0  for  the  three  months  ended  March  31,  2013.  The decrease in our cost of goods sold for the three  months ended March 31, 2013 was  due to a decrease in the cost of the outsourced photography vendors utilized by Gotham.

General  and  Administrative  Expenses.  General  and  Administrative  Expenses

decreased  to  $449,665  for the  three  months  ended  March  31,  2013  from $496,941  for the

three  months  ended  March  31,  2012.     For  the  three  months  ended  March  31,  2013  our

General  and  Administrative  Expenses  consisted  of  corporate  administrative  expenses  of

$95,990,  legal  and  accounting  fees  of  $27,284,  health  insurance  expenses  of  $22,088,

commissions  and  finder’s  fees  of  $25,000  and  payroll  expenses  of  $279,303.    For  the

three  months  ended  March  31,  2012  our  General  and  Administrative  Expenses  consisted of  corporate  administrative  expenses  of  $125,028,  legal  and  accounting  fees  of  $39,085,

health insurance expenses  of $18,294, consulting fees  of $14,756 and payroll  expenses of

$299,778.    The  decreases  from  the  three  months  ended  March  31,  2012  to  the  three months  ended  March  31,  2013  relate  primarily to:  (i) a  decrease  in  payroll  expenses;  and

(ii) a  decrease  in  general  and  administrative  costs  associated  with  the  operation  of  our

Gotham  subsidiary.  Costs  associated  with  our  officers’  salaries  and  the  operation  of  our

Gotham  subsidiary should  remain  level  going forward,  subject  to  a  material  expansion  in

the   business   operations   of   Gotham   which   would   likely   increase   our   corporate

administrative expenses.

Other   Income   (Expense)   and   Taxes.   There  was   no   interest   income   and   no

income  tax  benefit  for  the  three  months  ended  March  31,  2013  compared  to  interest income  of  $6,840  and  an  income  tax  benefit  of  $(101,256)  for  the  three  months  ended

March 31, 2012.

LIQUIDITY AND CAPITAL RESOURCES

General

As  reflected  in  the  accompanying  consolidated  financial  statements,  at  March  31,

2013,  we  had  $49,261  of  cash  and  stockholders’  equity  of  $103,084  as  compared  to

$104,721  and  $305,698  at  December  31,  2012.   At  March  31,  2013  we  had  $670,092  in

total assets, compared to $745,919 at December 31, 2012.

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

Cash Flow Activity

Net  cash  used  by  operating  activities  was  $58,310  for  the  three  months  ended

March 31, 2013, compared to net  cash used by operating activities of $4,796 for the three

months   ended   March   31,   2012.   Our   primary   source   of   operating   cash   flows   from

continuing  operating  activities  for  the  three  months  ended  March  31,  2013  was  from  our

Gotham  subsidiary’s  revenues  of  $362,821  and  $446,504  for  the  three  months  ended

March  31,  2012.   Additional  contributing  factors  to  the  change  were  from  a  decrease  in accounts  receivable  of  $1,396,  a  decrease  in  prepaid  expenses  of  $14,583,  a  decrease  in

accounts  payable  of  $(3,213)  and  deferred  income  of  $130,000.   Net  cash  provided  by

discontinued  operating  activities  was  $0  for  the  three  months  ended  March  31,  2013  and cash  provided  by  discontinued  operating  activities  was  $150,000  for  the  three  months ended  March  31,  2012.  The  $150,000  cash  provided  by  discontinued  operations  for  the three months ended March 31, 2012, was $150,000 in cash payments received from DDC which  was  offset  by  a  decrease  in  accounts  receivable  included  in  the  Assets  from

Discontinued Operations.

Cash  provided  by investing  activities  was  $2,850  for  the  three  months  ended  March

31,  2013  and  Cash  used  by  investing  activities  was  $(717)  for  the  three  months  ended

March  31, 2012.   For the  three  months  ended  March  31,  2013  the  primary source  of  cash

provided  by  investing  activities  was  from  a  decrease  in  deposits.   For  the  three  months

ended  March  31,  2012  the  source  of  cash  used  in  investing  activities  was  $(1,147)  from the purchase of property and equipment and a decrease in deposits of $430.

Cash used by financing activities was $0 for the three months ended March 31, 2013 compared  to  $(3,125)  for  the  three  months  ended  March  31,  2012.  The  cash  flows  used by  financing  activities  for  the  three  months  ended  March  31,  2012  was  a  repayment  of loans payable to related party.

Supplemental Cash Flow Activity

In  the  three  months  ended  March  31,  2013  the  company  paid  income  taxes  of  $0 and interest  of $638 compared to income taxes of $4,125 and interest of $924 in the three months ended March 31, 2013.

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

15d-15(e) under the Exchange Act as of March 31, 2012. Based upon that evaluation, our

Chief   Executive   Officer   and   Chief   Financial   Officer   concluded   that   our   disclosure

controls and procedures were effective as of March 31, 2013.

Change in Internal Controls

During  the  quarter  ended  March 31,  2013,  there  were  no  changes  in  our  internal

control  over   financial  reporting  that   materially  affected,   or   are  reasonably  likely  to

materially affect, our internal control over financial reporting.

.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

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

Maryland Law.

One  June  11,  2013,  Digi-Data  filed  its  Response  to  the  Motion  for  Summary

Judgment  and,  for the first  time, purported to liquidate certain alleged damages for  which

Digi-Data  seeks  a  set-off  against  the  amounts  admittedly  owed  by  Digi-Data  to  iGambit

and   alludes   the   existence   of   additional   although   not   yet   quantified   damages.     The

Response  relies  entirely  upon  the  Affidavit  of  a  Vice  President  of  Digi-Data  for  its

evidentiary  support.   Notwithstanding,  Digi-Data  failed  to  produce  documentary  support for  its  alleged  damages  and  to  explain  why  it  failed  to  disclose  such  information  during the discovery period or thereafter.

On  July  9,  2013,  the  Company  filed  its  Reply  to  Digi-Data’s  Response  and,

thereby,  advised  the  Court  of  Digi-Data’s  apparent  litigation-by-ambush  tactic  such  as withholding allegations  of damages  until  the  end  of discovery and  attempting to  use  such previously  withheld  information  to  defeat  summary  judgment,  and  the  legal  inadequacy of same.  Pursuant the Maryland District Court’s Local Rules, Digi-Data is not authorized to file a Surreply without Court order.

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

Securities Exchange Act of 1934, as amended.)

SIGNATURES

In  accordance  with  the  requirements  of  the  Exchange  Act,  the  registrant  caused  this report  to  be  signed  on  its  behalf  by  the  undersigned,  thereunto  duly  authorized,  on  July

23, 2013.

iGambit Inc.

/s/ John Salerno

John Salerno

Chief Executive Officer

/s/ Elisa Luqman

Elisa Luqman

Chief Financial Officer and

Principal Accounting Officer