Form 10-Q
period 2013-06-30
iGambit, Inc.
filed 2013-08-15
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)



QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2013



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

12 months (or for such shorter period that the registrant was required to file such reports),

and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit

and post such files). Yes ☑     No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large

Accelerated

Non-accelerated filer 

Smaller reporting

accelerated filer

filer 

company ☑



(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-

2 of the Exchange Act). Yes      No 

The  Registrant  had  25,044,056  shares  of  its  common  stock  outstanding  as  of  August  14,

2013.

iGambit Inc.

Form 10-Q

Part I — Financial Information

1

Item 1.

Financial Statements:

1

Consolidated Balance Sheets

1

Consolidated Statements of Income

2

Consolidated Statements of Cash Flows

3

Notes to Consolidated Financial Statements

5

Item 2.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

16

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

22

Item 4.

Controls and Procedures

22

Part II — Other Information

22

Item 1.

Legal Proceedings

22

Item 1A.

Risk Factors

24

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

24

Item 3.

Defaults upon Senior Securities

24

Item 4.

Removed and Reserved

24

Item 5.

Other Information

24

Item 6.

Exhibits

24

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

IGAMBIT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30,

DECEMBER

2013

31,

(Unaudited)

2012

ASSETS

Current assets

Cash

$

102,020

$

104,721

Accounts receivable, net

207,181

158,441

Prepaid expenses

106,741

133,077

Due from rescission agreement

331,000

--

Assets from discontinued operations, net

320,590

320,590

Total current assets

1,067,532

716,829

Property and equipment, net

14,659

17,870

Other assets

Deposits

8,370

11,220

$

1,090,561

$

745,919

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable

$

392,364

$

433,958

Note payable - related party

6,263

6,263

Total current liabilities

398,627

440,221

Stockholders' equity

Common stock, $.001 par value; authorized - 75,000,000 shares;

issued and outstanding - 25,044,056 shares, respectively

25,044

25,044

Additional paid-in capital

2,729,000

2,729,000

Accumulated deficit

(2,062,110)

(2,448,346)

Total stockholders' equity

691,934

305,698

$

1,090,561

$

745,919

IGAMBIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

UNAUDITED

THREE MONTHS

SIX MONTHS

ENDED

ENDED

JUNE 30,

JUNE 30,

2013

2012

2013

2012

Sales

$

411,719

$

429,168

$

774,540

$

909,516

Cost of sales

149,608

222,573

265,378

477,611

Gross profit

262,111

206,595

509,162

431,905

Operating expenses

General and administrative

expenses

428,261

433,294

877,926

930,235

Loss from operations

(166,150)

(226,699)

(368,764)

(498,330)

Other income

Income from rescission agreement

755,000

--

755,000

--

Interest income

--

5,881

--

12,721

Total other income

755,000

5,881

755,000

12,721

Income (loss) from operations before

income tax

588,850

(220,818)

386,236

(485,609)

Income tax (benefit)

--

(83,217)

--

(184,473)

Net income (loss)

$

588,850

$      (137,601)

$

386,236

$      (301,136)

Basic and fully diluted earnings

(loss) per common share:

$

.02

$

(.01)

$

.02

$

(.01)

Weighted average common shares

outstanding

25,044,056

23,954,056

25,044,056

23,954,056

IGAMBIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,

(UNAUDITED)

2013

2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)

$

386,236

$    (301,136)

Adjustments to reconcile net income (loss) to net

cash (used) provided by operating activities

Depreciation

3,211

4,249

Deferred income taxes

--

(184,473)

Increase (Decrease) in cash flows as a result of

changes in asset and liability account balances:

Accounts receivable

(48,740)

108,003

Prepaid expenses

26,336

31,694

Due from rescission agreement

(331,000)

--

Accounts payable

(41,594)

117,155

Net cash used by continuing operating activities

(5,551)

(224,508)

Net cash provided by discontinued operating activities

--

225,000

NET CASH (USED) PROVIDED BY OPERATING

ACTIVITIES

(5,551)

492

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment

--

(1,147)

Decrease in deposits

2,850

430

Proceeds from repayments of notes receivable

--

434,512

NET CASH PROVIDED BY INVESTING

ACTIVITIES

2,850

433,795

NET CASH USED BY FINANCING ACTIVITIES:

Repayment of loans from shareholders

--

(5,625)

NET (DECREASE) INCREASE IN CASH

(2,701)

428,662

CASH - BEGINNING OF PERIOD

104,721

224,800

CASH - END OF PERIOD

$

102,020

$

653,462

SUPPLEMENTAL DISCLOSURES OF CASH FLOW

INFORMATION:

Cash paid during the period for:

Interest

$

1,548

$

1,368

Income taxes

--

4,125

Non-cash investing and financing activities:

Property and equipment purchased through loan from

stockholder

$

--

$

5,300

IGAMBIT INC.

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2013 and 2012

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

(consisting  of  normal  recurring  accruals)  considered  necessary  for  a  fair  presentation have  been  included.  Operating  results  for  the  six  months  ended  June  30,  2013  are  not necessarily  indicative  of  results  that  may  be  expected  for  the  year  ending  December  31,

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

In  addition,  as  part  of  the  sales  agreement,  the  Company  received  payments  from  Digi-

Data  based  on  10%  of  the  net  vaulting  revenue  payable  quarterly  over  five  years.   The

Company  was  also  entitled  to  an  additional  5%  of  the  increase  in  net  vaulting  revenue

over  the  prior  year’s  revenue.   These  adjustments  to  the  sales  price  were  included  in  the discontinued  operations  line  of the  statements  of operations  for the  year ended  December

31, 2011, the last year of payments.

The  assets  of  the  discontinued  operations  are  presented  in  the  balance  sheets  under  the

captions   “Assets   from   discontinued   operations”.      The   underlying   assets   of   the

discontinued  operations  consist  of  accounts  receivable  of  $320,590  as  of  June  30,  2013 and December 31, 2012, respectively.

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

Advertising Costs

The  Company  expenses  advertising  costs  as  incurred.    Advertising  costs  for  the  six

months ended June 30, 2013 and 2012 were $3,018 and $14,767, respectively.

Cash and Cash Equivalents

For  purposes  of  reporting  cash  flows,  cash  and  cash  equivalents  include  checking  and money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

Accounts Receivable

The   Company   analyzes   the   collectability   of   accounts   receivable   from   continuing

operations   each   accounting   period   and   adjusts   its   allowance   for   doubtful   accounts

accordingly.   A  considerable  amount  of  judgment  is  required  in  assessing  the  realization of  accounts  receivables,  including  the  creditworthiness  of  each  customer,  current  and

historical  collection  history  and  the  related  aging  of  past  due  balances.   The  Company

evaluates  specific  accounts  when  it  becomes  aware  of  information  indicating  that  a customer  may  not  be  able  to  meet  its  financial  obligations  due  to  deterioration  of  its financial  condition,  lower  credit  ratings,  bankruptcy  or  other  factors  affecting  the  ability

to  render  payment.   There  was  no  bad  debt  expense  charged  to  operations  for  the  six months ended June 30, 2013 and 2012, respectively.

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

Depreciation  expense  of  $3,211  and  $4,249 was  charged  to  operations  for  the  six  months ended June 30, 2013 and 2012, respectively.

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

Three Months Ended

Six Months Ended

June 30,

June 30,

2013

2012

2013

2012

Stock options

668,900

2,768,900

668,900

2,768,900

Stock warrants

275,000

275,000

275,000

275,000

Total shares excluded from

calculation

943,900

3,043,900

943,900

3,043,900

Note 5 – Stock Based Compensation

Stock-based  compensation  expense  for  all  stock-based  award  programs,  including  grants of  stock  options  and  warrants,  is  recorded  in  accordance  with  "Compensation—Stock

Compensation", Topic 718 of the  FASB ASC. Stock-based compensation expense, which is  calculated  net  of  estimated  forfeitures,  is  computed  using  the  grant  date  fair-value  and amortized  over  the  requisite  service  period  for  all  stock  awards  that  are  expected  to  vest.

The  grant  date  fair  value  for  stock  options  and  warrants  is  calculated  using  the  Black-

Scholes  option  pricing  model.  Determining  the  fair  value  of  options  at  the  grant  date requires  judgment,  including  estimating  the  expected  term  that  stock  options  will  be outstanding  prior  to  exercise,  the  associated  volatility  of  the  Company’s  common  stock,

expected  dividends,  and  a  risk-free  interest  rate.  Stock-based  compensation  expense  is reported  under  general  and  administrative  expenses  in  the  accompanying  consolidated statements of operations.

Options

In  2006,  the  Company  adopted  the  2006  Long-Term  Incentive  Plan  (the  "2006  Plan").

Awards  granted  under  the  2006  Plan  have  a  ten-year  term  and  may  be  incentive  stock options,  non-qualified  stock  options  or  warrants.  The  awards  are  granted  at  an  exercise price  equal to the  fair market value  on the date of  grant  and  generally vest  over a  three  or four  year  period.  The  Plan  expired  on  December  31,  2009, therefore  as  of  June  30,  2013,

there   was   no   unrecognized   compensation   cost   related   to   non-vested   share-based

compensation arrangements granted under the 2006 plan.

The  2006  Plan  provided  for  the  granting  of  options  to  purchase  up  to  10,000,000  shares of  common  stock.  8,146,900  options  have  been  issued  under  the  plan  to  date  of  which

7,157,038  have  been  exercised  and  692,962  have  expired  to  date.  There  were  296,900 options outstanding under the  2006 Plan on its expiration date of December 31, 2009. All options issued subsequent to this date were not issued pursuant to any plan.

Stock option activity during the six months ended June 30, 2013 and 2012 follows:

Weighted

Average

Weighted

Remaining

Weighted

Average

Average

Contractual

Options

Grant-Date

Life

Outstanding

Exercise Price

Fair Value

(Years)

Options outstanding at

December 31, 2011

2,768,900

$

0.04

$

0.10

6.85

No option activity

--

--

--

Options outstanding at

June 30, 2012

2,768,900

$

0.04

$

0.10

6.35

Options outstanding at

December 31, 2012

1,268,900

$

0.08

$

0.10

6.16

Expired

(600,000)

0.10

--

Options outstanding at

June 30, 2013

668,900

$

0.06

$

0.10

5.19

Options outstanding at June 30, 2013 consist of:

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

668,900

668,900

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

Warrant activity during the six months ended June 30, 2013 and 2012 follows:

(1)Weighted

Average

Weighted

Remaining

Weighted

Average

Average

Contractual

Warrants

Grant-Date

Outstanding

Exercise Price

Fair Value

Life (Years)

Warrants outstanding

at December 31, 2011

275,000

$

0.94

$

0.10

7.42

No warrant activity

--

--

--

Warrants outstanding

at June 30, 2012

275,000

$

0.94

$

0.10

6.92

Warrants outstanding

at December 31, 2012

275,000

$

0.94

$

0.10

6.42

No warrant activity

--

--

--

Warrants outstanding

at June 30, 2013

275,000

$

0.94

$

0.10

5.92

(1)  Exclusive of 25,000 warrants expiring 2 years after initial IPO.

Warrants outstanding at June 30, 2013 consist of:

Date

Number

Number

Exercise

Expiration

Issued

Outstanding

Exercisable

Price

Date

April 1, 2000

25,000

25,000

$3.00

2  years after IPO

June 1, 2009

100,000

100,000

$0.50

June 1, 2019

June 1, 2009

50,000

50,000

$0.65

June 1, 2019

June 1, 2009

50,000

50,000

$0.85

June 1, 2019

June 1, 2009

50,000

50,000

$1.15

June 1, 2019

Total

275,000

275,000

Note 6 - Income Taxes

Six Months Ended June 30,

2013

2012

Effective tax rate

0.0%

38.0%

The decrease in the  effective tax rate for the six months ended June 30, 2013 is due to the establishment  of a  full valuation allowance against  the Company’s  net  deferred tax  assets which was initially recorded in the fourth quarter of 2012. A valuation allowance must be established  if  it  is  more  likely  than  not  that  the  deferred  tax  assets  will  not  be  realized.

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

Note 7 - Retirement Plan

Gotham  has  adopted  the  Gotham  Innovation  Lab,  Inc.  SIMPLE  IRA  Plan,  which  covers substantially  all  employees.  Participating  employees  may  elect  to  contribute,  on  a  tax-

deferred  basis,  a  portion  of  their  compensation  in  accordance  with  Section  408  (a)  of  the

Internal Revenue Code. The Company matches up to 3% of employee contributions.  The

Company's  contributions  to  the  plan  for  the  six  months  ended  June  30,  2013  and  2012 were $9,744 and $5,476, respectively.

Note 8 – Concentrations and Credit Risk

Sales and Accounts Receivable

Gotham  had  sales  to  two  customers  which  accounted  for  approximately  44%  and  21%,

respectively  of  Gotham’s  total  sales  for  the  six  months  ended  June  30,  2013.   The  two

customers   accounted   for   approximately   46%   and   17%,   respectively   of   accounts

receivable at June 30, 2013.

Gotham  had  sales  to  three  customers  which  accounted  for  approximately  38%,  14%  and

13%,  respectively  of  Gotham’s  total  sales  for  the  six  months  ended  June  30,  2012.   The

three customers accounted for approximately 39%, 10% and 1% of accounts receivable at

June 30, 2012.

Cash

Cash  is  maintained  at  a  major  financial  institution  and,  at  times,  balances  may  exceed federally  insured  limits.  The  Company  has  never  experienced  any  losses  related  to  these balances.  All  of  the  Company’s  non-interest  bearing  cash  balances  were  fully  insured  at

June  30,  2013.  As  of  December  31,  2012,  the  Company  had  no  amounts  of  cash  or  cash equivalents  in  financial  institutions  in  excess  of  amounts  insured  by  agencies  of  the  U.S.

Government,  the  limit  of  which  is  $250,000.    The  Company  did  not  have  any  interest-

bearing accounts at June 30, 2013 and December 31, 2012, respectively.

Note 9 - Related Party Transactions

Note Payable – Related Party

Gotham  was  provided  a  loan  from  an  entity  that  is  controlled  by  the  officers  of  Gotham,

such   amounts   outstanding   were   $6,263   at   June   30,   2013   and   December   31,   2012,

respectively.  The note bears interest at a rate of 5.5% and is due on December 31, 2013.

Note 10 – Commitments and Contingencies

Lease Commitment

On  February  1,  2012,  iGambit  entered  into  a  5  year  lease  for  new  executive  office  space in  Smithtown,  New  York  commencing  on  March  1,  2012  at  a  monthly  rent  of  $1,500 with 2% annual increases.

Gotham  has  a  month  to  month  license  agreement  for  office  space  that  commenced  on

August  2,  2012  at  a  monthly  license  fee  of  $2,400.    The  license  agreement  may  be

terminated upon 30 days notice.

Total   future   minimum   annual   lease  payments   under   the   lease   for   the   years   ending

December 31 are as follows:

2013

$   9,180

2014

18,720

2015

19,080

2016

19,440

2017

3,240

$ 69,660

Rent expense of $37,258 and $49,900 was charged to operations for the six months ended

June 30, 2013 and 2012, respectively.

Contingencies

The  Company  provides  accruals  for  costs  associated  with  the  estimated  resolution  of contingencies  at  the  earliest  date  at  which  it  is  deemed  probable  that  a  liability  has  been incurred and the amount of such liability can be reasonably estimated.

Litigation

Digi-Data Corporation

In  connection  with  the  asset  purchase  agreement  discussed  in  Note  2,  the  Company  filed a  complaint  against  Digi-Data  on  October  1,  2012  for  unpaid  contingency  payments owed  to  the  Company  totaling  $570,590  at  June  30,  2013,  exclusive  of  an  allowance  for

bad  debts  of  $250,000.    On  or  about  December  3,  2012,  Digi-Data  filed  its  Answer,

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

Communications,   Inc.   (one   of   Digi-Data's   customers)   and   an   unrelated   third   party,

Titanide   Ventures,   LLC,   concerning   alleged   patent   violations   (hereinafter   "Verizon

Patent  Litigation").   The  Verizon  Patent  Litigation  is  a  result  of  "patent  troll"  whereby

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

Order  or  the  settlement  agreement  between  Verizon  and  the  Plaintiff.   On  April  4,  2013,

an  Order  of  Dismissal  in  the  Verizon  Patent  Litigation  was  filed.   The  Dismissal  is  with

prejudice with each party to bear its own costs and fees.   On  May 24, 2013, the Company

filed  a  Motion  for  Summary  Judgment  with  the  Court  asking  the  Court  to  move  in  its favor  against  DDC  for  the  entire  outstanding  balance  due  along  with  attorney’s  fees  and post  and  pre-judgment  interest  as  applicable  under  Maryland  Law.  On  June  11,  2013,

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

On  July  9,  2013,  the  Company  filed  its  Reply  to  Digi-Data’s  Response  and,  thereby,

advised    the    Court    of    Digi-Data’s    apparent    litigation-by-ambush    tactic    such    as

withholding allegations  of damages  until  the  end  of discovery and  attempting to  use  such previously  withheld  information  to  defeat  summary  judgment,  and  the  legal  inadequacy

of  same.     Pursuant  to  the  Maryland  District  Court’s   Local  Rules,  Digi-Data  is  not

authorized to file a Surreply without Court order.

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

Note 11 – Rescission of Purchase Agreement for Acquisition of IGX Global Inc. and

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

Under  the  Purchase  Agreement,  the  Company  intended  to  purchase,  as  of  December  31,

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

Company  received  $130,000  prior  to  the  effective  date  of  the  rescission  from  IGX,  and upon  the  effective  date  of  the  rescission,  an  additional  payment  of  $275,000,  and  will receive  an  additional  $350,000  payable  in  equal  monthly  installments  over  18  months.

The   consideration   from   IGX   totaling  $755,000   is   reported   as   Other   Income   in   the

Statements of Operations.  The balance due from IGX was $331,000 at June 30, 2013.

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

Accounts Receivable

We  analyze  the  collectability  of  accounts  receivable  from  continuing  operations each  accounting  period  and  adjust  our  allowance  for  doubtful  accounts  accordingly.  A considerable  amount  of  judgment  is  required  in  assessing  the  realization  of  accounts

receivables,  including  the    creditworthiness  of  each  customer,  current  and  historical

collection  history  and  the  related  aging  of  past  due  balances.   We   evaluate  specific

accounts  when  we  become  aware  of  information  indicating  that  a  customer  may  not  be able  to  meet  its  financial  obligations  due  to  deterioration  of  its  financial  condition,  lower credit  ratings,  bankruptcy  or  other  factors  affecting  the  ability  to  render  payment.  There was  no  bad  debt  expense  charged  to  operations  for  six  months  ended  June  30,  2013  and

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

Company’s  financial  statements.  In  accordance  with  this  provision,  tax  positions  must meet  a  more-likely-than-not  recognition  threshold  and  measurement  attribute  for  the financial  statement  recognition  and  measurement  of  a  tax  position.  Management  has

determined   that   the   Company   has   no   significant   uncertain   tax   positions   requiring

recognition and measurement under ASC 740-10.

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

Assets.   At   June   30,   2013,   we   had   $1,090,561   in   total   assets,   compared   to

$745,919  at  December  31,  2012.  The  increase  in  total  assets  was  primarily  due  to  the

increase   in   accounts   receivable   and   the   receivable   due   from   the   IGX   Rescission

Agreement.

Liabilities.  At  June  30,  2013,  our  total  liabilities  were  $398,627  compared  to

$440,221  at  December  31,  2012.  Liabilities  consist  of  accounts  payable  and  a  note

payable  to  a  related  party.  We  do  not  have  any  long  term  liabilities.    The  decrease  in

liabilities was primarily due to a decrease in accounts payable.

Stockholders’ Equity.  Our  stockholders’  equity increased  to $691,934  at  June  30,

2013  from  $305,698  at  December  31,  2012.    This  increase  was  primarily  due  to  a

decrease  in  accumulated  deficit  from  $(2,448,346)  at  December  31,  2012  to  $(2,062,110)

at  June  30,  2013,  resulting  from  income  from  operations  of  $386,236  for  the  six  months ended June 30, 2013.

THREE   MONTHS   ENDED   JUNE   30,   2013   AS   COMPARED   TO   THREE

MONTHS ENDED JUNE 30, 2012

Revenues  and  Cost  of  Sales.    We  had  $411,719  of  revenue  during  the  three

months  ended  June  30,  2013  compared  to  revenue  of  $429,168  during  the  three  months ended June 30, 2012. The decrease in revenue was due primarily to a decrease in revenue generated  by our  Gotham  subsidiary.  We  also  earned  other  income  of  $755,000  from  the

IGX Rescission Agreement  for the  three  months  ended June  30, 2013  compared to $0  for the  three  months  ended  June  30,  2012.  The  decrease  in  our  cost  of  goods  sold  for  the three  months  ended  June  30,  2013  was  due  to  a  decrease  in  the  cost  of  the  outsourced photography vendors utilized by our Gotham subsidiary.

General  and  Administrative  Expenses.  General  and  Administrative  Expenses

decreased  to  $428,261  for  the  three  months  ended  June  30,  2013  from  $433,294  for  the

three  months  ended  June  30,  2012.      For  the  three  months  ended  June  30,  2013  our

General and Administrative Expenses consisted of corporate administrative expenses of $

$65,062,   rent   expense  of   $16,689,   legal   and   accounting  fees   of   $55,420,   employee

benefits,   consisting   primarily   of   health   insurance   expense   of   $24,676,   and   payroll

expenses  of  $266,414.  For  the  three  months  ended  June  30,  2012  our  General  and

Administrative  Expenses  consisted  of  corporate  administrative  expenses  of  $102,331,

rent  expense  of  $26,500,  employee  benefits,  consisting  primarily  of  health  insurance

expense  of  $19,871,  and  payroll  expenses  of  $284,592.     The  decreases  from  the  three

months  ended  June  30,  2012  to  the  three  months  ended  June  30, 2013  relate primarily to:

(i) a  decrease  in  payroll  expenses;  (ii)  a  decrease  in  rent;  and  (iii) a  decrease  in  general and  administrative  costs  associated  with  the  operation  of  our  Gotham  subsidiary.  Costs associated  with  our  officers’  salaries  and  the  operation  of  our  Gotham  subsidiary  should remain  level  going  forward,  subject  to  a  material  expansion  in  the  business  operations  of

Gotham which would likely increase our corporate administrative expenses.

Other  Income  (Expense)  and  Taxes.  There  was  no  interest  income  for  the  three months  ended  June  30,  2013  compared  to  interest  income  of  $5,881  for  the  three  months ended  June  30,  2012.  There  was  no  income  tax  benefit  the  three  months  ended  June  30,

2013 compared to $(83,217) for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 as Compared to Six Months Ended June 30, 2012

Revenues and  Net Income. We  had $774,540  of revenue  during the six  months ended

June 30, 2013, as compared to $909,516 of revenue during the six months ended June 30,

2012.   The decrease in revenue was due  to decrease in revenue  generated by our acquired

subsidiary  Gotham.    In  addition,  we  had  other  income  of  $755,000  for  the  six  months

ended  June  30,  2013,  compared  to  $0  for  the  six  months  ended  June  30,  2012.    The

decrease  in  our  cost  of  goods  sold  for  the  six  months  ended  June  30,  2013  was  due  to  a decrease in the cost of the outsourced photography vendors utilized by Gotham.

General   and   Administrative   Expenses.   General   and   Administrative   Expenses

decreased  to  $877,926  for  the  six  months  ended  June  30,  2013  from  $930,235  for  the  six

months  ended  June  30,  2012.   For  the  six  months  ended  June  30,  2013  our  General  and

Administrative  Expenses  consisted  of  corporate  administrative  expenses  of  $141,828,

rent  expense  of  $37,258,  employee  benefits,  consisting  primarily  of  health  insurance expense of $49,085, legal and accounting fees of $82,704, business insurance expenses of

$21,334,  and  payroll  expenses  of  $545,717.  For  the  six  months  ended  June  30,  2012  our

General  and  Administrative  Expenses  consisted  of  corporate  administrative  expenses  of

$198,284,  rent  expense  of  $49,900,  employee  benefits,  consisting  primarily  of  health insurance  expense  of  $41,881,  legal  and  accounting  fees  of  $31,902,  business  insurance

expenses  of  $23,898,  and  payroll  expenses  of  $584,370.    The  decreases  from  the  six

months  ended  June  30,  2012  to  the  six  months  ended  June  30,  2013  relate  primarily  to  a

decrease  in  rent  expenses  and  corporate  administrative  expenses.   Costs  associated  with

our  officers’  salaries  and  the  operation  of  our  Gotham  subsidiary  should  remain  level going  forward,  subject  to  a  material  expansion  in  the  business  operations  of  Gotham which would likely increase our corporate administrative expenses.

Other  Income  (Expense)  and  Taxes.  There  was  no  interest  income  for  the  six  months ended  June  30,  2013  compared  to  interest  income  of  $12,721  for  the  six  months  ended

June  30,  2012.  There  was  no  income  tax  benefit  the  six  months  ended  June  30,  2013 compared to $(184,473) for the six months ended June 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

General

As  reflected  in  the  accompanying  consolidated  financial  statements,  at  June  30,

2013,  we  had  $102,020  of  cash  and  stockholders’  equity  of  $691,934  as  compared  to

$104,721  and  $305,698  at  December  31,  2012.   At  June  30,  2013  we  had  $1,090,561  in

total assets, compared to $745,919 at December 31, 2012.

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

Cash Flow Activity

Net  cash  used  by  operating  activities  was  $5,551  for  the  six  months  ended  June

30,  2013,  compared  to  net  cash  provided  by  operating  activities  of  $492  for  the  six

months   ended   June   30,   2012.   Our   primary   source   of   operating   cash   flows   from

continuing  operating  activities  for  the  six  months  ended  June  30,  2013  was  from  our

Gotham  subsidiary’s  revenues  of  $774,540  and  $909,516  for  the  six  months  ended  June

30,  2012.     Additional  contributing  factors   to  the  change  were  from  an   decrease  in

accounts receivable of $48,740, an increase in prepaid expenses of $26,336, a decrease in accounts  payable  of  $41,594  and  income  due  from  the  IGX  rescission  agreement  of

$331,000.    Net  cash  provided  by  discontinued  operating  activities  was  $0  for  the  six months  ended  June  30,  2013  and  cash  provided  by  discontinued  operating  activities  was

$225,000   for   the  six   months   ended   June   30,   2012.   Cash   provided   by   discontinued

operations for the six  months ended June 30, 2012 consists of $225,000 in cash payments received from DDC which was offset by a decrease in accounts receivable included in the

Assets from Discontinued Operations.

Cash  provided  by investing  activities  was  $2,850  for  the  six  months  ended  June  30,

2013  compared  to  $433,795  for  the  six  months  ended  June  30,  2012.   For  the  six  months

ended June 30, 2013 the primary source of cash provided by investing activities was from

a  decrease  in  deposits.    For  the  six  months  ended  June  30,  2012  the  source  of  cash

provided   by   investing   activities   was   $(1,147)   from   the   purchase   of   property   and

equipment,  a  decrease  in  deposits  of  $430  and  the  repayment  of  notes  receivable  from

Allied Airbus Inc. of $434,512.

Cash  used  by  financing  activities  was  $0  for  the  six  months  ended  June  30,  2013 compared  to  $(5,625)  for  the  six  months  ended  June  30,  2012.  The  cash  flows  used  by financing  activities  for  the  six  months  ended  June  30,  2012  was  a  repayment  of  loans payable to a related party.

Supplemental Cash Flow Activity

In  the  six  months  ended  June  30,  2013  the  company  paid  income  taxes  of  $0  and interest  of  $1,548  compared  to  income  taxes  of  $4,125  and  interest  of  $1,368  in  the  six months ended June 30, 2012.

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

15d-15(e)  under  the  Exchange  Act  as  of  June  30,  2012.  Based  upon  that  evaluation,  our

Chief   Executive   Officer   and   Chief   Financial   Officer   concluded   that   our   disclosure

controls and procedures were effective as of June 30, 2013.

Change in Internal Controls

During the six  months ended June 30, 2013, there  were  no changes in our internal

control  over   financial  reporting  that   materially  affected,   or   are  reasonably  likely  to

materially affect, our internal control over financial reporting.

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

15, 2013.

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

Exhibit 31.1

I, John Salerno, certify that:

1. I have reviewed this quarterly report on Form 10-Q of iGambit Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition,

results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-

15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in

Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information;

and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

August 15, 2013

/s/ John Salerno

Chief Executive Officer

Exhibit 31.2

I, Elisa Luqman, certify that:

1. I have reviewed this quarterly report on Form 10-Q of iGambit Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition,

results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-

15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in

Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

(c) Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information;

and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

August 15, 2013

/s/ Elisa Luqman

Chief Financial Officer

Exhibit 32.1

WRITTEN STATEMENT OF THE CHIEF EXECUTIVE OFFICER

Pursuant to 18 U.S.C. Section 1350

As adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

Solely for the purposes of complying with 18 U.S.C. s.1350 as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002, I, the undersigned Chief Executive

Officer of iGambit Inc. (the “Company”), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2013,

(the “Report”) fully complies with the requirements of Section 13(a) of the Securities

Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 15, 2013

/s/ John Salerno

Chief Executive Officer

Exhibit 32.2

WRITTEN STATEMENT OF THE CHIEF FINANCIAL OFFICER

Pursuant to 18 U.S.C. Section 1350

As adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

Solely for the purposes of complying with 18 U.S.C. s.1350 as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002, I, the undersigned Chief Financial Officer of iGambit Inc. (the “Company”), hereby certify, based on my knowledge, that the

Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2013, (the

“Report”) fully complies with the requirements of Section 13(a) of the Securities

Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 15, 2013

/s/ Elisa Luqman

Chief Financial Officer