Form 10-Q
period 2013-09-30
iGambit, Inc.
filed 2013-11-13
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)



QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2013

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

Non-accelerated filer 

Smaller reporting

filer 



company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the

Exchange Act). Yes      No ☑

The Registrant had 25,044,056 shares of its common stock outstanding as of November 13, 2013.

iGambit Inc.

Form 10-Q

Part I — Financial Information

1

Item 1.

Financial Statements:

1

Consolidated Balance Sheets

1

Consolidated Statements of Income

2

Consolidated Statements of Cash Flows

3

Notes to Consolidated Financial Statements

5

Item 2.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

17

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

23

Item 4.

Controls and Procedures

23

Part II — Other Information

24

Item 1.

Legal Proceedings

24

Item 1A.

Risk Factors

25

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

25

Item 3.

Defaults upon Senior Securities

25

Item 4.

Removed and Reserved

25

Item 5.

Other Information

25

Item 6.

Exhibits

25

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

IGAMBIT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30,

DECEMBER

2013

31,

(Unaudited)

2012

ASSETS

Current assets

Cash

$

216,618

$

104,721

Accounts receivable, net

181,417

158,441

Prepaid expenses

45,273

133,077

Due from rescission agreement

272,223

--

Assets from discontinued operations, net

320,590

320,590

Total current assets

1,036,121

716,829

Property and equipment, net

12,985

17,870

Other assets

Deposits

9,420

11,220

$

1,058,526

$

745,919

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable

$

415,060

$

433,958

Convertible note payable

103,500

--

Note payable - related party

6,263

6,263

Total current liabilities

524,823

440,221

Stockholders' equity

Common stock, $.001 par value; authorized - 75,000,000 shares;

issued and outstanding - 25,044,056 shares, respectively

25,044

25,044

Additional paid-in capital

2,729,000

2,729,000

Accumulated deficit

(2,220,341)

(2,448,346)

Total stockholders' equity

533,703

305,698

$

1,058,526

$

745,919

IGAMBIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

THREE MONTHS

NINE MONTHS

ENDED

ENDED

SEPTEMBER 30,

SEPTEMBER 30,

2013

2012

2013

2012

Sales

$

397,081

$

416,429

$      1,171,621

$

1,325,945

Cost of sales

134,014

163,308

399,392

640,919

Gross profit

263,067

253,121

772,229

685,026

Operating expenses

General and administrative

expenses

421,298

438,058

1,299,224

1,368,293

Loss from operations

(158,231)

(184,937)

(526,995)

(683,267)

Other income

Income from rescission

agreement

--

--

755,000

--

Interest income

--

257

--

12,978

Total other income

0

257

755,000

12,978

Income (loss) from operations

before income tax

(158,231)

(184,680)

228,005

(670,289)

Income tax (benefit)

--

(70,218)

--

(254,691)

Net income (loss)

$

(158,231)

$

(114,462)

$

228,005

$

(415,598)

Basic and fully diluted

earnings (loss) per common

share:

$

(.01)

$

(.00)

$

.01

$

(.02)

Weighted average common

shares outstanding

25,044,056

23,954,056

25,044,056

23,954,056

IGAMBIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

2013

2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)

$

228,005

$    (415,598)

Adjustments to reconcile net income (loss) to net

cash provided (used) by operating activities

Depreciation

4,885

6,373

Deferred income taxes

--

(254,691)

Increase (Decrease) in cash flows as a result of

changes in asset and liability account balances:

Accounts receivable

(22,976)

110,905

Prepaid expenses

87,804

30

Due from rescission agreement

(272,223)

--

Accounts payable

(18,898)

39,754

Net cash provided (used) by continuing operating activities

6,597

(513,227)

Net cash provided by discontinued operating activities

--

250,000

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES

6,597

(263,227)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment

--

(6,447)

Decrease (increase) in deposits

1,800

(6,920)

Proceeds from repayments of notes receivable

--

434,512

NET CASH PROVIDED BY INVESTING ACTIVITIES

1,800

421,145

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible note payable

103,500

--

Repayment of loans from shareholders

--

(19,127)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES

103,500

(19,127)

NET INCREASE IN CASH

111,897

138,791

CASH - BEGINNING OF PERIOD

104,721

224,800

CASH - END OF PERIOD

$

216,618

$

363,591

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest

$

2,644

$

1,478

Income taxes

--

4,125

Non-cash investing and financing activities:

Property and equipment purchased through loan from stockholder

$

--

$

5,300

IGAMBIT INC.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2013 and 2012

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

(consisting  of  normal  recurring  accruals)  considered  necessary  for  a  fair  presentation have  been  included.  Operating results  for  the  nine  months  ended  September  30,  2013  are not  necessarily  indicative  of  results  that  may  be  expected  for  the  year  ending  December

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

31, 2011, the last year of payments.

The  assets  of  the  discontinued  operations  are  presented  in  the  balance  sheets  under  the

captions   “Assets   from   discontinued   operations”.      The   underlying   assets   of   the

discontinued  operations  consist  of  accounts  receivable  of  $320,590  as  of  September  30,

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

Advertising Costs

The  Company  expenses  advertising  costs  as  incurred.    Advertising  costs  for  the  nine

months ended September 30, 2013 and 2012 were $4,292 and $23,946, respectively.

Cash and Cash Equivalents

For  purposes  of  reporting  cash  flows,  cash  and  cash  equivalents  include  checking  and money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

Accounts Receivable

The   Company   analyzes   the   collectability   of   accounts   receivable   from   continuing

operations   each   accounting   period   and   adjusts   its   allowance   for   doubtful   accounts

accordingly.   A  considerable  amount  of  judgment  is  required  in  assessing  the  realization of  accounts  receivables,  including  the  creditworthiness  of  each  customer,  current  and

historical  collection  history  and  the  related  aging  of  past  due  balances.   The  Company

evaluates  specific  accounts  when  it  becomes  aware  of  information  indicating  that  a customer  may  not  be  able  to  meet  its  financial  obligations  due  to  deterioration  of  its financial  condition,  lower  credit  ratings,  bankruptcy  or  other  factors  affecting  the  ability

to  render  payment.   There  was  no  bad  debt  expense  charged  to  operations  for  the  nine months ended September 30, 2013 and 2012, respectively.

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

Depreciation  expense  of  $4,885  and  $6,373  was  charged  to  operations  for  the  nine months ended September 30, 2013 and 2012, respectively.

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

Nine Months Ended

September 30,

September 30,

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

Options

In  2006,  the  Company  adopted  the  2006  Long-Term  Incentive  Plan  (the  "2006  Plan").

Awards  granted  under  the  2006  Plan  have  a  ten-year  term  and  may  be  incentive  stock options,  non-qualified  stock  options  or  warrants.  The  awards  are  granted  at  an  exercise price  equal to the  fair market value  on the date of  grant  and  generally vest  over a  three  or four  year  period.  The  Plan  expired  on  December  31,  2009,  therefore  as  of  September  30,

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

Stock option activity during the nine months ended September 30, 2013 and 2012 follows:

Weighted

Average

Weighted

Remaining

Weighted

Average

Average

Contractual

Options

Grant-Date

Life

Outstanding

Exercise Price

Fair Value

(Years)

Options outstanding at

December 31, 2011

2,768,900

$

0.04

$

0.10

6.85

No option activity

--

--

--

Options outstanding at

September 30, 2012

2,768,900

$

0.04

$

0.10

6.10

Options outstanding at

December 31, 2012

1,268,900

$

0.08

$

0.10

6.16

Expired

(600,000)

0.10

--

Options outstanding at

September 30, 2013

668,900

$

0.06

$

0.10

4.94

Options outstanding at September 30, 2013 consist of:

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

Warrant activity during the nine months ended September 30, 2013 and 2012 follows:

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

at September 30, 2013

275,000

$

0.94

$

0.10

5.67

(1)  Exclusive of 25,000 warrants expiring 2 years after initial IPO.

Warrants outstanding at September 30, 2013 consist of:

Date

Number

Number

Exercise

Expiration

Issued

Outstanding

Exercisable

Price

Date

April 1, 2000

25,000

25,000

$3.00

2  years after IPO

June 1, 2009

100,000

100,000

$0.50

June 1, 2019

June 1, 2009

50,000

50,000

$0.65

June 1, 2019

June 1, 2009

50,000

50,000

$0.85

June 1, 2019

June 1, 2009

50,000

50,000

$1.15

June 1, 2019

Total

275,000

275,000

Note 6 – Convertible Note Payable

On  September  16,  2013,  the  Company  issued  an  8%  convertible  note  in  the  aggregate principal  amount  of  $103,500,  convertible  into  shares  of  the  Company’s  common  stock.

The  Note,  including  accrued  interest  is  due  June  18,  2014  and  is  convertible  any  time after  180  days  at  the  option  of  the  holder  into  shares  of  the  Company’s  common  stock  at

55%  of  the  average  stock  price  of  the  lowest  3  trading  prices  during  the  10  trading  day period ending on the latest complete trading day prior to the conversion date.

Note 7 - Income Taxes

Nine Months Ended September 30,

2013

2012

Effective tax rate

0.0%

38.0%

The  decrease  in  the  effective  tax  rate  for  the  nine  months  ended  September  30,  2013  is due to the establishment of a full valuation allowance against the Company’s net deferred

tax   assets   which   was   initially  recorded   in   the   fourth   quarter   of   2012.   A   valuation

allowance  must  be established if it is  more  likely than not that  the deferred tax  assets will not  be  realized.  This  assessment  is  based  upon  consideration  of  available  positive  and negative  evidence,  which  includes,  among  other  things,  the  Company’s  most  recent

results   of   operations   and   expected   future   profitability.   Based   on   the   Company’s

cumulative  losses  in  recent  years,  a  full  valuation  allowance  against  the  Company’s deferred  tax  assets  has  been  established  as  Management  believes  that  the  Company  will not realize the benefit of those deferred tax assets.

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

Internal Revenue Code. The Company matches up to 3% of employee contributions.  The

Company's  contributions  to  the  plan  for  the  nine  months  ended  September  30,  2013  and

2012 were $12,690 and $5,476, respectively.

Note 9 – Concentrations and Credit Risk

Sales and Accounts Receivable

Gotham  had  sales  to  two  customers  which  accounted  for  approximately  44%  and  25%,

respectively of Gotham’s  total  sales  for the  nine  months  ended  September  30,  2013.   The

two  customers  accounted  for  approximately  61%  and  11%,  respectively  of  accounts receivable at September 30, 2013.

Gotham  had  sales  to  three  customers  which  accounted  for  approximately  38%,  15%  and

11%, respectively of Gotham’s total sales for the nine months ended September 30, 2012.

The   three   customers   accounted   for   approximately   27%,   14%   and   5%   of   accounts

receivable at September 30, 2012.

Cash

Cash  is  maintained  at  a  major  financial  institution  and,  at  times,  balances  may  exceed federally  insured  limits.  The  Company  has  never  experienced  any  losses  related  to  these balances.  All  of  the  Company’s  non-interest  bearing  cash  balances  were  fully  insured  at

September  30,  2013.  As  of  December  31,  2012,  the  Company had  no  amounts  of  cash  or cash  equivalents  in  financial  institutions  in  excess  of  amounts  insured  by  agencies  of  the

U.S.  Government,  the  limit  of  which  is  $250,000.    The  Company  did  not  have  any

interest-bearing accounts at September 30, 2013 and December 31, 2012, respectively.

Note 10 - Related Party Transactions

Note Payable – Related Party

Gotham  was  provided  a  loan  from  an  entity  that  is  controlled  by  the  officers  of  Gotham,

such  amounts  outstanding  were  $6,263  at  September  30,  2013  and  December  31,  2012,

respectively.  The note bears interest at a rate of 5.5% and is due on December 31, 2013.

Note 11 – Commitments and Contingencies

Lease Commitment

On  February  1,  2012,  iGambit  entered  into  a  5  year  lease  for  new  executive  office  space in  Smithtown,  New  York  commencing  on  March  1,  2012  at  a  monthly  rent  of  $1,500 with 2% annual increases.

Gotham  has  a  month  to  month  license  agreement  for  office  space  that  commenced  on

August  2,  2012  at  a  monthly  license  fee  of  $4,900.    The  license  agreement  may  be

terminated upon 30 days notice.

Total   future   minimum   annual   lease  payments   under   the   lease   for   the   years   ending

December 31 are as follows:

2013

$   4,590

2014

18,720

2015

19,080

2016

19,440

2017

3,240

$ 65,070

Rent  expense  of  $55,673  and  $69,642  was  charged  to  operations  for  the  nine  months ended September 30, 2013 and 2012, respectively.

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

Communications,   Inc.   (one   of   Digi-Data's   customers)   and   an   unrelated   third   party,

Titanide   Ventures,   LLC,   concerning   alleged   patent   violations   (hereinafter   "Verizon

Patent  Litigation").   The  Verizon  Patent  Litigation  is  a  result  of  a  "patent  troll"  whereby

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

Note 12 – Rescission of Purchase Agreement for Acquisition of IGX Global Inc. and

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

Statements  of  Operations.   The  balance  due  from  IGX  was  $272,223  at  September  30,

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

Accounts Receivable

We  analyze  the  collectability  of  accounts  receivable  from  continuing  operations each  accounting  period  and  adjust  our  allowance  for  doubtful  accounts  accordingly.  A considerable  amount  of  judgment  is  required  in  assessing  the  realization  of  accounts

receivables,  including  the    creditworthiness  of  each  customer,  current  and  historical

collection  history  and  the  related  aging  of  past  due  balances.   We   evaluate  specific

accounts  when  we  become  aware  of  information  indicating  that  a  customer  may  not  be able  to  meet  its  financial  obligations  due  to  deterioration  of  its  financial  condition,  lower credit  ratings,  bankruptcy  or  other  factors  affecting  the  ability  to  render  payment.  There was  no  bad  debt  expense  charged  to  operations  for  nine  months  ended  September  30,

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

Assets.  At  September  30,  2013,  we  had  $1,058,526  in  total  assets,  compared  to

$745,919  at  December  31,  2012.  The  increase  in  total  assets  was  primarily  due  to  the

increase   in   accounts   receivable   and   the   receivable   due   from   the   IGX   Rescission

Agreement.

Liabilities.  At  September  30,  2013,  our  total  liabilities  were  $524,823  compared to  $440,221  at  December  31,  2012.  The  increase  in  liabilities  was  primarily  due  to  the issuance  of  a  convertible  note  payable  to  an  unrelated  party.  We  do  not  have  any  long term liabilities.

Stockholders’   Equity.   Our   stockholders’   equity   increased   to   $533,703   at

September  30,  2013  from  $305,698  at  December  31,  2012.   This  increase  was  primarily

due  to  a  decrease  in  accumulated  deficit  from  $(2,448,346)  at  December  31,  2012  to

$(2,220,341)  at  September  30,  2013,  resulting  from  income  from  operations  of  $228,005 for the nine months ended September 30, 2013.

THREE  MONTHS  ENDED  SEPTEMBER  30,  2013  AS  COMPARED  TO  THREE

MONTHS ENDED SEPTEMBER 30, 2012

Revenues  and  Cost  of  Sales.    We  had  $397,081  of  revenue  during  the  three

months  ended  September  30,  2013  compared  to  revenue  of  $416,429  during  the  three months  ended  September  30,  2012.  The  decrease  in  revenue  was  due  primarily  to  a decrease  in  revenue  generated  by  our  Gotham  subsidiary.  The  decrease  in  our  cost  of goods  sold  for  the  three  months  ended  September  30,  2013  was  due  to  a  decrease  in  the cost of the outsourced photography vendors utilized by our Gotham subsidiary.

General  and  Administrative  Expenses.  General  and  Administrative  Expenses

decreased to $421,298 for the three  months ended September 30, 2013 from $438,058 for

the  three  months  ended  September 30,  2012.    For  the  three  months  ended  September 30,

2013  our  General  and  Administrative  Expenses  consisted  of  corporate  administrative expenses  of $86,338, legal  and accounting fees of $19,951, employee benefits  expense of

$28,640,  directors  and  officers  insurance  of  $10,326  and  payroll  expenses  of  $276,043.

For   the   three   months   ended   September   30,   2012   our   General   and   Administrative

expenses consisted of corporate administrative expenses of $96,829, legal and accounting fees  of  $35,573,  payroll  expenses  of  $279,068,  employee  benefits  expense  of  $17,131

and  directors  and  officers  insurance  of  $9,457.      The  decreases  from  the  three  months

ended September 30, 2012 to the three months ended September 30, 2013 relate primarily to a  decrease  in  payroll  expenses  and  a  decrease  in  general  and  administrative  costs

associated   with   the   operation   of   our   Gotham   subsidiary.   Costs   associated   with   our

officers’  salaries  and  the  operation  of  our  Gotham  subsidiary  should  remain  level  going forward,  subject  to  a  material  expansion  in  the  business  operations  of  Gotham  which would likely increase our corporate administrative expenses.

Other  Income  (Expense)  and  Taxes.  There  was  no  interest  income  for  the  three months  ended  September  30,  2013  compared  to  interest  income  of  $257  for  the  three months  ended  September  30,  2012.  There  was  no  income  tax  benefit  the  three  months ended  September  30,  2013  compared  to  $(70,218)  for  the  three  months  ended  September

30, 2012.

NINE   MONTHS   ENDED   SEPTEMBER   30,   2013   AS   COMPARED   TO   NINE

MONTHS ENDED SEPTEMBER 30, 2012

Revenues  and  Net  Income.  We  had  $1,171,621  of  revenue  during  the  nine  months ended September 30, 2013, as compared to $1,325,945 of revenue during the nine months

ended  September  30,  2012.    The  decrease  in  revenue  was  due  to  decrease  in  revenue

generated  by  our  acquired  subsidiary  Gotham.    In  addition,  we  had  other  income  of

$755,000  for  the  nine  months  ended  September  30,  2013,  compared  to  $0  for  the  nine

months  ended  September  30,  2012.   The  decrease  in  our  cost  of  goods  sold  for  the  nine months  ended  September  30,  2013  was  due  to  a  decrease  in  the  cost  of  the  outsourced photography vendors utilized by Gotham.

General   and   Administrative   Expenses.   General   and   Administrative   Expenses

decreased  to  $1,299,224  for the  nine  months  ended  September 30,  2013  from $1,368,293

for  the  nine  months  ended  September  30,  2012.   For  the  nine  months  ended  September

30,  2013  our  General  and  Administrative  Expenses  consisted  of  corporate  administrative expenses  of  $225,092,  employee  benefits  expense  of  $89,504,  legal  and  accounting  fees

of   $102,655,   directors   and   officers   insurance   expense   of   $30,038,   finders   and

commission   fees   related   the   IGX   transaction   of   $30,175   and   payroll   expenses   of

$821,760.    For    the    nine    months    ended    September    30,    2012    our    General    and

Administrative  Expenses  consisted  of  corporate  administrative  expenses  of  $358,604,

legal  and  accounting  fees  of  $67,475,  payroll  expenses  of  $863,342,  employee  benefit

expenses  of  $51,820  and  directors  and  officers’  insurance  expense  of  $27,052.    The

decreases  from  the  nine  months  ended  September  30,  2012  to  the  nine  months  ended

September 30,  2013  relate primarily to  a  decrease  in  payroll  and  corporate  administrative

expenses.   Costs  associated  with  our  officers’  salaries  and  the  operation  of  our  Gotham subsidiary  should  remain  level  going  forward,  subject  to  a  material  expansion  in  the business  operations  of  Gotham  which  would  likely  increase  our  corporate  administrative expenses.

Other  Income  (Expense)  and  Taxes.  There  was  no  interest  income  for  the  nine  months ended  September  30,  2013  compared  to  interest  income  of  $12,978  for  the  nine  months ended  September  30,  2012.  There  was  no  income  tax  benefit  the  nine  months  ended

September 30, 2013 compared to $(254,691) for the nine ended September 30, 2012.

LIQUIDITY AND CAPITAL RESOURCES

General

As  reflected  in the  accompanying  consolidated  financial  statements,  at  September

30,  2013,  we  had  $216,618  of  cash  and  stockholders’  equity of  $533,703  as  compared  to

$104,721   and   $305,698   at   December   31,   2012.     At   September   30,   2013   we   had

$1,058,526 in total assets, compared to $745,919 at December 31, 2012.

Our primary capital requirements in 2013 are likely to arise from the expansion of our  Gotham  operations,  and,  in  the  event  we  effectuate  an  acquisition,  from:  (i) the amount  of  the  purchase  price  payable  in  cash  at  closing,  if  any;  (ii) professional  fees associated  with  the  negotiation,  structuring,  and  closing  of  the  transaction;  and  (iii) post-

closing  costs.  It  is  not  possible  to  quantify  those  costs  at  this  point  in  time,  in  that  they depend on Gotham’s business opportunities, the state of the overall economy, the relative size  of  any  target  company  we  identify  and  the  complexity  of  the  related  acquisition transaction(s).  We  anticipate  raising  capital  in  the  private  markets  to  cover  any  such costs,  though  there  can  be  no  guaranty  we  will  be  able  to  do  so  on  terms  we  deem  to  be acceptable.  We  do  not  have  any  plans  at  this  point  in  time  to  obtain  a  line  of  credit  or other loan facility from a commercial bank.

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

Cash Flow Activity

Net  cash  provided  by  operating  activities  was  $6,597  for  the  nine  months  ended

September  30,  2013,  compared  to  net  cash  used  by  operating  activities  of  $(263,227)  for the  nine  months  ended  September  30,  2012.  Our  primary  source  of  operating  cash  flows from  continuing  operating  activities  for  the  nine  months  ended  September  30,  2013  was from  our  Gotham subsidiary’s  revenues  of $1,171,621 and  $1,325,945  for  the  nine  months ended

September  30,  2012.    Additional  contributing  factors  to  the  change  were  from  a  decrease  in prepaid  expenses  of  $87,804,  net  income  of  $228,005  and  no  change  in  deferred  income  taxes.

Net   cash   provided   by  discontinued   operating  activities   was   $0   for   the   nine  months   ended

September 30, 2013 and $250,000 for the nine months ended September 30, 2012.  Cash provided by discontinued operations for the nine months ended September 30, 2012 consists of $250,000 in cash payments received from DDC which was offset by a decrease in accounts receivable included in the Assets from Discontinued Operations.

Cash  provided  by investing  activities  was  $1,800  for  the  nine  months  ended  September  30,

2013 compared to  $421,145 for the  nine months ended September 30, 2012.   For the nine months

ended September 30, 2013 the primary source of cash provided by investing activities was from a

decrease in deposits.   For the  nine months ended September 30, 2012 the source of cash provided by  investing  activities  was  primarily  from  the  repayment  of  notes  receivable  from  Allied  Airbus

Inc. of $434,512.

Cash  provided  by  financing  activities  was  $103,500  for  the  nine  months  ended  September

30,  2013  compared  to  cash  used  in  financing  activities  of  $(19,127)  for  the  nine  months  ended

September  30,  2012.   The  cash  flows  provided  by financing  activities  for  the  nine  months  ended

September  30, 2013  was from the issuance of a Convertible  note  payable to at an unrelated party.

The  cash  flows  used  by  financing  activities  for  the  nine  months  ended  September  30,  2012  was from a repayment of loans payable to a related party.

Supplemental Cash Flow Activity

In  the  nine  months  ended  September  30,  2013  the  company paid  income  taxes  of  $0  and interest  of  $2,644  compared  to  income  taxes  of  $4,125  and  interest  of  $1,478  in  the  nine  months ended September 30, 2012.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Required.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We  carried  out  an  evaluation,  as  required  by paragraph  (b) of  Rule 13a-15  and  15d-15  of the Exchange  Act  under  the  supervision  and  with  the participation  of our  management,  including our  Chief  Executive  Officer  and  Chief  Financial  Officer,  of  the  effectiveness  of  our  disclosure controls  and  procedures,  as  defined  in  Rules 13a-15(e)  and  15d-15(e)  under  the  Exchange  Act  as of  September  30,  2012.  Based  upon  that  evaluation,  our  Chief  Executive  Officer  and  Chief

Financial  Officer  concluded  that  our  disclosure  controls  and  procedures  were  effective  as  of

September 30, 2013.

Change in Internal Controls

During the nine months ended  September 30,  2013, there were  no changes in our internal control  over  financial  reporting  that  materially  affected,  or  are  reasonably  likely  to  materially affect, our internal control over financial reporting.

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

November 13, 2013.

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

27