Form 10-K
period 2013-12-31
iGambit, Inc.
filed 2014-04-01
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 ☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2013

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

As  of  March  31,  2014  there  were  25,044,056  shares  of  the  Registrant’s  $0.001  par  value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

iGambit Inc.

FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2013

TABLE OF CONTENTS

Page No.

PART I

Item 1

Business

1

Item 1A

Risk Factors

9

Item 1B

Unresolved Staff Comments

9

Item 2

Properties

9

Item 3

Legal Proceedings

10

Item 4

(Removed and Reserved)

12

PART II

Item 5

Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

13

Item 6

Selected Financial Data

14

Item 7

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

15

Item 7A

Quantitative and Qualitative Disclosure About Market Risk

21

Item 8

Financial Statements and Supplementary Data

21

Item 9

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

21

Item 9A

Controls and Procedures

22

Item 9B

Other Information

23

PART III

Item 10

Directors, Executive Officers and Corporate Governance

23

Item 11

Executive Compensation

28

Item 12

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

30

Item 13

Certain Relationships, Related Transactions and Director

Independence

30

Item 14

Principal Accountant  Fees and Services

31

PART IV

Item 15

Exhibits and Financial Statement Schedules

32

EX-31.1

EX-31.2

EX-32.1

EX-32.2

i

This  annual  report  on  Form  10-K  is  for  the  year  ended  December 31,  2013.  The

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

OUR COMPANY

Introduction

We  are  a  company  focused  on  the  technology  markets.  Presently  we  have  one operating subsidiary, Gotham  Innovation  Lab Inc.  (“Gotham”). Gotham is in the business

of  providing  media  technology  services  to  the  real  estate  industry.    Revenues  consist

mostly of revenues from the operation of our Gotham  subsidiary ($1,461,183 during  year ended December 31, 2013). . In addition to Gotham’s operations, we earned other income of $755,000 and income from discontinued operations of $317,625.

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

Currently, we are not under contract to acquire any companies.

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

Measurements,   and   Redraws   and   E-Brochures,   Virtual   Staging,   Headshots,   and   HD

Video.

In  2012, Gotham  launched  its  new offering  ScreenPLAY.  Gotham's  ScreenPLAY is  a  low  cost  tool  that  gets  real  estate  agents  listings  on  YouTube,  Wellcomemat,  and

other  popular  video  platforms  with  enhanced  visibility  on  Google  quickly.   Gotham  has

also  seen  success  in  its  Headshot  events  for  real  estate  agents,  Headshot  events  offer

professional  headshots  photo  sessions  on  an  individual  or  company wide  basis.    Gotham

also  provides  website  development  services,  sales  office  technology and  data interchange services for many of the real estate firms in New York City.

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

The  following  five  customers  constituted  approximately  81%  of  the  Company’s  sales  in

2013:   EGR  International,  Inc.  –  approximately  24%  of  sales;  Cambridge  Who’s  Who  –

approximately  6%  of  sales;   Douglas  Elliman  Real  Estate,  LLC  –  approximately  45%  of sales;  Halstead  Property  Development  Marketing  LLC  –  approximately  3%  of  sales;  and

Richard  Caplan  Photography  –  approximately  2%  of  sales.     The  loss  of  any  of  the

foregoing   client   accounts   could   have   a   material   adverse   affect   on   the   Company’s

financial condition.

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

Employees

We presently have 9 total employees all of which are full-time.

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

ITEM 1A.  RISK FACTORS

Not Required.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our  corporate  executive  office  is  located  in  Smithtown,  New  York,  where  we

lease   approximately  1000   square   feet   of   office   space.   Monthly   lease   payments   are

approximately $1,560.  The  lease  is  for  a  term  of  five  (5)  years  commencing on  March  1,

2012  and  ending  on  February  28,  2017.   The  lease  contains  annual  escalations  of  2%  of

the annual rent.

Our  Gotham  operations  are  located  in  New  York,  New  York,  where  we  license office  suites  with  furniture  and  equipment  in  a  shared  global  office  building.  Monthly license  payments  are  approximately  $4,025  and  the  fees  are  paid  on  a  month  to  month basis.

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

Digi-Data Corporation

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

Maryland Law.

On December 13, 2013 the  Court Granted Summary Judgment in iGambit’s favor against  Digi-Data  in  the  amount  of  $570,590,  plus  interest  at  the  Maryland  legal  rate  of

6% per annum from August 31, 2012, and post judgment interest at the Federal statutory

Rate.   Furthermore, Digi-Data’s Counterclaim was dismissed.

On  February  24,  2014  we  entered  into  a  Forbearance  Agreement  with  Digi-Data pursuant  to  which  Digi-Data  shall  pay  to  iGambit  Six  Hundred  Forty-Six  Thousand,  Six

Hundred   Sixty-Eight   Dollars   and   Sixty-Seven   Cents   ($646,668.67)   (the   “Settlement

Amount”) in full satisfaction of the Judgment based upon the following terms:

Initial   Payment:   Digi-Data   shall   pay   the   Settlement   Amount   by   delivering

Twenty-Five   Thousand   Dollars   and   No   Cents   ($25,000.00)   to   iGambit   upon   the

execution   of   this   Agreement   (“Initial   Payment”),   and   delivering   the   remaining   Six

Hundred Twenty-One Thousand, Six Hundred Sixty-Eight Dollars and Sixty-Seven Cents

($621,668.67),  plus  interest  at  a  rate  of  6%  per  annum  (calculated  at  Actual/360)  (the

“Remaining Balance”) to iGambit.

Monthly  Payments:    Commencing  thirty  (30)  calendar  days  after  the  Effective

Date,  and  continuing  for  the  three  following  months,  Digi-Data  shall  make  monthly payments  of  Twelve  Thousand,  Five  Hundred  Dollars  and  No  Cents  ($12,500.00)  to

iGambit  (each, an  “Initial  Monthly Payment”).   Thirty (30)  calendar days  after  the  fourth

Initial  Monthly Payment  is  made,  Digi-Data  shall  commence  making  a  monthly payment

of   Twenty-Five   Thousand   Dollars   and   No   Cents   ($25,000.00)   to   iGambit   until   the

Remaining Balance  is paid in full (each,  a  “Subsequent  Monthly Payment”).   Such  Initial

Monthly  Payments  and  Subsequent  Monthly  Payments  shall  be  credited  to  payment  of the  Settlement  Amount  and  Remaining  Balance,  with  payment  being  first  applied  to accrued and/or outstanding interests, then to principal.

Line  of  Credit  Payments:   In  the  event  that  Digi-Data  obtains  a  new  line  of  credit subsequent  to  the  Effective  Date  under  terms  acceptable  to  Digi-Data  in  the  amount  of

Three  Million  Dollars  and  No  Cents  ($3,000,000.00)  or  greater  it  shall,  within  fifteen

(15)  calendar  days  upon  obtaining  such  funding,  pay  the  full  Remaining  Balance  to

iGambit  (the  “LOC  Payment”).   In  the  event  that  Digi-Data  obtains  a  new  line  of  credit subsequent to the Effective Date under terms acceptable to Digi-Data for any amount less

than   Three   Million   Dollars   and   No   Cents   ($3,000,000.00)   that   is   secured   by   its

receivables  it  shall,  within  fifteen  (15)  calendar  days  of  obtaining  such  funding,  pay

Twenty-Five  Thousand  Dollars  and  No  Cents  ($25,000.00)  to  iGambit  (the  “Receivables

Payment”).   Such  Receivables  Payment  shall  be  credited  to  payment  of  the  Settlement

Amount  and  Remaining  Balance,  with  payment  being  first  applied  to  accrued  and/or outstanding interests, then to principal.

Digi-Data  Sale:    In  the  event  of  a  Digi-Data  Sale,  iGambit  shall  be  paid  the

Remaining  Balance  at  closing  of  any  such  Digi-Data  Sale  as  provided  in  paragraph  2,

below.   iGambit  acknowledges  that,  if  the  Digi-Data  Sale  is  a  sale  or  sales  of  the  Digi-

Data  Assets,  there  may be  insufficient  proceeds  to  pay the  Remaining Balance  in  full.   If

the  Digi-Data  Sale  is  a  sale  or  sales  of  the  stock  of  Digi-Data  and  there  are  insufficient proceeds  at  closing  to  pay  the  Remaining  Balance  in  full,  iGambit  shall  continue  to receive the Subsequent Monthly Payment until the full Remaining Balance is paid.

Allied Airbus, Inc.

On November 1, 2011,  we commenced collection proceedings against Allied Airbus, Inc.

(“Allied”)  for  nonpayment  of  various  promissory  notes  totaling  $434,512  at  December

31,  2011  in  connection  with  a  letter  of  intent  the  Company  entered  into  to  acquire  the

assets  and business  of  Allied,  to  which  a  definitive  agreement  could  not  be  reached.   The

claim against Allied included accrued interest at the rate of 6% per annum.

As  a  result  of  a  settlement  reached  on  June  12,  2012,  we  received  payment  of  the  total balance, accrued interest and legal fees on June 27, 2012.

Financial Advisor Contract

Brooks, Houghton & Company, Inc. (BHC)

We  entered  into  a  contract  with  BHC  in  which  BHC  would  provide  financial  advisory services  in  connection  with  the  Company’s  proposed  business  combinations  and  related fund raising transactions. As part of that agreement BHC would be entitled to a “Business

Combination  Fee”  equal  to  three  percent  of  the  amount  of  the  company’s  total  proceeds and  other  consideration  paid  or  to  be  paid  for  the  assets  acquired,  inclusive  of  equity  or any debt  issued;  however  the  fee  was  to  be  no  less  than $300,000.  As  a  result  of  the  IGX transaction,  BHC  initially  felt  entitled  to  $300,000.  We  have  taken  a  position  that  since the  transaction  has  been  rescinded,  that  the  fee  is  has  not  been  earned  and  thus  not  to  be paid.  While  the  ultimate  outcome  of  this  matter  is  not  presently  determinable,  it  is  the opinion  of  management  that  the  resolution  of  any  outstanding  claim  will  not  have  a material adverse effect on the financial position or results of operations of the Company.

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

HOLDERS

As   of   March   31,   2014,   there   are   25,044,056   shares   of   our   common   stock

outstanding,  held  of  record  by  158  persons.   We  have  275,000  common  stock  warrants

outstanding and 1,268,900 common stock options outstanding.

As  of  March  31,  2014,  approximately  21,737,018  shares  of  our  common  stock  are eligible to be sold under Rule 144.

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

2013:

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

372,000  $

0.08

0

(1) Equity compensation plans approved by our stockholders consist of our 2006

Long Term Incentive Plan.

RECENT SALES OF UNREGISTERED SECURITIES

During   2013   we   not   sell   securities   in   transactions   not   registered   under   the

Securities Act of 1933, as amended (the “Securities Act”).

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

Revenue Recognition

Our  revenues  from  continuing  operations  consist  of  revenues  derived  primarily

from   sales   of   products   and   services   rendered   to   real   estate   brokers.   We   recognize

revenues  when  the  services  or  products  have  been  provided  or  delivered,  the  fees  we charge  are  fixed  or  determinable,  we  and  our  customers  understand  the  specific  nature and terms of the agreed upon transactions, and collectability is reasonably assured.

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

Accounts Receivable

We  analyze  the  collectability  of  accounts  receivable  from  continuing  operations each  accounting  period  and  adjust  our  allowance  for  doubtful  accounts  accordingly.  A considerable  amount  of  judgment  is  required  in  assessing  the  realization  of  accounts

receivables,  including  the    creditworthiness  of  each  customer,  current  and  historical

collection  history  and  the  related  aging  of  past  due  balances.   We   evaluate  specific

accounts  when  we  become  aware  of  information  indicating  that  a  customer  may  not  be able  to  meet  its  financial  obligations  due  to  deterioration  of  its  financial  condition,  lower credit  ratings,  bankruptcy  or  other  factors  affecting  the  ability  to  render  payment.  No reserve for bad debts was charged to operations for the year ended December 31, 2013.

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

Convertible Note

On  September  16,  2013,  the  Company  issued  an  8%  convertible  note  in  the  aggregate principal  amount  of  $103,500,  convertible  into  shares  of  the  Company’s  common  stock.

The  Note,  including  accrued  interest  is  due  June  18,  2014  and  is  convertible  any  time after  180  days  at  the  option  of  the  holder  into  shares  of  the  Company’s  common  stock  at

55%  of  the  average  stock  price  of  the  lowest  3  closing  bid  prices  during  the  10  trading day period ending on the latest complete trading day prior to the conversion date.  Interest expense on the  convertible note of $2,405  was  recorded for the  year ended  December 31,

2013.

Initially  the  Company  had  anticipated  repaying  the  obligation  prior  to  the  effective  date

of  the  holder  electing  to  convert.   Since  the  effective  date  of  the  election  to  convert  has passed  the  Company  recorded  a  debt  discount  related  to  identified  embedded  derivatives relating  to  conversion  features  and  a  reset  provisions  (see  Note  7)  based  fair  values  as  of

the  inception  date  of  the  Note.   The  calculated  debt  discount  equaled  the  face  of  the  note

and  is  being  amortized  over  the  term  of  the  note.   During  the  year  ended  December  31,

2013, the Company amortized $40,250 of debt discount.

Derivative Liability

During the year ended December 31, 2013, the Company issued a convertible note.

The  note  is  convertible  into  common  stock,  at  the  holders’  option,  at  a  discount  to  the market  price  of  the  Company’s  common  stock.  The  Company  has  identified  embedded derivatives  included  in  these  notes  as  a  result  of  certain  anti-dilutive  (reset)  provisions,

related  to  certain  conversion  features.  The  accounting  treatment  of  derivative  financial instruments  requires  that  the  Company  record  the  fair  value  of  the  derivatives  as  of  the inception  date  of  the  convertible  note  and  debt  discount  amortization  to  fair  value  as  of

each  subsequent  reporting  date.    This  resulted  in  a  fair  value  of  derivative  liability  of

$152,076  in  which  to  the  extent  of  the  face  value  of  convertible  note  was  treated  as  debt discount with the remainder treated as interest expense.

The  fair  value  of  the  embedded  derivatives  at  December  31,  2013,  in  the  amount  of

$152,076,   was   determined   using   the   Binomial   Option   Pricing   Model   based   on   the

following  assumptions:  (1)  dividend  yield  of  0%;  (2)  expected  volatility  of  243.00%,  (3)

weighted average  risk-free interest rate of 0.09%, (4) expected lives of 0.72 to 0.75 years,

and  (5)  estimated  fair  value  of  the  Company’s  common  stock  of  $0.51  per  share.  The

Company  recorded  interest  expense  from  the  excess  of  the  derivative  liability  over  the convertible note of $48,576 during the year ended December 31, 2013.

Based  upon  ASC  840-15-25  (EITF  Issue  00-19,  paragraph  11)  the  Company has  adopted

a   sequencing   approach   regarding   the   application   of   ASC   815-40   to   its   outstanding

convertible   note.   Pursuant   to   the   sequencing   approach,   the   Company   evaluates   its

contracts based upon earliest issuance date.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Introduction

iGambit  is  a  company  focused  on  the  technology  markets.    Our  sole  operating

subsidiary,   Gotham   Innovation   Lab,   Inc.,   is   in   the   business   of   providing   media

technology  services  to  the  real  estate  industry.  During  the  years  ended  December 31,

2013   and   December   31,   2012   Gotham   produced   approximately   $1,460,923   and

$1,528,822  of  revenue,  respectively.  We  are  focused  on  expanding  the  operations  of

Gotham  by  marketing  the  company  to  existing  and  potential  new  clients.  In  addition  to

Gotham’s  operations,  we  earned  $260  and  $65,064  in  technical  consulting  fees,  other

income   of   $755,000   from   the   IGX   Rescission   and   $30,000,   and   income   from

discontinued  operations  of  $317,625  and  $0  for  the  years  ended  December  31,  2013  and

December 31, 2012, respectively.

Year Ended December 31, 2013 as Compared to Year Ended December 31, 2012

Assets.   At   December 31,   2013,   we   had   $1,050,746   in   current   assets   and

$1,071,342  in  total  assets,  compared  to  $716,829  in  current  assets  and  $745,919  in  total

assets  as  of  December 31,  2012.    The  increase  in  total  assets  was  primarily  due  to  an increase  in  assets  from  discontinued  operations  as  a  result  of  reversing  the  bad  debt allowance  for  the  DDC  Judgment  and  the  receivable  due  from  the  IGX  Rescission

Agreement.

Liabilities.  At  December 31,  2013,  we  had  total  liabilities  of  $515,155  compared to  $440,221  at  December 31,  2012.  Our  total  liabilities  at  December 31,  2013  consisted of  accounts  payable  of  $316,566,  a  convertible  note  payable  of  $40.250,  a  derivative liability for  certain  provisions  of  the  convertible  note  of  $152,076  and  a  note  to  a  related party  of  $6,263,  whereas  our  total  liabilities  as  of  December 31,  2012  consisted  of accounts  payable  of  $433,958,  and  a  note  to  a  related  party  of  $6,263.  The  increase  in liabilities  was  primarily  due  to  a  derivative  liability  recorded  for  the  issuance  of  a convertible note payable to an unrelated party. We do not have any long term liabilities.

Stockholders’   Equity.   Our   Stockholders’   Equity   increased   to   $556,187   at

December 31,  2013  from  $305,698  at  December 31,  2012.  This  increase  was  due  to  a decrease  in  accumulated  deficit  from  $(2,448,346)  at  December  31,  2012  to  $(2,197,857)

at   December   31,   2013   resulting   from   net   income   of   $250,489   for   the   year   ended

December  31,  2013  compared  to  net  losses  of  $(1,623,895)  for  the  year  ended  December

31, 2012.

Revenue  and  Net  Income.  We  had  revenue  of  $1,461,183  for  the  year  ended

December 31, 2013, compared to revenue of $1,593,886 for the year ended December 31,

2012.  The  decrease  in  revenue  was  due  primarily  to  a  decrease  in  revenue  generated  by our  Gotham  subsidiary  as  result  of  transitioning  out  our  customer  technical  services

division  and  focusing  more  on  the  real  estate  photography  division.    In  addition  to

Gotham’s  operations,  we  earned  $260  and  $65,064  in  technical  consulting  fees,  other income  of $755,000  and  $30,000  , and  income  from discontinued  operations  of $317,625 and  $0  for  the  years  ended  December  31,  2013  and  December  31,  2012,  respectively.

Our  net  income  was  $250,489  for  the  year  ended  December 31,  2013,  compared  to  a  net

loss  of  $(1,623,895)  for  the  year  ended  December 31,  2012.      Therefore  net  income

resulted  from  a  decrease  in  our cost  of  goods  sold  for  the  year  ended  December  31, 2013 due  to  a  decrease  in  the  cost  of  the  outsourced  photography vendors  utilized  by  Gotham,

other   income   from   the   IGX   Rescission   Agreement   and   income   from   discontinued

operations as a result of the DDC Judgment Award.

General  and  Administrative  Expenses.  General  and  Administrative  Expenses

decreased  to  $1,692,556  for  the  year  ended  December 31,  2013  from  $2,383,568  for  the year  ended  December 31,  2012.  For  the  year  ended  December 31,  2013  our  General  and

Administrative  Expenses  consisted  of  corporate  administrative  expenses  of  $269,596,

legal  and  accounting  fees  of  $153,113,  payroll  expenses  of  $1,082,212,  Directors  and

Officers  Insurance  of $40,381, employee  benefits  expenses  of  $117,079  (medical, dental,

retirement   plan,   and   life   insurance),   and   business   advisory   fees,   commissions   and

expenses   primarily   associated   with   the   IGX   purchase   and   rescission   transaction,   of

$30,175.   For   the   year   ended   December 31,   2012   our   General   and   Administrative

Expenses   consisted   of   corporate   administrative   expenses   of   $456,097,   legal   and

accounting  fees  of  $184,848  consulting  fees  of  $45,660,  payroll  expenses  of  $1,161,861,

Directors  and  Officers  Insurance  of  $37,076,  goodwill  impairment  expense  of  $111,026 and  business  advisory fees,  commissions  and  expenses  associated  with  the  IGX  purchase and  rescission  transaction,  of  $387,000.  Therefore  the  decreases  from  the  year  ended

December 31, 2012 to the year ended December 31, 2013 relate primarily to a decrease in payroll  and  corporate  administrative  expenses.  In  the  event  the  company  effectuates  an

acquisition   in   2014   we   anticipate   additional   professional   fees   associated   with   the

acquisition.

LIQUIDITY AND CAPITAL RESOURCES

General

As  reflected  in  the  accompanying  consolidated  financial  statements,  at  December

31,  2013,  we  had  $26,870  of  cash  and  stockholders’  equity  of  $556,187.   At  December

31, 2012, we had $104,721 of cash and stockholders’ equity of $305,698.

Our primary capital requirements in 2014 are likely to arise from the expansion of our  Gotham  operations,  and,  in  the  event  we  effectuate  an  acquisition,  from:  (i) the amount  of  the  purchase  price  payable  in  cash  at  closing,  if  any;  (ii) professional  fees associated  with  the  negotiation,  structuring,  and  closing  of  the  transaction;  and  (iii) post closing  costs.  It  is  not  possible  to  quantify  those  costs  at  this  point  in  time,  in  that  they depend on Gotham’s business opportunities, the state of the overall economy, the relative size  of  any  target  company  we  identify  and  the  complexity  of  the  related  acquisition transaction(s).  We  anticipate  raising  capital  in  the  private  markets  to  cover  any  such costs,  though  there  can  be  no  guaranty  we  will  be  able  to  do  so  on  terms  we  deem  to  be acceptable.  We  do  not  have  any  plans  at  this  point  in  time  to  obtain  a  line  of  credit  or other loan facility from a commercial bank.

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

Cash Flow Activity

Net  cash  used  by  operating  activities  was  $183,151  for  the  year  ended  December

31,  2013,  compared  to  net  cash  used  by  operating  activities  of  $518,687  for  the  year ended  December  31,  2012.  Our  primary  source  of  operating  cash  flows  from  continuing

operating   activities   for   the   year   ended   December   31,   2013   was   from   our   Gotham

subsidiary’s  revenues  of  $1,461,183,  and  $1,528,822  for  the  year  ending  December  31,

2012.   Additional  contributing  factors  to  the  change  were  from  a  decrease  in  accounts receivable  of  $23,149,  a  decrease  in  prepaid  expenses  of  $122,487  and  a  decrease  in

accounts  payable  of  $117,392.    Net  cash  provided  by  discontinued  operating  activities

was   $0  for  the  year  ended   December  31,  2013  and   cash   provided   by  discontinued

operating  activities  was  $250,000  for  the  ended  December  31,  2012.   For  the  year  ended

December 31, 2012  we  received  $250,000  in  cash  payments  from  DDC  which  was  offset

by   a   decrease   in   accounts   receivable   included   in   the   Assets   from   Discontinued

Operations.

Cash   provided   by   continuing   investing   activities   was   $1,800   and   $417,735

respectively,  for  the  years  ended  December  31,  2013  and  December  31,  2012.   For  the

year  ended  December  31,  2013  the  entire  source  of  cash  provided  by  investing  activities was  a  decrease  in  deposits.  For  the  year  ended  December  31,  2012  the  primary source  of cash  provided  by  investing  activities  was  from  the  repayment  of  notes  receivable  due from Allied Airbus Inc.

Cash  provided  by  financing  activities  was  $103,500  for  the  year  ended  December

31,  2013  compared  to  cash  used  by  financing  activities  of  $19,127  for  the  year  ended

December  31,  2012.   The  cash  flows  provided  by  financing  activities  for  the  year  ended

December  31,  2013  was   from  the  issuance  of  a  Convertible  note  payable  to  at  an

unrelated   party.

The   cash   flows   used   by   financing   activities   for   the   year   ended

December 31, 2012 was from a repayment of loans payable to a related party.

Supplemental Cash Flow Activity

In   the   year   ended   December   31,   2013   the  company  paid   interest   of   $3,524

compared to interest of $1,884 in the year ended December 31, 2012.

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance-sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

Not Required.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required by this Item 8 are included in this Report beginning on page F-1, as follows:

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheet as of December 31, 2013 and 2012

F-2

Consolidated Statement of Income for the years ended December 31, 2013 and

F-3

2012

Consolidated Statement of Changes in Stockholder’s Equity for the years ended          F-4

December 31, 2013 and 2012

Consolidated Statement of Cash Flows for the years ended December 31, 2013

F-5

and 2012

Notes to Financial Statements

F-7

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

15d-15(e)  under the  Exchange Act as  of December 31, 2013.  Based upon  that  evaluation,

our  Chief  Executive  Officer  and  Chief  Financial  Officer  concluded  that  our  disclosure controls and procedures were effective as of December 31, 2013.

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

▪     Pertain  to the  maintenance of  records  that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

▪     Provide  reasonable  assurance  that  transactions  are  recorded  as  necessary  to

permit   preparation   of   financial   statements   in   accordance   with   generally

accepted  accounting  principles,  and  that  our  receipts  and  expenditures  are being  made  only  in  accordance  with  authorizations  of  our  management  and our directors; and

▪     Provide  reasonable  assurance   regarding  prevention   or   timely  detection   of

unauthorized  acquisition,  use  or  disposition  of  our  assets  that  could  have  a material effect on the financial statements.

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

Our  management  assessed  the  effectiveness  of  the  Company’s  internal  control

over   financial   reporting   as   of   December 31,    2013.   In   making   this   assessment,

management  used  the  criteria  set  forth  in  the  Internal  Control  —  Integrated  Framework issued  by  the  Committee  of  Sponsoring  Organizations  of  the  Treadway  Commission

(COSO).  Based  on  management’s  assessment,  we  concluded  that,  as  of  December 31,

2013, our internal control over financial reporting was effective.

Change in Internal Controls

During the quarter ended December 31, 2013, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name

Age

Position

Appointed

John Salerno

75     Chief Executive Officer, President,    March 2009

Chairman of the Board, and

(appointed Chairman

Director

and Director in

April 2000)

Elisa Luqman

49     Chief Financial Officer, Executive     March 2009

Vice President, General Counsel,

(appointed Director

and Director

in August 2009)

James J. Charles

71     Director

March 2006

George G. Dempster

74     Director

January 2001

John Keefe

71     Director

July 2013

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

Interpharm   Holdings,   Inc.,   through   its   subsidiary,   Interpharm,   Inc.,   engaged   in   the

development,  manufacture,  and  marketing  of  generic  prescription  strength  and  over-the-

counter  pharmaceuticals  in  the  United  States.  It  also  focused  on  the  development  of products  in  the  areas  of  female  hormone,  scheduled  narcotic,  soft  gelatin  capsule,  oral liquid,  products  coming  off  patent,  and  other  products.  From  1966  to  1994  Mr. Charles was  a  Senior  Managing  Partner  with  Ernst  &  Young.  Mr. Charles’  education  includes

studies   and   management   programs   at   Harvard   University   and   Williams   College.

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

John  Keefe,  Director.  Mr.  Keefe  is  an  investment  banker,  venture  capitalist,  founder

of  three  businesses,  and  a  turnaround  consultant  to  businesses  in  trouble.   Since  2011  to

Present,  Mr.  Keefe  is  the  Founder  and  Chief  Development  Officer  of  Security  Capital

Advisors  LLC,  located  in  Jersey  City,  NJ.    Security  Capital  Advisors  LLC  is  a  firm

providing  indirect  financing  to  local  governments  in  the  US.     From  2007  to  2011  Mr.

Keefe  was  Managing  Director  of  Nachman  Hays  Brownstein,  located  in  New  York,  NY.

Nachman   Hays   Brownstein   is   a   national   turnaround   management   firm,   assisting

underperforming   and   troubled   companies,   maximizing   value   for   owners,   investors,

creditors  and  employees.  Mr.  Keefe  was  also  a  founding  General  Partner  of  a  venture

capital   firm,   a   founder   and   CFO   of   a   computer   software   company,   a   Senior   Vice

President  of  an  investment  banking  firm,  and  emergency  CFO  and  Chief  Restructuring

Officer of several distressed businesses. He is a  graduate of Harvard College and Harvard

Business School.

Mr.   Keefe’   was   nominated   as   a   Director   because   of   his   financial   expertise

combined  with  his  strong  technical  background.  He  started  his  career  as  a  computer software  engineer  and  designer  for  IBM,  General  Electric,  and  Litton  Industries.  He

evolved  into  the  financial  arena  serving  many  years  a  corporate  Chief  Financial  Officer.

He   is  now  involved  in  the  practice  of  venture  capital  and  investment  banking   He  has

particular   skills   acting   as   a   turnaround   consultant   to   businesses   in   trouble   being   a

‘Certified  Turnaround  Professional’  by  the  Turnaround  Management  Association.  He

offers  years  of  experience  analyzing  business,  their  revenue  models,  and  identifying appropriate financing vehicles.

On  April  22,  2013,  the  Board  of  Directors  (the  “Board”)  of  iGambit  Inc.  (the

“Company”)  accepted  the  resignation  of  Mr.  John  Waters  from  the  Board  and  related

responsibilities  on  the  Audit  and  Compensation  Committees.   Mr.  Waters’  resignation  is

not  the  result  of  any  disagreement  with  the  Company  on  any  matter  relating  to  the

Company’s operations, policies or practices.  Mr. Waters was replaced by Mr. Keefe.

COMMITTEES OF THE BOARD

The  Board  has  established  an  Audit  Committee  and  a  Compensation  Committee.

The   Board   does   not   currently   have   a   Nominating   Committee.   The   work   typically

conducted by a Nominating Committee is conducted by the full Board.

Audit Committee

The    Audit    Committee    presently   consists    of    Messrs. Charles,    Keefe    and

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

Compensation Committee

The  Compensation  Committee  presently  consists  of  Messrs.  Charles,  Keefe  and

Dempster,   with   Mr. Keefe   serving   as   chairman.   The   Compensation   Committee   is

responsible for reviewing and  recommending to  the  Board the  compensation  and  over-all benefits  of  our  executive  officers,  including  administering  the  Company’s  2006  Long

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

(the  “Exchange  Act”)  the  Company  is  not  aware  of  any  person  that  failed  to  file  on  a timely basis,  as  disclosed  in  the  aforementioned  Forms,  reports  required  by Section  16(a)

of the Exchange Act during the year ended December 31, 2013.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation received by our executive officers, for their service, during the year ended December 31, 2013.

Current

Nonqualified

Officers

Non-equity

Deferred

Name &

Option

Incentive Plan      Compensation

All Other

Principal

Salary      Bonus     Stock     Awards      Compensation

Earnings

Compensation

Total

Position

Year

($)

($)

($)

($)

($)

($)

($)

($)

John

Salerno

2013     200,000

0

0

0

0

0

10,237(1)

210,237

CEO,

President

2012     225,000

0

0

0

0

0

10,237(2)

235,237

Chairman

& Director     2011     225,000

0

0

0

0

0

10,087(3)

235,087

Elisa

Luqman

2013     200,000

0

0

0

0

0

30,125(4)

230,125

Acting

CFO,

2012     200,000

0

0

0

0

0

27,795(5)

227,795

EVP,  GC

and

2011     200,000

0

0

0

0

0

26,887(6)

226,887

Director

(1)    Includes $6,168 in health insurance premiums and $4,069 in life insurance premiums.

(2)    Includes $6,168 in health insurance premiums and $4,069 in life insurance premiums.

(3)    Includes $6,018 in health insurance premiums and $4,069 in life insurance premiums.

(4)    Includes $30,125 in health and dental insurance premiums..

(5)    Includes $27,795 in health and dental insurance premiums.

(6)    Includes $26,887 in health and dental insurance premiums.

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

That

Rights

Rights

Unexercised     Unexercised     Unexercised     Option

Have

Have     That Have   That Have

Options

Options

Unearned      Exercise      Option

Not

Not

Not

Not

(#)

(#)

Options

Price      Expiration     Vested     Vested

Vested

Vested

Exercisable    Unexercisable

(#)

($)

Date

(#)

($)

(#)

(#)

Name (a)

(b)

(c)

(d)

(e)

(f)

(g)

(h)

(i)

(j)

James Charles

59,000

0

0

$0.10    7/21/2020

0

0

0

0

James Charles

100,000

0

0

$0.10    7/11/2021

0

0

0

0

George Dempster

113,000

0

0

$0.10    7/21/2020

0

0

0

0

George Dempster

100,000

0

0

$0.10    7/11/2021

0

0

0

0

The  following  table  sets  forth  the  compensation  received  by  our  directors,  for  their service as directors, during the year ended December 31, 2013.

Nonqualified

Fees

Non-equity

deferred

earned or

Stock

Option

incentive plan

compensation

All other

paid in

awards

awards

compensation

earnings

compensation

Total

Name

cash ($)

($)

($)

($)

($)

($)

($)

John Salerno (1)

-

-

-

-

-

-

0

Elisa Luqman (1)

-

-

-

-

-

-

0

James J. Charles

$3,000

-

-

-

-

$3,000

George G. Dempster

$3,000

-

-

-

-

$3,000

John Waters

$3,000

-

-

-

-

$3,000

John Keefe

0

-

-

-

-

-

0

(1)  These  individuals  serve  as  executive  officers  of  the  Company,  and  do  not

receive   any   compensation   for   the   services   they   provide   as   directors   of   the

Company.

Members of our Board receive $1,000 per quarter for their service to the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The  following  table  sets  forth  information  known  to  us,  as  of  March  31,  2014,

relating to the beneficial ownership of shares of common stock by:  (i) each person who is known  by  us  to  be  the  beneficial  owner  of  more  than  5%  of  the  Company’s  outstanding

common   stock;   (ii) each   director;   (iii) each   executive   officer;   and   (iv) all   executive

officers  and  directors  as  a  group.  Under  securities  laws,  a  person  is  considered  to  be  the beneficial  owner  of  securities  owned  by  him  (or  certain  persons  whose  ownership  is attributed  to  him)  or  securities  that  can  be  acquired  by  him  within  60 days,  including upon the exercise of options, warrants or convertible securities. The Company determines

a   beneficial   owner’s   percentage   ownership   by   assuming   that   options,   warrants   and

convertible  securities  that  are  held  by  the  beneficial  owner  and  which  are  exercisable within 60 days, have been exercised or converted.  The Company believes that  all persons named  in  the  table  have  sole  voting  and  investment  power  with  respect  to  all  shares  of common  stock  shown  as  being  owned  by  them.  Unless  otherwise  indicated,  the  address of  each  beneficial  owner  in  the  table  set  forth  below  is  care  of  iGambit  Inc.,  1050  W.

Jericho  Turnpike,  New  York,  11787.  The  percentages  in  the  following  table  are  based upon 25,044,056 shares outstanding as of March 31, 2014.

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

Compensation  Committee.  The  Board  does  not  currently  have  a  Nominating  Committee.

The  work  typically  conducted  by  a  Nominating  Committee  is  conducted  by  the  full

Board.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The  following  table  shows  what  Fiondella,  Milone  &  LaSaracina,  LLP  billed  for the  audit  and  other  services  for  the  year  ended  December  31,  2013  and  December 31,

2012 respectively.

Year Ended  Year Ended

12/31/ 2013    12/31/2012

Audit Fees

$

45,000  $

45,000

Audit-Related Fees

-

---

All Tax Fees

---

—

Other Fees

---

—

Total

$

45,000  $

45,000

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheet as of December 31, 2013 and 2012

F-3

Consolidated Statement of Income for the years ended December 31, 2013 and

F-4

2012

Consolidated Statement of Changes in Stockholder’s Equity for the years

F-5

ended December 31, 2013 and 2012

Consolidated Statement of Cash Flows for the years ended December 31, 2013

F-6

and 2012

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

March 31, 2014.

iGambit Inc.

April 1, 2014

By:   /s/ John Salerno

John Salerno, Chief Executive

Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this

Annual Report on Form 10-K has been signed by the following persons in the capacities indicated:

Signature

Title

Date

/s/ John Salerno

Chief Executive Officer and

Director

April 1, 2014

John Salerno

/s/ Elisa Luqman

Chief Financial Officer, Executive

April 1, 2014

Vice President, General Counsel,

Elisa Luqman

Principal Accounting Officer and

Director

/s/ James J. Charles

Director

April 1, 2014

James J. Charles

/s/ George G. Dempster

Director

April 1, 2014

George G. Dempster

/s/ John Keefe

Director

April 1, 2014

John Keefe

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

iGambit, Inc.

Smithtown, New York

We  have  audited  the  accompanying  consolidated  balance  sheets  of  iGambit,  Inc.  (the

Company)  as  of  December  31,  2013 and 2012,  and  the related consolidated  statements of  operations,  changes  in  stockholders’  equity,  and  cash  flows  for  each  of  the  years  in

the   two-year   period   ended   December   31,   2013.   The   Company’s   management   is

responsible  for  these  consolidated  financial  statements.  Our  responsibility  is  to  express an opinion on these consolidated financial statements based on our audits.

We  conducted  our  audits  in  accordance  with  the  standards  of  the  Public  Company

Accounting  Oversight  Board  (United  States).  Those  standards  require  that  we  plan  and perform  the  audits  to  obtain  reasonable  assurance  about  whether  the  consolidated financial  statements  are  free  of  material  misstatement.  The  Company  is  not  required  to have,  nor  were  we  engaged  to  perform,  an  audit  of  its  internal  control  over  financial reporting. Our audits included consideration of  internal control over financial reporting as a basis for  designing audit  procedures that  are appropriate in the circumstances,  but not for  the  purpose  of  expressing  an  opinion  on  the  effectiveness  of  the  company’s  internal control  over  financial  reporting.  Accordingly,  we  express  no  such  opinion.  An  audit  also includes examining, on a test basis, evidence supporting the amounts and disclosures in the  consolidated  financial  statements,  assessing  the  accounting  principles  used  and significant  estimates  made  by  management,  as  well  as  evaluating  the  overall  financial statement  presentation.  We  believe  that  our  audits  provide  a  reasonable  basis  for  our opinion.

In  our  opinion,  the  consolidated  financial  statements  referred  to  above  present  fairly,  in all  material  respects,  the  financial  position  of  the  Company  as  of  December  31,  2013 and 2012, and the results of its operations and its cash flows for each of  the years in the two-year  period  ended  December  31,  2013  in  conformity  with  accounting  principles generally accepted in the United States of America.

/s/ Fiondella, Milone & LaSaracina LLP

Glastonbury, Connecticut

March 31, 2014

IGAMBIT INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

2013

2012

ASSETS

Current assets

Cash

$

26,870

$

104,721

Accounts receivable, net

135,292

158,441

Prepaid expenses

10,590

133,077

Due from rescission agreement

239,779

--

Assets from discontinued operations, net

638,215

320,590

Total current assets

1,050,746

716,829

Property and equipment, net

11,176

17,870

Other assets

Deposits

9,420

11,220

$

1,071,342

$

745,919

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable

$

316,566

$

433,958

Convertible note payable, net

40,250

--

Derivative liability

152,076

--

Note payable - related party

6,263

6,263

Total current liabilities

515,155

440,221

Stockholders' equity

Common stock, $.001 par value; authorized - 75,000,000 shares;

issued and outstanding - 25,044,056 shares in 2013 and 2012,

respectively

25,044

25,044

Additional paid-in capital

2,729,000

2,729,000

Accumulated deficit

(2,197,857)

(2,448,346)

Total stockholders' equity

556,187

305,698

$

1,071,342

$

745,919

IGAMBIT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,

2013

2012

Sales

$      1,461,183

$

1,593,886

Cost of sales

496,008

783,505

Gross profit

965,175

810,381

Operating expenses

General and administrative expenses

1,692,556

2,383,568

Loss from operations

(727,381)

(1,573,187)

Other income

Interest income

--

13,235

Interest expense

(54,505)

--

Amortization of debt discount

(40,250)

--

Income from rescission agreement

755,000

--

Miscellaneous income

--

30,000

Total other income

660,245

43,235

Loss from continuing operations before income tax

expense

(67,136)

(1,529,952)

Income tax expense

--

93,943

Loss from continuing operations

(67,136)

(1,623,895)

Income from discontinued operations

317,625

--

Net income (loss)

$

250,489

$    (1,623,895)

Basic and fully diluted earnings (loss) per common

share:

Continuing operations

$

.00

$

(.07)

Discontinued operations

$

.01

$

.00

Net earnings per common share

$

.01

$

(.07)

Weighted average common shares outstanding - basic

25,044,056

23,957,034

Weighted average common shares outstanding - fully

diluted

25,987,956

23,957,034

IGAMBIT INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

YEARS ENDED DECEMBER 31, 2013 AND 2012

Additional

Common stock

Paid-in

Accumulated

Shares

Amount

Capital

Deficit

Totals

Balances, December 31, 2011

23,954,056     $

23,954     $

2,403,090     $

(824,451)     $

1,602,593

Common stock issued for

services

1,090,000

1,090

325,910

--

327,000

Net loss

(1,623,895)

(1,623,895)

Balances, December 31, 2012

25,044,056

25,044

2,729,000

(2,448,346)

305,698

Net income

250,489

250,489

Balances, December 31, 2013

25,044,056     $

25,044     $

2,729,000     $

(2,197,857)     $

556,187

IGAMBIT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

2013

2012

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)

$

250,489

$     (1,623,895)

Adjustments to reconcile net income (loss) to net

cash used by operating activities

Income from discontinued operations

(317,625)

--

Depreciation

6,694

8,750

Debt discount interest expense

48,576

--

Debt discount amortization

40,250

--

Stock-based compensation expense

--

327,000

Goodwill impairment

--

111,026

Satisfaction of notes receivable from stockholder for services

--

17,000

Deferred income taxes

--

184,185

Increase (Decrease) in cash flows as a result of

changes in asset and liability account balances:

Accounts receivable

23,149

110,912

Prepaid expenses

122,487

(74,428)

Due from rescission agreement

(239,779)

--

Accounts payable

(117,392)

170,763

Net cash provided(used) by continuing operating activities

134,474

(768,687)

Net cash provided (used) by discontinued operating activities

(317,625)

250,000

NET CASH USED BY OPERATING ACTIVITIES

(183,151)

(518,687)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment

--

(8,057)

Decrease (Increase)in deposits

1,800

(8,720)

Repayments of notes receivable

--

434,512

NET CASH PROVIDED BY INVESTING ACTIVITIES

1,800

417,735

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from convertible note payable

103,500

--

Repayment of loans payable to related party

--

(19,127)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES

103,500

(19,127)

NET DECREASE IN CASH

(77,851)

(120,079)

CASH - BEGINNING OF YEAR

104,721

224,800

CASH - END OF YEAR

$

26,870

$

104,721

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:

Interest

$

3,524

$

1,884

Non-cash investing and financing activities:

Debt discount

$

103,500

$

--

IGAMBIT INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2013 and 2012

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

Note 2 –Discontinued Operations

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

31, 2011, the last year of payments.

The  assets  of  the  discontinued  operations  are  presented  in  the  balance  sheets  under  the

captions    “Assets    from    discontinued    operations”.    The    underlying    assets    of    the

discontinued  operations  consist  of  accounts  receivable  of  $570,590  and  $320,590  as  of

December   31,   2013   and   December   31,   2012,   respectively,   and   of   accrued   interest

receivable of $67,625 as of December 31, 2013.

Accounts Receivable

Assets  from  discontinued  operations,  net  includes  accounts  receivable  which  represents

50% of contingency payments earned for the previous quarters. The reserve for bad debts of $250,000 charged to operations  in 2010 was reversed in  connection with the Summary

Judgment  and  Forbearance  Agreement  described  in  Note  11.  Also  included  is  accrued interest receivable of $67,625 recorded for interest  granted on the balance due  from Digi-

data through December 31, 2013.

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

Revenue Recognition

The  Company’s  revenues  are  derived  primarily  from  the  sale  of  products  and  services

rendered  to  real  estate  brokers.    The  Company recognizes  revenues  when  the  services  or products  have  been  provided  or delivered,  the  fees  charged  are  fixed  or  determinable, the

Company  and  its  customers  understand  the  specific  nature  and  terms  of  the  agreed  upon transactions, and collectability is reasonably assured.

Advertising Costs

The  Company  expenses  advertising  costs  as  incurred.    Advertising  costs  for  the  years

ended December 31, 2013 and 2012 were $5,786 and $26,439, respectively.

Cash and Cash Equivalents

For  purposes  of  reporting  cash  flows,  cash  and  cash  equivalents  include  checking  and money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

Accounts Receivable

The   Company   analyzes   the   collectability   of   accounts   receivable   from   continuing

operations   each   accounting   period   and   adjusts   its   allowance   for   doubtful   accounts

accordingly.   A  considerable  amount  of  judgment  is  required  in  assessing  the  realization of  accounts  receivables,  including  the  creditworthiness  of  each  customer,  current  and

historical  collection  history  and  the  related  aging  of  past  due  balances.   The  Company

evaluates  specific  accounts  when  it  becomes  aware  of  information  indicating  that  a customer  may  not  be  able  to  meet  its  financial  obligations  due  to  deterioration  of  its financial  condition,  lower  credit  ratings,  bankruptcy  or  other  factors  affecting  the  ability

to   render   payment.    Allowance   for   doubtful   accounts   was   $17,865   and   $37,954   at

December  31,  2013  and  2012,  respectively.   There  was  no  bad  debt  expense  charged  to

operations for the  years ended December 31, 2013 and 2012, respectively.

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

Depreciation  expense  of  $6,694  and$8,750was  charged  to  operations  for  the  years  ended

December 31, 2013 and 2012, respectively.

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

Note 4 – Earnings Per Common Share

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

Years Ended

December 31,

2013

2012

Stock options

--

1,268,900

Stock warrants

--

275,000

Total shares excluded from calculation

--

1,543,900

Note 5–Stock Based Compensation

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

Options

In  2006,  the  Company  adopted  the  2006  Long-Term  Incentive  Plan  (the  "2006  Plan").

Awards  granted  under  the  2006  Plan  have  a  ten-year  term  and  may  be  incentive  stock options,  non-qualified  stock  options  or  warrants.  The  awards  are  granted  at  an  exercise price  equal to the  fair market value  on the date of  grant  and  generally vest  over a  three  or four  year  period.  The  Plan  expired  on  December  31,  2009,  therefore  as  of  December  31,

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

Stock option activity during the  years ended December 31, 2013 and 2012 follows:

Weighted

Average

Weighted

Remaining

Weighted

Average

Average

Contractual

Options

Grant-Date

Life

Outstanding

Exercise Price

Fair Value

(Years)

Options outstanding at

December 31, 2011

2,768,900

$

0.04

$

0.10

6.85

Cancelled during 2012

(1,500,000)

0.01

0.06

Options outstanding at

December 31, 2012

1,268,900

0.08

0.10

6.16

Expired

(600,000)

0.10

0.10

Options outstanding at

December 31, 2013

668,900

$

0.06

$

0.10

4.69

Options outstanding at December 31, 2013 consist of:

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

Warrant activity during the years ended December 31, 2013 and 2012follows:

(1)Weighted

Average

Weighted

Remaining

Weighted

Average

Average

Contractual

Warrants

Grant-DateFair

Outstanding

Exercise Price

Value

Life (Years)

Warrants outstanding

at December 31, 2011

275,000

$

0.94

$

0.10

7.42

No warrant activity

--

--

--

Warrants outstanding

at December 31, 2012

275,000

$

0.94

$

0.10

6.42

No warrant activity

--

--

--

Warrants outstanding

at December 31, 2013

275,000

$

0.94

$

0.10

5.42

(1)  Exclusive of 25,000 warrants expiring 2 years after initial IPO.

Warrants outstanding at December 31, 2013 consist of:

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

55%  of  the  average  stock  price  of  the  lowest  3  closing  bid  prices  during  the  10  trading day period ending on the latest complete trading day prior to the conversion date.  Interest expense on the  convertible note of $2,405  was  recorded for the  year ended  December 31,

2013.

Initially  the  Company  had  anticipated  repaying  the  obligation  prior  to  the  effective  date

of  the  holder  electing  to  convert.   Since  the  effective  date  of  the  election  to  convert  has passed  the  Company  recorded  a  debt  discount  related  to  identified  embedded  derivatives relating  to  conversion  features  and  a  reset  provisions  (see  Note  7)  based  fair  values  as  of

the  inception  date  of  the  Note.   The  calculated  debt  discount  equaled  the  face  of  the  note

and  is  being  amortized  over  the  term  of  the  note.   During  the  year  ended  December  31,

2013, the Company amortized $40,250 of debt discount.

Note7 - Derivative Liability

Convertible Note

During  the  year  ended  December  31,  2013,  the  Company  issued  a  convertible  note  (see

Note 6 above).

The  note  is  convertible  into  common  stock,  at  the  holders’  option,  at  a  discount  to  the market  price  of  the  Company’s  common  stock.  The  Company  has  identified  embedded derivatives  included  in  these  notes  as  a  result  of  certain  anti-dilutive  (reset)  provisions,

related  to  certain  conversion  features.  The  accounting  treatment  of  derivative  financial instruments  requires  that  the  Company  record  the  fair  value  of  the  derivatives  as  of  the inception  date  of  the  convertible  note  and  debt  discount  amortization  to  fair  value  as  of

each  subsequent  reporting  date.    This  resulted  in  a  fair  value  of  derivative  liability  of

$152,076  in  which  to  the  extent  of  the  face  value  of  convertible  note  was  treated  as  debt discount with the remainder treated as interest expense.

The  fair  value  of  the  embedded  derivatives  at  December  31,  2013,  in  the  amount  of

$152,076,   was   determined   using   the   Binomial   Option   Pricing   Model   based   on   the

following  assumptions:  (1)  dividend  yield  of  0%;  (2)  expected  volatility  of  243.00%,  (3)

weighted average  risk-free interest rate of 0.09%, (4) expected lives of 0.72 to 0.75 years,

and  (5)  estimated  fair  value  of  the  Company’s  common  stock  of  $0.51  per  share.  The

Company  recorded  interest  expense  from  the  excess  of  the  derivative  liability  over  the convertible note of $48,576 during the year ended December 31, 2013.

Based  upon  ASC  840-15-25  (EITF  Issue  00-19,  paragraph  11)  the  Company has  adopted

a   sequencing   approach   regarding   the   application   of   ASC   815-40   to   its   outstanding

convertible   note.   Pursuant   to   the   sequencing   approach,   the   Company   evaluates   its

contracts based upon earliest issuance date.

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

The income tax provision (benefit) at December 31 consists of the following:

2013

2012

From Continuing Operations:

Deferred tax expense (benefit):

Federal

$

--

$184,185

State and local

--

--

Total from continued operations

--

184,185

Current tax expense (benefit):

Federal

--

(90,242)

State and local

--

--

Total from continued operations

--

(90,242)

From Discontinued Operations:

Current tax expense (benefit):

Federal

--

--

State and local

--

--

Total from discontinued operations

--

--

Total

$

--

$   93,943

The  difference  between  income  tax  expense  computed  by  applying  the  federal  statutory corporate tax rate and actual income tax expense is as follows:

Years Ended

December 31,

2013

2012

Statutory U.S. federal income tax rate

34.0%

34.0%

State income taxes, net of

federal income tax benefit

1.9%

0.0%

Tax effect of expenses that are not

deductible for income tax purposes

1.3%

(0.8)%

Return to Provision Items

12.8%

0.0%

Other

0.5%

(0.2)%

Change in Valuation Allowance

(50.5)%

(39.1)%

Effective tax rate

(0.0)%

(6.1)%

At  December 31,  the  significant  components  of  the  deferred  tax  assets  (liabilities)  are summarized below:

2013

2012

Deferred Tax Assets:

Net Operating Losses

$612,173

$765,578

Other

3,258

3,258

Total deferred tax assets

615,431

768,836

Deferred Tax Liabilities:

--

--

Total deferred tax liabilities

--

--

Valuation Allowance

(615,431)

(768,836)

Net deferred tax assets

$

--

$

--

As   of   December   31,   2013,   the   Company   had   federal   and   state   net   operating   loss

carryforwards  of approximately $1.3  million  and  $3.1  million, respectively,  which  expire at  various  dates  from  2023  through  2033.  These  net  operating  loss  carryforwards  may be used  to  offset  future  taxable  income  and  thereby  reduce  the  Company’s  U.S.  federal  and state income taxes.

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

The   Company   complies   with   the   provisions   of   ASC   740-10   in   accounting   for   its

uncertain  tax  positions.   ASC  740-10  addresses  the  determination  of  whether  tax  benefits claimed  or  expected  to  be  claimed  on  a  tax  return  should  be  recorded  in  the  financial statements.  Under  ASC  740-10,  the  Company  may  recognize  the  tax  benefit  from  an uncertain  tax  position  only  if  it  is  more  likely  that  not  that  the  tax  position  will  be sustained  on  examination  by  the  taxing  authorities,  based  on  the  technical  merits  of  the position.  Management  has  determined  that  the  Company  has  no  significant  uncertain  tax positions requiring recognition under ASC 740-10.

The  Company  is  subject  to  income  tax  in  the  U.S.,  and  certain  state  jurisdictions.  The

Company  has  not  been  audited  by  the  U.S.  Internal  Revenue  Service,  or  any  states  in

connection   with   income   taxes.   The  Company’s   tax   years   generally   remain   open   to

examination  for  all  federal  and  state  income  tax  matters  until  its  net  operating  loss carryforwards  are  utilized  and  the  applicable  statutes  of  limitation  have  expired.  The federal  and  state  tax  authorities  can  generally  reduce  a  net  operating  loss  (but  not  create taxable  income)  for  a  period  outside  the  statute  of  limitations  in  order  to  determine  the correct amount of net operating loss which may be allowed as a deduction against income for a period within the statute of limitations.

The  Company  recognizes  interest  and  penalties  related  to  unrecognized  tax  benefits,  if incurred, as a component of income tax expense.

Note 9 -Retirement Plan

Gotham  has  adopted  the  Gotham  Innovation  Lab,  Inc.  SIMPLE  IRA  Plan,  which  covers substantially  all  employees.  Participating  employees  may  elect  to  contribute,  on  a  tax-

deferred  basis,  a  portion  of  their  compensation  in  accordance  with  Section  408  (a)  of  the

Internal  Revenue  Code.  The  Company matches  up  to  3%  of  employee  contributions. The

Company's  contributions  to  the  plan  for  the  years  ended  December  31,  2013  and  2012 were $14,572 and$8,714, respectively.

Note 10 – Concentrations and Credit Risk

Sales and Accounts Receivable

Gotham  had  sales  to  two  customers  which  accounted  for  approximately  45%  and  24%,

respectively   of   Gotham’s   total   sales   for   the   year   ended   December   31,   2013.   One

customer  accounted  for  approximately  53%  of  accounts  receivable  at  December  31,

2013.

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

December  31,  2013.  As  of  December  31,  2012,  the  Company  had  no  amounts  of  cash  or cash  equivalents  in  financial  institutions  in  excess  of  amounts  insured  by  agencies  of  the

U.S.  Government,  the  limit  of  which  is  $250,000.    The  Company  did  not  have  any

interest-bearing accounts at December 31, 2013 and December 31, 2012, respectively.

Note 11 - Fair Value Measurement

The  Company  adopted  the  provisions  of  Accounting  Standards  Codification  subtopic

825-10,  Financial  Instruments  (“ASC  825-10”)  on  January  1,  2008.  ASC  825-10  defines fair  value  as  the  price  that  would  be  received  from  selling  an  asset  or  paid  to  transfer  a liability  in  an  orderly  transaction  between  market  participants  at  the  measurement  date.

When  determining  the  fair  value  measurements  for  assets  and  liabilities  required  or permitted  to  be  recorded  at  fair  value,  the  Company  considers  the  principal  or  most advantageous  market  in  which  it  would  transact  and  considers  assumptions  that  market participants  would  use  when  pricing  the  asset  or  liability,  such  as  inherent  risk,  transfer restrictions,  and  risk  of  nonperformance.  ASC  825-10  establishes  a  fair  value  hierarchy that  requires  an  entity  to  maximize  the  use  of  observable  inputs  and  minimize  the  use  of unobservable  inputs  when  measuring  fair  value.  ASC  825-10  establishes  three  levels  of inputs that may be used to measure fair value:

Level 1 – Quoted prices in active markets for identical assets or liabilities.

Level  2  –  Observable  inputs  other  than  Level  1  prices  such  as  quoted  prices  for  similar assets  or  liabilities;  quoted  prices  in  markets  with  insufficient  volume  or  infrequent transactions  (less  active  markets);  or  model-derived  valuations  in  which  all  significant inputs  are  observable  or  can  be  derived  principally  from  or  corroborated  by  observable market data for substantially the full term of the assets or liabilities.

Level  3  –  Unobservable  inputs  to  the  valuation  methodology  that  are  significant  to  the measurement of fair value of assets or liabilities.

All  items  required  to  be  recorded  or  measured  on  a  recurring  basis  consist  of  derivative liabilities and are based upon level 3 inputs.

To  the  extent  that  valuation  is  based  on  models  or  inputs  that  are  less  observable  or unobservable  in  the  market,  the  determination  of  fair  value  requires  more  judgment.  In certain  cases,  the  inputs  used  to  measure  fair  value  may  fall  into  different  levels  of  the fair  value  hierarchy.  In  such  cases,  for  disclosure  purposes,  the  level  is  the  fair  value hierarchy  within  which  the  fair  value  measurement  is  disclosed  and  is  determined  based on the lowest level input that is significant to the fair value measurement.

Upon  adoption  of  ASC  825-10,  there  was  no  cumulative  effect  adjustment  to  beginning retained earnings and no impact on the financial statements.

The  carrying  value  of  the  Company’s  cash  and  cash  equivalents,  accounts  receivable,

accounts  payable,  short-term  borrowings  (including  convertible  note  payable),  and  other current assets and liabilities approximate fair value because of their short-term maturity.

As  of  December  31,  2013  and  2012,  the  Company  did  not  have  any  items  that  would  be classified as level 1 or 2 disclosures.

The  Company  recognizes  its  derivative  liabilities  as  level  3  and  values  its  derivatives using  the  methods  discussed  in  Note  7.  While  the  Company  believes  that  its  valuation methods  are  appropriate  and  consistent  with  other  market  participants,  it  recognizes  that the  use  of  different  methodologies  or  assumptions  to  determine  the  fair  value  of  certain financial  instruments  could  result  in  a  different  estimate  of  fair  value  at  the  reporting date.  The  primary  assumptions  that  would  significantly  affect  the  fair  values  using  the methods  discussed  in  Note  7  are  that  of  volatility  and  market  price  of  the  underlying common stock of the Company.

As   of   December   31,   2013   and   2012,   the   Company   did   not   have   any   derivative

instruments that were designated as hedges.

The derivative liability as of December 31, 2013, in the amount of $152,076 has a level 3 classification.  Further,  there  were  no  changes  in  fair  value  of  the  Company’s  level  3 financial liabilities during the year ended December 31, 2013.

Fluctuations  in  the  Company’s  stock  price  are  a  primary  driver  for  the  changes  in  the derivative  valuations  during  each  reporting  period.  As  the  stock  price  decreases  for  each of  the  related  derivative  instruments,  the  value  to  the  holder  of  the  instrument  generally

decreases,    therefore    decreasing    the    liability    on    the    Company’s    balance    sheet.

Additionally,  stock  price  volatility  is  one  of  the  significant  unobservable  inputs  used  in

the   fair   value   measurement   of   each   of   the   Company’s   derivative   instruments.   The

simulated  fair  value  of these  liabilities  is  sensitive to  changes  in  the  Company’s  expected volatility.  A  10%  change  in  pricing  inputs  and  changes  in  volatilities  and  correlation factors  would  currently  not  result  in  a  material  change  in  value  for  the  level  3  financial liability.

Note 12 - Related Party Transactions

Note Payable – Related Party

Gotham  was  provided  a  loan  from  an  entity  that  is  controlled  by  the  officers  of  Gotham,

such  amounts  outstanding  were  $6,263  at  December  31,  2013  and  2012,  respectively.

The note bears interest at a rate of 5.5% and is due on December 31, 2013.

Note 13 – Commitments and Contingencies

Lease Commitment

On  February  1,  2012,  iGambit  entered  into  a  5  year  lease  for  new  executive  office  space in  Smithtown,  New  York  commencing  on  March  1,  2012  at  a  monthly  rent  of  $1,560 with 2% annual increases.

Gotham  has  a  month  to  month  license  agreement  for  office  space  that  commenced  on

August  2,  2012  at  a  monthly  license  fee  of  $4,025.    The  license  agreement  may  be

terminated upon 30 days notice.

Total   future   minimum   annual   lease  payments   under   the   lease   for   the   years   ending

December 31 are as follows:

2014

$  18,720

2015

19,080

2016

19,440

2017

3,240

$60,480

Rent  expense  of  $74,988  and  $92,522  was  charged  to  operations  for  the  years  ended

December 31, 2013 and 2012, respectively.

Contingencies

The  Company  provides  accruals  for  costs  associated  with  the  estimated  resolution  of contingencies  at  the  earliest  date  at  which  it  is  deemed  probable  that  a  liability  has  been incurred and the amount of such liability can be reasonably estimated.

Litigation

Digi-Data Corporation

In  connection  with  the  asset  purchase  agreement  discussed  in  Note  2,  the  Company  filed a  complaint  against  Digi-Data  on  October  1,  2012  for  unpaid  contingency  payments

owed   to   the   Company   totaling   $570,590   at   December   31,   2013,   exclusive   of   an

allowance  for  bad  debts  of  $250,000.  On  or  about  December  3,  2012,  Digi-Data  filed  its

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

Patent  Litigation").The  Verizon  Patent  Litigation  is  a  result  of  a  "patent  troll"  whereby

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

2013,  Digi-Data  provided  discovery  to  the   On  April  4,  2013,  an  Order  of  Dismissal  in

the  Verizon  Patent  Litigation  was  filed.   The  Dismissal  is  with  prejudice  with  each  party

to  bear  its  own  costs  and  fees.    On  May  24,  2013,  the  Company  filed  a  Motion  for

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

On  December  13,  2013  the    Court  Granted  Summary  Judgment  in  iGambit’s  favor

against  Digi-Data  in  the  amount  of  $570,590,  plus  interest  at  the  Maryland  legal  rate  of

6% per annum from August 31, 2012, and post judgment interest at the Federal statutory

Rate.   Furthermore, Digi-Data’s Counterclaim was dismissed.

On  February  24,  2014  the  Company  entered  into  a  Forbearance  Agreement  with  Digi-

Data   pursuant   to   which     Digi-Data   shall   pay   to   iGambit   Six   Hundred   Forty-Six

Thousand,  Six  Hundred  Sixty-Eight  Dollars  and  Sixty-Seven  Cents  ($646,668.67)  (the

“Settlement Amount”) in full satisfaction of the Judgment.

Initial  Payment:  Digi-Data  shall  pay  the  Settlement  Amount  by  delivering  Twenty-Five

Thousand  Dollars  and  No  Cents  ($25,000.00)  to  iGambit  upon  the  execution  of  this

Agreement  (“Initial  Payment”),  and  delivering  the  remaining  Six  Hundred  Twenty-One

Thousand,  Six  Hundred  Sixty-Eight  Dollars  and  Sixty-Seven  Cents  ($621,668.67),  plus interest  at  a  rate  of  6%  per  annum  (calculated  at  Actual/360)  (the  “Remaining  Balance”)

to iGambit.

Monthly  Payments:   Commencing  thirty  (30)  calendar  days  after  the  Effective  Date,  and continuing  for  the  three  following  months,  Digi-Data  shall  make  monthly  payments  of

Twelve Thousand, Five Hundred Dollars and No Cents ($12,500.00) to iGambit (each, an

“Initial  Monthly  Payment”).   Thirty  (30)  calendar  days  after  the  fourth  Initial  Monthly

Payment  is  made, Digi-Data shall commence  making a  monthly payment  of  Twenty-Five

Thousand  Dollars  and  No  Cents  ($25,000.00)  to  iGambit  until  the  Remaining  Balance  is

paid  in  full  (each,  a  “Subsequent  Monthly  Payment”).   Such  Initial  Monthly  Payments

and   Subsequent   Monthly   Payments   shall   be   credited   to   payment   of   the   Settlement

Amount  and  Remaining  Balance,  with  payment  being  first  applied  to  accrued  and/or outstanding interests, then to principal.

Line  of  Credit  Payments:    In  the  event  that  Digi-Data  obtains  a  new  line  of  credit subsequent  to  the  Effective  Date  under  terms  acceptable  to  Digi-Data  in  the  amount  of

Three  Million  Dollars  and  No  Cents  ($3,000,000.00)  or  greater  it  shall,  within  fifteen

(15)  calendar  days  upon  obtaining  such  funding,  pay  the  full  Remaining  Balance  to

iGambit  (the  “LOC  Payment”).   In  the  event  that  Digi-Data  obtains  a  new  line  of  credit subsequent to the Effective Date under terms acceptable to Digi-Data for any amount less

than   Three   Million   Dollars   and   No   Cents   ($3,000,000.00)   that   is   secured   by   its

receivables  it  shall,  within  fifteen  (15)  calendar  days  of  obtaining  such  funding,  pay

Twenty-Five  Thousand  Dollars  and  No  Cents  ($25,000.00)  to  iGambit  (the  “Receivables

Payment”).   Such  Receivables  Payment  shall  be  credited  to  payment  of  the  Settlement

Amount  and  Remaining  Balance,  with  payment  being  first  applied  to  accrued  and/or outstanding interests, then to principal.

Digi-Data  Sale:   In  the  event  of  a  Digi-Data  Sale,  iGambit  shall  be  paid  the  Remaining

Balance  at  closing  of  any  such   Digi-Data  Sale   as   provided  in   paragraph   2,  below.

iGambit  acknowledges  that,  if  the  Digi-Data  Sale  is  a  sale  or  sales  of  the  Digi-Data

Assets,  there  may  be  insufficient  proceeds  to  pay  the  Remaining  Balance  in  full.   If  the

Digi-Data  Sale  is  a  sale  or  sales  of  the  stock  of  Digi-Data  and  there  are  insufficient proceeds  at  closing  to  pay  the  Remaining  Balance  in  full,  iGambit  shall  continue  to receive the Subsequent Monthly Payment until the full Remaining Balance is paid.

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

Note 14 – Rescission of Purchase Agreement for Acquisition of IGX Global Inc. and

IGX Global UK Limited

On   April   8,   2013,   the   Company   and   its   wholly   owned   subsidiary,   IGXGLOBAL,

CORP.entered  into,  and  became  obligated  under,  a  transaction  to  rescind  the  Company’s

purchase  agreement  dated  December  28,  2012  (the  “Purchase  Agreement”)  with    IGX

Global   Inc.(“IGXUS”),   IGX   Global   UK   Limited   (“IGXUK”)   and   Tomas   Duffy

(“DUFFY”) the sole shareholder of both IGXUK and IGXUS.

Under  the  Purchase  Agreement,  the  Company  intended  to  purchase,as  of  December  31,

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

Statements  of  Operations.   The  balance  due  from  IGX  was  $239,779  at  December  31,

2013.