Form 10-Q
period 2014-03-31
iGambit, Inc.
filed 2014-05-14
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

 ☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2014

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

Yes ☐     No ☑

The Registrant had 25,247,853shares of its common stock outstanding as of May 14, 2014.

iGambit Inc.

Form 10-Q

Page

No.

Part I — Financial Information

Item 1.

Financial Statements:

Condensed Consolidated Balance Sheets

1

Condensed Consolidated Statements of Income

2

Condensed Consolidated Statements of Cash Flows

3

Notes to Condensed Consolidated Financial Statements

4

Item 2.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

19

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

25

Item 4.

Controls and Procedures

25

Part II — Other Information

Item 1.

Legal Proceedings

25

Item 1A.

Risk Factors

27

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

27

Item 3.

Defaults upon Senior Securities

27

Item 4.

Removed and Reserved

27

Item 5.

Other Information

27

Item 6.

Exhibits

27

EX-31.1

EX-31.2

EX-32.1

EX-32.2

i

IGAMBIT INC.

PART I — FINANCIAL INFORMATION

IGAMBIT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31,

2014

DECEMBER 31,

(Unaudited)

2013

ASSETS

Current assets

Cash

$

28,607

$

26,870

Accounts receivable, net

102,711

135,292

Prepaid expenses

24,794

10,590

Due from rescission agreement

229,779

239,779

Assets from discontinued operations, net

612,070

638,215

Total current assets

997,961

1,050,746

Property and equipment, net

12,011

11,176

Other assets

Deposits

12,132

9,420

$

1,022,104

$

1,071,342

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable

$

397,069

$

316,566

Convertible note payable, net

74,750

40,250

Derivative liability

152,076

152,076

Note payable - related party

--

6,263

Loan payable - stockholder

3,600

--

Total current liabilities

627,495

515,155

Stockholders' equity

Common stock, $.001 par value; authorized - 75,000,000 shares;

issued and outstanding - 25,044,056 shares in 2014 and 2013,

respectively

25,044

25,044

Additional paid-in capital

2,729,000

2,729,000

Accumulated deficit

(2,359,435)

(2,197,857)

Total stockholders' equity

394,609

556,187

$

1,022,104

$

1,071,342

IGAMBIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

2014

2013

Sales

$

240,213

$

362,821

Cost of sales

102,912

115,770

Gross profit

137,301

247,051

Operating expenses

General and administrative expenses

272,267

449,027

Loss from operations

(134,966)

(201,976)

Other income (expenses)

Interest expense

(3,467)

(638)

Amortization of debt discount

(34,500)

--

Total other income (expenses)

(37,967)

(638)

Loss from continuing operations

(172,933)

(202,614)

Income from discontinued operations

11,355

--

Net loss

$

(161,578)

$

(202,614)

Basic and fully diluted loss per common share

$

(.01)

$

(.01)

Weighted average common shares outstanding

25,044,056

25,044,056

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

2014

2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss

$    (161,578)

$    (202,614)

Adjustments to reconcile net loss to net

cash provided (used) by operating activities

Income from discontinued operations

(11,355)

--

Depreciation

1,191

1,538

Debt discount amortization

34,500

--

Increase (Decrease) in cash flows as a result of

changes in asset and liability account balances:

Accounts receivable

32,581

1,396

Prepaid expenses

(14,204)

14,583

Due from rescission agreement

10,000

--

Accounts payable

74,240

(3,213)

Deferred income

--

130,000

Net cash used by continuing operating activities

(34,625)

(58,310)

Net cash provided by discontinued operating activities

37,500

--

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES

2,875

(58,310)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment

(2,026)

--

(Increase) decrease in deposits

(2,712)

2,850

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES

(4,738)

2,850

NET CASH PROVIDED BY FINANCING ACTIVITIES:

Proceeds from stockholder's loan

3,600

--

NET INCREASE (DECREASE) IN CASH

1,737

(55,460)

CASH - BEGINNING OF PERIOD

26,870

104,721

CASH - END OF PERIOD

$

28,607

$

49,261

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest

$

1,425

$

638

IGAMBIT INC.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2014 and 2013

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

Interim Financial Statements

The  following (a) condensed  consolidated  balance  sheet  as  of December 31, 2013,  which has  been  derived  from  audited  financial  statements,  and  (b)  the  unaudited  condensed

consolidated   interim   financial   statements   of   the   Company   have   been   prepared   in

accordance   with   the   instructions   to   Form   10-Q   and   Rule   8-03   of   Regulation   S-X.

Accordingly,  they  do  not  include  all  of  the  information  and  footnotes  required  by  GAAP

for   complete   financial   statements.   In   the   opinion   of   management,   all   adjustments

(consisting  of  normal  recurring  accruals)  considered  necessary  for  a  fair  presentation have been  included.  Operating results  for the three  months ended  March  31, 2014 are not necessarily  indicative  of  results  that  may  be  expected  for  the  year  ending  December  31,

2014.  These  condensed  consolidated  financial  statements  should  be  read  in  conjunction with  the  audited  consolidated  financial  statements  and  notes  thereto  for  the  year  ended

December  31,  2013  included  in  the  Company’s  Annual  Report  on  Form  10-K,  filed  with the Securities and Exchange Commission (“SEC”) on April 1, 2014.

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

31, 2011, the last year of payments.

The  assets  of  the  discontinued  operations  are  presented  in  the  balance  sheets  under  the

captions    “Assets    from    discontinued    operations”.    The    underlying    assets    of    the

discontinued  operations  consist  of  accounts  receivable  of  $533,090  and  $570,590  as  of

March  31,  2014  and  December  31,  2013,  respectively,  and  of  accrued  interest  receivable of $78,980 as of March 31, 2014.

Accounts Receivable

Assets  from  discontinued  operations,  net  includes  accounts  receivable  which  represents

50%  of  contingency  payments  earned  for  the  previous  quarters.The  reserve  for  bad  debts of $250,000 charged to operations  in 2010 was reversed in  connection with the Summary

Judgment  and  Forbearance  Agreement  described  in  Note  11.Also  included  is  accrued interest receivable of $78,980 recorded for interest  granted on the balance due  from Digi-

data through March 31, 2014.

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

Advertising Costs

The  Company  expenses  advertising  costs  as  incurred.    Advertising  costs  for  the  three

months ended March 31, 2014 and 2013 were $843 and $1,989, respectively.

Cash and Cash Equivalents

For  purposes  of  reporting  cash  flows,  cash  and  cash  equivalents  include  checking  and money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

Accounts Receivable

The   Company   analyzes   the   collectability   of   accounts   receivable   from   continuing

operations   each   accounting   period   and   adjusts   its   allowance   for   doubtful   accounts

accordingly.   A  considerable  amount  of  judgment  is  required  in  assessing  the  realization of  accounts  receivables,  including  the  creditworthiness  of  each  customer,  current  and

historical  collection  history  and  the  related  aging  of  past  due  balances.   The  Company

evaluates  specific  accounts  when  it  becomes  aware  of  information  indicating  that  a customer  may  not  be  able  to  meet  its  financial  obligations  due  to  deterioration  of  its financial  condition,  lower  credit  ratings,  bankruptcy  or  other  factors  affecting  the  ability to render payment.  Allowance  for doubtful  accounts  was  $17,865 at  March 31, 2014 and

December  31,  2013,  respectively.   There  was  no  bad  debt  expense  charged  to  operations for the three months ended March 31, 2014 and 2013, respectively.

Property and equipment and depreciation

Property  and  equipment  are  stated  at  cost.   Depreciation  for  both  financial  reporting  and

income  tax  purposes  is  computed  using  combinations  of  the  straight  line  and  accelerated

methods   over   the   estimated   lives   of   the   respective   assets.Computer   equipment   is

depreciated   over   5   years   and   furniture   and   fixtures   are   depreciated   over   7   years.

Maintenance  and  repairs  are  charged  to  expense  when  incurred.    When  property  and

equipment   are   retired   or   otherwise   disposed   of,   the   related   cost   and   accumulated

depreciation  are  removed  from the  respective  accounts  and  any gain  or loss  is  credited  or charged to income.

Depreciation   expense   of$1,191   and   $1,538   was   charged   to   operations   for   the  three

months ended March 31, 2014 and 2013, respectively.

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

Three Months Ended

March 31,

2014

2013

Stock options

668,900

1,268,900

Stock warrants

275,000

275,000

Total shares excluded from calculation

943,900

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

Options

In  2006,  the  Company  adopted  the  2006Long-Term  Incentive  Plan  (the  "2006  Plan").

Awards  granted  under  the  2006  Plan  have  a  ten-year  term  and  may  be  incentive  stock options,  non-qualified  stock  options  or  warrants.  The  awards  are  granted  at  an  exercise price  equal to the  fair market value  on the date of  grant  and  generally vest  over a  three  or four  year  period.  The  Plan  expired  on  December  31,  2009,  therefore  as  of  March31,

2014,  there  was  no  unrecognized  compensation  cost  related  to  non-vested  share-based compensation arrangements granted under the 2006 plan.

The  2006  Plan  provided  for  the  granting  of  options  to  purchase  up  to  10,000,000  shares of  common  stock.  8,146,900  options  have  been  issued  under  the  plan  to  date  of  which

7,157,038  have  beenexercised  and  692,962  have  expired  to  date.  There  were296,900 options outstanding under the  2006 Plan on its expiration date of December 31, 2009. All options issued subsequent to this date were not issued pursuant to any plan.

Stock option activity during the three months ended March 31, 2014 and 2013 follows:

Weighted

Average

Weighted

Remaining

Weighted

Average

Average

Contractual

Options

Grant-DateFair

Life

Outstanding

Exercise Price

Value

(Years)

Options outstanding at

December 31, 2012

1,268,900

$

0.08

$

0.10

6.16

No option activity

--

--

--

Options outstanding at

March 31, 2013

1,268,900

$

0.08

$

0.10

5.91

Options outstanding at

December 31, 2013

668,900

$

0.06

$

0.10

4.69

No option activity

--

--

--

Options outstanding at

March 31, 2014

668,900

$

0.06

$

0.10

4.44

Options outstanding at March 31, 2014 consist of:

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

Warrant activity during the three months ended March 31, 2014 and 2013follows:

(1)Weighted

Average

Weighted

Remaining

Weighted

Average

Average

Contractual

Warrants

Grant-Date Fair

Outstanding

Exercise Price

Value

Life (Years)

Warrants outstanding

at December 31, 2012

275,000

$

0.94

$

0.10

6.42

No warrant activity

--

--

--

Warrants outstanding

at March 31, 2013

275,000

$

0.94

$

0.10

6.17

Warrants outstanding

at December 31, 2013

275,000

$

0.94

$

0.10

5.42

No warrant activity

--

--

--

Warrants outstanding

at March 31, 2014

275,000

$

0.94

$

0.10

5.17

(1)  Exclusive of 25,000 warrants expiring 2 years after initial IPO.

Warrants outstanding at March 31, 2014 consist of:

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

The  Note,  including  accrued  interest  is  due  June  18,  2014  and  is  convertible  any  time after  180  days  at  the  option  of  the  holder  into  shares  of  the  Company’s  common  stockat

55%  of  the  average  stock  price  of  the  lowest  3  closing  bid  prices  during  the  10  trading day period ending on the latest complete trading day prior to the conversion date.  Interest expense  on  the  convertible  note  of  $2,042  was  recorded  for  the  three  months  ended

March 31, 2014.

Initially  the  Company  had  anticipated  repaying  the  obligation  prior  to  the  effective  date

of  the  holder  electing  to  convert.   Since  the  effective  date  of  the  election  to  convert  has passed  the  Company  recorded  a  debt  discount  related  to  identified  embedded  derivatives relating  to  conversion  features  and  a  reset  provisions  (see  Note  7)  based  fair  values  as  of

the  inception  date  of  the  Note.   The  calculated  debt  discount  equaled  the  face  of  the  note

and  is  being  amortized  over  the  term  of  the  note.   During  the  three  months  ended  March

31, 2014, the Company amortized $34,500 of debt discount.

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

The fair value of the embedded derivatives at  March 31, 2014 and December 31, 2013, in the  amount  of $152,076,  respectively,  was  determined  using the  Binomial  Option  Pricing

Model  based  on  the  following  assumptions:  (1)  dividend  yield  of  0%;  (2)  expected volatility of  243.00%,  (3)  weighted  average  risk-free  interest  rate  of  0.09%,  (4)  expected lives  of  0.72  to  0.75  years,  and  (5)  estimated  fair  value  of  the  Company’s  common  stock

of  $0.51   per   share.  The   Company  recorded   interest   expense  from   the   excessof  the

derivative  liability over  the  convertible  note  of  $48,576  during  the  year  ended  December

31, 2013.

Based  upon  ASC  840-15-25  (EITF  Issue  00-19,  paragraph  11)  the  Company has  adopted

a   sequencing   approach   regarding   the   application   of   ASC   815-40   to   its   outstanding

convertible   note.   Pursuant   to   the   sequencing   approach,   the   Company   evaluates   its

contracts based upon earliest issuance date.

Note 8 - Income Taxes

Quarter Ended March 31,

2014   2013

Effective tax rate

0.0% 0.0%

A full valuation allowance was recorded against the Company’s net deferred tax assets. A valuation  allowance  must  be  established  if  it  is  more  likely  than  not  that  the  deferred  tax assets  will  not  be  realized.  This  assessment  is  based  upon  consideration  of  available positive and negative  evidence, which includes, among other things, the Company’s  most recent  results  of  operations  and  expected  future  profitability.  Based  on  the  Company’s cumulative  losses  in  recent  years,  a  full  valuation  allowance  against  the  Company’s deferred  tax  assets  has  been  established  as  Management  believes  that  the  Company  will not realize the benefit of those deferred tax assets.

Note 9 - Retirement Plan

Gotham  as  adopted  the  Gotham  Innovation  Lab,  Inc.  SIMPLE  IRA  Plan,  which  covers substantially  all  employees.  Participating  employees  may  elect  to  contribute,  on  a  tax-

deferred  basis,  a  portion  of  their  compensation  in  accordance  with  Section  408  (a)  of  the

Internal  Revenue  Code.  The  Company matches  up  to  3%  of  employee  contributions. The

Company's contributions to the plan for the three months ended March 31, 2014 and 2013 were $2,149 and$6,522, respectively.

Note 10 – Concentrations and Credit Risk

Sales and Accounts Receivable

Gotham  had  sales  to  one  customer  which  accounted  for  approximately  65%of  Gotham’s total  sales  for  the  three  months  ended  March  31,  2014.The  customer  accounted  for approximately 62%of accounts receivable at March 31, 2014.

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

March 31, 2014. As of December 31, 2013, the Company had no amounts of cash or cash equivalents  in  financial  institutions  in  excess  of  amounts  insured  by  agencies  of  the  U.S.

Government,  the  limit  of  which  is  $250,000.   The  Company  did  not  have  any  interest-

bearing accounts at March 31, 2014 and December 31, 2013, respectively.

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

Upon  adoption  of  ASC  825-10,  there  was  no  cumulative  effect  adjustment  to  beginning retained earnings and no impact on the consolidated financial statements.

The  carrying  value  of  the  Company’s  cash  and  cash  equivalents,  accounts  receivable,

accounts  payable,  short-term  borrowings  (including  convertible  note  payable),  and  other current assets and liabilities approximate fair value because of their short-term maturity.

As  of March  31,  2014  and  December 31, 2013, the  Company did  not  have  any items  that would be classified as level 1 or 2 disclosures.

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

As  of March  31,  2014  and  December 31, 2013, the  Company did  not  have  any derivative instruments that were designated as hedges.

The  derivative  liability  as  of  March  31,  2014  and  December  31,  2013,  in  the  amount  of

$152,076,  respectively has  a  level  3  classification.   Further, there  were  no  changes  in  fair

value  of  the  Company’s  level  3  financial  liabilities  during the  three  months  ended  March

31, 2014.

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

Note 12 - Related Party Transactions

Note Payable – Related Party

Gotham  was  provided  a  loan  which  was  due  on  December  31,  2013  from  an  entity  that

was   previously   a   related   party.     The   balance   of   $6,263   has   not   been   paid   and   is

accordingly included in accounts payable at March 31, 2014.

Loan Payable - Stockholder

A  stockholder/officer  of  the  Company  made  cash  advances  totaling  $3,600  on  behalf  of the Company.  The loan does not bear interest and will be repaid by December 31, 2014.

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

Total   future   minimum   annual   lease  payments   under   the   lease   for   the   years   ending

December 31 are as follows:

2014

$    14,130

2015

19,080

2016

19,440

2017

3,240

$    55,890

Rent  expense  of  $17,456  and  $20,750  was  charged  to  operations  for  the  three  months ended March 31, 2014 and 2013, respectively.

Contingencies

The  Company  provides  accruals  for  costs  associated  with  the  estimated  resolution  of contingencies  at  the  earliest  date  at  which  it  is  deemed  probable  that  a  liability  has  been incurred and the amount of such liability can be reasonably estimated.

Litigation

Digi-Data Corporation

In  connection  with  the  asset  purchase  agreement  discussed  in  Note  2,  the  Company  filed a  complaint  against  Digi-Data  on  October  1,  2012  for  unpaid  contingency  payments

owed   to   the   Company   totaling   $570,590   at   December   31,   2013,   exclusive   of   an

allowance  for  bad  debts  of  $250,000.On  or  about  December  3,  2012,  Digi-Data  filed  its

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

2013,   Digi-Data   provided   discovery   to   the   Company.   No   depositions   have   been

scheduled  as  of  the  date  of  this  report  ,nor  has  the  Company  received  any  information from  Digi-data  regarding  any  specific  quantified  “damages”  directly  resulting  from  this

Order  or  the  settlement  agreement  between  Verizon  and  the  Plaintiff.   On  April  4,  2013,

an  Order  of  Dismissal  in  the  Verizon  Patent  Litigation  was  filed.   The  Dismissal  is  with

prejudice  with  each  party to  bear  its  own  costs  and  fees.   On  May 24, 2013,the  Company

filed  a  Motion  for  Summary  Judgment  with  the  Court  asking  the  Court  to  move  in  its favor  against  DDC  for  the  entire  outstanding  balance  due  along  with  attorney’s  fees  and post  and  pre-judgment  interest  as  applicable  under  Maryland  Law.  On  June  11,  2013,

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

Initial   Payment:   Data   shall   pay   the   Settlement   Amount   by   delivering   Twenty-Five

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

Assets,  there  may  be  insufficient  proceeds  to  pay  the  Remaining  Balance  in  full.   If  the

Digi-Data  Sale  is  a  sale  or  sales  of  the  stock  of  Digi-Data  and  there  are  insufficient proceeds  at  closing  to  pay  the  Remaining  Balance  in  full,  iGambit  shall  continue  to receive the Subsequent Monthly Payment until the full Remaining Balance is paid. On May 12, 2014, Digi-Data paid the full balance due on the judgment plus all accrued interest upon the sale of Digi-Data.

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

$300,000.  As  a  result  of  the  IGX  transaction,  as  described  in  Note  12,  BHC  initially  felt entitled  to  $300,000.  The  Company  has  taken  a  position  that  since  the  transaction  has been  rescinded,  that  the  fee  is  has  not  been  earned  and  thus  not  to  be  paid.While  the

ultimate   outcome   of   this   matter   is   not   presently   determinable,   it   is   the   opinion   of

management  that  the resolution of any outstanding claim will not have  a  material adverse effect on the financial position or results of operations of the Company.

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

The   consideration   from   IGX   totaling  $755,000   is   reported   as   Other   Income   in   the

Statements  of  Operations  for  the  year  ended  December  31,  2013.   The  balance  due  from

IGX   was   $229,779   and   $239,779   at   March   31,   2014   and   December   31,   2013,

respectively.

Note 15 – Subsequent Events

In  connection  with  the  convertible  note  payable  (see  Note  6),  on  April  1,  2014,  the  note holder  elected  to  convert  $10,000  principal  amount  of  the  Note  into  90,909  shares  of common stock at a conversion price of $.11 per share.  On April 24, 2014, the note holder elected to convert an additional $12,000 principal amount of the Note into 112,888 shares

of  common  stock  at  a  conversion  price  of  $.1063  per  share.    The  remaining  principal

balance after the conversions is $81,500.

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

Accounts Receivable

We  analyze  the  collectability  of  accounts  receivable  from  continuing  operations each  accounting  period  and  adjust  our  allowance  for  doubtful  accounts  accordingly.  A considerable  amount  of  judgment  is  required  in  assessing  the  realization  of  accounts

receivables,  including  the    creditworthiness  of  each  customer,  current  and  historical

collection  history  and  the  related  aging  of  past  due  balances.   We   evaluate  specific

accounts  when  we  become  aware  of  information  indicating  that  a  customer  may  not  be able  to  meet  its  financial  obligations  due  to  deterioration  of  its  financial  condition,  lower credit  ratings,  bankruptcy  or  other  factors  affecting  the  ability  to  render  payment.  There was  no  bad  debt  expense  charged  to  operations  for  three  months  ended  March  31,  2014 and 2013, respectively.

Assets   from   discontinued   operations,   net   includes   accounts   receivable   which

represents  50%  of  contingency  payments  earned  for  the  previous  quarters.  The  reserve for bad  debts  of $250,000 charged  to operations  in  2010  was  reversed  in  connection  with the  Summary  Judgment  and  Forbearance  Agreement  described  in  Note  11.Also  included is  accrued  interest  receivable  of  $78,980  recorded  for  interest  granted  on  the  balance  due from Digi-data through March 31, 2014.

Property and equipment and depreciation

Property   and   equipment   are   stated   at   cost.     Depreciation   for   both   financial

reporting  and  income  tax  purposes  is  computed  using  combinations  of  the  straight  line

and   accelerated   methods   over   the  estimated   lives   of  the   respective   assets.Computer

equipment  is  depreciated  over  5  years  and  furniture  and  fixtures  are  depreciated  over  7

years.   Maintenance  and  repairs  are  charged  to  expense  when  incurred.   When  property

and  equipment  are  retired  or  otherwise  disposed  of,  the  related  cost  and  accumulated depreciation  are  removed  from the  respective  accounts  and  any gain  or loss  is  credited  or charged to income.

Depreciation  expense  of  $1,191  and  $1,538  was  charged  to  operations  for  the three months ended March 31, 2014 and 2013, respectively.

Stock-Based Compensation

We    account    for    our    stock-based    awards    granted    under    our    employee

compensation  plan  in  accordance  with  ASC  Topic  No.  718-20,  Awards  Classified  as

Equity,  which  requires  the  measurement  of  compensation  expense  for  all  share-based compensation  granted  to  employees  and  non-employee  directors  at  fair  value  on  the  date of  grant  and  recognition  of  compensation  expense  over  the  related  service  period  for awards  expected  to  vest.  We  use  the  Black-Scholes  option  valuation  model  to  estimate the  fair  value  of  our  stock  options  and  warrants.  The  Black-Scholes  option  valuation model  requires  the  input  of  highly  subjective  assumptions  including  the  expected  stock price  volatility of  our  common  stock.  Changes  in  these  subjective  input  assumptions  can materially affect the fair value estimate of our stock options and warrants.

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

Convertible Note

On  September  16,  2013,  we  issued  an  8%  convertible  note  in  the  aggregate principal  amount  of  $103,500,  convertible  into  shares  of  the  Company’s  common  stock.

The  Note,  including  accrued  interest  is  due  June  18,  2014  and  is  convertible  any  time after  180  days  at  the  option  of  the  holder  into  shares  of  our  common  stock  at  55%  of  the average  stock  price  of  the  lowest  3  closing  bid  prices  during  the  10  trading  day  period ending on the latest complete trading day prior to the conversion date. Interest expense on the convertible note of $2,405 was recorded for the year ended December 31, 2013.

Initially  we  anticipated  repaying  the  obligation  prior  to  the  effective  date  of  the

holder  electing  to  convert.   Since  the  effective  date  of  the  election  to  convert  has  passed

we   recorded   a   debt   discount   related   to   identified   embedded   derivatives   relating   to

conversion  features  and  a  reset  provisions  (see  Note  7)  based  fair  values  as  of  the

inception  date of the  Note.   The  calculated debt  discount  equaled  the  face  of the  note and

is  being amortized over the  term of the  note.   During the  year  ended  December  31,  2013,

we amortized $40,250 of debt discount.

Derivative Liability

During the year ended December 31, 2013, we issued a convertible note.

The note is convertible into common stock, at the  holders’ option, at  a discount to the  market  price  of  our  common  stock.  We  identified  embedded  derivatives  included  in

these   notes   as   a   result   of   certain   anti-dilutive   (reset)   provisions,   related   to   certain

conversion features. The accounting treatment of derivative financial instruments requires that  we  record  the  fair  value  of  the  derivatives  as  of  the  inception  date  of  the  convertible note  and  debt  discount  amortization  to  fair  value  as  of  each  subsequent  reporting  date.

This  resulted  in  a  fair  value  of  derivative  liability  of  $152,076  in  which  to  the  extent  of the  face  value  of convertible  note was  treated  as  debt  discount  with  the  remainder treated as interest expense.

The  fair  value  of  the  embedded  derivatives  at  December  31,  2013,  in  the  amount of  $152,076,  was  determined  using  the  Binomial  Option  Pricing  Model  based  on  the following  assumptions:  (1)  dividend  yield  of  0%;  (2)  expected  volatility  of  243.00%,  (3)

weighted average  risk-free interest rate of 0.09%, (4) expected lives of 0.72 to 0.75 years,

and  (5)  estimated  fair  value  of  our  common  stock  of  $0.51  per  share.  We  recorded interest  expense  from  the  excess  of  the  derivative  liability  over  the  convertible  note  of

$48,576 during the year ended December 31, 2013.

Based  upon  ASC  840-15-25  (EITF  Issue  00-19,  paragraph  11)  we  adopted  a

sequencing   approach   regarding   the   application   of   ASC   815-40   to   its   outstanding

convertible  note.  Pursuant  to  the  sequencing  approach,  we  evaluate  its  contracts  based upon earliest issuance date.

INTRODUCTION

iGambit  is  a  company  focused  on  the  technology  markets.  Our  sole  operating

subsidiary,   Gotham   Innovation   Lab,   Inc.,   is   in   the   business   of   providing   media

technology   services   to   the   real   estate   industry.   We   are   focused   on   expanding   the

operations of Gotham by marketing the company to existing and potential new clients.

Assets.At   March   31,   2014,   we   had   $1,022,104   in   total  assets,   compared   to

$1,071,342  at  December  31,  2013.  The  decrease  in  total  assets  was  primarily  due  to  the decrease in accounts receivable and the decrease in assets from discontinued operations.

Liabilities.At  March  31,  2014,  our  total  liabilities  were  $627,495  compared  to

$515,155  at  December  31,  2013.  Our  total  liabilities  at  March  31,  2014  consisted  of

accounts   payable   of   $397,069,   a   convertible   note   payable   of   $74,750,   a   derivative

liability for certain provisions of the convertible note of $152,076 and a loan payable to a stockholder  of  $3,600,  whereas  our  total  liabilities  as  of  December 31,  2013  consisted  of

accounts   payable   of   $316,566,   a   convertible   note   payable   of   $40.250,   a   derivative

liability for  certain  provisions  of  the  convertible  note  of  $152,076  and  a  note  to  a  related party  of  $6,263.  The  increase  in  liabilities  was  primarily  due  to  a  derivative  liability recorded  for  the  issuance  of  a  convertible  note  payable  to  an  unrelated  party.  We  do  not have any long term liabilities.

Stockholders’  Equity.  Our  stockholders’  equity  decreased  to  $394,609  at  March

31,  2014  from  $556,187  atDecember  31,  2013.   This  decrease  was  primarily  due  to  an

increase  in  accumulated  deficit  from  $(2,197,857)  at  December  31,  2013  to  $(2,359,435)

at  March  31,  2014,  resulting  from  losses  from  operations  of  $(134,966)  for  the  three months ended March 31, 2014.

THREE   MONTHS   ENDED   MARCH   31,   2014   AS   COMPARED   TO   THREE

MONTHS ENDED MARCH 31, 2013

Revenues  and  Cost  of  Sales.  We  had  $240,213  of  revenue  during  the  three months ended  March  31,  2014 compared  to revenue of $362,821 during the three  months ended  March  31,  2013.  The  decrease  in  revenue  was  due  primarily  to  a  decrease  in revenue  generated  by  our  Gotham  subsidiary  as  result  of  transitioning  out  our  customer technical  services  division  and  focusing  more  on  the  real  estate  photography  division.

The  decrease  in  our  cost  of  goods  sold  for  the  three  months  ended  March  31,  2014  was due  to  a  decrease  in  the  cost  of  the  outsourced  photography vendors  utilized  by  Gotham.

In  addition  to  Gotham’s  operations,  we  had  income  from  discontinued  operations  of

$0and   $11,355for   the   three   months   ended   March   31,   2013and   March   31,   2014,

respectively.

General   and   AdministrativeExpenses.   General   and   Administrative   Expenses

decreased  to  272,267  for  the  three  months  ended  March  31,  2014  from  $449,027  for  the three  months  ended  March  31,  2013.  For  the  three  months  ended  March  31,  2014  our

General  and  Administrative  Expenses  consisted  of  corporate  administrative  expenses  of

$74,221,  legal  and  accounting  fees  of  $36,336,health  insurance  expenses  of  $19,887,

directors  and  officers  insurance  expenses  of  $10,924  and  payroll  expenses  of  130,899.

For  the  three  months  ended  March  31,  2013  our  General  and  Administrative  Expenses

consisted  of  corporate  administrative  expenses  of  $95,990,  legal  and  accounting  fees  of

$27,284, health insurance expenses of $22,088, commissions and finder’s fees of $25,000 and payroll expenses of $279,303.. The decreases from the three months ended March 31,

2013  to  the  three  months  ended  March  31,  2014  relate  primarily  to:  (i) a  decrease  in payroll  expenses;  and  (ii) a  decrease  in  general  and  administrative  costs  associated  with the  operation  of  our  Gotham  subsidiary.  Costs  associated  with  our  officers’  salaries  and the  operation  of  our  Gotham  subsidiary  should  remain  level  going  forward,  subject  to  a material  expansion in the business  operations  of Gotham which would likely increase  our corporate administrative expenses.

Other   Income   (Expense)   and   Taxes.   There  was   no   interest   income   and   no

income  tax  benefit  for  the  three  months  ended  March  31,  2014and  March  31,  2013,

respectively.

LIQUIDITY AND CAPITAL RESOURCES

General

As  reflected  in  the  accompanying  consolidated  financial  statements,  at  March  31,

2014,  we  had  $28,607of  cash  and  stockholders’  equity  of  $394,609  as  compared  to

$26,870  and  $556,187  at  December  31,  2013.  At  March  31,  2014  we  had  $1,022,104  in

total assets, compared to $1,071,342 at December 31, 2013.

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

Cash Flow Activity

Net  cash  used  by  operating  activities  was  $34,625  for  the  three  months  ended

March  31,  2014,  compared  to  net  cash  used  by  operating  activities  of  $58,310  for  the three  months  ended  March  31,  2013.  Our  primary  source  of  operating  cash  flows  from continuing  operating  activities  for  the  three  months  ended  March  31,  2014  was  from  our

Gotham  subsidiary’s  revenues  of  $240,213  and  $362,821  for  the  three  months  ended

March  31,  2013.   Additional  contributing  factors  to  the  change  were  from  a  decrease  in accounts  receivable  of  $32,581,  an  increase  in  prepaid  expenses  of  $14,204,  an  increase in  accounts  payable  of  $74,240  and  a  receivable  due  from  the  IGX  rescission  agreement

of  $10,000.   Net  cash  provided  by  discontinued  operating  activities  was  $37,500  for  the

three   months   ended   March   31,   2014   and   cash   provided   by   discontinued   operating

activities  was  $0  for  the  three  months  ended  March  31,  2013.The  $37,500  cash  provided by  discontinued  operations  for  the  three  months  ended  March  31,  2014,  was  $37,500  in cash payments  received from DDC which was offset by a decrease in accounts receivable included in the Assets from Discontinued Operations.

Cash  used  in  investing  activities  was  $4,738  for  the  three  months  ended  March  31,

2014  and  Cash  provided  by  investing  activities  was  $2,850  for  the  three  months  ended

March  31,  2013.   For  the  three  months  ended  March  31,  2014the  primary  source  of  cash provided  by  investing  activities  was  $2,026from  the  purchase  of  property  and  equipment

and  an  increase  in  deposits  of  $2,712.   For  the  three  months  ended  March  31,  2013  the

source of cash provided by investing activities was from a decrease in deposits of $2,850.

Cash  provided  by financing activities  was  $3,600  for  the  three  months  ended  March

31,  2014  compared  to  $0  for  the  three  months  ended  March  31,  2013.  The  cash  provided by  financing  activities  for  the  three  months  ended  March  31,  2013was  a  loan  of  $3,600 from a stockholder.

Supplemental Cash Flow Activity

In  the  three  months  ended  March  31,  2014  the  company  paid  interest  of  $1,425 compared to interest of $638 in the three months ended March 31, 2013.

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

15d-15(e) under the Exchange Act as of March 31, 2012. Based upon that evaluation, our

Chief   Executive   Officer   and   Chief   Financial   Officer   concluded   that   our   disclosure

controls and procedures were effective as of March 31, 2014.

Change in Internal Controls

During  the  quarter  ended  March 31,  2014,  there  were  no  changes  in  our  internal

control  over   financial  reporting  that   materially  affected,   or   are  reasonably  likely  to

materially affect, our internal control over financial reporting.

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

On May 12, 2014, Digi-Data paid the full balance due on the judgment plus all accrued interest upon the sale of Digi-Data.

Item 1A.  Risk Factors.

Not required

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

In  connection  with  the  convertible  note  payable  (see  Note  6),  on  April  1,  2014,

the  note  holder  elected  to  convert  $10,000  principal  amount  of  the  Note  into  90,909

shares  of  common  stock  at  a  conversion  price  of  $.11  per  share.   On  April  24,  2014,  the

note  holder  elected  to  convert  an  additional  $12,000  principal  amount  of  the  Note  into

112,888   shares   of   common   stock   at   a   conversion   price   of   $.1063   per   share.    The

remaining principal balance after the conversions is $81,500.

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

14, 2014.

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