Form 10-Q
period 2014-06-30
iGambit, Inc.
filed 2014-08-13
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Quarterly period ended June 30, 2014



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

90 days. Yes ☑     No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site,

if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T

(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was

required to submit and post such files). Yes ☑     No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and

“smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   Accelerated filer 

Non-accelerated filer 

Smaller reporting company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act). Yes      No ☑

The Registrant had 25,583,990 shares of its common stock outstanding as of August 13, 2014.

iGambit Inc.

Form 10-Q

Part I — Financial Information

1

Item 1.

Financial Statements:

1

Consolidated Balance Sheets

1

Consolidated Statements of Income

23

Consolidated Statements of Cash Flows

3

Notes to Consolidated Financial Statements

4

Item 2.

Management’s Discussion and Analysis of Financial Condition and Results of

Operations

19

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

26

Item 4.

Controls and Procedures

26

Part II — Other Information

26

Item 1.

Legal Proceedings

26

Item 1A.

Risk Factors

28

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

28

Item 3.

Defaults upon Senior Securities

28

Item 4.

Removed and Reserved

28

Item 5.

Other Information

28

Item 6.

Exhibits

28

EX-31.1

EX-31.2

EX-32.1

EX-32.2

IGAMBIT INC.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

IGAMBIT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30,

2014

DECEMBER 31,

2013

(Unaudited)

(Audited)

ASSETS

Current assets

Cash

$

589,689

$

26,870

Accounts receivable, net

97,406

135,292

Prepaid expenses

12,335

10,590

Due from rescission agreement

--

239,779

Assets from discontinued operations, net

--

638,215

Total current assets

699,430

1,050,746

Property and equipment, net

10,819

11,176

Other assets

Deposits

12,132

9,420

$

722,381

$

1,071,342

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable

$

329,836

$

316,566

Convertible note payable, net

--

40,250

Derivative liability

--

152,076

Note payable - related party

--

6,263

Loan payable - stockholder

3,100

--

Total current liabilities

332,936

515,155

Stockholders' equity

Common stock, $.001 par value; authorized - 75,000,000 shares;

issued and outstanding - 26,583,990 shares in 2014

and 25,044,056 shares in 2013, respectively

26,584

25,044

Additional paid-in capital

2,797,566

2,729,000

Accumulated deficit

(2,434,705)

(2,197,857)

Total stockholders' equity

389,445

556,187

$

722,381

$

1,071,342

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

THREE MONTHS

SIX MONTHS

ENDED

ENDED

JUNE 30,

JUNE 30,

2014

2013

2014

2013

Sales

$

310,424

$

411,719

$

550,637

$

774,540

Cost of sales

123,703

149,608

226,615

265,378

Gross profit

186,721

262,111

324,022

509,162

Operating expenses

General and administrative expenses

387,972

428,261

660,239

877,926

Loss from operations

(201,251)

(166,150)

(336,217)

(368,764)

Other income (expenses)

Income from rescission agreement

--

755,000

--

755,000

Gain on derivative liability

152,076

--

152,076

--

Amortization of debt discount

(28,750)

--

(63,250)

--

Interest expense

(3,521)

--

(6,988)

--

Total other income (expenses)

119,805

755,000

81,838

755,000

Income (loss) from continuing operations

(81,446)

588,850

(254,379)

386,236

Income from discontinued operations

6,176

--

17,531

--

Net income (loss)

$

(75,270)

$

588,850

$

(236,848)

$

386,236

Basic and fully diluted earnings (loss) per

common share:

Continuing operations

$

.00

$

.02

$

(.01)

$

.02

Discontinued operations

$

.00

$

.00

$

.00

$

.00

Net earnings (loss) per common share

$

(.00)

$

.02

$

(.01)

$

.02

Weighted average common shares outstanding

- basic

25,439,660

25,044,056

25,242,951

25,044,056

Weighted average common shares outstanding

- fully diluted

25,439,660

25,987,956

25,242,951

25,987,956

IGAMBIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,

(UNAUDITED)

2014

2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)

$     (236,848)

$

386,236

Adjustments to reconcile net loss to net

cash provided (used) by operating activities

Income from discontinued operations

(17,531)

--

Depreciation

2,383

3,211

Debt discount amortization

63,250

--

Stock-based compensation

21,106

--

Uncollectible portion of due from rescission agreement

50,779

--

Gain on derivative liability

(152,076)

--

Increase (Decrease) in cash flows as a result of

changes in asset and liability account balances:

Accounts receivable

37,886

(48,740)

Prepaid expenses

(1,745)

26,336

Due from rescission agreement

189,000

(331,000)

Accounts payable

7,007

(41,594)

Net cash used by continuing operating activities

(36,789)

(5,551)

Net cash provided by discontinued operating activities

655,746

--

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES

618,957

(5,551)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment

(2,026)

--

(Increase) decrease in deposits

(2,712)

2,850

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES

(4,738)

2,850

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from stockholder's loan

3,600

--

Repayments of stockholder's loan

(500)

--

Repayments of convertible note payable

(54,500)

--

NET CASH USED IN FINANCING ACTIVITIES

(51,400)

--

NET INCREASE (DECREASE) IN CASH

562,819

(2,701)

CASH - BEGINNING OF PERIOD

26,870

104,721

CASH - END OF PERIOD

$

589,689

$

102,020

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest

$

6,988

$

1,548

Non-cash investing and financing activities:

Note payable converted to common stock

$

(49,000)

$

--

IGAMBIT INC.

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2014 and 2013

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

June  30,  2014  are  not  necessarily  indicative  of  results  that  may  be  expected  for  the  year  ending

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

The  assets  of  the  discontinued  operations  are  presented  in  the  balance  sheets  under  the  captions

“Assets  from  discontinued  operations”.  The  underlying  assets  of  the  discontinued  operations consist  of  accounts  receivable  of  $0  and  $570,590  as  of  June  30,  2014  and  December  31,  2013,

respectively,  and  of  accrued  interest  receivable  of  $0and  $67,625  as  of  June  30,  2014  and

December 31, 2013, respectively.

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

Forbearance  Agreement  described  in  Note  11.  Also  included  is  accrued  interest  receivable  of

$85,156 recorded for interest granted on the balance due from Digi-data through May 2014.   The

entire  balance  including  accrued  interest  totaling  $655,746  was  repaid  to  the  Company  by  Digi-

data in the six months ended June 30, 2014.

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

Advertising Costs

The  Company  expenses  advertising  costs  as  incurred.    Advertising  costs  for  the  six  months

ended June 30, 2014 and 2013 were $2,233 and $3,018, respectively.

Cash and Cash Equivalents

For  purposes  of  reporting  cash  flows,  cash  and  cash  equivalents  include  checking  and  money market  accounts  and  any  highly  liquid  debt  instruments  purchased  with  a  maturity  of  three months or less.

Accounts Receivable

The Company analyzes the collectability of accounts receivable  from continuing operations  each

accounting  period  and  adjusts  its  allowance  for  doubtful  accounts  accordingly.   A  considerable

amount of judgment is required in assessing the realization of accounts receivables, including the creditworthiness  of  each  customer,  current  and  historical  collection  history  and  the  related  aging

of  past  due  balances.   The  Company  evaluates  specific  accounts  when  it  becomes  aware  of information  indicating  that  a  customer  may  not  be  able  to  meet  its  financial  obligations  due  to deterioration  of  its  financial  condition,  lower credit  ratings,  bankruptcy or  other  factors  affecting

the  ability  to  render  payment.   Allowance  for  doubtful  accounts  was  $17,865  at  June  30,  2014

and  December  31,  2013,  respectively.   There  was  no  bad  debt  expense  charged  to  operations  for the six months ended June 30, 2014 and 2013, respectively.

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

Depreciation  expense  of$2,383  and  $3,211  was  charged  to  operations  for  the  six  months  ended

June 30, 2014 and 2013, respectively.

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

Three Months Ended

Six Months Ended

June 30,

June 30,

2014

2013

2014

2013

Stock options

1,518,900

668,900

1,518,900

668,900

Stock warrants

275,000

275,000

275,000

275,000

Total shares excluded from

calculation

1,793,900

943,900

1,793,900

943,900

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

Options

In  2006,  the  Company  adopted  the  2006Long-Term  Incentive  Plan  (the  "2006  Plan").    Awards

granted  under  the  2006  Plan  have  a  ten-year  term  and  may  be  incentive  stock  options,  non-

qualified  stock  options  or  warrants.  The  awards  are  granted  at  an  exercise  price  equal  to  the  fair market  value  on  the  date  of  grant  and  generally  vest  over  a  three  or  four  year  period.  The  Plan

expired   on   December  31,  2009,   therefore  as   of   June30,   2014,   there  was   no   unrecognized

compensation  cost  related  to  non-vested  share-based  compensation  arrangements  granted  under the 2006 plan.

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

Stock option activity during the six months ended June 30, 2014 and 2013 follows:

Weighted

Average

Weighted

Remaining

Weighted

Average

Average

Contractual

Options

Grant-DateFair

Life

Outstanding

Exercise Price

Value

(Years)

Options outstanding at

December 31, 2012

1,268,900

$

0.08

$

0.10

6.16

No option activity

--

--

--

Options outstanding at

June 30, 2013

1,268,900

$

0.08

$

0.10

5.19

Options outstanding at

December 31, 2013

668,900

$

0.06

$

0.10

4.69

Options granted

850,000

$

0.04

$

0.09

7.44

Options outstanding at

June 30, 2014

1,518,900

$

0.06

$

0.10

5.27

Options outstanding at June 30, 2014 consist of:

Date

Number

Number

Exercise

Expiration

Issued

Outstanding

Exercisable

Price

Date

May 1, 2006

100,000

100,000

$0.01

May 1, 2016

May 1, 2006

100,000

100,000

$0.01

May 1, 2016

May 1, 2006

50,000

50,000

$0.01

May 1, 2016

May 1, 2006

46.900

46,900

$0.01

May 1, 2016

June 9, 2014

213,000

213,000

$0.03

June 9, 2024

June 9, 2014

159,000

159,000

$0.03

June 9, 2024

June 9, 2014

600,000

600,000

$0.03

June 9, 2024

June 6, 2014

250,000

250,000

$0.05

June 6, 2019

Total

1,518,900

1,518,900

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

Warrant activity during the six months ended June 30, 2014 and 2013 follows:

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

at June 30, 2014

275,000

$

0.94

$

0.10

4.92

(1)  Exclusive of 25,000 warrants expiring 2 years after initial IPO.

Warrants outstanding at June 30, 2014 consist of:

Date

Number

Number

Exercise

Expiration

Issued

Outstanding

Exercisable

Price

Date

April 1, 2000

25,000

25,000

$3.00

2 years after IPO

June 1, 2009

100,000

100,000

$0.50

June 1, 2019

June 1, 2009

50,000

50,000

$0.65

June 1, 2019

June 1, 2009

50,000

50,000

$0.85

June 1, 2019

June 1, 2009

50,000

50,000

$1.15

June 1, 2019

Total

275,000

275,000

Note 6 – Convertible Note Payable

On  September  16,  2013,  the  Company  issued  an  8%  convertible  note  in  the  aggregate  principal

amount  of  $103,500,  convertible  into  shares  of  the  Company’s  common  stock.    The  Note,

including accrued  interest  was  due  June  18, 2014  and  was  convertible any time  after 180  days  at the option of the holder into shares of the Company’s common stock at 55% of the average stock price  of  the  lowest  3  closing  bid  prices  during  the  10  trading  day  period  ending  on  the  latest

complete  trading  day  prior  to  the  conversion  date.   Interest  expense  on  the  convertible  note  of

$2,042 was recorded for the six months ended June 30, 2014.

Initially  the  Company  had  anticipated  repaying  the  obligation  prior  to  the  effective  date  of  the

holder  electing  to  convert.    Since  the  effective  date  of  the  election  to  convert  has  passed  the

Company   recorded   a   debt   discount   related   to   identified   embedded   derivatives   relating   to

conversion  features  and  a  reset  provisions  (see  Note  7)  based  fair  values  as  of  the  inception  date

of  the  Note.   The  calculated  debt  discount  equaled  the  face  of  the  note  and  was  amortized  over

the  term  of  the  note.    During  the  six  months  ended  June  30,  2014,  the  Company  amortized

$63,250 of debt discount.  During the six months  ended June 30, 2014, the note holder converted

$49,000  of  the  principal  balance  to  1,539,934  shares  of  common  stock,  and  the  Company repaid the remaining note balance of $54,500 and accrued interest of $5,646 on June 18, 2014.

Note 7 - Derivative Liability

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

December  31,  2013.    A  gain  on  derivative  liability  of  $152,076  was  recorded  during  the  six months ended June 30, 2014 for the satisfaction of the convertible note.

Based  upon  ASC  840-15-25  (EITF  Issue  00-19,  paragraph  11)  the  Company  has  adopted  a sequencing  approach  regarding  the  application  of  ASC  815-40  to  its  outstanding  convertible note.  Pursuant  to  the  sequencing  approach,  the  Company  evaluates  its  contracts  based  upon earliest issuance date.

Note 8 - Income Taxes

Quarter Ended June 30,

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

Code. The Company matches  up to 3% of employee contributions. The Company's  contributions

to   the   plan   for   the   six   months   ended   June   30,   2014   and   2013   were   $3,581   and$9,744,

respectively.

Note 10 – Concentrations and Credit Risk

Sales and Accounts Receivable

Gotham  had  sales  to  one  customer  which  accounted  for  approximately  65%  of  Gotham’s  total sales  for  the  six  months  ended  June  30,  2014. The  customer  accounted  for  approximately 62%of accounts receivable at June 30, 2014.

Gotham   had   sales   to   two   customers   which   accounted   for   approximately   44%   and   21%,

respectively of Gotham’s  total  sales for the  six  months  ended June 30, 2013.   The  two customers

accounted for approximately 46% and 17%, respectively of accounts receivable at June 30, 2013.

Cash

Cash  is  maintained  at  a  major  financial  institution.  Accounts  held  at  U.S.  financial  institutions are  insured  by  the  FDIC  up  to  $250,000.  Cash  balances  could  exceed  insured  amounts  at  any

given  time,  however,  the  Company  has  not  experienced  any  such  losses.   The  Company  did  not

have any interest-bearing accounts at June 30, 2014 and December 31, 2013, respectively.

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

As of June 30, 2014 and December 31, 2013, the Company did not have any items  that  would be classified as level 1 or 2 disclosures.

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

As   of   June   30,   2014   and   December   31,   2013,  the   Company  did   not  have  any  derivative

instruments that were designated as hedges.

The  derivative  liability  as  of  December  31,  2013,  in  the  amount  of  $152,076  has  a  level  3

classification.   Further,  there  were  no  changes  in  fair  value  of  the  Company’s  level  3  financial liabilities during the six months ended June 30, 2014.

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

Note 12 - Related Party Transactions

Note Payable – Related Party

Gotham  was  provided  a  loan  which  was  due  on  December  31,  2013  from  an  entity  that  was previously  a  related  party.  The  balance  of  $6,263  has  not  been  paid  and  is  accordingly  included in accounts payable at June 30, 2014.

Loan Payable - Stockholder

A  stockholder/officer  of  the  Company  made  cash  advances  totaling  $3,600  on  behalf  of  the

Company.   Repayments  of  $500  were  made  during  the  six  months  ended  June  30,  2014.   The

loan does not bear interest and will be repaid by December 31, 2014.

Note 13 – Commitments and Contingencies

Lease Commitment

On  February  1,  2012,  iGambit  entered  into  a  5  year  lease  for  new  executive  office  space  in

Smithtown,  New  York  commencing  on  March  1,  2012  at  a  monthly  rent  of  $1,500  with  2%

annual increases.

Gotham  has  a  month  to  month  license  agreement  for  office  space  that  commenced  on  August  2,

2012  at  a  monthly  license  fee  of  $4,025.    The  license  agreement  may  be  terminated  upon  30

days’ notice.

Total  future  minimum  annual  lease  payments  under  the  lease  for  the  years  ending  December  31 are as follows:

2014

$   9,420

2015

19,080

2016

19,440

2017

3,240

$51,180

Rent  expense  of  $34,453  and  $37,258  was  charged  to  operations  for  the  six  months  ended  June

30, 2014 and 2013, respectively.

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

Patent  Litigation, a possible defense  to the claims by Titanide.A pre-trial order was issued by the

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

On  December  13,  2013  the   Court  Granted  Summary Judgment  in  iGambit’s  favor  against  Digi-

Data  in  the  amount  of  $570,590,  plus  interest  at  the  Maryland  legal  rate  of  6%  per  annum  from

August 31, 2012, and post judgment interest at the Federal statutory

Rate.   Furthermore, Digi-Data’s Counterclaim was dismissed.

On  February  24,  2014  the  Company  entered  into  a  Forbearance  Agreement  with  Digi-Data

pursuant  to  which     Digi-Data  shall  pay  to   iGambit  Six   Hundred   Forty-Six   Thousand,  Six

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

Combination  Fee”  equal  to  three  percent  of  the  amount  of  the  company’s  total  proceeds   and

other  consideration  paid  or  to  be  paid  for  the  assets  acquired,  inclusive  of  equity  or  any  debt issued;  however  the  fee  was  to  be  no  less  than  $300,000.  As  a  result  of  the  IGX  transaction,  as described  in  Note  14,  BHC  initially felt  entitled  to  $300,000.  The  Company has  taken  a  position that  since  the  transaction  has  been  rescinded,  that  the  fee  is  has  not  been  earned  and  thus  not  to be paid.  While the ultimate outcome of this matter is  not  presently determinable, it  is the opinion of  management  that  the  resolution  of  any  outstanding  claim  will  not  have  a  material  adverse effect on the financial position or results of operations of the Company.

Note 14 – Rescission of Purchase Agreement for Acquisition of IGX Global Inc. and

IGX Global UK Limited

On April  8, 2013, the Company and its wholly owned subsidiary, IGXGLOBAL, CORP. entered into,  and  became  obligated  under,  a  transaction  to  rescind  the  Company’s  purchase  agreement dated  December  28,  2012  (the  “Purchase  Agreement”)  with  IGX  Global  Inc.  (“IGXUS”),  IGX

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

On  April  8,  2013,  under  the  terms  of  a  Rescission  Agreement,  the  Company,  IGXUS,  IGXUK

and  Duffy  (IGX),  agreed  to  unwind  the  Purchase  Agreement  in  its  entirety  and  to  fully  restore each  to  the  positions  they  were  respectively  prior  to  entering  into  the  Purchase  Agreement.  This included IGX obtaining financing to pay off the entire balance of the financing the Company had obtained  to  fund  the  upfront  payment  and  certain  liabilities  at  the  original  closing date;  IGX also assumed  and  paid  certain  expenses  related  to  the  purchase.  Also  as  consideration  for  iGambit’s expenses  and  inconvenience,  the  Company  received  $130,000  prior  to  the  effective  date  of  the rescission  from  IGX,  and  upon  the  effective  date  of  the  rescission,  an  additional  payment  of

$275,000, and will receive an additional $350,000 payable in equal monthly installments over 18 months.  The  consideration  from  IGX  totaling  $755,000  is  reported  as  Other  Income  in  the

Statements  of  Operations  for  the  year  ended  December  31,  2013.   The  balance  due  from  IGX  of

$225,779  was  settled  for  $175,000,  which  was  received  on  June  16,  2014.    The  uncollectible

balance of $50,779 was charged to operations.

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

30, 2014 and 2013, respectively.

Assets  from  discontinued  operations,  net  includes  accounts  receivable  which  represents

50%  of  contingency  payments  earned  for  the  previous  quarters.  The  reserve  for  bad  debts  of

$250,000 charged to operations  in 2010 was reversed in connection with the Summary Judgment and Forbearance Agreement described in Note 11. Also included is accrued interest receivable of

$85,156 recorded for interest granted on the balance due from Digi-data through May 2014.   The

entire  balance  including  accrued  interest  totaling  $655,746  was  repaid  to  the  Company  by  Digi-

data in the six months ended June 30, 2014.

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

Depreciation  expense  of  $2,383  and  $3,211 was  charged  to  operations  for  the  six  months ended June 30, 2014 and 2013, respectively.

Stock-Based Compensation

We  account  for  our  stock-based  awards  granted  under  our  employee  compensation  plan in  accordance  with  ASC  Topic  No.  718-20,  Awards  Classified  as  Equity,  which  requires  the measurement  of  compensation  expense  for  all  share-based  compensation  granted  to  employees and  non-employee  directors  at  fair  value  on  the  date  of  grant  and  recognition  of  compensation expense  over  the  related  service  period  for  awards  expected  to  vest.  We  use  the  Black-Scholes option  valuation  model  to  estimate  the  fair  value  of  our  stock  options  and  warrants.  The  Black-

Scholes option valuation  model requires the input  of highly subjective assumptions including the expected  stock  price  volatility  of  the  Company’s  common  stock.  Changes  in  these  subjective input assumptions can materially affect the fair value estimate of our stock options and warrants.

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

Convertible Note

On  September  16,  2013,  we  issued  an  8%  convertible  note  in  the  aggregate  principal

amount  of  $103,500,  convertible  into  shares  of  the  Company’s  common  stock.    The  Note,

including accrued  interest  was  due  June  18, 2014  and  was  convertible any time  after 180  days  at the option of the holder into shares of the Company’s common stock at 55% of the average stock price  of  the  lowest  3  closing  bid  prices  during  the  10  trading  day  period  ending  on  the  latest

complete  trading  day  prior  to  the  conversion  date.   Interest  expense  on  the  convertible  note  of

$2,042 was recorded for the six months ended June 30, 2014.

Initially  we  anticipated  repaying  the  obligation  prior  to  the  effective  date  of  the  holder

electing to  convert.   Since  the  effective  date of the  election  to  convert  passed we  recorded  a  debt discount  related  to  identified  embedded  derivatives  relating  to  conversion  features  and  a  reset

provisions  (see  Note  7)  based  fair  values  as  of  the  inception  date  of  the  Note.   The  calculated

debt  discount  equaled  the  face  of  the  note  and  was  amortized  over  the  term  of  the  note.   During

the  six  months  ended  June  30,  2014,  we  amortized  $63,250  of  debt  discount.   During  the  six

months  ended  June  30,  2014,  the  note  holder  converted  $49,000  of  the  principal  balance  to

1,539,934  shares  of  common  stock,  and  we  repaid  the  remaining  note  balance  of  $54,500  and accrued interest of $5,646 on June 18, 2014.

Derivative Liability

Convertible Note

During  the  year  ended  December  31,  2013,  we  issued  a  convertible  note  (see  Note  6 above).

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

December  31,  2013.    A  gain  on  derivative  liability  of  $152,076  was  recorded  during  the  six months ended June 30, 2014 for the satisfaction of the convertible note.

Based  upon  ASC  840-15-25  (EITF  Issue  00-19,  paragraph  11)  we  adopted  a  sequencing approach  regarding  the  application  of  ASC  815-40  to  its  outstanding  convertible  note.  Pursuant to the sequencing approach, we evaluate our contracts based upon earliest issuance date.

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

Assets.  At  June  30,  2014,  we  had  $722,381in  total  assets,  compared  to  $1,071,342  at

December  31,  2013.  The  decrease  in  total  assets  was  primarily  due  to  the  decrease  in  accounts receivable, the receivable  due from discontinued operations and the receivable due from the  IGX

Rescission Agreement.

Liabilities. At June 30, 2014, our total liabilities were $332,936 compared to $515,155 at

December  31,  2013.  Liabilities  consist  of  accounts  payable  of  $329,836  and  a  loan  payable  to

stockholder   of   $3,100,   whereas   our   total   liabilities   as   of   December 31,   2013   consisted   of

accounts  payable  of  $316,566,  a  convertible  note  payable  of  $40,250,  a  derivative  liability  for certain  provisions  of  the  convertible  note  of  $152,076  and  a  note  payable  to  a  related  party  of

$6,263.  The  decrease  in  liabilities  was  primarily  due  to  the  repayment  and  conversion  of  the convertible note payable, and the write-off the derivative liability.  We do not  have any long term liabilities.

Stockholders’  Equity.  Our  stockholders’  equity  decreased  to  $389,445  at  June  30,  2014

from  $556,187  at  December  31,  2013.    This  decrease  was  primarily  due  to  an  increase  in

accumulated  deficit  from  $(2,197,857)  at  December  31,  2013  to  $(2,434,705)  at  June  30,  2014,

resulting from a net loss from operations of $(236,548) for the six months ended June 30, 2014.

THREE  MONTHS  ENDED  JUNE  30,  2014  AS  COMPARED  TO  THREE  MONTHS

ENDED JUNE 30, 2013

Revenues  and  Cost  of  Sales.  We  had  $310,424  of  revenue  during  the  three  months ended  June  30,  2014  compared  to  revenue  of  $411,719  during  the  three  months  ended  June30,

2013.  The  decrease  in  revenue  was  due  primarily  to  a  decrease  in  revenue  generated  by  our

Gotham  subsidiary  as  result  of  closing  down  the  Team5  division.  We  also  earned  other  income of  $119,805  for  the  three  months  ended  June  30,  2014  primarily  due  to  the  gain  on  derivative liability,  compared  to  $755,000  in  other  income  from  the  IGX  Rescission  Agreement  for  the three  months  ended  June  30,  2013...  In  addition  to  Gotham’s  operations,  we  had  income  from discontinued operations  of $6,176 and  $0 for the  three  months ended June  30, 2014 and  June 30,

2013,  respectively.   The  decrease  in  our  cost  of  sales  for  the  three  months  ended  June  30,  2014 was due to a decrease in the cost of the outsourced photography vendors utilized by Gotham.

General  and  Administrative  Expenses.  General  and  Administrative  Expenses  decreased to $387,972 for the three months ended June 30, 2014 from $428,261 for the three months ended

June  30,  2013.     For  the  three  months  ended  June  30,  2014  our  General  and  Administrative

Expenses  consisted  of  corporate  administrative  expenses  of  $68,022,  rent  expense  of  $16,997,

legal and accounting fees of $12,628, employee benefits, consisting primarily of health insurance expense  of  $15,416,  $26,106  in  consulting  fees,  payroll  expenses  of  $198,024  and  a  bad  debt write  off  of  $50,779  as  part  of  a  settlement  for  the  receivable  balance  on  the  IGX  rescission agreement. . For the three months ended June 30, 2013 our General and Administrative Expenses consisted  of  corporate  administrative  expenses  of  $65,062,  rent  expense  of  $16,689,  legal  and accounting  fees  of  $55,420,employee  benefits,  consisting  primarily  of  health  insurance  expense of  $24,676,  and  payroll  expenses  of  $266,414.  The  decreases  from  the  three  months  ended  June

30,  2013  to  the  three  months  ended  June  30,  2014  relate  primarily  to:  (i) a  decrease  in  payroll

expenses;   (ii)   a   decrease   in   rent;   and   (iii) a   decrease   in   general   and   administrative   costs

associated  with  the  operation  of  our  Gotham  subsidiary.  Costs  associated  with  our  officers’

salaries  and  the  operation  of  our  Gotham  subsidiary  should  remain  level  going  forward,  subject to  a  material  expansion  in  the  business  operations  of  Gotham  which  would  likely  increase  our corporate administrative expenses.

Other  Income  (Expense)  and  Taxes.  We  also  earned  other  income  of  $119,805  for  the three  months  ended  June  30,  2014  primarily  due  to  the  gain  on  derivative  liability,  compared  to

$755,000  in  other  income  from  the  IGX  Rescission  Agreement  for  the  three  months  ended  June

30, 2013

Six Months Ended June 30, 2014 as Compared to Six Months Ended June 30, 2013

Revenues  and  Net  Income.  We  had  $550,637  of  revenue  during  the  six  months  ended  June

30,  2014,  as  compared  to  $774,540  of  revenue  during the  six  months  ended  June  30,  2013.   The

decrease  in  revenue  was  due  to  a  decrease  in  revenue  generated  by  our  acquired  subsidiary

Gotham as a result of closing down the Team5 division.  The decrease in our cost of sales for the six  months  ended June  30, 2014 was  due to  a decrease  in the  cost  of the outsourced photography vendors utilized by Gotham.

General  and  Administrative  Expenses.  General  and  Administrative  Expenses  decreased  to

$660,239  for  the  six  months  ended  June  30,  2014  from  $877,926  for  the  six  months  ended  June

30,  2013.  For  the  six  months  ended  June  30,  2014  our  General  and  Administrative  Expenses

consisted  of  corporate  administrative  expenses  of  $110,176,  rent  expense  of  $34,453,  employee benefits,  consisting  primarily  of  health  insurance  expense  of  $37,338,  legal  and  accounting  fees

of   $48,964,   business   insurance   expenses   of   $23,500,   consulting   fees   of   $26,106,   payroll

expenses  of  $328,923,  and  a  bad  debt  write  off  of  $50,779  as  part  of  a  settlement  for  the receivable balance on the  IGX rescission agreement. For the six months ended June 30, 2013 our

General   and   Administrative   Expenses   consisted   of   corporate   administrative   expenses   of

$141,828,  rent  expense  of  $37,258,  employee  benefits,  consisting  primarily  of  health  insurance expense  of  $49,085,  legal  and  accounting  fees  of  $82,704,  business  insurance  expenses  of

$21,334,  and  payroll  expenses  of  $545,717.  The  decreases  from  the  six  months  ended  June  30,

2013  to  the  six  months  ended  June  30,  2014  relate  primarily  to  a  decrease  in  payroll  expense,

health  benefits  and   corporate   administrative  expenses.     Costs   associated  with  our   officers’

salaries  and  the  operation  of  our  Gotham  subsidiary  should  remain  level  going  forward,  subject to  a  material  expansion  in  the  business  operations  of  Gotham  which  would  likely  increase  our corporate administrative expenses.

Other  Income  (Expense)  and  Taxes.  We  had  other  income  of  $81,838  primarily due  to  the  gain on  derivative  liability  for  the  six  months  ended  June  30,  2014,  compared  to  $755,000  from  the

IGX Rescission Agreement for the six months ended June 30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

General

As  reflected  in the  accompanying consolidated  financial  statements, at  June  30,  2014, we had  $589,689of  cash  and  stockholders’  equity  of  $389,445  as  compared  to  $26,870  of  cash  and stockholders’ equity of $556,187 at December 31, 2013.

Our  primary  capital  requirements  in  2014  are  likely  to  arise  from  the  expansion  of  our

Gotham  operations,  and,  in  the  event  we  effectuate  an  acquisition,  from:  (i) the  amount  of  the purchase  price  payable  in  cash  at  closing,  if  any;  (ii) professional  fees  associated  with  the negotiation,  structuring,  and  closing  of  the  transaction;  and  (iii) post-closing  costs.  It  is  not possible  to  quantify  those  costs  at  this  point  in  time,  in  that  they  depend  on  Gotham’s  business opportunities,  the  state  of  the  overall  economy,  the  relative  size  of  any  target  company  we identify and the  complexity of the related acquisition transaction(s).  We anticipate raising capital in the private markets to cover any such costs, though there can be no guaranty we will be able to do  so  on  terms  we  deem  to  be  acceptable.  We  do  not  have  any  plans  at  this  point  in  time  to obtain a line of credit or other loan facility from a commercial bank.

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

Cash Flow Activity

Net cash provided by operating activities was $618,957 for the six months ended June 30,

2014, compared  to  net  cash  used  by operating activities  of $5,551  for  the  six  months  ended  June

30, 2013. Net  cash used  by continuing operating activities was $36,789  for the six  months ended

June 30, 2014, compared  to net  cash used by continuing operating activities of $5,551 for the six months  ended  June  30,  2013.  Our  primary  source  of  operating  cash  flows  from  continuing operating  activities  for  the  six  months  ended  June  30,  2014  was  from  our  Gotham  subsidiary’s

revenues  of  $550,637  and  $774,540  for  the  six  months  ended  June  30,  2013.    Additional

contributing  factors  to  the  change  were  from  a  decrease  in  accounts  receivable  of  $37,886,  an increase in prepaid expenses of $1,745, an increase in accounts  payable of  $7,007 and a decrease

in  the  receivable  due  from  the  IGX  rescission  agreement  of  $189,000.    Net  cash  provided  by

discontinued  operating activities  was  $655,746  for  the  six  months  ended  June  30,  2014  and  cash

provided   by   discontinued   operating   activities   was   $0   for   the   six   months   ended   June   30,

2013.Cash   provided   by   discontinued   operations   for   the   six   months   ended   June   30,   2014

consisted of $655,746in  cash payments  received from DDC against  accounts receivable included in the Assets from Discontinued Operations.

Cash  used  by  investing  activities  was  $4,738  for  the  six  months  ended  June  30,  2014 compared  to  cash  provided  by  investing  activities  of  $2,850  for  the  six  months  ended  June  30,

2013.   For  the  six  months  ended  June  30,  2014  the  primary  use  of  cash  provided  by  investing activities was from purchases of property and equipment of $2,026 and an increase in deposits of

$2,712.    For  the  six  months  ended  June  30,  2013  the  primary  source  of  cash  provided  by investing activities was from a decrease in deposits.

Cash  used  by  financing  activities  was  $(51,400)  for  the  six  months  ended  June  30,  2014 compared  to  $0  for  the  six  months  ended  June  30,  2013.  The  cash  flows  used  by  financing

activities   for   the   six   months   ended   June   30,   2014   was   primarily   from   repayment   of   the

convertible note payable.

Supplemental Cash Flow Activity

In  the  six  months  ended  June  30,  2014  the  company  paid  interest  of  $6,988  compared  to interest of $1,548 in the six months ended June 30, 2013.

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

Officer concluded that our disclosure controls and procedures were effective as of June 30, 2014.

Change in Internal Controls

During the six months ended June 30, 2014, there were no changes  in our internal control over  financial  reporting that  materially affected,  or  are  reasonably likely to  materially affect,  our internal control over financial reporting.

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

Rate.   Furthermore, Digi-Data’s Counterclaim was dismissed.

On  February 24, 2014 we entered into a  Forbearance Agreement with Digi-Data pursuant to  which  Digi-Data  shall  pay  to  iGambit  Six  Hundred  Forty-Six  Thousand,  Six  Hundred  Sixty-

Eight   Dollars   and   Sixty-Seven   Cents   ($646,668.67)   (the   “Settlement   Amount”)   in   full

satisfaction of the Judgment based upon the following terms:

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

Item 1A.   Risk Factors.

Not required

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

In  connection  with  the  convertible  note  payable  (see  Note  6),  on  April  1,  2014,  the  note  holder elected to convert $10,000 principal amount of the Note into 90,909 shares of common stock at a

conversion  price  of  $.11  per  share.   On  April  24,  2014,  the  note  holder  elected  to  convert  an additional  $12,000  principal  amount  of  the  Note  into  112,888  shares  of  common  stock  at  a

conversion  price  of  $.1063  per  share.   On  June  2,  2014,  the  note  holder  elected  to  convert  an additional  $12,000  principal  amount  of  the  Note  into  427,046  shares  of  common  stock  at  a

conversion  price  of  $.0281  per  share.   On  June  11,  2014,  the  note  holder  elected  to  convert  an additional  $15,000  principal  amount  of  the  Note  into  909,091  shares  of  common  stock  at  a

conversion  price  of  $.0165  per  share.   We  repaid  the  remaining  note  balance  of  $54,500  and accrued interest of $5,646 on June 18, 2014.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 13, 2014.

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