Form 10-Q
period 2014-09-30
iGambit, Inc.
filed 2014-11-12
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2014

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

Non-accelerated filer 

Smaller reporting

filer 



company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the

Exchange Act). Yes      No ☑

The Registrant had 26,583,990 shares of its common stock outstanding as of November 12, 2014.

iGambit Inc.

Form 10-Q

Part I — Financial Information

Item 1.

Financial Statements:

1

Consolidated Balance Sheets

1

Consolidated Statements of Income

2

Consolidated Statements of Cash Flows

3

Notes to Consolidated Financial Statements

4

Item 2.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

20

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

27

Item 4.

Controls and Procedures

27

Part II — Other Information

28

Item 1.

Legal Proceedings

28

Item 1A.

Risk Factors

29

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

29

Item 3.

Defaults upon Senior Securities

29

Item 4.

Removed and Reserved

29

Item 5.

Other Information

29

30

Item 6.

Exhibits

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

IGAMBIT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30,

2014

DECEMBER 31,

(Unaudited)

2013

ASSETS

Current assets

Cash

$

332,379

$

26,870

Accounts receivable, net

100,390

135,292

Prepaid expenses

41,703

10,590

Due from rescission agreement

--

239,779

Assets from discontinued operations, net

--

638,215

Total current assets

474,472

1,050,746

Property and equipment, net

9,628

11,176

Other assets

Deposits

12,132

9,420

$

496,232

$

1,071,342

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable

$

292,552

$

316,566

Convertible note payable, net

--

40,250

Derivative liability

--

152,076

Note payable - related party

--

6,263

Total current liabilities

292,552

515,155

Stockholders' equity

Common stock, $.001 par value; authorized - 75,000,000 shares;

issued and outstanding - 26,583,990 shares in 2014

and 25,044,056 shares in 2013, respectively

26,584

25,044

Additional paid-in capital

2,797,566

2,729,000

Accumulated deficit

(2,620,470)

(2,197,857)

Total stockholders' equity

203,680

556,187

$

496,232

$

1,071,342

IGAMBIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

THREE MONTHS

NINE MONTHS

ENDED

ENDED

SEPTEMBER 30,

SEPTEMBER 30,

2014

2013

2014

2013

Sales

$

269,166

$

397,081

$

819,803

$      1,171,621

Cost of sales

115,214

134,014

341,829

399,392

Gross profit

153,952

263,067

477,974

772,229

Operating expenses

General and administrative expenses

338,288

421,298

998,527

1,299,224

Loss from operations

(184,336)

(158,231)

(520,553)

(526,995)

Other income (expenses)

Income from rescission agreement

--

--

--

755,000

Gain on derivative liability

--

--

152,076

--

Amortization of debt discount

--

--

(63,250)

--

Interest expense

(1,429)

--

(8,417)

--

Total other income (expenses)

(1,429)

--

80,409

755,000

Income (loss) from continuing

operations

(185,765)

(158,231)

(440,144)

228,005

Income from discontinued operations

--

--

17,531

--

Net income (loss)

$

(185,765)

$

(158,231)

$

(422,613)

$

228,005

Basic and fully diluted earnings (loss)

per common share:

Continuing operations

$

(.01)

$

(.01)

$

(.02)

$

.01

Discontinued operations

$

.00

$

.00

$

.00

$

.00

Net earnings (loss) per common share

$

(.01)

$

(.01)

$

(.02)

$

.01

Weighted average common shares

outstanding - basic

26,709,056

25,044,056

25,737,023

25,044,056

Weighted average common shares

outstanding - fully diluted

26,709,056

25,044,056

25,737,023

25,987,956

IGAMBIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

2014

2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)

$     (422,613)

$

228,005

Adjustments to reconcile net income (loss) to net

cash provided by operating activities

Income from discontinued operations

(17,531)

--

Depreciation

3,574

4,885

Debt discount amortization

63,250

--

Stock-based compensation

21,106

--

Uncollectible portion of due from rescission agreement

50,779

--

Gain on derivative liability

(152,076)

--

Increase (Decrease) in cash flows as a result of

changes in asset and liability account balances:

Accounts receivable

34,902

(22,976)

Prepaid expenses

(31,113)

87,804

Due from rescission agreement

189,000

(272,223)

Accounts payable

(30,277)

(18,898)

Net cash (used) provided by continuing operating activities

(290,999)

6,597

Net cash provided by discontinued operating activities

655,746

--

NET CASH PROVIDED BY OPERATING ACTIVITIES

364,747

6,597

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment

(2,026)

--

(Increase) decrease in deposits

(2,712)

1,800

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES

(4,738)

1,800

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from stockholder's loan

3,600

--

Repayments of stockholder's loan

(3,600)

--

Proceeds from convertible note payable

--

103,500

Repayments of convertible note payable

(54,500)

--

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES

(54,500)

103,500

NET INCREASE IN CASH

305,509

111,897

CASH - BEGINNING OF PERIOD

26,870

104,721

CASH - END OF PERIOD

$

332,379

$

216,618

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest

$

8,417

$

2,644

Non-cash investing and financing activities:

Note payable converted to common stock

$

(49,000)

$

--

IGAMBIT INC.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2014 and 2013

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

(consisting  of  normal  recurring  accruals)  considered  necessary  for  a  fair  presentation have  been  included.  Operating results  for  the  nine  months  ended  September  30,  2014  are not  necessarily  indicative  of  results  that  may  be  expected  for  the  year  ending  December

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

September   30,   2014   and   December   31,   2013,   respectively,   and   of   accrued   interest

receivable   of   $0   and   $67,625   as   of   September   30,   2014   and   December   31,   2013,

respectively.

Accounts Receivable

Assets  from  discontinued  operations,  net  includes  accounts  receivable  which  represents

50% of contingency payments earned for the previous quarters. The reserve for bad debts of $250,000 charged to operations  in 2010 was reversed in  connection with the Summary

Judgment  and  Forbearance  Agreement  described  in  Note  11.   Also  included  is  accrued

interest receivable of $85,156 recorded for interest  granted on the balance due  from Digi-

data  through  May  2014.   The  entire  balance  including  accrued  interest  totaling  $655,746 was repaid to the Company by Digi-data in the nine months ended September 30, 2014.

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

Advertising Costs

The  Company  expenses  advertising  costs  as  incurred.    Advertising  costs  for  the  nine

months ended September 30, 2014 and 2013 were $1,657 and $4,292, respectively.

Cash and Cash Equivalents

For  purposes  of  reporting  cash  flows,  cash  and  cash  equivalents  include  checking  and money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

Accounts Receivable

The   Company   analyzes   the   collectability   of   accounts   receivable   from   continuing

operations   each   accounting   period   and   adjusts   its   allowance   for   doubtful   accounts

accordingly.   A  considerable  amount  of  judgment  is  required  in  assessing  the  realization of  accounts  receivables,  including  the  creditworthiness  of  each  customer,  current  and

historical  collection  history  and  the  related  aging  of  past  due  balances.   The  Company

evaluates  specific  accounts  when  it  becomes  aware  of  information  indicating  that  a customer  may  not  be  able  to  meet  its  financial  obligations  due  to  deterioration  of  its financial  condition,  lower  credit  ratings,  bankruptcy  or  other  factors  affecting  the  ability to render payment.  Allowance  for doubtful  accounts was  $17,865  at  September 30, 2014

and  December  31,  2013,  respectively.    There  was  no  bad  debt  expense  charged  to

operations for the nine months ended September 30, 2014 and 2013, respectively.

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

Depreciation  expense  of  $3,574  and  $4,885  was  charged  to  operations  for  the  nine months ended September 30, 2014 and 2013, respectively.

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

Recent Accounting Pronouncements

FASB ASC 606 ASU 2014-09 - Revenue from contracts with customers:

In May 2014, the FASB issued amended guidance  on contracts with customers to transfer

goods   or   services   or   contracts   for   the   transfer   of   nonfinancial   assets,   unless   those

contracts   are  within  the  scope  of  other  standards  (e.g.,  insurance  contracts  or  lease

contracts).   The   guidance   requires   an   entity  to   recognize   revenue   on   contracts   with

customers  to  depict  the  transfer  of  promised  goods  or  services  to  customers  in  an  amount that  reflects  the  consideration  to  which  the  entity  expects  to  be  entitled  in  exchange  for those  goods  or  services.  The  guidance  requires  that  an  entity  depict  the  consideration  by applying the following steps:

Step 1: Identify the contract(s) with a customer.

Step 2: Identify the performance obligations in the contract.

Step 3: Determine the transaction price.

Step 4: Allocate the transaction price to the performance obligations in the contract.

Step 5: Recognize revenue when (or as) the entity satisfies a performance obligation.

The  amendments  in  this  ASU  are  effective  for  annual  reporting  periods  beginning  after

December   15,   2016,   including   interim   periods   within   that   reporting   period.   Early

application  is  not  permitted.  This  amendment  is  to  be  either  retrospectively  adopted  to each  prior  reporting  period  presented  or  retrospectively  with  the  cumulative  effect  of initially  applying  this  ASU  recognized  at  the  date  of  initial  application.  Adoption  of  this guidance  is  not  expected  to  have  a  material  impact  on  the  Company's  consolidated financial statements.

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

Options

In  2006,  the  Company  adopted  the  2006  Long-Term  Incentive  Plan  (the  "2006  Plan").

Awards  granted  under  the  2006  Plan  have  a  ten-year  term  and  may  be  incentive  stock options,  non-qualified  stock  options  or  warrants.  The  awards  are  granted  at  an  exercise price  equal to the  fair market value  on the date of  grant  and  generally vest  over a  three  or four  year  period.  The  Plan  expired  on  December  31,  2009, therefore  as  of  June  30,  2014,

there   was   no   unrecognized   compensation   cost   related   to   non-vested   share-based

compensation arrangements granted under the 2006 plan.

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

Stock option activity during the nine months ended September 30, 2014 and 2013 follows:

Weighted

Average

Weighted

Remaining

Weighted

Average

Average

Contractual

Options

Grant-Date

Life

Outstanding

Exercise Price

Fair Value

(Years)

Options outstanding at

December 31, 2012

1,268,900

$

0.08

$

0.10

6.16

Expired

(600,000)

0.10

--

Options outstanding at

September 30, 2013

668,900

$

0.06

$

0.10

4.94

Options outstanding at

December 31, 2013

668,900

$

0.06

$

0.10

4.69

Options granted

850,000

$

0.04

$

0.09

7.19

Options outstanding at

September 30, 2014

1,518,900

$

0.06

$

0.10

5.02

Options outstanding at September 30, 2014 consist of:

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

Warrant activity during the nine months ended September 30, 2014 and 2013 follows:

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

at September 30, 2014

275,000

$

0.94

$

0.10

4.67

(1)  Exclusive of 25,000 warrants expiring 2 years after initial IPO.

Warrants outstanding at September 30, 2014 consist of:

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

55%  of  the  average  stock  price  of  the  lowest  3  closing  bid  prices  during  the  10  trading day period ending on the latest complete trading day prior to the conversion date.  Interest expense  on  the  convertible  note  of  $3,242  was  recorded  for  the  nine  months  ended

September 30, 2014.

Initially  the  Company  had  anticipated  repaying  the  obligation  prior  to  the  effective  date

of  the  holder  electing  to  convert.   Since  the  effective  date  of  the  election  to  convert  has passed  the  Company  recorded  a  debt  discount  related  to  identified  embedded  derivatives relating  to  conversion  features  and  a  reset  provisions  (see  Note  7)  based  fair  values  as  of

the  inception  date  of  the  Note.   The  calculated  debt  discount  equaled  the  face  of  the  note

and  was  amortized  over  the  term  of  the  note.   During  the  nine  months  ended  September

30,  2014,  the  Company  amortized  $63,250  of  debt  discount.    During  the  nine  months

ended  September  30,  2014,  the  noteholder  converted  $49,000  of  the  principal  balance  to

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

Company  recorded  interest  expense  from  the  excess  of  the  derivative  liability  over  the

convertible  note  of  $48,576  during  the  year  ended  December  31,  2013.    A  gain  on

derivative  liability  of  $152,076  was  recorded  during  the  nine  months  ended  September

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

Quarter Ended September 30,

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

Internal Revenue Code. The Company matches up to 3% of employee contributions.  The

Company's  contributions  to  the  plan  for  the  nine  months  ended  September  30,  2014  and

2013 were $5,179 and $12,690, respectively.

Note 10 – Concentrations and Credit Risk

Sales and Accounts Receivable

Gotham  had  sales  to  one  customer  which  accounted  for  approximately 66%  of  Gotham’s

total  sales  for  the  nine  months  ended  September  30,  2014.   The  customer  accounted  for

approximately 70% of accounts receivable at September 30, 2014.

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

The  Company  did  not  have  any  interest-bearing  accounts  at  September  30,  2014  and

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

As  of  September  30,  2014  and  December  31,  2013,  the  Company did  not  have  any items that would be classified as level 1 or 2 disclosures.

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

As  of  September  30,  2014  and  December  31,  2013,  the  Company  did  not  have  any derivative instruments that were designated as hedges.

The derivative liability as of December 31, 2013, in the amount of $152,076 has a level 3

classification.    Further,  there  were  no  changes  in  fair  value  of  the  Company’s  level  3 financial liabilities during the nine months ended September 30, 2014.

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

Note 12 - Related Party Transactions

Note Payable – Related Party

Gotham  was  provided  a  loan  which  was  due  on  December  31,  2013  from  an  entity  that

was   previously   a   related   party.     The   balance   of   $6,263   has   not   been   paid   and   is

accordingly included in accounts payable at September 30, 2014.

Loan Payable - Stockholder

During the nine months ended September 30, 2014, a stockholder/officer of the Company made  cash  advances  totaling  $3,600  on  behalf  of  the  Company,  which  were  repaid without interest.

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

Total   future   minimum   annual   lease  payments   under   the   lease   for   the   years   ending

December 31 are as follows:

2014

$   4,740

2015

19,080

2016

19,440

2017

3,240

$ 46,500

Rent  expense  of  $51,209  and  $55,673  was  charged  to  operations  for  the  nine  months ended September 30, 2014 and 2013, respectively.

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

Global   Inc.(“IGXUS”),   IGX   Global   UK   Limited   (“IGXUK”)   and   Thomas   Duffy

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

Note 15 – Subsequent Events

On   September   25,   2014,   the   Board   unanimously   approved   an   amendment   to   the

Company’s  Articles  of  Incorporation  to  increase  the  number  of  shares  of  Common  Stock which  the  Company  is  authorized  to  issue  from  seventy  five  million  (75,000,000)  to

Three  Hundred  Million  (300,000,000)  shares  of  Common  Stock,  $0.001  par  value  per

share,   and   to   create   a   new   class   of   stock   entitled   “preferred   stock”   (together,   the

“Capitalization  Amendments”).  The  Capitalization  Amendments  create  provisions  in  the

Company’s  Articles  of  Incorporation,  which  allows  the  voting  powers,  designations,

preferences  and  other  special  rights,  and  qualifications,  limitations  and  restrictions  of each  series  of  preferred  stock  to  be  established  from  time  to  time  by  the  Board  without approval of the stockholders. No dividend, voting, conversion, liquidation or redemptions rights as well  as redemption or sinking fund provisions are  yet established  with respect to

the Company’s preferred  stock.   On October 3, 2014, the Majority Stockholders executed

and delivered to the Company a written consent approving the Current Action.

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

$655,746  was  repaid  to  the  Company  by  Digi-data  in  the  nine  months  ended  September

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

Depreciation expense of $3,574 and $4,885 was charged to operations for the nine months ended September 30, 2014 and 2013, respectively.

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

55%  of  the  average  stock  price  of  the  lowest  3  closing  bid  prices  during  the  10  trading day period ending on the latest complete trading day prior to the conversion date.  Interest expense  on  the  convertible  note  of  $3,242  was  recorded  for  the  nine  months  ended

September 30, 2014.

Initially  we  anticipated  repaying  the  obligation  prior  to  the  effective  date  of  the

holder  electing  to  convert.   Since  the  effective  date  of  the  election  to  convert  passed  we recorded a debt  discount related to identified embedded derivatives relating to conversion features  and  a  reset  provisions  (see  Note  7)  based  fair  values  as  of  the  inception  date  of

the  Note.   The  calculated  debt  discount  equaled  the  face  of  the  note  and  was  amortized

over  the  term  of  the  note.    During  the  nine  months  ended  September30,  2014,  we

amortized  $63,250  of  debt  discount.   During  the  nine  months  ended  September30,  2014,

the   note   holder   converted   $49,000   of   the   principal   balance   to   1,539,934   shares   of

common stock, and we repaid the remaining note balance of $54,500 and accrued interest of $5,646 on June 18, 2014.

Derivative Liability

Convertible Note

During  the  year  ended  December  31,  2013,  we  issued  a  convertible  note  (see

Convertible Note above).

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

The  fair  value  of  the  embedded  derivatives  at  December  31,  2013,  in  the  amount  of

$152,076,   was   determined   using   the   Binomial   Option   Pricing   Model   based   on   the

following  assumptions:  (1)  dividend  yield  of  0%;  (2)  expected  volatility  of  243.00%,  (3)

weighted average  risk-free interest rate of 0.09%, (4) expected lives of 0.72 to 0.75 years,

and  (5)  estimated  fair  value  of  the  Company’s  common  stock  of  $0.51  per  share.  We recorded  interest  expense  from  the  excess  of  the  derivative  liability  over  the  convertible note  of  $48,576  during  the  year  ended  December  31,  2013.A  gain  on  derivative  liability of  $152,076  was  recorded  during  the  nine  months  ended  September  30,  2014  for  the satisfaction of the convertible note.

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

Assets.  At  September  30,  2014,  we  had  $496,232in  total  assets,  compared  to

$1,071,342  at  December  31,  2013.  The  decrease  in  total  assets  was  primarily  due  to  the decrease  in  accounts  receivable,  the  receivable  due  from  discontinued  operations  and  the receivable due from the IGX Rescission Agreement.

Liabilities.  At  September  30,  2014,  our  total  liabilities  were  $292,552  compared to  $515,155  at  December  31,  2013.  Liabilities  consist  of  accounts  payable  of  $292,552,

whereas  our  total  liabilities  as  of  December 31,  2013  consisted  of  accounts  payable  of

$316,566,   a   convertible   note   payable   of   $40,250,   a   derivative   liability   for   certain

provisions  of  the  convertible  note  of  $152,076  and  a  note  payable  to  a  related  party  of

$6,263.The  decrease  in  liabilities  was  primarily  due  to  the  repayment  and  conversion  of the  convertible  note  payable,  and  the  write-off  the  derivative  liability.  We  do  not  have any long term liabilities.

Stockholders’   Equity.   Our   stockholders’   equity   decreased   to   $203,680   at

September  30,  2014from  $556,187  at  December  31,  2013.   This  decrease  was  primarily

due  to  an  increase  in  accumulated  deficit  from  $(2,197,857)  at  December  31,  2013  to

$(2,620,470)  at  September  30,  2014,  resulting  from  a  loss  from  operations  of  $(422,613)

for the nine months endedSeptember30, 2014.

THREE  MONTHS  ENDED  SEPTEMBER  30,  2014  AS  COMPARED  TO  THREE

MONTHS ENDED SEPTEMBER 30, 2013

Revenues  and  Cost  of  Sales.  We  had  $269,166  of  revenue  during  the  three months  ended  September  30,  2014  compared  to  revenue  of  $397,081  during  the  three months  ended  September30,  2013.  The  decrease  in  revenue  was  due  primarily  to  a decrease  in  revenue  generated  by  our  Gotham  subsidiary  as  result  of  closing  down  the

Team5  division.  The  decrease  in  our  cost  of  goods  sold  for  the  three  months  ended

September  30,  2014  was  due  to  a  decrease  in  the  cost  of  the  outsourced  photography vendors utilized by our Gotham subsidiary.

General  and  Administrative  Expenses.  General  and  Administrative  Expenses

decreased to $338,288 for the three  months ended September 30, 2014 from $421,298 for

the  three  months  ended  September 30,  2013.    For  the  three  months  ended  September 30,

2014  our  General  and  Administrative  Expenses  consisted  of  corporate  administrative

expenses    of    $51,116,    rent    expense    of    $16,756,    legal    and    accounting   fees    of

$24,225,employee   benefits   expense   of   $15,933,   directors   and   officers   insurance   of

$11,075  and  payroll  expenses  of  $219,183.For  the  three  months  ended  September  30,

2013  our  General  and  Administrative  Expenses  consisted  of  corporate  administrative expenses  of  $67,923,  rent  expense  of  $18,415,  legal  and  accounting  fees  of  $19,951,

employee  benefits  expense  of  $28,640,  directors  and  officers  insurance  of  $10,326  and payroll  expenses  of  $276,043.The  decreases  from  the  three  months  ended  September  30,

2013  to  the  three  months  ended  September  30,  2014  relate  primarily  to a  decrease  in payroll  expenses  and  a  decrease  in  general  and  administrative  costs  associated  with  the operation  of  our  Gotham  subsidiary.  Costs  associated  with  our  officers’  salaries  and  the operation  of  our  Gotham  subsidiary  should  remain  level  going  forward,  subject  to  a material  expansion in the business  operations  of Gotham which would likely increase  our corporate administrative expenses.

Other  Income  (Expense)  and  Taxes.  There  was  no  other  income  for  the  three months  ended  September  30,  2014and  2013  respectively.  We  had  interest  expense  of

$(1,429)  for  the  three  months  ended  September  30,  2014compared  to  no  interest  expense for the three months ended September 30, 2013.

NINE   MONTHS   ENDED   SEPTEMBER   30,   2014   AS   COMPARED   TO   NINE

MONTHS ENDED SEPTEMBER 30, 2013

Revenues  and  Net  Income.  We  had  $819,803  of  revenue  during  the  nine  months ended September 30, 2014, as compared to $1,171,621 of revenue during the nine months

ended  September  30,  2013.   The  decrease  in  revenue  was  due  to  a  decrease  in  revenue generated  by  our  acquired  subsidiary  Gotham  as  a  result  of  closing  down  the  Team5 division  .In  addition  to  Gotham’s  operations,  we  had  other  income  of  $80,409  for  the nine  months  ended  September  30,  2014  primarily  due  to  the  gain  on  derivative  liability,

compared  to  $755,000  of  other  income  from  the  IGX  Rescission  Agreement  for  the  nine months  ended  September  30,  2013.The  decrease  in  our  cost  of  sales  for  the  nine  months

ended   September   30,   2014   was   due   to   a   decrease   in   the   cost   of   the   outsourced

photography vendors utilized by Gotham.

General   and   Administrative   Expenses.   General   and   Administrative   Expenses

decreased  to  $998,527  for  the  nine  months  ended  September  30,  2014  from  $1,299,224 for the nine months ended September 30, 2013. For the nine months ended September 30,

2014  our  General  and  Administrative  Expenses  consisted  of  corporate  administrative

expenses  of  $189,645,  rent  expense  of   $51,209,  employee  benefits  expense  of  $53,271,

legal   and   accounting   fees   of   $73,189,   directors   and   officers   insurance   expense   of

$32,328,  payroll  expenses  of  $548,106and  a  bad  debt  write  off  of  $50,779  as  part  of  a settlement  for  the  receivable  balance  on  the  IGX  rescission  agreement  .For  the  nine months ended September 30, 2013 our General  and Administrative Expenses consisted of

corporate   administrative   expenses   of   $206,677,   rent   expense   of   $18,415,   employee

benefits expense of $89,504, legal and accounting fees of $102,655, directors and officers insurance expense of $30,038, finders and commission fees related the IGX transaction of

$30,175  and  payroll  expenses  of  $821,760.The  decreases  from  the  nine  months  ended

September  30,  2013  to  the  nine  months  ended  September  30,  2014  relate  primarily  to  a decrease in payroll expense, health benefits and corporate administrative expenses.  Costs associated  with  our  officers’  salaries  and  the  operation  of  our  Gotham  subsidiary  should remain  level  going  forward,  subject  to  a  material  expansion  in  the  business  operations  of

Gotham which would likely increase our corporate administrative expenses.

Other  Income  (Expense)  and  Taxes.  We  had  other  income  of  $80,409  primarily  due  to the  gain  on  derivative  liability for  the  nine  months  ended  September  30,  2014,  compared to  $755,000  from  the  IGX  Rescission  Agreement  for  the  nine  months  ended  September

30, 2013.

LIQUIDITY AND CAPITAL RESOURCES

General

As  reflected  in the  accompanying  consolidated  financial  statements,  at  September

30,  2014,  we  had  $332,379of  cash  and  stockholders’  equity  of  $203,680  as  compared  to

$26,870  and  $556,187  at  December  31,  2013.   At  September  30,  2014  we  had  $496,232

in total assets, compared to $1,071,342 at December 31, 2013.

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

Cash Flow Activity

Net cash provided by operating activities was $364,747for the nine months ended

September 30, 2014, compared to net cash provided by operating activities of $6,597for the nine months ended September 30, 2013. Net cash used by continuing operating activities was $290,999 for the nine months ended September 30, 2014, compared to net cash provided by continuing operating activities of $6,597 for the nine months ended

September 30, 2013. Our primary source of operating cash flows was from a decrease in the receivable due from the IGX rescission agreement of $189,000 and from continuing operating activities for the nine months ended September 30, 2014 was from our Gotham subsidiary’s revenues of $819,903 and $1,171,621 for the nine months ended September

30, 2013.  Additional contributing factors to the change were from a decrease in accounts receivable of $34,902, an increase in prepaid expenses of $31,113, and a decrease in accounts payable of $30,277.  Net cash provided by discontinued operating activities was

$655,746 for the nine months ended September 30, 2014 and cash provided by discontinued operating activities was $0 for the nine months ended September 30,

2013.Cash provided by discontinued operations for the nine months ended September 30,

2014 consisted of $655,746in cash payments received from DDC against accounts receivable included in the Assets from Discontinued Operations.

Cash  used  by  investing  activities  was  $4,738  for  the  nine  months  ended  September

30,  2014compared  to  cash  provided  by investing  activities  of  $1,800  for  the  nine  months

ended  September  30,  2013.   For  the  nine  months  ended  September  30,  2014  the  primary use  of  cash  from  investing  activities  was  from  purchases  of  property  and  equipment  of

$2,026  and  an  increase  in  deposits  of  $2,712.   For  the  nine  months  ended  September  30,

2013  the  primary  source  of  cash  provided  by  investing  activities  was  from  a  decrease  in deposits.

Cash   used   by   financing   activities   was   $(54,500)   for   the   nine   months   ended

September  30,  2014  compared  to  cash  provided  by  financing  activities  of  $103,500  for the  nine  months  ended  September  30,  2013.  The  cash  flows  used  by  financing  activities for  the  nine  months  ended  September  30,  2014  was  primarily  from  repayment  of  the convertible  note  payable.  The  cash  flows  provided  by  financing  activities  for  the  nine months  ended  September  30,  2013  was  from  the  issuance  of  a  Convertible  note  payable from an unrelated party.

Supplemental Cash Flow Activity

In  the  nine  months  ended  September  30,  2014  the  company  paid  interest  of

$8,417compared to interest of $2,644in the nine months ended September 30, 2013.

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

15d-15(e) under the Exchange Act as of September 30, 2012. Based upon that evaluation,

our  Chief  Executive  Officer  and  Chief  Financial  Officer  concluded  that  our  disclosure controls and procedures were effective as of September 30, 2014.

Change in Internal Controls

During  the  nine  months  ended  September 30,  2014,  there  were  no  changes  in  our internal  control  over  financial  reporting  that  materially  affected,  or  are  reasonably  likely to materially affect, our internal control over financial reporting.

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

November 12, 2014.

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