Form 10-K
period 2014-12-31
iGambit, Inc.
filed 2015-04-15
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 ☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014

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

Non-accelerated filer ☐

Smaller

filer ☐

filer ☐

reporting

company ☑

(Do not  check if a smaller reporting  company)

Indicate  by  check  mark  whether  the  registrant  is  a  shell  company  (as  defined  in  Rule 126-2  of  the  act):

Yes ☐     No ☑

There  is not currently a  market  for the Registrant’s common stock.

As  of  April  15,  2015  there  were  26,583,990  shares  of  the  Registrant’s  $0.001  par  value  common  stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

iGambit Inc.

FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2014

TABLE OF CONTENTS

Page No.

PART I

Item 1

Business

1

Item 1A

Risk Factors

9

Item 1B

Unresolved Staff Comments

9

Item 2

Properties

9

Item 3

Legal Proceedings

9

Item 4

(Removed and Reserved)

10

PART II

Item 5

Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

11

Item 6

Selected Financial Data

12

Item 7

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

13

Item 7A

Quantitative and Qualitative Disclosure About Market Risk

19

Item 8

Financial Statements and Supplementary Data

19

Item 9

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

20

Item 9A

Controls and Procedures

20

Item 9B

Other Information

21

PART III

Item 10

Directors, Executive Officers and Corporate Governance

21

Item 11

Executive Compensation

26

Item 12

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

28

Item 13

Certain Relationships, Related Transactions and Director

Independence

29

Item 14

Principal Accountant Fees and Services

29

PART IV

Item 15

Exhibits and Financial Statement Schedules

30

EX-31.1

EX-31.2

EX-32.1

EX-32.2

i

This  annual  report  on  Form  10-K  is  for  the  year  ended  December 31,  2014.  The

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

On  April  8,  2013,  iGambit  Inc.  (“iGambit”)  and  its’  wholly  owned  subsidiary,

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

OUR COMPANY

Introduction

We  are  a  company  focused  on  the  technology  markets.  Presently  we  have  one operating subsidiary,  Gotham Innovation Lab  Inc. (“Gotham”). Gotham is in the business

of  providing  media  technology  services  to  the  real  estate  industry.    Revenues  consist

entirely  of  revenues  from  the  operation  of  our  Gotham  subsidiary  ($1,068,617  during

year  ended  December  31,  2014).   In  addition  to  Gotham’s  operations,  we  earned  other income,  net  of  other  expenses,  of  $78,493  and  income  from  discontinued  operations  of

$17,531.

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

SEC  reporting  company.    In  addition,  we  are  working  on  a  daily  basis  towards  our strategy,  identifying further  acquisitions  that  will expand and  or complement our  existing subsidiary.

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

Evaluation of the Target’s Management

We  would  condition  any  acquisition  on  the  commitment  of  management  of  the target  business  to  remain  in  place  post-closing.  Following  a  business  combination,  we may seek to recruit additional managers to supplement the incumbent management of the target  business.  We  cannot  assure  you  that  we  will  have  the  ability  to  recruit  additional managers,  or  that  any such  additional  managers  will  have  the  requisite  skills,  knowledge or  experience  necessary  to  enhance  the  incumbent  management.  Although  we  intend  to closely  scrutinize  the  management  of  a  prospective  target  business  when  evaluating  the

desirability   of   effecting   a   business   combination,   we   cannot   assure   you   that   our

assessment of the target business’s management will prove to be correct.

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

The  following  five  customers  constituted  approximately  75%  of  the  Company’s  sales  in

2014:  Douglas  Elliman  Real Estate,  LLC  –  approximately 70%  of  sales;  Richard  Caplan

Photography  –  approximately  2%  of  sales;  EGR  International,  Inc.  –  approximately  1%

of  sales;  Brooklyn  Ridge  Realty  –  approximately  1%  of  sales;  and  Halstead  Property

Development   Marketing   LLC   –   approximately  1%   of   sales.      The   loss   of   Douglas

Elliman  Real  Estate  could  have  a  material  adverse  affect  on  the  Company’s  financial condition.

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

ITEM 1A.  RISK FACTORS

Not Required.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our  corporate  executive  office  is  located  in  Smithtown,  New  York,  where  we

lease   approximately  1000   square   feet  of   office   space.   Monthly  lease   payments   are

approximately $1,590.  The  lease  is  for  a  term  of  five  (5)  years  commencing on  March  1,

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

Hundred   Sixty-Eight   Dollars   and   Sixty-Seven   Cents   ($646,668.67)   (the   “Settlement

Amount”)  in  full  satisfaction  of the Judgment  based  upon   certain   terms,  which  included

the following:

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

HOLDERS

As   of   April   15,   2015,   there   are   26,583,990   shares   of   our   common   stock

outstanding,  held  of  record  by  181  persons.   We  have  275,000  common  stock  warrants

outstanding and 1,518,900 common stock options outstanding.

As  of  April  15,  2015,  approximately  all  26,583,990  shares  of  our  common  stock  are eligible to be sold under Rule 144.

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

EQUITY COMPENSATION PLAN INFORMATION

We  currently  do  not  have  an  equity  compensation  plan.    In  2006,  the  Company

adopted  the  2006  Long-Term  Incentive  Plan  (the  "2006  Plan").    The  Plan  expired  on

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

In   addition   to   the   2006   Long   Term   Incentive   Plan,   we   have   issued   and

outstanding  compensatory warrants  to  two  consultants  entitling  the  holders  to  purchase  a total  of  275,000  shares  of  our  common  stock  at  an  average  exercise  price  of  $0.94  per share. Warrants to purchase 25,000 shares  of common stock vest  upon 6  months after the

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

2014:

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

0.06

0

Equity

compensation

plans not approved

by our

stockholders

1,222,000  $

0.06

0

(1) Equity compensation plans approved by our stockholders consist of our 2006

Long Term Incentive Plan.

RECENT SALES OF UNREGISTERED SECURITIES

During  2014  we  did  not  sell  securities  in  transactions  not  registered  under  the

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

Allowance   for   doubtful   accounts   was   $17,865   at   December   31,   2014   and   2013,

respectively.   Bad  debt  expense  of $4,295 and  $0  was charged  to  operations  for  the  years ended December 31, 2014 and 2013, respectively.

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

Depreciation expense of $4,766 and $6,694 was charged to operations for the years ended

December 31, 2014 and 2013, respectively.

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

Interest  expense  on  the  convertible  note  of  $3,242  was  recorded  for  the  year  ended

December 31, 2014.

Initially  the  Company  had  anticipated  repaying  the  obligation  prior  to  the  effective  date

of  the  holder  electing  to  convert.   Since  the  effective  date  of  the  election  to  convert  has passed  the  Company recorded  a  debt  discount  related  to  identified  embedded  derivatives relating  to  conversion  features  and  a  reset  provisions  (see  Note  7)  based  fair  values  as  of

the  inception  date  of  the  Note.   The  calculated  debt  discount  equaled  the  face  of  the  note

and was amortized over the term of the note.   During the  year ended December 31, 2014,

the noteholder converted $49,000 of the principal balance to 1,539,934 shares of common stock,  and  the  Company  repaid  the  remaining  note  balance  of  $54,500  and  accrued interest of $5,646 on June 18, 2014.

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

Company  recorded  interest  expense  from  the  excess  of  the  derivative  liability  over  the convertible  note  of  $48,576  during  the  year  ended  December  31,  2013.  A  gain  on derivative  liability  of  $152,076  was  recorded  during  the  year  ended  December  31,  2014 for the satisfaction of the convertible note.

Based  upon  ASC  840-15-25  (EITF  Issue  00-19,  paragraph  11)  the  Company has  adopted

a   sequencing  approach   regarding  the   application   of   ASC   815-40   to   its   outstanding

convertible   note.   Pursuant   to   the   sequencing   approach,   the   Company   evaluates   its

contracts based upon earliest issuance date.

Stock Transactions

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

“Capitalization  Amendments”).  The  Capitalization  Amendments  create  provisions  in  the

Company’s  Articles  of  Incorporation,  which  allows  the  voting  powers,  designations,

preferences  and  other  special  rights,  and  qualifications,  limitations  and  restrictions  of each  series  of  preferred  stock  to  be  established  from  time  to  time  by  the  Board  without approval of the stockholders. No dividend, voting, conversion, liquidation or redemptions rights as well as redemption or sinking fund provisions are  yet established with respect to

the Company’s preferred stock.   On October 3, 2014, the Majority Stockholders executed

and   delivered   to   the   Company   a   written   consent   approving   the   Capitalization

Amendments.

Common Stock Issued

In  connection  with  the convertible  note  payable  the  note  holder converted  $49,000  of  the principal  balance  to  1,539,934  shares  of  common  stock  during  the  year  ended  December

31, 2014.  The stock issued was determined based on the terms of the convertible note.

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

Year Ended December 31, 2014 as Compared to Year Ended December 31, 2013

Assets.  At  December 31,  2014,  we  had  $260,217  in  current  assets  and  $280,786 in  total  assets,  compared  to  $1,050,746  in current  assets  and  $1,071,342  in  total assets as

of  December 31,  2013.   The  decrease  in  total  assets  was  primarily  due  to  a  decrease  in accounts  receivable  and  a  decrease  in  assets  from  discontinued  operations  as  a  result  of

iGambit collecting all of its receivables in 2014.

Liabilities.  At  December 31,  2014,  we  had  total  liabilities  of  $285,277  compared to  $515,155  at  December 31,  2013.  Our  total  liabilities  at  December 31,  2014  consisted of  accounts  payable  of  $285,277,  whereas  our  total  liabilities  at  December  31,  2013 consisted  of  accounts  payable  of  $316,566,  a  convertible  note  payable  of  $40,250,  a derivative liability for certain provisions of the convertible note of $152,076 and a note to a related party of $6,263, The decrease in liabilities was primarily due to a repayment of a convertible note payable and repayment of a note payable to unrelated parties. We  do not have any long term liabilities.

Stockholders’ Equity  (Deficiency). Our Stockholders’ Deficiency was $(4,491) at

December  31,  2014  compared  to  Stockholders’  Equity  of  $556,187  at  December 31,

2013.  This  decrease  was  due  to  an  increase  in  accumulated  deficit  from  $(2,197,857)  at

December  31,  2013  to  $(2,882,199)  at  December  31,  2014  resulting  from  net  loss  of

$(684,342)  for  the  year  ended  December  31,  2014  compared  to  net  income  of  $250,489 for the year ended December 31, 2013

Revenue  and  Net  Income.  We  had  revenue  of  $1,068,617  for  the  year  ended

December 31, 2014, compared to revenue of $1,461,183 for the year ended December 31,

2013.   The  decrease  in  revenue  was  due  primarily  to  a  decrease  in  revenue  generated  by our  Gotham  subsidiary  as  result  of  closing  down  the  Team5  division.  We  also  earned other  income of  $78,493  for the  year  ended  December  31,  2014 primarily due  to  the gain on  derivative  liability,  compared  to  $660,245  in  other  income  from  the  IGX  Rescission

Agreement  for  the  year  ended  December  31,  2013.   In  addition  to  Gotham’s  operations,

we had income from discontinued operations of $17,531 and $317,625 for the  year ended

December  31,  2014  and  December  31,  2013,  respectively.   The  decrease  in  our  cost  of

sales  for  the  year  ended  December  31,  2014  was  due  to  a  decrease  in  the  cost  of  the outsourced photography vendors utilized by Gotham.

General  and  Administrative  Expenses.  General  and  Administrative  Expenses

decreased  to  $1,383,646  for  the  year  ended  December 31,  2014  from  $1,692,556  for  the year  ended  December 31,  2013.  For  the  year  ended  December 31,  2014  our  General  and

Administrative  Expenses  consisted  of  corporate  administrative  expenses  of  $292,096,

legal  and  accounting  fees  of  $111,477,  payroll  expenses  of  $731,606,  Directors  and

Officers  Insurance  of  $43,754,  employee  benefits  expenses  of  $74,975  (medical,  dental,

retirement  plan,  and  life  insurance),  $74,664  in  stock  based  compensation  expense,    and

a  bad  debt  write  off  of  $55,074.  For  the  year  ended  December 31,  2013  our  General  and

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

$30,175.  Therefore  the  decreases  from  the  year  ended  December 31,  2013  to  the  year ended December 31, 2014 relate primarily to a decrease in payroll and employee benefits expenses.  In  the  event  the  company  effectuates  an  acquisition  in  2015  we  anticipate additional professional fees associated with the acquisition.

LIQUIDITY AND CAPITAL RESOURCES

General

As  reflected  in  the  accompanying  consolidated  financial  statements,  at  December

31,  2014,  we  had  $133,436  of  cash  and  stockholders’  deficit  of  $(4,491).   At  December

31, 2013, we had $26,870 of cash and stockholders’ equity of $556,187.

Our primary capital requirements in 2015 are likely to arise from the expansion of our  Gotham  operations,  and,  in  the  event  we  effectuate  an  acquisition,  from:  (i) the amount  of  the  purchase  price  payable  in  cash  at  closing,  if  any;  (ii) professional  fees associated  with  the  negotiation,  structuring,  and  closing  of  the  transaction;  and  (iii) post closing  costs.  It  is  not  possible  to  quantify  those  costs  at  this  point  in  time,  in  that  they depend on Gotham’s business opportunities, the state of the overall economy, the relative size  of  any  target  company  we  identify  and  the  complexity  of  the  related  acquisition transaction(s).  We  anticipate  raising  capital  in  the  private  markets  to  cover  any  such costs,  though  there  can  be  no  guaranty  we  will  be  able  to  do  so  on  terms  we  deem  to  be acceptable.  We  do  not  have  any  plans  at  this  point  in  time  to  obtain  a  line  of  credit  or other loan facility from a commercial bank.

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

Cash Flow Activity

Net   cash   provided   by  operating   activities   was   $165,805   for   the   year   ended

December  31,  2014,  compared  to  net  cash  used  by  operating  activities  of  $183,151  for

the  year ended December 31, 2013.   Net cash used by continuing operating activities was

$489,941  for  the  year  ended  December  31,  2014,  compared  to  net  cash  provided  by continuing  operating  activities  of  $134,474  for  the  year  ended  December  31,  2013.  Our primary  source  of  operating  cash  flows  from  continuing  operating  activities  for  the  year ended December 31, 2014 was from our Gotham subsidiary’s revenues of $1,068,617 and

$1,461,183 for the year ended December 31, 2013.   Additional contributing factors to the

change  were  from  a  decrease  in  accounts  receivable  of  $53,621,  an  increase  in  prepaid expenses  of  $34,520,  a  decrease  in  accounts  payable  of  $37,552  and  a  decrease  in  the

receivable  due  from  the  IGX  rescission  agreement  of  $239,779.   Net  cash  provided  by

discontinued  operating  activities  was  $655,746  for  the  year  ended  December  31,  2014 and  cash  used  in  discontinued  operating  activities  was  $317,625  for  the  year  ended

December   31,   2013.   Cash   provided   by   discontinued   operations   for   the   year   ended

December  31,  2014  consisted  of  $655,746  in  cash  payments  received  from  DDC  against accounts receivable included in the Assets from Discontinued Operations.

Cash  used  by investing activities  was  $4,739  for  the  year  ended  December  31,  2014 and  cash  provided  by  investing  activities  was  $1,800  for  the  year  ended  December  31,

2013.  For  the  year  ended  December  31,  2014  the  primary  use  of  cash  from  investing activities  was  from  purchases  of  property  and  equipment  of  $2,026  and  an  increase  in deposits  of  $2,713.  For  the  year  ended  December  31,  2013  the  primary  source  of  cash provided by investing activities was from a decrease in deposits.

Cash  used  by  financing  activities  was  $(54,500)  for  the  year  ended  December  31,

2014  compared  to  cash  provided  by  financing  activities  of  $103,500  for  the  year  ended

December  31,  2013.  The  cash  flows  used  by  financing  activities  for  the  year  ended

December  31,  2014  was  primarily  from  repayment  of  the  convertible  note  payable.   The

cash  flows  provided  by  financing  activities  for  the  year  ended  December  31,  2013  was from the issuance of a Convertible note payable to at an unrelated party.

Supplemental Cash Flow Activity

In  the  year  ended  December  31,  2014  the  company  paid  interest  of  $10,033 compared to interest of $3,524 in the year ended December 31, 2013.

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance-sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

Not Required.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required by this Item 8 are included in this Report beginning on page F-1, as follows:

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheet as of December 31, 2014 and 2013

F-3

Consolidated Statement of Income for the years ended December 31, 2014 and

F-4

2013

Consolidated Statement of Changes in Stockholder’s Equity for the years ended      F-5

December 31, 2014 and 2013

Consolidated Statement of Cash Flows for the years ended December 31, 2014

F-6

and 2013

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

15d-15(e) under the Exchange  Act as of  December 31, 2014. Based upon that evaluation,

our  Chief  Executive  Officer  and  Chief  Financial  Officer  concluded  that  our  disclosure controls and procedures were effective as of December 31, 2014.

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

Our  management  assessed  the  effectiveness  of  the  Company’s  internal  control

over   financial   reporting   as   of   December 31,   2014.   In   making   this   assessment,

management  used  the  criteria  set  forth  in  the  Internal  Control  —  Integrated  Framework issued  by  the  Committee  of  Sponsoring  Organizations  of  the  Treadway  Commission

(COSO).  Based  on  management’s  assessment,  we  concluded  that,  as  of  December 31,

2014, our internal control over financial reporting was effective.

Change in Internal Controls

During the quarter ended December 31, 2014, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name

Age

Position

Appointed

John Salerno

76     Chief Executive Officer, President,    March 2009

Chairman of the Board, and

(appointed Chairman

Director

and Director in

April 2000)

Elisa Luqman

50     Chief Financial Officer, Executive     March 2009

Vice President, General Counsel,

(appointed Director

and Director

in August 2009)

James J. Charles

72     Director

March 2006

George G. Dempster

75     Director

January 2001

John Keefe

72     Director

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

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

Based  solely  upon  a  review  of  Forms  3  and  4  and  amendments  thereto  furnished to the Company under Rule 16a-3(e) under the Exchange Act during its most recent fiscal year  and  Forms  5  and  amendments  thereto  furnished  to  the  Company  with  respect  to  its most recent fiscal year, and any written representation to the Company from the reporting person  that  no  Form  5  is  required,  no  person  who,  at  any time  during  the  fiscal  year,  was a  director,  officer,  beneficial  owner  of  more  than  ten  percent  of the  Company’s  Common

Stock,  or  any  other  person  known  to  the  Company  to  be  subject  to  section  16  of  the

Exchange  Act  with  respect  to  the  Company,  failed  to  file  on  a  timely  basis,  as  disclosed in  the  above  Forms,  reports  required  by  section  16(a)  of  the  Exchange  Act  during  the most recent fiscal year or prior fiscal years, except as described below:

Name

No. of Late Reports

No. of transactions

Failure to file a

that were not

required Form

reported on a timely

basis

John Salerno

2

2

0

Elisa Luqman

2

1

0

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation received by our executive officers, for their service, during the year ended December 31, 2014.

Current

Nonqualified

Officers

Non-equity

Deferred

Name  &

Option

Incentive Plan      Compensation

All Other

Principal

Salary      Bonus     Stock     Awards      Compensation

Earnings

Compensation

Total

Position

Year

($)

($)

($)

($)

($)

($)

($)

($)

John

Salerno

2014     131,250

0

0

0

0

0

13,206(1)

144,456

CEO,

President

2013     200,000

0

0

0

0

0

10,237(2)

210,237

Chairman

& Director     2012     200,000

0

0

0

0

0

10,237(3)

235,237

Elisa

Luqman

2014     143,746

0

0

0

0

0

36,514(4)

180,260

Acting

CFO,

2013     200,000

0

0

0

0

0

30,125(5)

230,125

EVP,  GC

and

2012     200,000

0

0

0

0

0

27,7957(6)

227,795

Director

(1)    Includes $6,264 in health insurance premiums and $6,942 in life insurance premiums.

(2)    Includes $6,168 in health insurance premiums and $4,069 in life insurance premiums.

(3)    Includes $6,168 in health insurance premiums and $4,069 in life insurance premiums.

(4)    Includes $36,514 in health and dental insurance premiums.

(5)    Includes $30,125 in health and dental insurance premiums.

(6)    Includes $27,795 in health and dental insurance premiums.

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

That

Rights

Rights

Unexercised     Unexercised     Unexercised     Option

Have

Have

That

That

Options

Options

Unearned      Exercise

Option

Not

Not

Have Not    Have Not

(#)

(#)

Options

Price

Expiration

Vested     Vested      Vested

Vested

Exercisable    Unexercisable

(#)

($)

Date

(#)

($)

(#)

(#)

Name (a)

(b)

(c)

(d)

(e)

(f)

(g)

(h)

(i)

(j)

James Charles

59,000

0

0

$0.03

06/09/2024

0

0

0

0

James Charles

100,000

0

0

$0.03

06/09/2024

0

0

0

0

George

Dempster

113,000

0

0

$0.03   06/09/202424

0

0

0

0

George

Dempster

100,000

0

0

$0.03

06/09/2024

0

0

0

0

John Keefe

600,000

0

0

$0.03

06/09/2024

0

0

0

0

The  following  table  sets  forth  the  compensation  received  by  our  directors,  for  their service as directors, during the year ended December 31, 2014.

Nonqualified

Fees

Non-equity

deferred

earned or

Stock

Option

incentive plan

compensation

All other

paid  in

awards

awards

compensation

earnings

compensation

Total

Name

cash ($)

($)

($)

($)

($)

($)

($)

John Salerno  (1)

-

-

-

-

-

-

0

Elisa Luqman (1)

-

-

-

-

-

-

0

James J. Charles

$4,000

-

-

-

-

$4,000

George G. Dempster

$4,000

-

-

-

-

$4,000

John Keefe

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The  following  table  sets  forth  information  known  to  us,  as  of  April  15,  2015,

relating to the beneficial ownership of shares of common stock by: (i) each person who is known  by  us  to  be  the  beneficial  owner  of  more  than  5%  of  the  Company’s  outstanding

common   stock;   (ii) each   director;   (iii) each   executive   officer;   and   (iv) all   executive

officers  and  directors  as  a  group.  Under  securities  laws,  a  person  is  considered  to  be  the beneficial  owner  of  securities  owned  by  him  (or  certain  persons  whose  ownership  is attributed  to  him)  or  securities  that  can  be  acquired  by  him  within  60 days,  including upon the exercise of options, warrants or convertible securities. The Company determines

a   beneficial   owner’s   percentage   ownership   by  assuming   that   options,   warrants   and

convertible  securities  that  are  held  by  the  beneficial  owner  and  which  are  exercisable within 60 days, have been exercised or converted. The Company believes that all persons named  in  the  table  have  sole  voting  and  investment  power  with  respect  to  all  shares  of common  stock  shown  as  being  owned  by  them.  Unless  otherwise  indicated,  the  address of  each  beneficial  owner  in  the  table  set  forth  below  is  care  of  iGambit  Inc.,  1050  W.

Jericho  Turnpike,  New  York,  11787.  The  percentages  in  the  following  table  are  based upon 25,044,056 shares outstanding as of April 15, 2015.

Amount and Nature

of Beneficial

Name of Beneficial Owner

Ownership

Percent of Class

John Salerno, C.E.O., President, Chairman

of the Board, and Director

5,146,900(1)

%

Elisa Luqman, C.F.O., Executive Vice

President, General Counsel and Director

5,685,000,(2)

%

James J. Charles, Director

600,000(3)

%

George G. Dempster, Director

605,000(4)

%

Mehul Mehta

2,450,000

%

Executive Officers and Directors as a

Group:

12,539,900 (4)

%

1.    Includes: options to  purchase 46,900 shares of common stock at  $0.01 per share held  by John L.

Salerno, Mr.  Salerno’s son; and options to  purchase 100,000 shares of common stock at $0.01 per share held  by Dean T. Salerno, Mr. Salerno’s son.

2.    Includes 685,000 shares of common stock held  by Muhammad Luqman, Ms. Luqman’s husband.

3.    Includes options to purchase 159,000 shares of the common stock at $0.03 per share.

4.    Includes options to purchase 213,000 shares of the common stock at $0.03 per share.

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

The following table shows what Michael F.  Albanese, CPA and  Fiondella, Milone

&  LaSaracina,  LLP  billed  for  the  audit  and  other  services  for  the  year  ended  December

31, 2014 and December 31, 2013 respectively.

Year Ended  Year Ended

12/31/ 2014    12/31/2013

Audit Fees

$

39,725  $

45,000

Audit-Related Fees

-

---

All Tax Fees

---

—

Other Fees

---

—

Total

$

39,725  $

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheet as of December 31, 2014 and 2013

F-3

Consolidated Statement of Income for the years ended December 31, 2014 and

F-4

2013

Consolidated Statement of Changes in Stockholder’s Equity for the years

F-5

ended December 31, 2014 and 2013

Consolidated Statement of Cash Flows for the years ended December 31, 2014

F-6

and 2013

Notes to Financial Statements

F-7

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

April 15, 2015.

iGambit Inc.

April 15, 2015

By:  /s/ John Salerno

John Salerno, Chief Executive

Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this

Annual Report on Form 10-K has been signed by the following persons in the capacities indicated:

Signature

Title

Date

/s/ John Salerno

Chief Executive Officer and

Director

April 15, 2015

John Salerno

/s/ Elisa Luqman

Chief Financial Officer, Executive

April 15, 2015

Vice President, General Counsel,

Elisa Luqman

Principal Accounting Officer and

Director

/s/ James J. Charles

Director

April 15, 2015

James J. Charles

/s/ George G. Dempster

Director

April 15, 2015

George G. Dempster

/s/ John Keefe

Director

April 15, 2015

John Keefe

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of iGambit Inc.

We  have  audited  the  accompanying  consolidated  balance  sheet  of  iGambit  Inc.  as  of  December

31,   2014,   and   the   related   consolidated   statement   of   operations,   consolidated   statement   of

changes  in  stockholders’  equity  (deficiency),  and  consolidated  statement  of  cash  flows  for  the year  ended  December  31,  2014.  iGambit  Inc.’s  management  is  responsible  for  these  financial statements.  Our  responsibility  is  to  express  an  opinion  on  these  financial  statements  based  on our audits.

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

In  our  opinion,  the  financial  statements  referred  to  above  present  fairly,  in  all  material  respects,

the  financial  position  of  iGambit  Inc.  as  of  December  31,  2014  and  the  results  of  its  operations and  its  cash  flows  for  the  year  in  the  period  ended  December  31,  2014,  in  conformity  with accounting principles generally accepted in the United States of America.

/s/ Michael F. Albanese

Michael F. Albanese, CPA

Parsippany, New Jersey

April 15, 2015

To the Board of Directors and Stockholders of

iGambit, Inc.

Smithtown, New York

We have audited the accompanying consolidated balance sheet of iGambit, Inc. (the Company) as of December 31, 2013, and the related consolidated statements of operations, changes in stockholders’ equity, and cash flows for the year then ended. The Company’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/ Fiondella, Milone & LaSaracina, LLP
Glastonbury, Connecticut

March 31, 2014

IGAMBIT INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

2014

2013

ASSETS

Current  assets

Cash

$

133,436

$

26,870

Accounts receivable, net

81,671

135,292

Prepaid expenses

45,110

10,590

Due from rescission agreement

--

239,779

Assets from discontinued operations, net

--

638,215

Total current  assets

260,217

1,050,746

Property and equipment, net

8,436

11,176

Other assets

Deposits

12,133

9,420

$

280,786

$

1,071,342

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current  liabilities

Accounts payable

$

285,277

$

316,566

Convertible  note payable

--

40,250

Derivative  liability

--

152,076

Note payable - related party

--

6,263

Total current  liabilities

285,277

515,155

Commitments and contingencies

Stockholders' equity (deficiency)

Preferred stock, $.001 par value; authorized - 100,000,000 shares;

issued and outstanding - 0 shares in 2014 and  2013, respectively

--

--

Common stock, $.001 par value; authorized - 200,000,000 shares;

issued and outstanding - 26,583,990 shares in 2014 and

25,044,056 shares in 2013

26,584

25,044

Additional paid-in capital

2,851,124

2,729,000

Accumulated deficit

(2,882,199)

(2,197,857)

Total stockholders' equity (deficiency)

(4,491)

556,187

$

280,786

$

1,071,342

IGAMBIT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,

2014

2013

Sales

$

1,068,617

$

1,461,183

Cost of sales

465,337

496,008

Gross profit

603,280

965,175

Operating expenses

General and administrative expenses

1,383,646

1,692,556

Loss from operations

(780,366)

(727,381)

Other income (expenses)

Gain on derivative liability

152,076

--

Interest expense

(10,333)

(54,505)

Amortization of debt discount

(63,250)

(40,250)

Income from rescission agreement

--

755,000

Total other income (expenses)

78,493

660,245

Loss from continuing operations

(701,873)

(67,136)

Income from discontinued operations

17,531

317,625

Net income (loss)

$

(684,342)

$

250,489

Basic and fully diluted earnings (loss) per common share:

Continuing operations

$

(.03)

$

.00

Discontinued operations

$

.00

$

.01

Net earnings per common share

$

(.03)

$

.01

Weighted average common shares outstanding - basic

25,947,791

25,044,056

Weighted average common shares outstanding - fully diluted

27,373,471

25,987,956

IGAMBIT INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

YEARS ENDED DECEMBER 31, 2014 AND 2013

Additional

Common stock

Paid-in

Accumulated

Shares

Amount

Capital

Deficit

Totals

Balances, December 31, 2012

25,044,056

$     25,044

$     2,729,000

$      (2,448,346)

$      305,698

Net income

250,489

250,489

Balances, December 31, 2013

25,044,056

25,044

2,729,000

(2,197,857)

556,187

Note payable converted to common

stock

1,539,934

1,540

47,460

--

49,000

Compensation for vested stock

options

--

--

74,664

--

74,664

Net loss

(684,342)

(684,342)

Balances, December 31, 2014

26,583,990

$     26,584

$     2,851,124

$      (2,882,199)

$      (4,491)

IGAMBIT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

2014

2013

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)

$    (684,342)

$

250,489

Adjustments to reconcile net income (loss) to net

cash provided (used) by operating activities

Income from discontinued operations

(17,531)

(317,625)

Depreciation

4,766

6,694

Debt discount interest expense

--

48,576

Debt discount amortization

63,250

40,250

Stock-based compensation expense

74,664

--

Gain on derivative liability

(152,076)

--

Increase (Decrease) in cash flows as a result of

changes in asset and liability account balances:

Accounts receivable

53,621

23,149

Prepaid expenses

(34,520)

122,487

Due from rescission agreement

239,779

(239,779)

Accounts payable

(37,552)

(117,392)

Net cash (used) provided by continuing operating activities

(489,941)

134,474

Net cash provided (used) by discontinued operating activities

655,746

(317,625)

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES

165,805

(183,151)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment

(2,026)

--

(Increase) decrease in deposits

(2,713)

1,800

Repayments of notes receivable

--

--

NET CASH (USED) PROVIDED BY INVESTING ACTIVITIES

(4,739)

1,800

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from stockholder's loan

3,600

--

Repayments of stockholder's loan

(3,600)

--

Proceeds from convertible note payable

--

103,500

Repayments of convertible note payable

(54,500)

--

NET CASH (USED) PROVIDED BY FINANCING ACTIVITIES

(54,500)

103,500

NET INCREASE (DECREASE) IN CASH

106,566

(77,851)

CASH - BEGINNING OF YEAR

26,870

104,721

CASH - END OF YEAR

$

133,436

$

26,870

IGAMBIT INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2014 and 2013

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

December  31,  2014  and  2013,  respectively,  and  of  accrued  interest  receivable  of  $0  and

$67,625 as of December 31, 2014 and 2013, respectively.

Accounts Receivable

Assets  from  discontinued  operations,  net  includes  accounts  receivable  which  represents

50% of contingency payments earned for the previous quarters. The reserve for bad debts of $250,000 charged to operations in 2010 was reversed in connection with the Summary

Judgment  and  Forbearance  Agreement  described  in  Note  11.   Also  included  is  accrued

interest receivable of $85,156 recorded for interest granted on the balance due from Digi-

data  through  May 2014.   The  entire  balance  including  accrued  interest  totaling  $655,746 was repaid to the Company by Digi-data in the year ended December 31, 2014

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

Advertising Costs

The  Company  expenses  advertising  costs  as  incurred.    Advertising  costs  for  the  years

ended December 31, 2014 and 2013 were $3,543 and $5,786, respectively.

Cash and Cash Equivalents

For  purposes  of  reporting  cash  flows,  cash  and  cash  equivalents  include  checking  and money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

Accounts Receivable

The   Company   analyzes   the   collectability   of   accounts   receivable   from   continuing

operations   each   accounting   period   and   adjusts   its   allowance   for   doubtful   accounts

accordingly.   A  considerable  amount  of  judgment  is  required  in  assessing  the  realization of  accounts  receivables,  including  the  creditworthiness  of  each  customer,  current  and

historical  collection  history  and  the  related  aging  of  past  due  balances.   The  Company

evaluates  specific  accounts  when  it  becomes  aware  of  information  indicating  that  a customer  may  not  be  able  to  meet  its  financial  obligations  due  to  deterioration  of  its financial  condition,  lower  credit  ratings,  bankruptcy  or  other  factors  affecting  the  ability

to  render  payment.   Allowance  for  doubtful  accounts  was  $17,865  at  December  31, 2014

and 2013, respectively.   Bad debt expense of $4,295 and $0 was charged to operations for the years ended December 31, 2014 and 2013, respectively.

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

Depreciation expense of $4,766 and $6,694was charged to operations for the  years  ended

December 31, 2014 and 2013, respectively.

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

FASB ASC 718 ASU 2014-12 – Compensation – Stock Compensation:

In June 2014, the FASB issued ASU No. 2014-12, "Compensation – Stock Compensation

(Topic   718):  Accounting  for   Share-Based   Payments   When   the  Terms   of  an  Award

Provide   that   a   Performance   Target   Could   be   Achieved   after   the   Requisite   Service

Period,"   ("ASU      2014-12").      The   amendments   in   ASU   2014-12   require   that   a

performance  target  that  affects  vesting  and  that  could  be  achieved  after  the  requisite

service  period  be  treated  as  a  performance  condition.   A  reporting  entity   should  apply

existing   guidance  in  ASC  Topic  No.  718,   "Compensation   -Stock   Compensation"   as  it

relates  to  awards  with   performance   conditions  that  affect   vesting  to  account  for  such

awards.   The  amendments  in  ASU  2014-12  are  effective  for  annual  periods  and  interim

periods  within  those  annual  periods  beginning  after  December  15,  2015.   Early  adoption

is   permitted.      Entities   may   apply   the   amendments   in   ASU   2014-12   either:   (a)

prospectively   to   all   awards   granted   or   modified   after   the   effective   date;   or   (b)

retrospectively  to  all  awards  with  performance  targets  that  are  outstanding  as  of  the beginning  of  the  earliest  annual  period  presented  in  the  financial  statements  and  to  all new or modified awards thereafter. The Company does not anticipate that the adoption of

ASU 2014-12 will have a material impact on its consolidated financial statements.

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

Years Ended

December 31,

2014

2013

Stock options

1,518,900

--

Stock warrants

275,000

--

Total shares excluded from calculation

1,793,900

--

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

Stock option activity during the years ended December 31, 2014 and 2013 follows:

Weighted

Average

Weighted

Remaining

Weighted

Average

Average

Contractual

Options

Grant-Date

Life

Outstanding

Exercise Price

Fair Value

(Years)

Options outstanding at

December 31, 2012

1,268,900

$

0.08

$

0.10

6.16

Expired

(600,000)

0.10

0.06

Options outstanding at

December 31, 2013

668,900

0.06

0.10

4.69

Options granted

850,000

0.04

0.10

Options outstanding at

December 31, 2014

1,518,900

$

0.03

$

0.10

4.76

Options outstanding at December 31, 2014 consist of:

Date

Number

Number

Exercise

Expiration

Issued

Outstanding

Exercisable

Price

Date

May 1, 2006

100,000

100,000

$0.01

May 1, 2016

May 1, 2006

100,000

100,000

$0.01

May 1, 2016

May 1, 2006

50,000

50,000

$0.01

May 1, 2016

May 1, 2006

46.900

46,900

$0.01

May 1, 2016

June 9, 2014

213,000

213,000

$0.03

June 9, 2024

June 9, 2014

159,000

159,000

$0.03

June 9, 2024

June 9, 2014

600,000

600,000

$0.03

June 9, 2024

June 6, 2014

250,000

250,000

$0.05

June 6, 2019

Total

1,518,900

1,518,900

Warrants

In  addition  to  the Company's  2006   Long  Term  Incentive  Plan,  the Company has issued  an  outstanding compensatory  warrants  to  two  consultants  entitling  the  holders  to  purchase  a  total  of

275,000  shares  of  our  common  stock  at  an  average  exercise  price  of  $0.94  per  share.

Warrants  to  purchase  25,000  shares  of  common  stock  vest  upon  six  months  after  the

Company  engages  in  an  IPO,  have  an  exercise  price  of  $3.00  per  share,  and  expire  two years  after  the  Company  engages  in  an  IPO.  Warrants  to  purchase  250,000  shares  of common stock vest 100,000 shares on issuance (June 1, 2009), and 50,000 shares on each of  the  following  three  anniversaries  of  the  date  of  issuance,  have  exercise  prices  ranging from  $0.50  per  share  to  $1.15  per  share,  and  expire  on  June 1,  2019.  The  issuance  of  the compensatory warrants was not submitted to the Company's shareholders for their approval.

Warrant activity during the years ended December 31, 2014 and 2013 follows:

Weighted

(1)Weighted

Weighted

Average Grant-

Average

Date

Remaining

Warrants

Average

Contractual

Outstanding

Exercise Price

Fair Value

Life (Years)

Warrants outstanding

at December 31, 2012

275,000

$

0.94

$

0.10

6.42

No warrant activity

--

--

--

Warrants outstanding

at December 31, 2013

275,000

$

0.94

$

0.10

5.42

No warrant activity

--

--

--

Warrants outstanding

at December 31, 2014

275,000

$

0.94

$

0.10

4.42

(1)  Exclusive of 25,000 warrants expiring two  years after initial IPO.

Warrants outstanding at December 31, 2014 consist of:

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

55% of the average stock price of the lowest three closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date.  Interest expense on the convertible note of $3,242 was recorded for the  year ended December 31,

2014.

Initially  the  Company  had  anticipated  repaying  the  obligation  prior  to  the  effective  date

of  the  holder  electing  to  convert.   Since  the  effective  date  of  the  election  to  convert  has passed  the  Company recorded  a  debt  discount  related  to  identified  embedded  derivatives relating  to  conversion  features  and  a  reset  provisions  (see  Note  7)  based  fair  values  as  of

the  inception  date  of  the  Note.   The  calculated  debt  discount  equaled  the  face  of  the  note

and was amortized over the term of the note.   During the  year ended December 31, 2014,

the  Company amortized  $63,250  of  debt  discount.   During  the  year  ended  December  31,

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

Company  recorded  interest  expense  from  the  excess  of  the  derivative  liability  over  the

convertible  note  of  $48,576  during  the  year  ended  December  31,  2013.    A  gain  on

derivative  liability  of  $152,076  was  recorded  during  the  year  ended  December  31,  2014 for the satisfaction of the convertible note.

Based  upon  ASC  840-15-25  (EITF  Issue  00-19,  paragraph  11)  the  Company has  adopted

a   sequencing  approach   regarding  the   application   of   ASC   815-40   to   its   outstanding

convertible   note.   Pursuant   to   the   sequencing   approach,   the   Company   evaluates   its

contracts based upon earliest issuance date.

Note 8–Stock Transactions

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

“Capitalization  Amendments”).  Pursuant to the Capitalization Amendments the total number of shares of stock which the Company shall have authority to issue is three hundred million (300,000,000) shares consisting of two hundred million (200,000,000) shares of Common Stock with a par value of one tenth of one cent ($.001) per share, and one hundred million (100,000,000) shares of Preferred Stock par value of one tenth of one cent ($.001) per share. The Capitalization Amendments create provisions in the Company’s Articles of Incorporation, which allows the voting powers, designations, preferences and other special rights, and qualifications, limitations and restrictions of each series of preferred stock to be established from time to time by the Board without approval of the stockholders. No dividend, voting, conversion, liquidation or redemptions rights as well as redemption or sinking fund provisions are yet established with respect to the Company’s preferred stock.  On October 3, 2014, the Majority Stockholders executed and delivered to the Company a written consent approving this action.

Common Stock Issued

In  connection  with  the  convertible  note  payable  (see  Note  6  above)  the  note  holder converted  $49,000  of  the  principal  balance  to  1,539,934  shares  of  common  stock  during

the  year ended December 31, 2014.   The  stock issued was determined based on the terms

of the convertible note.

Note 9 - Income Taxes

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

2014

2013

Statutory U.S. federal income tax rate

34.0%

34.0%

State income taxes, net of

federal income tax benefit

0.1%

0.0%

Tax effect of expenses that are not

deductible for income tax purposes

(0.8)%

1.0%

Return to Provision Items

0.0%

11.0%

Other

0.0%

0.6%

Change in Valuation Allowance

(33.3)%

(46.6)%

Effective tax rate

(0.0)%

(0.0)%

At  December 31,  the  significant  components  of  the  deferred  tax  assets  (liabilities)  are summarized below:

2014

2013

Deferred Tax Assets:

Net Operating Losses

$874,716

$612,173

Other

36,744

3,258

Total deferred tax assets

911,460

615,431

Deferred Tax Liabilities:

--

--

Total deferred tax liabilities

--

--

Valuation Allowance

(911,460)

(615,431)

Net deferred tax assets

$

--

$

--

As   of   December   31,   2014,   the   Company   had   federal   and   state   net   operating   loss

carryforwards  of  approximately $2.0  million  and  $3.8  million,  respectively,  which  expire at various dates from 2023 through 2034. These net operating loss carry forwards may be used  to  offset  future  taxable  income  and  thereby  reduce  the  Company’s  U.S.  federal  and state income taxes.

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

Note 10-Retirement Plan

Gotham  has  adopted  the  Gotham  Innovation  Lab,  Inc.  SIMPLE  IRA  Plan,  which  covers substantially  all  employees.  Participating  employees  may  elect  to  contribute,  on  a  tax-

deferred  basis,  a  portion  of  their  compensation  in  accordance  with  Section  408  (a)  of  the

Internal  Revenue  Code.  The  Company matches up  to  3%  of  employee  contributions. The

Company's  contributions  to  the  plan  for  the  years  ended  December  31,  2014  and  2013 were $6,630 and $14,572, respectively.

Note 11 – Concentrations and Credit Risk

Sales and Accounts Receivable

Gotham  had  sales  to  one  customer  which  accounted  for  approximately  70%of  Gotham’s

total  sales  for  the   year  ended  December  31,  2014.The  one  customer  accounted  for approximately 60%of accounts receivable at December 31, 2014.

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

The  Company  did  not  have  any  interest-bearing  accounts  at  December  31,  2014  and

2013, respectively.

Note 12 - Fair Value Measurement

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

As  of  December  31,  2014  and  2013,  the  Company  did  not  have  any  items  that  would  be classified as level 1 or 2 disclosures.

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

As   of   December   31,   2014   and   2013,   the   Company   did   not   have   any   derivative

instruments that were designated as hedges.

The derivative liability as of December 31, 2013, in the amount of $152,076 has a level 3

classification.    Further,  there  were  no  changes  in  fair  value  of  the  Company’s  level  3 financial liabilities during the year ended December 31, 2014.

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

Note 13 - Related Party Transactions

Note Payable – Related Party

Gotham  was  provided  a  loan  which  was  due  on  December  31,  2013  from  an  entity  that

was   previously  a   related   party.     The   balance   of   $6,263   has   not   been   paid   and   is

accordingly included in accounts payable at December 31, 2014.

Note 14 – Commitments and Contingencies

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

Total   future   minimum   annual   lease   payments   under   the   lease   for   the   years   ending

December 31 are as follows:

2015

$ 19,080

2016

19,440

2017

3,240

$ 41,760

Rent  expense  of  $68,564  and  $74,988  was  charged  to  operations  for  the  years  ended

December 31, 2014 and 2013, respectively.

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

On  December  13,  2013  the    Court  Granted  Summary  Judgment  in  the Company's  favor against  Digi-Data  in  the  amount  of  $570,590,  plus  interest  at  the  Maryland  legal  rate  of

6% per annum from August 31, 2012, and post judgment interest at the Federal statutory

Rate.   Furthermore, Digi-Data’s Counterclaim was dismissed.

On  February  24,  2014  the  Company  entered  into  a  Forbearance  Agreement  with  Digi-

Data   pursuant   to   which     Digi-Data   shall   pay  to the Company  Six   Hundred   Forty-Six

Thousand,  Six  Hundred  Sixty-Eight  Dollars  and  Sixty-Seven  Cents  ($646,668.67)  (the

“Settlement Amount”) in full satisfaction of the Judgment.

Initial  Payment:  Digi-Data  shall  pay  the  Settlement  Amount  by  delivering  Twenty-Five

Thousand  Dollars  and  No  Cents  ($25,000.00)  to the Company  upon  the  execution  of  this

Agreement  (“Initial  Payment”),  and  delivering  the  remaining  Six  Hundred  Twenty-One

Thousand,  Six  Hundred  Sixty-Eight  Dollars  and  Sixty-Seven  Cents  ($621,668.67),  plus interest  at  a  rate  of  6%  per  annum  (calculated  at  Actual/360)  (the  “Remaining  Balance”)

to the Company.

Monthly Payments:   Commencing  thirty (30)  calendar  days  after  the  Effective  Date,  and continuing  for  the  three  following  months,  Digi-Data  shall  make  monthly  payments  of

Twelve Thousand, Five Hundred Dollars and No Cents ($12,500.00) to the Company (each, an

“Initial  Monthly  Payment”).   Thirty  (30)  calendar  days  after  the  fourth  Initial  Monthly

Payment is made, Digi-Data shall commence making a monthly payment of Twenty-Five

Thousand  Dollars  and  No  Cents  ($25,000.00)  to  the Company  until  the  Remaining  Balance  is

paid  in  full  (each,  a  “Subsequent  Monthly  Payment”).   Such  Initial  Monthly  Payments

and   Subsequent   Monthly   Payments   shall   be   credited   to   payment   of   the   Settlement

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

Three  Million  Dollars  and  No  Cents  ($3,000,000.00)  or  greater  it  shall,  within  fifteen

(15)  calendar  days  upon  obtaining  such  funding,  pay  the  full  Remaining  Balance  to

the Company  (the  “LOC  Payment”).   In  the  event  that  Digi-Data  obtains  a  new  line  of  credit subsequent to the Effective  Date under terms acceptable to Digi-Data for any amount less

than   Three   Million   Dollars   and   No   Cents   ($3,000,000.00)   that   is   secured   by   its

receivables  it  shall,  within  fifteen  (15)  calendar  days  of  obtaining  such  funding,  pay

Twenty-Five  Thousand  Dollars  and  No  Cents  ($25,000.00)  to  the Company  (the  “Receivables

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

the Company acknowledges  that,  if  the  Digi-Data  Sale  is  a  sale  or  sales  of  the  Digi-Data

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

As of December 31, 2014 the balance has been paid in full.

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

$300,000.  As  a  result  of  the  IGX  transaction,  as  described  in  Note  15,  BHC  initially  felt entitled  to  $300,000.  The  Company  has  taken  a  position  that  since  the  transaction  has been  rescinded,  that  the  fee  has  not  been  earned  and  thus  not  to  be  paid.  While  the

ultimate   outcome   of   this   matter   is   not   presently  determinable,   it   is   the   opinion   of

management that the resolution of any outstanding claim will not have a material adverse effect on the financial position or results of operations of the Company.

Note 15 – Rescission of Purchase Agreement for Acquisition of IGX Global Inc. and

IGX Global UK Limited

On  April  8,  2013,  the  Company and  its  wholly owned  subsidiary,  IGXGLOBAL,  CORP.

entered   into,   and   became   obligated   under,   a   transaction   to   rescind   the   Company’s

purchase  agreement  dated  December  28,  2012  (the  “Purchase  Agreement”)  with  IGX

Global   Inc.   (“IGXUS”),   IGX   Global   UK   Limited   (“IGXUK”)   and   Thomas   Duffy

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