Form 10-Q
period 2015-03-31
iGambit, Inc.
filed 2015-05-14
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

 ☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2015

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

Act). Yes ☐     No ☑

The Registrant had 26,583,990 shares of its common stock outstanding as of May 15, 2015.

iGambit Inc.

Form 10-Q

Page No.

Part I — Financial Information

1

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

Risk Factors

22

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3.

Defaults upon Senior Securities

23

Item 4.

Removed and Reserved

23

Item 5.

Other Information

23

Item 6.

Exhibits

23

EX-31.1

EX-31.2

EX-32.1

EX-32.2

i

IGAMBIT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

IGAMBIT INC.

CONSOLIDATED BALANCE SHEETS

MARCH 31,

2015

DECEMBER 31,

(Unaudited)

2014

ASSETS

Current assets

Cash

$

38,734      $

133,436

Accounts receivable, net

111,529

81,671

Prepaid expenses

19,435

45,110

Total current assets

169,698

260,217

Property and equipment, net

12,156

8,436

Other assets

Deposits

12,133

12,133

$

193,987      $

280,786

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable

$

301,197      $

285,277

Note payable - stockholder

30,180

--

Total current liabilities

331,377

285,277

Commitments and contingencies

Stockholders' deficiency

Preferred stock, $.001 par value; authorized - 100,000,000 shares;

issued and outstanding - 0 shares in 2015 and 2014,

respectively

--

--

Common stock, $.001 par value; authorized - 200,000,000 shares;

issued and outstanding - 26,583,990 shares in 2015 and

2014, respectively

26,584

26,584

Additional paid-in capital

2,863,122

2,851,124

Accumulated deficit

(3,027,096)

(2,882,199)

Total stockholders' deficiency

(137,390)

(4,491)

$

193,987      $

280,786

IGAMBIT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

2015

2014

Sales

$

300,347    $

240,213

Cost of sales

135,622

102,912

Gross profit

164,725

137,301

Operating expenses

General and administrative expenses

307,919

272,267

Loss from operations

(143,194)

(134,966)

Other income (expenses)

Interest expense

(1,703)

(3,467)

Amortization of debt discount

--

(34,500)

Total other income (expenses)

(1,703)

(37,967)

Loss from continuing operations

(144,897)

(172,933)

Income from discontinued operations

--

11,355

Net loss

$      (144,897)    $      (161,578)

Basic and fully diluted earnings (loss) per common share:

Continuing operations

$

(.01)    $

(.01)

Discontinued operations

$

.00    $

.00

Net loss per common share

$

(.01)    $

(.01)

Weighted average common shares outstanding

26,583,900

25,044,056

IGAMBIT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

2015

2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss

$    (144,897)

$    (161,578)

Adjustments to reconcile net loss to net

cash provided (used) by operating activities

Income from discontinued operations

--

(11,355)

Depreciation

1,306

1,191

Debt discount amortization

--

34,500

Stock-based compensation expense

11,998

--

Increase (Decrease) in cash flows as a result of

changes in asset and liability account balances:

Accounts receivable

(29,858)

32,581

Prepaid expenses

25,675

(14,204)

Due from rescission agreement

--

10,000

Accounts payable

15,920

74,240

Net cash used by continuing operating activities

(119,856)

(34,625)

Net cash provided by discontinued operating activities

--

37,500

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES

(119,856)

2,875

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment

(5,026)

(2,026)

Increase in deposits

--

(2,712)

NET CASH USED BY INVESTING ACTIVITIES

(5,026)

(4,738)

NET CASH PROVIDED BY FINANCING ACTIVITIES:

Proceeds from stockholder's loan

30,180

3,600

NET INCREASE (DECREASE) IN CASH

(94,702)

1,737

CASH - BEGINNING OF PERIOD

133,436

26,870

CASH - END OF PERIOD

$

38,734

$

28,607

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest

$

1,703

$

1,425

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

Interim Financial Statements

The  following (a) condensed  consolidated  balance  sheet  as  of December 31, 2014,  which has  been  derived  from  audited  financial  statements,  and  (b)  the  unaudited  condensed

consolidated   interim   financial   statements   of   the   Company   have   been   prepared   in

accordance   with   the   instructions   to   Form   10-Q   and   Rule   8-03   of   Regulation   S-X.

Accordingly,  they  do  not  include  all  of  the  information  and  footnotes  required  by  GAAP

for   complete   financial   statements.   In   the   opinion   of   management,   all   adjustments

(consisting  of  normal  recurring  accruals)  considered  necessary  for  a  fair  presentation have been  included.  Operating results  for the three  months ended  March  31, 2015 are not necessarily  indicative  of  results  that  may  be  expected  for  the  year  ending  December  31,

2015.  These  condensed  consolidated  financial  statements  should  be  read  in  conjunction with  the  audited  consolidated  financial  statements  and  notes  thereto  for  the  year  ended

December  31,  2014  included  in  the  Company’s  Annual  Report  on  Form  10-K,  filed  with the Securities and Exchange Commission (“SEC”) on April 15, 2015.

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

Advertising Costs

The  Company  expenses  advertising  costs  as  incurred.    Advertising  costs  for  the  three

months ended March 31, 2015 and 2014 were $1,325 and $843, respectively.

Cash and Cash Equivalents

For  purposes  of  reporting  cash  flows,  cash  and  cash  equivalents  include  checking  and money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

Accounts Receivable

The   Company   analyzes   the   collectability   of   accounts   receivable   from   continuing

operations   each   accounting   period   and   adjusts   its   allowance   for   doubtful   accounts

accordingly.   A  considerable  amount  of  judgment  is  required  in  assessing  the  realization of  accounts  receivables,  including  the  creditworthiness  of  each  customer,  current  and

historical  collection  history  and  the  related  aging  of  past  due  balances.   The  Company

evaluates  specific  accounts  when  it  becomes  aware  of  information  indicating  that  a customer  may  not  be  able  to  meet  its  financial  obligations  due  to  deterioration  of  its financial  condition,  lower  credit  ratings,  bankruptcy  or  other  factors  affecting  the  ability to render payment.  Allowance  for doubtful  accounts  was  $17,865 at  March 31, 2015 and

December  31,  2014,  respectively.   There  was  no  bad  debt  expense  charged  to  operations for the three months ended March 31, 2015 and 2014, respectively.

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

Depreciation  expense  of  $1,306  and  $1,191  was  charged  to  operations  for  the  three months ended March 31, 2015 and 2014, respectively.

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

In June 2014, the  FASB  issued ASU No. 2014-12, "Compensation - Stock Compensation

(Topic   718):   Accounting   for   Share-Based   Payments   When   the  Terms   of  an   Award

Provide   that   a   Performance   Target   Could   be   Achieved   after   the   Requisite   Service

Period,"   ("ASU      2014-12").      The   amendments   in   ASU   2014-12   require   that   a

performance  target  that  affects  vesting  and  that  could  be  achieved  after  the  requisite

service  period  be  treated  as  a  performance  condition.   A  reporting  entity   should  apply

existing   guidance in ASC Topic No. 718,   "Compensation   - Stock   Compensation"   as  it

relates  to  awards  with   performance   conditions  that  affect   vesting  to  account  for  such

awards.   The  amendments  in  ASU  2014-12  are  effective  for  annual  periods  and  interim

periods  within  those  annual  periods  beginning  after  December  15,  2015.   Early  adoption

is   permitted.      Entities   may   apply   the   amendments   in   ASU   2014-12   either:   (a)

prospectively   to   all   awards   granted   or   modified   after   the   effective   date;   or   (b)

retrospectively  to  all  awards  with  performance  targets  that  are  outstanding  as  of  the beginning  of  the  earliest  annual  period  presented  in  the  financial  statements  and  to  all new or modified awards thereafter. The Company does not anticipate that the adoption of

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

Three Months Ended

March 31,

2015

2014

Stock options

1,718,900

668,900

Stock warrants

275,000

275,000

Total shares excluded from calculation

1,993,900

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

Options

In  2006,  the  Company  adopted  the  2006  Long-Term  Incentive  Plan  (the  "2006  Plan").

Awards  granted  under  the  2006  Plan  have  a  ten-year  term  and  may  be  incentive  stock options,  non-qualified  stock  options  or  warrants.  The  awards  are  granted  at  an  exercise price  equal to the  fair market value  on the date of  grant  and  generally vest  over a  three  or four  year  period.  The  Plan  expired  on  December  31,  2009,  therefore  as  of  March  31,

2015,  there  was  no  unrecognized  compensation  cost  related  to  non-vested  share-based compensation arrangements granted under the 2006 plan.

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

Stock option activity during the three months ended March 31, 2015 and 2014 follows:

Weighted

Average

Weighted

Remaining

Weighted

Average

Average

Contractual

Options

Grant-Date

Life

Outstanding

Exercise Price

Fair Value

(Years)

Options outstanding at

December 31, 2013

668,900

$

0.06

$

0.10

4.69

No option activity

--

--

--

Options outstanding at

March 31, 2014

668,900

0.06

0.10

4.44

Options outstanding at

December 31, 2014

1,518,900

$

0.03

$

0.10

4.76

Options granted

200,000

0.01

0.40

4.98

March 31, 2015

1,718,900

$

0.03

$

0.13

4.57

Options outstanding at March 31, 2015 consist of:

Date

Number

Number

Exercise

Expiration

Issued

Outstanding

Exercisable

Price

Date

May 1, 2006

100,000

100,000

$0.01

May 1, 2016

May 1, 2006

100,000

100,000

$0.01

May 1, 2016

May 1, 2006

50,000

50,000

$0.01

May 1, 2016

May 1, 2006

46.900

46,900

$0.01

May 1, 2016

June 9, 2014

213,000

213,000

$0.03

June 9, 2024

June 9, 2014

159,000

159,000

$0.03

June 9, 2024

June 9, 2014

600,000

600,000

$0.03

June 9, 2024

June 6, 2014

250,000

250,000

$0.05

June 6, 2019

March 24,  2015

200,000

200,000

$0.01

March 24, 2020

Total

1,718,900

1,718,900

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

Warrant activity during the three months ended March 31, 2015 and 2014 follows:

Weighted

(1)Weighted

Weighted

Average Grant-

Average

Date

Remaining

Warrants

Average

Contractual

Outstanding

Exercise Price

Fair Value

Life (Years)

Warrants outstanding at

December 31, 2013

275,000

$

0.94

$

0.10

5.42

No warrant activity

--

--

--

Warrants outstanding at

March 31, 2014

275,000

$

0.94

$

0.10

5.17

Warrants outstanding at

December 31, 2014

275,000

0.94

0.10

4.42

No warrant activity

--

--

--

Warrants outstanding at

March 31, 2015

275,000

$

0.94

$

0.10

4.17

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

Note 8 – Stock Transactions

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

Common Stock Issued

In  connection  with  the  convertible  note  payable  (see  Note  6   above)  the  noteholder

converted  $49,000  of  the  principal  balance  to  1,539,934  shares  of  common  stock  during

the  year  ended  December 31, 2014.   The  stock issued was  determined based on the  terms

of the convertible note.

Note 9 - Income Taxes

Quarter Ended March 31,

2015

2014

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

Internal Revenue Code. The Company matches up to 3% of employee contributions.  The

Company's contributions to the plan for the three months ended March 31, 2015 and 2014 were $1,300 and $2,149, respectively.

Note 11 – Concentrations and Credit Risk

Sales and Accounts Receivable

Gotham  had  sales  to  one  customer  which  accounted  for  approximately 57%  of  Gotham’s

total  sales  for  the  three  months  ended  March  31,  2015.   The  one  customer  accounted  for

approximately 64% of accounts receivable at March 31, 2015.

Gotham  had  sales  to  one  customer  which  accounted  for  approximately 65%  of  Gotham’s

total  sales  for  the  three  months  ended  March  31,  2014.   The  one  customer  accounted  for

approximately 62% of accounts receivable at March 31, 2014.

Cash

Cash  is  maintained  at  a  major  financial  institution.  Accounts  held  at  U.S.  financial institutions  are  insured  by the  FDIC  up  to  $250,000.  Cash  balances  could  exceed  insured amounts  at  any  given  time,  however,  the  Company  has  not  experienced  any  such  losses.

The   Company   did   not   have   any   interest-bearing   accounts   at   March   31,   2015   and

December 31, 2014, respectively.

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

As  of March  31,  2015  and  December 31, 2014, the  Company did  not  have  any items  that would be classified as level 1 or 2 disclosures.

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

As  of March  31,  2015  and  December 31, 2014, the  Company did  not  have  any derivative instruments that were designated as hedges.

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

Loan Payable - Stockholder

A  stockholder/officer  of  the  Company  made  cash  advances  totaling $30,180  on  behalf  of the Company.  The loan does not bear interest and will be repaid by December 31, 2015.

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

Total   future   minimum   annual   lease  payments   under   the   lease   for   the   years   ending

December 31 are as follows:

2015

$ 14,370

2016

19,440

2017

3,240

$ 37,050

Rent  expense  of  $17,273  and  $17,456  was  charged  to  operations  for  the  three  months ended March 31, 2015 and 2014, respectively.

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

Allowance  for  doubtful  accounts  was  $17,865  at  March  31,  2015  and  December  31,

2014,  respectively.    There  was  no  bad  debt  expense  charged  to  operations  for  three months ended March 31, 2015 and 2014, respectively.

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

Depreciation  expense  of  $1,306  and  $1,191  was  charged  to  operations  for  the three months ended March 31, 2015 and 2014, respectively.

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

Since  the  effective  date  of  the  election  to  convert  has  passed  we  recorded  a  debt  discount  related  to identified  embedded  derivatives  relating  to  conversion  features  and  a  reset  provisions  based  fair  values  as

of  the  inception  date  of  the  Note.    The  calculated  debt  discount  equaled  the  face  of  the  note  and  was

amortized  over  the  term  of  the  note.   During  the  year  ended  December  31,  2014,  we  amortized  $63,250  of

debt  discount.    During  the  year  ended  December  31,  2014,  the  noteholder  converted  $49,000  of  the principal  balance  to  1,539,934  shares  of  common  stock,  and  we  repaid  the  remaining  note  balance  of

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

We  recorded  interest  expense  from  the  excess  of  the  derivative  liability  over  the  convertible  note  of

$48,576  during  the  year  ended  December  31,  2013.  We  recorded  a  gain  on  derivative  liability of  $152,076 during the year ended December 31, 2014 for the satisfaction of the convertible note.

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

Assets.  At  March  31,  2015,  we  had  $193,987  in  total  assets,  compared  to  $280,786  at  December

31,  2014. The decrease in total  assets  was  primarily due to the  decrease in  cash  and  the decrease in  prepaid expenses.

Liabilities.  At  March  31,  2015,  our  total  liabilities  were  $331,377  compared  to  $285,277  at

December  31,  2014.  Our total  liabilities  at  March  31,  2015  consisted  of  accounts  payable  of  $301,197,  and a  note  payable  to  a  shareholder  of  $30,180,  whereas  our  total  liabilities  as  of  December 31,  2014  consisted of accounts payable of $285,277. We do not have any long term liabilities.

Stockholders’  Deficiency.  Our  stockholders’  deficiency increased  to  $137,390  at  March  31,  2015

from  $4,491  at  December  31,  2014.   This  increase  was  primarily due  to  an  increase  in  accumulated  deficit from  $(2,882,199)  at  December  31,  2014  to  $(3,027,096)  at  March  31,  2015,  resulting  from  losses  from operations of $(144,897) for the three months ended March 31, 2015.

THREE  MONTHS  ENDED  MARCH  31,  2015  AS  COMPARED  TO  THREE  MONTHS  ENDED

MARCH 31, 2014

Revenues  and  Cost  of  Sales.  We  had  $300,347  of  revenue  during  the  three  months  ended  March

31, 2015  compared to revenue of $240,213 during the three months  ended  March  31, 2014.  The increase in revenue  was  due  primarily  to  an  increase  in  revenue  generated  by  our  Gotham  subsidiary  as  result  of transitioning out  our customer technical  services  division  and  focusing more on the  real  estate photography division.  In  addition  to  Gotham’s  operations,  we  had  income  from  discontinued  operations  of  $0  and

$11,355 for the three months ended March 31, 2015 and March 31, 2014, respectively.

General   and   Administrative   Expenses.   General   and   Administrative   Expenses   increased   to

$307,919 for the three months ended March 31,  2015  from $272,267  for the three months ended March  31,

2014.  For  the  three  months  ended  March  31,  2015  our  General  and  Administrative  Expenses  consisted  of

corporate  administrative   expenses   of  $85,794,  legal   and   accounting   fees   of   $40,080,health   insurance

expenses  of  $7,688,  directors  and  officers  insurance  expenses  of  $10,600,   payroll  expenses  of  $141,041,

consulting  expenses  of  $14,498  and  exchange  filing  fees  of  $8,218.  For  the  three  months  ended  March  31,

2014  our  General  and  Administrative  Expenses  consisted  of corporate  administrative  expenses  of  $74,221,

legal   and   accounting   fees   of   $36,336,   health   insurance   expenses   of   $19,887,   directors   and   officers

insurance  expenses  of  $10,924  and  payroll  expenses  of  130,899..  The  increases  from  the  three  months ended  March  31,  2014  to  the  three  months  ended  March  31,  2014  relate  primarily  to:  (i) an  increase  in payroll  expenses;  (ii) an  increase  in  consulting  expenses;  (iii)  an  increase  exchange  filing  fees;  and  (iv)  an increase  in  general  and  administrative  costs  associated  with  the  operation  of  our  Gotham  subsidiary.  Costs associated with  our officers’ salaries  and the operation  of our Gotham subsidiary should  remain level  going forward,  subject  to  a  material  expansion  in  the  business  operations  of  Gotham  which  would  likely increase our corporate administrative expenses.

Other  Income  (Expense).  There  was  interest  expense  of  $1,703  and  $3,467  for  the  three  months

ended  March  31,  2015  and  March  31,  2014,  respectively.    There  was  $34,500  in  amortization  of  debt

discount for the three months ending March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

General

As  reflected  in  the  accompanying  consolidated  financial  statements,  at  March  31,  2015,  we  had

$38,734  of  cash  and  a  stockholders’  deficiency  of  $137,390  as  compared  to  $133,436  and  $4,491  at

December  31,  2014.  At  March  31,  2015  we  had  $193,987  in  total   assets,  compared  to  $280,786  at

December 31, 2014.

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

Cash Flow Activity

Net  cash  used  by  operating  activities  was  $119,856  for  the  three  months  ended  March  31,  2015,

compared  to  net  cash  provided  by  operating  activities  of  $2,875  for  the  three  months  ended  March  31,

2014. Our primary source of  operating cash flows  from  continuing  operating  activities for the three months ended  March  31, 2015  was from our  Gotham subsidiary’s  revenues  of  $300,347  and $240,213 for the three

months  ended  March  31,  2014.   Additional  contributing  factors  to  the  change  were  from  an  increase  in accounts  receivable  of  $29,858,  a  decrease  in  prepaid  expenses  of  $25,675  and  an  increase  in  accounts

payable  of  $15,920.   Net  cash  provided  by  discontinued  operating  activities  was  $0  for  the  three  months ended  March  31,  2015  and  cash  provided  by  discontinued  operating  activities  was  $37,500  for  the  three months  ended March  31, 2014. The $37,500  cash provided  by discontinued operations for the three months ended  March  31,  2014,  represents  cash  payments  received  from  DDC  which  was  offset  by  a  decrease  in accounts receivable included in the Assets from Discontinued Operations.

Cash  used  in  investing  activities  was  $5,026  for  the  three  months  ended  March  31,  2015  and  $4,738 for  the  three  months  ended  March  31,  2044.  For  the  three  months  ended  March  31,  2015  the  use  of  cash

from  investing  activities  was  from  the  purchase  of  property  and  equipment  of  $5,026.      For  the  three

months  ended  March  31,  2014  the  use  of  cash  from  investing  activities  was  $2,026  from  the  purchase  of property and equipment and from an increase in deposits of $2,712.

Cash  provided  by  financing  activities  was  $30,180  for  the  three  months  ended  March  31,  2015 compared  to  $3,600  for the three  months  ended  March  31,  2014.  The  cash  provided  by financing  activities for  the  three  months  ended  March  31,  2015  and  March  31,  2014  was  loans  from  shareholders  of  $30,180 and $3,600, respectively.

Supplemental Cash Flow Activity

In  the  three  months  ended  March  31,  2015  the  company  paid  interest  of  $1,703  compared  to interest of $1,425 in the three months ended March 31, 2014.

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

Based  upon  that  evaluation,  our  Chief  Executive  Officer  and  Chief  Financial  Officer  concluded  that  our disclosure controls and procedures were effective as of March 31, 2015.

Change in Internal Controls

During  the  quarter  ended  March 31,  2015,  there  were  no  changes  in  our  internal  control  over financial  reporting that  materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

From  time-to-time,  the  Company  is  involved  in  various  civil  actions  as  part  of  its  normal  course  of business.  The  Company  is  not  a  party  to  any  litigation  that  is  material  to  ongoing  operations  as  defined  in

Item 103 of Regulation S-K as of the period ended March 31, 2015.

Item 1A. Risk Factors

Not required

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds.

In  connection  with  the  convertible  note  payable  the  noteholder  converted  $49,000  of  the  principal  balance

to  1,539,934  shares  of  common  stock  during  the  year  ended  December  31,  2014.   The  stock  issued  was

determined based on the terms of the convertible note.

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

14, 2015.

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