Form 10-Q
period 2015-06-30
iGambit, Inc.
filed 2015-08-18
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

 ☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2015\

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

Exchange Act). Yes      No ☑

The Registrant had 27,183,990 shares of its common stock outstanding as of August 18, 2015.

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

23

Item 1.

Legal Proceedings

23

Item 1A.

Risk Factors

23

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

23

Item 3.

Defaults upon Senior Securities

23

Item 4.

Removed and Reserved

23

Item 5.

Other Information

23

Item 6.

Exhibits

23

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

IGAMBIT INC.

CONSOLIDATED BALANCE SHEETS

JUNE 30,

DECEMBER 31,

2015

2014

(Unaudited)

ASSETS

Current assets

Cash

$

40,976

$

133,436

Accounts receivable, net

107,531

81,671

Prepaid expenses

100,448

45,110

Total current assets

248,955

260,217

Property and equipment, net

10,851

8,436

Other assets

Deposits

12,133

12,133

$

271,939

$

280,786

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable

$

308,539

$

285,277

Advances from stockholders

32,436

--

Total current liabilities

340,975

285,277

Commitments and contingencies

Stockholders' deficiency

Preferred stock, $.001 par value; authorized  - 100,000,000 shares;

issued and outstanding - 0 shares in 2015 and 2014, respectively

--

--

Common stock, $.001 par value; authorized - 200,000,000 shares;

issued and outstanding - 27,183,990 shares in 2015 and

26,583,990 shares in 2014, respectively

27,184

26,584

Additional paid-in capital

2,982,522

2,851,124

Accumulated deficit

(3,078,742)

(2,882,199)

Total stockholders' deficiency

(69,036)

(4,491)

$

178,189

$

280,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

IGAMBIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

THREE MONTHS

SIX MONTHS

ENDED

ENDED

JUNE 30,

JUNE 30,

2015

2014

2015

2014

Sales

$

347,767

$

310,424

$

648,114

$

550,637

Cost of sales

167,444

123,703

303,066

226,615

Gross profit

180,323

186,721

345,048

324,022

Operating expenses

General and administrative expenses

228,828

387,972

536,747

660,239

Loss from operations

(48,505)

(201,251)

(191,699)

(336,217)

Other income (expenses)

Gain on derivative liability

--

152,076

--

152,076

Amortization of debt discount

--

(28,750)

--

(63,250)

Interest expense

(3,141)

(3,521)

(4,844)

(6,988)

Total other income (expenses)

(3,141)

119,805

(4,844)

81,838

Loss from continuing operations

(51,646)

(81,446)

(196,543)

(254,379)

Income from discontinued operations

--

6,176

--

17,531

Net loss

$

(51,646)

$

(75,270)

$

(196,543)

$

(236,848)

Basic and  fully diluted loss per common

share:

Continuing operations

$

(.01)

$

(.00)

$

(.01)

$

(.01)

Discontinued operations

$

.00

$

(.00)

$

.00

$

.00

Net loss per common share

$

(.01)

$

(.00)

$

(.01)

$

(.01)

Weighted average common shares outstanding

- basic

26,874,100

25,439,660

26,729,846

25,242,951

Weighted average common shares outstanding

- fully diluted

26,874,100

25,439,660

26,729,846

25,242,951

The accompanying notes are an integral part of these condensed consolidated  financial statements.

IGAMBIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,

(UNAUDITED)

2015

2014

CASH  FLOWS  FROM OPERATING ACTIVITIES:

Net  loss

$

(196,543)

$

(236,848)

Adjustments to reconcile net  loss to  net

cash provided (used) by operating activities

Income  from discontinued operations

--

(17,531)

Depreciation

2,611

2,383

Debt  discount  amortization

--

63,250

Stock-based compensation

131,998

21,106

Uncollectible portion of due  from rescission agreement

--

50,779

Gain on derivative  liability

--

(152,076)

Increase (Decrease)  in cash flows as a result of

changes in asset  and  liability account  balances:

Accounts receivable

(25,860)

37,886

Prepaid expenses

(55,338)

(1,745)

Due from rescission agreement

--

189,000

Accounts payable

23,262

7,007

Net  cash used by continuing operating activities

(119,870)

(36,789)

Net  cash provided by discontinued operating activities

--

655,746

NET  CASH PROVIDED (USED) BY OPERATING ACTIVITIES

(119,870)

618,957

CASH  FLOWS  FROM INVESTING ACTIVITIES:

Purchases of property and equipment

(5,026)

(2,026)

Increase  in deposits

--

(2,712)

NET CASH USED BY INVESTING ACTIVITIES

(5,026)

(4,738)

CASH  FLOWS  FROM FINANCING  ACTIVITIES:

Advances from stockholders

43,180

3,600

Repayments of stockholders' loans

(10,744)

(500)

Repayments of convertible note payable

--

(54,500)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES

32,436

(51,400)

NET INCREASE (DECREASE) IN CASH

(92,460)

562,819

CASH  - BEGINNING OF PERIOD

133,436

26,870

CASH  - END OF PERIOD

$

40,976

$

589,689

SUPPLEMENTAL DISCLOSURES OF CASH FLOW  INFORMATION:

Cash paid during the period for:

Interest

$

4,844

$

6,988

Non-cash investing and financing activities:

Note payable converted to common stock

$

--

$

(49,000)

The accompanying notes are an integral part of these condensed consolidated  financial statements.

IGAMBIT INC.

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2015 and 2014

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

Form  10-Q  and  Rule  8-03  of  Regulation  S-X.  Accordingly,  they  do  not  include  all  of  the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2015 are not necessarily indicative of results that may be expected for the year ending December 31, 2015.

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

Forbearance  Agreement  described  in  Note  11.   Also  included  is  accrued  interest  receivable  of

$85,156 recorded for interest granted on the balance due from Digi-data through May 2014.   The

entire  balance  including  accrued  interest  totaling  $655,746  was  repaid  to  the  Company by  Digi-

data in the year ended December 31, 2014

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

June 30, 2015 and 2014 were $2,037 and $2,233, respectively.

Cash and Cash Equivalents

For  purposes  of  reporting  cash  flows,  cash  and  cash  equivalents  include  checking  and  money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

Accounts Receivable

The Company analyzes the collectability of accounts receivable from continuing operations each

accounting  period  and  adjusts  its  allowance  for  doubtful  accounts  accordingly.   A  considerable

amount of judgment is required in assessing the realization of accounts receivables, including the creditworthiness  of  each  customer,  current  and  historical  collection  history and  the  related  aging

of  past  due  balances.    The  Company  evaluates  specific  accounts  when  it  becomes  aware  of information  indicating  that  a  customer  may  not  be  able  to  meet  its  financial  obligations  due  to deterioration  of its  financial  condition, lower  credit  ratings,  bankruptcy or  other  factors  affecting the ability to render payment.  Allowance for doubtful accounts was $17,865 at June 30, 2015 and

December  31,  2014,  respectively.   There  was  no  bad  debt  expense  charged  to  operations  for  the six months ended June 30, 2015 and 2014, respectively.

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

Depreciation  expense  of  $2,611  and  $2,383  was  charged  to  operations  for  the  six  months  ended

June 30, 2015 and 2014, respectively.

Stock-Based Compensation

The Company accounts for its stock-based awards granted under its employee compensation plan in  accordance  with  ASC  Topic  No.  718-20,  Awards  Classified  as  Equity,  which  requires  the measurement  of  compensation  expense  for  all  share-based  compensation  granted  to  employees and  non-employee  directors  at  fair  value  on  the  date  of  grant  and  recognition  of  compensation expense over the related service period for awards expected to vest.  The Company uses the Black-

Scholes  option  pricing  model  to  estimate  the  fair  value  of  its  stock  options  and  warrants.  The

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

Note 4 - Earnings (Loss) Per Common  Share

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

Three Months Ended

Six Months Ended

June 30,

June 30,

2015

2014

2015

2014

Stock options

1,718,900

1,518,900

1,718,900

1,518,900

Stock warrants

275,000

275,000

275,000

275,000

Total shares excluded from

calculation

1,993,900

1,793,900

1,993,900

1,793,900

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

December 31, 2009, therefore as of June 30, 2015, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 plan.

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

Stock option activity during the six months ended June 30, 2015 and 2014 follows:

Weighted

Average

Weighted

Remaining

Weighted

Average

Average

Contractual

Options

Grant-Date

Life

Outstanding

Exercise Price

Fair Value

(Years)

Options outstanding at

December 31, 2013

668,900

$

0.06

$

0.10

4.69

Options granted

850,000

$

0.04

$

0.09

7.44

Options outstanding at

June 30, 2014

1,518,900

0.06

0.10

5.27

Options outstanding at

December 31, 2014

1,518,900

$

0.03

$

0.10

4.76

Options granted

200,000

0.01

0.40

4.74

June 30, 2015

1,718,900

$

0.03

$

0.13

4.32

Options outstanding at June 30, 2015 consist of:

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

Warrant activity during the six months ended June 30, 2015 and 2014 follows:

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

June 30, 2015

275,000

$

0.94

$

0.10

3.92

(1)  Exclusive of 25,000 warrants expiring 2 years after initial IPO.

Warrants outstanding at June 30, 2015 consist of:

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

Common Stock Issued

On  May  18,  2015,  the  Company issued  600,000  common  shares  for  services,  valued  at  $.20  per share.

In  connection  with  the  convertible  note  payable  (see  Note  6  above)  the  noteholder  converted

$49,000  of  the  principal  balance  to  1,539,934  shares  of  common  stock  during  the  year  ended

December 31, 2014.  The stock issued was determined based on the terms of the convertible note.

Note 9 - Income Taxes

Quarter Ended June 30,

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

Code. The Company matches up to 3% of employee contributions.  The Company's contributions to the plan for the six months ended June 30, 2015 and 2014 were $2,477 and $3,581, respectively.

Note 11 – Concentrations and Credit Risk

Sales and Accounts Receivable

Gotham had sales to one customer which accounted for approximately 65% of Gotham’s total sales

for  the  six  months  ended  June  30,  2015.    The  customer  accounted  for  approximately  66%  of

accounts receivable at June 30, 2015.

Gotham had sales to one customer which accounted for approximately 65% of Gotham’s total sales

for  the  six  months  ended  June  30,  2014.    The  customer  accounted  for  approximately  62%  of

accounts receivable at June 30, 2014.

Cash

Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured  by  the  FDIC  up  to  $250,000.  Cash  balances  could  exceed  insured  amounts  at  any  given time, however, the Company has not experienced any such losses.  The Company did not have any interest-bearing accounts at June 30, 2015 and December 31, 2014, respectively.

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

As of June 30, 2015 and December 31, 2014, the Company did not have any items that would be classified as level 1 or 2 disclosures.

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

As of June 30, 2015 and December 31, 2014, the Company did not have any derivative instruments that were designated as hedges.

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

Note 13 - Related Party Transactions

Note Payable – Related Party

Gotham  was  provided  a  loan  which  was  due  on  December  31,  2013  from  an  entity  that  was

previously a  related  party.   The  balance  of  $6,263  has  not  been  paid  and  is  accordingly included in accounts payable at June 30, 2015 and December 31, 2014.

Advances From Stockholders

Two stockholders/officers of the Company made cash advances totaling $32,436 on behalf of the

Company.  These advances do not bear interest and will be repaid by December 31, 2015.

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

2015

$   9,600

2016

19,440

2017

3,240

$ 32,280

Rent expense of $34,118 and $34,453 was charged to operations for the six months ended June 30,

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

30, 2015 and 2014, respectively.

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

Depreciation expense  of  $2,611  and  $2,383  was  charged  to  operations  for  the  six months ended June 30, 2015 and 2014, respectively.

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

Assets.  At  June  30,  2015,  we  had  $271,939  in  total  assets,  compared  to  $280,786  at

December  31,  2014.  The  increase  in  total  assets  was  primarily  due  to  the  increase  in  accounts receivable and an increase in prepaid expenses.

Liabilities. At  June 30, 2015, our total liabilities were $340,975 compared to $285,277 at

December  31,  2014.  Liabilities  consist  of  accounts  payable  of  $308,539  and  loans  payable  to stockholders  of  $32,436,  whereas  our  total  liabilities  as  of  December  31,  2014  consisted  of accounts payable of $285,277. We do not have any long term liabilities.

Stockholders’  Deficiency.  Our  stockholders’  deficiency increased  to  $69,036  at June  30,

2015  from  $4,491  at  December  31,  2014.    This  increase  was  primarily  due  to  an  increase  in

accumulated  deficit  from  $(2,882,199)  at  December  31,  2014  to  $(3,078,742)  at  June  30,  2015,

resulting from losses from operations of $(196,543) for the six months ended June 30, 2015.

THREE  MONTHS  ENDED  JUNE  30,  2015  AS  COMPARED  TO  THREE  MONTHS

ENDED JUNE 30, 2014

Revenues and Net Loss. We had $347,767 of revenue and a net loss of $51,646 during the three  months  ended  June  30,  2015  compared  to  revenue  of  $310,424  and  a  net  loss  of  $75,270 during the  three  months  ended June  30, 2014.  The increase  in revenue  and decrease  in  net losses was  due  to an  increase in  revenue  generated  by our  Gotham  subsidiary and  a  decrease  in  general and administrative expenses. We also earned other income of $0 for the three months ended June

30,  2015,  compared  to  other  income  of  $119,805  for  the  three  months  ended  June  30,  2014 primarily due to the gain on derivative liability. In addition to Gotham’s operations, we had income from discontinued operations of $0 and $6,176 for the three months ended June 30, 2015 and June

30, 2014, respectively.

General  and  Administrative  Expenses.  General  and  Administrative  Expenses  decreased to $228,828 for the three months ended June  30, 2015 from $387,972 for the three months ended

June  30,  2014.     For  the  three  months  ended  June  30,  2015  our  General  and  Administrative

Expenses  consisted  of  corporate  administrative  expenses  of  $42,853,  rent  expense  of  $16,845,

employee   benefits,   consisting  primarily  of   health  insurance  expense   of   $10,414,   legal   and

accounting fees of $24,569, business insurance expenses of $11,655, finders fees and commissions of $17,500, investor relations expenses of $9,649, and payroll expenses of $95,343. For the three months  ended  June  30,  2014  our  General  and  Administrative  Expenses  consisted  of  corporate administrative expenses of $68,022, rent expense of $16,997, legal and accounting fees of $12,628,

employee benefits, consisting primarily of health insurance expense of $15,416, consulting fees of

$26,106, payroll expenses of $198,024 and a bad debt write off of $50,779 as part of a settlement for the receivable balance on the IGX rescission agreement. The decreases from the three months ended June 30, 2014 to the three months ended June 30, 2014 relate primarily to: (i) a decrease in payroll  expenses;  (ii)  a  decrease  in  rent;  and  (iii)  a  decrease  in  general  and  administrative  costs associated with the operation of our Gotham subsidiary. Costs associated with our officers’ salaries and  the  operation  of  our  Gotham  subsidiary  should  remain  level  going  forward,  subject  to  a material expansion in the business operations of Gotham which would likely increase our corporate administrative expenses.

Other  Income  (Expense)  and  Taxes.  We  had  interest  expense  of  $3,141  for  the  three months  ended  June  30,  2015  compared  to  other  income  of  $119,805  for  the  three  months  ended

June 30, 2014, primarily due to the gain on derivative liability.

Six Months Ended June 30, 2015 as Compared to Six Months Ended June 30, 2014

Revenues and Net Loss. We had $648,114 of revenue and a net loss of $196,543 during the six months  ended  June  30,  2015,  as  compared  to  $550,637  of  revenue  and  a  net  loss  of  $236,8448

during  the  six  months  ended  June  30,  2014.   The  increase  in  revenue  and  decrease  in  net  losses was due to an increase in revenue generated by our acquired subsidiary Gotham and a decrease in general and administrative expenses.

General  and  Administrative  Expenses.  General  and  Administrative  Expenses  decreased  to

$536,747  for  the  six  months  ended  June  30,  2015  from  $660,239  for  the  six  months  ended  June

30,  2014.  For  the  six  months  ended  June  30,  2015  our  General  and  Administrative  Expenses

consisted  of  corporate  administrative  expenses  of  $107,752,  rent  expense  of  $34,118,  employee benefits, consisting primarily of health insurance expense of $18,102, legal and accounting fees of

$64,649,  business  insurance  expenses  of  $23,990,  consulting  fees  of  $14,498,  finders  fees  and commissions of $17,500, investor relations expenses of $9,649, filing fees of $10,105, and payroll expenses  of  $236,384.  For  the  six  months  ended  June  30,  2014  our  General  and  Administrative

Expenses  consisted  of  corporate  administrative  expenses  of  $110,176,  rent  expense  of  $34,453,

employee   benefits,   consisting  primarily  of   health  insurance  expense   of   $37,338,   legal   and

accounting fees  of  $48,964,  business  insurance expenses  of  $23,500,  consulting fees  of  $26,106,

payroll  expenses  of  $328,923,  and  a  bad  debt  write  off  of  $50,779  as  part  of  a  settlement  for  the receivable  balance  on  the  IGX  rescission  agreement.  The  decreases  from  the  six  months  ended

June  30,  2014  to  the  six  months  ended  June  30,  2015  relate  primarily  to  a  decrease  in  payroll expense, health benefits and corporate administrative expenses.  Costs associated with our officers’

salaries and the operation of our Gotham subsidiary should remain level going forward, subject to a  material  expansion  in  the  business  operations  of  Gotham  which  would  likely  increase  our corporate administrative expenses.

Other  Income  (Expense)  and  Taxes.  We  had  interest  expense  of  $4,844  for  the  three  months ended June 30, 2015 compared to other income of $81,838 primarily due to the gain on derivative liability for the six months ended June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

General

As  reflected in  the accompanying consolidated financial  statements, at June 30,  2015,  we had $40,976 of cash and stockholders’ deficiency of $69,036 as compared to $133,436 of cash and stockholders’ deficiency of $4,491 at December 31, 2014.

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

Cash Flow Activity

Net  cash  used  by  continuing  operating  activities  was  $119,870  for  the  six  months  ended

June  30,  2015,  compared  to  net  cash  provided  by  operating  activities  of  $618,957  for  the  six

months  ended  June  30,  2014.    Our  primary  source  of  operating  cash  flows  from  continuing operating  activities  for  the  six  months  ended  June  30,  2015  was  from  our  Gotham  subsidiary’s revenues of $648,114 and $550,637 for the six months ended June 30, 2015 and 2014, respectively.

Additional  contributing  factors  to  the  change  were  from  an  increase  in  accounts  receivable  of

$25,860,  an  increase  in  prepaid  expenses  of  $55,338,  and  an  increase  in  accounts  payable  of

$23,262.  Net cash provided by discontinued operating activities was $0 for the six months ended

June  30,  2015  and  cash  provided  by  discontinued  operating  activities  was  $655,746  for  the  six months ended June 30, 2014.  Cash provided by discontinued operations for the six months ended

June  30,  2014  consisted  of  $655,746  in  cash  payments  received  from  DDC  against  accounts receivable included in the Assets from Discontinued Operations.

Cash  used  by  investing  activities  was  $5,026  for  the  six  months  ended  June  30,  2015 compared to  cash used  by investing activities  of  $4,738  for  the  six  months  ended  June  30,  2014.

For  the  six  months  ended June 30,  2015 the  use  of  cash  used  in investing activities was  from the purchase  of  property and  equipment.  For  the  six  months  ended June  30,  2014  the  primary use  of cash  in  investing  activities  was  from  purchases  of  property  and  equipment  of  $2,026  and  an increase in deposits of $2,712.

Cash  provided  by  financing  activities  was  $32,436  for  the  six  months  ended  June  30,  2015 compared to cash used by financing activities of $(51,400) for the six months ended June 30, 2014.

The cash flows provided by financing activities for the six months ended June 30,2015 was from stockholder  loans  and  the  cash  flows  used  by  financing  activities  for  the  six  months  ended  June

30, 2014 was primarily from repayment of the convertible note payable.

Supplemental Cash Flow Activity

In  the  six  months  ended  June  30,  2015  the  company paid  interest  of  $4,844  compared  to interest of $6,988 in the six months ended June 30, 2014.

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

Officer concluded that our disclosure controls and procedures were effective as of June 30, 2015.

Change in Internal Controls

During the six months ended June 30, 2015, there were no changes in our internal control over  financial  reporting that  materially affected,  or are  reasonably likely to  materially affect,  our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

From  time-to-time,  the  Company is  involved  in  various  civil  actions  as  part  of  its  normal  course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended June 30, 2015.

Item 1A.    Risk Factors.

Not required

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.

On  May  18,  2015,  the  Company issued  600,000  common  shares  for  services,  valued  at  $.20  per share.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 18, 2015.

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