Form 10-Q
period 2015-09-30
iGambit, Inc.
filed 2015-11-16
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2015

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

Exchange Act). Yes      No ☑

The Registrant had 39,683,990 shares of its common stock outstanding as of November 13, 2015.

iGambit Inc.

Form 10-Q

Part I — Financial Information

Item 1.

Financial Statements:

Consolidated Balance Sheets

1

Consolidated Statements of Income

2

Consolidated Statements of Cash Flows

3

Notes to Consolidated Financial Statements

4

Item 2.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

18

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

26

Item 4.

Controls and Procedures

26

Part II — Other Information

Item 1.

Legal Proceedings

26

Item 1A.

Risk Factors

27

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

28

Item 3.

Defaults upon Senior Securities

28

Item 4.

Removed and Reserved

28

Item 5.

Other Information

28

Item 6.

Exhibits

28

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

IGAMBIT INC.

CONSOLIDATED BALANCE SHEETS

SEPTEMBER 30,

2015

DECEMBER 31,

(Unaudited)

2014

ASSETS

Current assets

Cash

$

18,754

$

133,436

Accounts receivable, net

145,160

81,671

Prepaid expenses

224,247

45,110

Total current assets

388,161

260,217

Property and equipment, net

9,546

8,436

Other assets

Deposits

12,133

12,133

$

409,840

$

280,786

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities

Accounts payable

$

315,389

$

285,277

Advances from stockholders

38,336

--

Total current liabilities

353,725

285,277

Commitments and contingencies

Stockholders' equity (deficiency)

Preferred stock, $.001 par value; authorized - 100,000,000 shares;

no shares  issued or outstanding in 2015 and 2014,

respectively

--

--

Common stock, $.001 par value; authorized - 200,000,000 shares;

issued and outstanding - 28,183,990 shares in 2015 and

26,583,990 shares in 2014, respectively

28,184

26,584

Additional paid-in capital

3,181,522

2,851,124

Accumulated deficit

(3,153,591)

(2,882,199)

Total stockholders' equity (deficiency)

56,115

(4,491)

$

409,840

$

280,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

IGAMBIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

THREE MONTHS

NINE MONTHS

ENDED

ENDED

SEPTEMBER 30,

SEPTEMBER 30,

2015

2014

2015

2014

Sales

$

312,148

$

269,166

$

960,262

$

819,803

Cost of sales

125,809

115,214

428,875

341,829

Gross profit

186,339

153,952

531,387

477,974

Operating expenses

General and administrative expenses

258,885

338,288

795,632

998,527

Loss from operations

(72,546)

(184,336)

(264,245)

(520,553)

Other income (expenses)

Gain on derivative liability

--

--

--

152,076

Amortization of debt discount

--

--

--

(63,250)

Interest expense

(2,303)

(1,429)

(7,147)

(8,417)

Total other income (expenses)

(2,303)

(1,429)

(7,147)

80,409

Loss from continuing operations

(74,849)

(185,765)

(271,392)

(440,144)

Income from discontinued operations

--

--

--

17,531

Net loss

$

(74,849)

$

(185,765)

$

(271,392)

$

(422,613)

Basic and fully diluted loss per common

share:

Continuing operations

$

(.00)

$

(.01)

$

(.01)

$

(.02)

Discontinued operations

$

.00

$

.00

$

.00

$

.00

Net loss per common share

$

(.00)

$

(.01)

$

(.01)

$

(.02)

Weighted average common shares

outstanding - basic

27,825,294

26,709,056

27,099,008

25,737,023

Weighted average common shares outstanding

- fully diluted

27,825,294

26,709,056

27,099,008

25,737,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

IGAMBIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

2015

2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss

$

(271,392)

$

(422,613)

Adjustments to reconcile net loss to net

cash provided (used) by operating activities

Income from discontinued operations

--

(17,531)

Depreciation

3,916

3,574

Debt discount amortization

--

63,250

Stock-based compensation

331,998

21,106

Uncollectible portion of due from rescission agreement

--

50,779

Gain on derivative liability

--

(152,076)

Increase (Decrease) in cash flows as a result of

changes in asset and liability account balances:

Accounts receivable

(63,489)

34,902

Prepaid expenses

(179,137)

(31,113)

Due from rescission agreement

--

189,000

Accounts payable

30,112

(30,277)

Net cash used by continuing operating activities

(147,992)

(290,999)

Net cash provided by discontinued operating activities

--

655,746

NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES

(147,992)

364,747

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment

(5,026)

(2,026)

Increase in deposits

--

(2,712)

NET CASH USED BY INVESTING ACTIVITIES

(5,026)

(4,738)

CASH FLOWS FROM FINANCING ACTIVITIES:

Advances from stockholders

58,880

3,600

Repayments of advances from stockholders

(20,544)

(3,600)

Repayments of convertible note payable

--

(54,500)

NET CASH PROVIDED (USED) BY FINANCING ACTIVITIES

38,336

(54,500)

NET INCREASE (DECREASE) IN CASH

(114,682)

305,509

CASH - BEGINNING OF PERIOD

133,436

26,870

CASH - END OF PERIOD

$

18,754

$

332,379

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest

$

7,147

$

8,417

NON-CASH INVESTING AND FINANCING ACTIVITIES

Note payable converted to common stock

$

--

$

(49,000)

The accompanying notes are an integral part of these condensed consolidated financial statements.

IGAMBIT INC.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2015 and 2014

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

(consisting of normal recurring accruals) considered necessary for a fair presentation have been  included.  Operating  results  for  the  nine  months  ended  September  30,  2015  are  not necessarily  indicative  of  results  that  may  be  expected  for  the  year  ending  December  31,

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

Fair Value of Financial Instruments

For  certain  of  the  Company’s  financial  instruments,  including  cash  and  cash  equivalents,

accounts  receivable,  prepaid  expenses,  deposits,  accounts  payable,  and  advances  from stockholders,  the  carrying  amounts  approximate  fair  value  due  to  their  short  maturities.

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

Advertising Costs

The  Company  expenses  advertising  costs  as  incurred.    Advertising  costs  for  the  nine

months ended September 30, 2015 and 2014 were $3,352 and $1,657, respectively.

Cash and Cash Equivalents

For  purposes  of  reporting  cash  flows,  cash  and  cash  equivalents  include  checking  and money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

Accounts Receivable

The   Company   analyzes   the   collectability   of   accounts   receivable   from   continuing

operations   each   accounting   period   and   adjusts   its   allowance   for   doubtful   accounts

accordingly.  A considerable amount of judgment is required in assessing the realization of

accounts   receivables,   including   the   creditworthiness   of   each   customer,   current   and

historical  collection  history  and  the  related  aging  of  past  due  balances.   The  Company

evaluates  specific  accounts  when  it  becomes  aware  of  information  indicating  that  a customer  may  not  be  able  to  meet  its  financial  obligations  due  to  deterioration  of  its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to

render  payment.   Allowance  for doubtful  accounts  was  $5,426  and  $17,865  at  September

30, 2015 and December 31, 2014, respectively.  There was no bad debt expense charged to operations for the nine months ended September 30, 2015 and 2014, respectively.

Property and Equipment

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

Depreciation expense of $3,916 and $3,574 was charged to operations for the nine months ended September 30, 2015 and 2014, respectively.

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

No. 718,  "Compensation  - Stock  Compensation"  as it relates to awards with  performance conditions that affect  vesting to account for such awards.  The amendments in ASU 2014-

12  are  effective  for  annual  periods  and  interim  periods  within  those  annual  periods

beginning after December 15, 2015.   Early adoption  is  permitted.   Entities  may apply the

amendments  in  ASU  2014-12  either:  (a)  prospectively  to  all  awards  granted  or  modified after  the  effective  date;  or  (b)  retrospectively  to  all  awards  with  performance  targets  that are outstanding as of the beginning of the earliest annual  period presented in the financial statements and to all new or modified awards thereafter. The Company does not anticipate that the adoption of

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

September  30,  2015,  there  was  no  unrecognized  compensation  cost  related  to  non-vested share-based compensation arrangements granted under the 2006 plan.

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

Stock option activity during the nine months ended September 30, 2015 and 2014

Weighted

Average

Weighted

Remaining

Weighted

Average

Average

Contractual

Options

Grant-Date

Life

Outstanding

Exercise Price

Fair Value

(Years)

Options outstanding at

December 31, 2013

668,900

$

0.06

$

0.10

4.44

Options granted

850,000

$

0.04

$

0.09

7.19

Options outstanding at

September 30, 2014

1,518,900

0.06

0.10

5.02

Options outstanding at

December 31, 2014

1,518,900

$

0.03

$

0.10

4.51

Options granted

200,000

0.01

0.40

4.48

September 30, 2015

1,718,900

$

0.03

$

0.13

4.07

follows:

Options outstanding at September 30, 2015 consist of:

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

Warrant activity during the nine months ended September 30, 2015 and 2014 follows:

Weighted

(1)Weighted

Weighted

Average Grant-

Average

Date

Remaining

Warrants

Average

Contractual

Outstanding

Exercise Price

Fair Value

Life (Years)

Warrants outstanding at

December 31, 2013

275,000

$

0.94

$

0.10

5.17

No warrant activity

--

--

--

Warrants outstanding at

September 30, 2014

275,000

$

0.94

$

0.10

4.67

Warrants outstanding at

December 31, 2014

275,000

0.94

0.10

4.17

No warrant activity

--

--

--

Warrants outstanding at

September 30, 2015

275,000

$

0.94

$

0.10

3.67

(1)  Exclusive of 25,000 warrants expiring 2 years after initial IPO.

Warrants outstanding at September 30, 2015 consist of:

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

Common Stock Issued

The  Company  issued  1,000,000  and  600,000  common  shares  for  services,  valued  at  $.20 per share on August 3, 2015 and May 18, 2015, respectively.

In  connection  with  the  convertible  note  payable  (see  Note  6   above)  the  noteholder

converted  $49,000  of  the  principal  balance  to  1,539,934  shares  of  common  stock  during

the  year  ended  December 31, 2014.   The  stock issued was  determined based on the  terms

of the convertible note.

Note 9 - Income Taxes

Quarter Ended September 30,

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

Internal Revenue Code. The Company matches up to 3% of employee contributions.  The

Company's  contributions  to  the  plan  for  the  nine  months  ended  September  30,  2015  and

2014 were $3,678 and $5,179, respectively.

Note 11 – Concentrations and Credit Risk

Sales and Accounts Receivable

Gotham  had  sales  to  one  customer  which  accounted  for  approximately 64%  of  Gotham’s

total  sales  for  the  nine  months  ended  September  30,  2015.   The  customer  accounted  for

approximately 71% of accounts receivable at September 30, 2015.

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

The  Company  did  not  have  any  interest-bearing  accounts  at  September  30,  2015  and

December 31, 2014, respectively.

Note 12 - Fair Value Measurement

The Company adopted the provisions of Accounting Standards Codification subtopic 825-

10,  Financial  Instruments  (“ASC  825-10”)  on  January  1,  2008.  ASC  825-10  defines  fair value as the price that would be received from selling an asset or paid to transfer a liability in  an  orderly  transaction  between  market  participants  at  the  measurement  date.  When determining the  fair value  measurements  for assets and liabilities  required or permitted to be  recorded  at  fair  value,  the  Company  considers  the  principal  or  most  advantageous market  in  which  it  would  transact  and  considers  assumptions  that  market  participants would use when pricing the asset or liability, such as inherent risk, transfer restrictions, and risk  of  nonperformance.  ASC  825-10  establishes  a  fair  value  hierarchy  that  requires  an entity  to  maximize  the  use  of  observable  inputs  and  minimize  the  use  of  unobservable inputs when measuring fair value. ASC 825-10 establishes three levels  of inputs that  may be used to measure fair value:

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

As  of  September  30,  2015  and  December  31,  2014,  the  Company did  not  have  any items that would be classified as level 1 or 2 disclosures.

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

As  of  September  30,  2015  and  December  31,  2014,  the  Company  did  not  have  any derivative instruments that were designated as hedges.

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

Note 13 - Related Party Transactions

Note Payable – Related Party

Gotham was provided a loan which was due on December 31, 2013 from an entity that was

previously  a  related  party.   The  balance  of  $6,263  has  not  been  paid  and  is  accordingly included in accounts payable at September 30, 2015 and December 31, 2014.

Advances From Stockholders

Two stockholders/officers of the Company made cash advances totaling $38,336 on behalf of the Company.  These advances do not bear interest and will be repaid by December 31,

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

Total   future   minimum   annual   lease  payments   under   the   lease   for   the   years   ending

December 31 are as follows:

2015

$   4,830

2016

19,440

2017

3,240

$ 27,510

Rent expense of $50,963 and $51,209 was charged to operations for the nine months ended

September 30, 2015 and 2014, respectively.

Contingencies

The  Company  provides  accruals  for  costs  associated  with  the  estimated  resolution  of contingencies  at  the  earliest  date  at  which  it  is  deemed  probable  that  a  liability  has  been incurred and the amount of such liability can be reasonably estimated.

Note 15 – Subsequent Events

Acquisition

On November 4, 2015, the Company consummated the acquisition of Wala, Inc. doing business as

ArcMail  Technology  (a  Louisiana  corporation)  in  accordance  with  a  Stock  Purchase  Agreement

(the  “Purchase  Agreement”)  by  and  among  Wala,  Inc.  doing  business  as  ArcMail  Technologies

(“ArcMail”),      Rory      T.      Welch      (the      “Seller”)      and      the      Company.

Arcmail

is  engaged  in  the  business  of  creating  and  providing  email  archiving and management solutions to customers throughout the United States.

Pursuant to the Stock Purchase, the total consideration to be paid for the outstanding capital stock of ArcMail is 11,500,000 shares of iGambit Common stock composed of:

(1)   10,500,000  shares  of   iGambit  Common  stock  to  the  Seller,  and/or  Seller’s designees at Closing and;

the  Holdback  Amount  of  1,000,000  shares  of  iGambit  Common  stock to be  held  in  Escrow and paid to the Seller on later of (i) the first (1st) anniversary of completion of the first audit of  Purchaser  after  the  Closing,  or  (ii)  that  date  which  is  twelve  (12)  months  from  the

Closing,  provided  that  in  the  event  the  Company  or  the  Purchaser  has  any  claims  for indemnification against the Seller under the Purchase Agreement, Purchaser shall continue to  withhold  the  portion  of  the  Holdback  Amount  subject  to  such  claims  until  the  parties fully and finally resolve such claims.

Sale of Assets

On  November  5,  2015,  pursuant  to  an  asset  purchase  agreement  Gotham  sold  assets consisting  of  fixed  assets,  client  and  supplier  lists,  trade  names,  software,  social  media accounts  and  websites,  and  domain  names  to  VHT,  Inc.,  a  Delaware  corporation  for  a

purchase  price of  $600,000.   Gotham received $400,000 and  commencing on January 29,

2016,  VHT,  Inc.  shall  pay  twelve  equal  monthly  installments  of  $16,666.67  on  the  last

business   day  of   each   month  (the   “Installment   Payments”  and   each,   an   “Installment

Payment”), each Installment Payment to consist of (1) an earn-out payment of $10,000 (the

“Earn-Out  Payments”  and  each,  an  “Earn-Out  Payment”),  and  (2)  an  additional  payment of  $6,666.67  (the  “Additional  Payments”  and  each,  an  “Additional  Payment”);  provided that  VHT,  Inc.  shall  only  be  required  to  make  the  Earn-Out  Payments  for  as  long  as  it maintains  its  relationship  with  Gotham’s  major  client,  unless  it  is  dissatisfied  with  VHT,

Inc.

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

Contingency payment income was recognized quarterly from a percentage of Digi-

Data’s vaulting service revenue, and is included in discontinued operations.

Cash and Cash Equivalents

For  purposes  of  reporting  cash  flows,  cash  and  cash  equivalents  include  checking and  money  market  accounts  and  any  highly  liquid  debt  instruments  purchased  with  a maturity of three months or less.

Accounts Receivable

We  analyze  the  collectability  of  accounts  receivable  from  continuing  operations each  accounting  period  and  adjust  our  allowance  for  doubtful  accounts  accordingly.  A considerable  amount  of  judgment  is  required  in  assessing  the  realization  of  accounts

receivables,  including  the    creditworthiness  of  each  customer,  current  and  historical collection history and the related aging of past due balances. We evaluate specific accounts when we become aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings,

bankruptcy or other factors affecting the ability to render payment. There was no bad debt expense  charged  to  operations  for  nine  months  ended  September  30,  2015  and  2014,

respectively.

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

Depreciation expense of $3,916 and $3,574 was charged to operations for the nine months ended September 30, 2015 and 2014, respectively.

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

On  November  4,  2015,  we  consummated  the  acquisition  of  Wala,  Inc.  doing  business  as

ArcMail  Technology  (the  “ArcMial”)  in  accordance  with  a  Stock  Purchase  Agreement  (the

“Purchase Agreement”) by and among ArcMail,  Rory T. Welch (the “Seller”) and the Company.

Pursuant to the Stock Purchase, the total consideration to be paid for the outstanding capital stock of  ArcMail  is  11,500,000  shares  of  the  Company’s  Common  stock.  10,500,000  shares  of

iGambit’s   Common   stock  to  the  Seller,  and/or  Seller’s  designees  at  Closing  and  the

Holdback Amount of 1,000,000 shares of the iGambit’s Common stock to be held in Escrow and paid to the Seller on later of (i) the first (1st) anniversary of completion of the first audit of  Purchaser  after  the  Closing,  or  (ii)  that  date  which  is  twelve  (12)  months  from  the

Closing,   provided   that   in   the   event   iGambit   or   the   Purchaser   has   any   claims   for

indemnification against the Seller under the Purchase Agreement, Purchaser shall continue to  withhold  the  portion  of  the  Holdback  Amount  subject  to  such  claims  until  the  parties fully and finally resolve such claims.

The Stock Purchase Agreement was disclosed on the Company’s current report on

Form 8-K filed on November 10, 2015.

On November  5,  2015,   through  our  wholly owned  subsidiary Gotham Innovation  Lab,  Inc.

(“Gotham”),  we  announced  that  we  completed  the  sale  of  certain  assets  of  Gotham  to  VHT  Inc.

(“VHT”)  in  accordance  with  an  Asset  Purchase  Agreement  (the  “Purchase  Agreement”)  by  and

between  Gotham  and  VHT.      Pursuant  to  the  Purchase  Agreement  we  received  $600,000  in consideration,  $400,000  of the  consideration  was  received  at closing and  the  remaining $200,000 portion  of  the  consideration  is  subject  to  twelve  (12)  equal  monthly  payments  beginning  January

2016.    The  sale  included  certain  of  the  assets  of  the  Gotham,  including  the  Elliman  customer agreement, all customer accounts, all vendor agreements and all the intellectual property.

The Purchase Agreement was disclosed on the  Company’s  current report on Form

8-K filed on November 11, 2015.

Assets.  At  September  30,  2015,  we  had  $409,840  in  total  assets,  compared  to

$280,786  at  December  31,  2014.  The  increase  in  total  assets  was  primarily  due  to  the increase in accounts receivable and prepaid expenses.

Liabilities.  At  September  30,  2015,  our  total  liabilities  were  $353,725  compared to  $285,277  at  December  31,  2014.  Liabilities  consist  of  accounts  payable  of  $315,389,

and   advances   from   shareholders   of   $38,336,   whereas   our   total   liabilities   as   of

December 31, 2014  consisted  of  accounts  payable  of  $285,277. The  increase  in  liabilities was primarily due to an increase in accounts payable and a loan from stockholders.  We do not have any long term liabilities.

Stockholders’ Equity. Our stockholders’ equity increased to $56,115 at September

30, 2015 from a deficit of ($4,491) at December 31, 2014.  This increase was primarily due to an increase in assets for the nine months ended September 30, 2015.

THREE  MONTHS  ENDED  SEPTEMBER  30,  2015  AS  COMPARED  TO  THREE

MONTHS ENDED SEPTEMBER 30, 2014

Revenues and Cost of Sales. We had $312,148 of revenue during the three months ended September 30, 2015 compared to revenue of $269,166 during the three months ended

September 30, 2014.  The increase in revenue was due primarily to an increase in revenue generated by our Gotham subsidiary.  Our cost of goods sold increased to $125,809 for the three  months  ended  September  30,  2015  as  opposed  to  $115,214  for  the  three  months ending September 30, 2014 as a direct result of increased sales

General  and  Administrative  Expenses.  General  and  Administrative  Expenses

decreased to $258,885 for the three  months ended September 30, 2015 from $338,288 for

the  three  months  ended  September  30,  2014.   For  the  three  months  ended  September  30,

2015  our  General  and  Administrative  Expenses  consisted  of  corporate  administrative expenses  of  $60,654,  rent  expense  of  $16,845,  legal  and  accounting  fees  of  $16,222,

employee benefits expense of $15,350, directors and officers insurance of $6,716, payroll expenses  of  $100,598,  finder’s  fees  and  commissions  of  $17,500  and  investor  relations expenses  of  $25,000.  For  the  three  months  ended  September  30,  2014  our  General  and

Administrative  Expenses  consisted  of  corporate  administrative  expenses  of  $51,116,  rent expense  of  $16,756,  legal  and  accounting  fees  of  $24,225,  employee  benefits  expense  of

$15,933,  directors  and  officers  insurance  of  $11,075  and  payroll  expenses  of  $219,183.

The decreases from the three months ended September 30, 2014 to the three months ended

September  30,  2015  relate  primarily  to a  decrease  in  payroll  expenses  and  a  decrease  in general  and  administrative  costs  associated  with  the  operation  of  our  Gotham  subsidiary.

Costs  associated  with  our  general  and  administrative  expenses  are  likely to   increase  as  a

result  of the  sale of  the  assets  of  our Gotham subsidiary and  the  acquisition  of  Wala,  Inc.

doing  business  as  ArcMail  Technology  (‘ArcMail”)  in  the  fourth  quarter  of  fiscal  year

2015.

Other  Income  (Expense)  and  Taxes.  There  was  no  other  income  for  the  three months  ended  September  30,  2015  and  2014  respectively.  We  had  interest  expense  of

$(2,303) for the  three  months  ended  September 30, 2015  compared  to  interest  expense  of

$(1,429) for the three months ended September 30, 2014.

NINE   MONTHS   ENDED   SEPTEMBER   30,   2015   AS   COMPARED   TO   NINE

MONTHS ENDED SEPTEMBER 30, 2014.

Revenues and Cost of Sales. We had $960,262 of revenue during the nine months ended

September  30,  2015,  as  compared  to  $819,803  of  revenue  during  the  nine  months  ended

September 30, 2014.  The increase in revenue was due primarily to an increase in revenue generated by our Gotham subsidiary.  Our cost of goods sold increased to $428,875 for the three  months  ended  September  30,  2015  as  opposed  to  $341,829  for  the  three  months ending September 30, 2014 as a direct result of increased sales

General   and   Administrative   Expenses.   General   and   Administrative   Expenses

decreased  to  $795,632  for the  nine  months  ended  September 30,  2015  from $998,527  for the nine months ended September 30, 2014. For the nine months ended September 30, 2015 our  General  and  Administrative  Expenses  consisted  of  corporate  administrative  expenses of  $187,514,  rent  expense  of  $50,963,  legal  and  accounting  fees  of  $80,870,  employee benefits expense of $42,405, directors and officers insurance of $27,249, payroll expenses of  $336,982,  finder’s  fees  and  commissions  of  $35,000  and  investor  relation  expenses  of

$34,649.  For  the  nine  months  ended September 30, 2014  our  General  and  Administrative

Expenses  consisted  of  corporate  administrative  expenses  of  $189,645,  rent  expense  of

$51,209,  employee  benefits  expense  of  $53,271,  legal  and  accounting  fees  of  $73,189,

directors  and  officers  insurance  expense  of  $32,328,  payroll  expenses  of  $548,106  and  a bad debt write off of $50,779 as part of a settlement for the receivable balance on the IGX

rescission  agreement.   The  decreases  from  the  nine  months  ended  September  30,  2014  to the  nine  months  ended  September  30,  2015  relate  primarily  to a  decrease  in  payroll expenses  and  a decrease  in general  and  administrative costs associated with  the operation of our  Gotham subsidiary.  Costs  associated  with  our  general  and  administrative  expenses are likely to  increase as a result of the sale of the assets of our Gotham subsidiary and the acquisition  of  Wala,  Inc.  doing  business  as  ArcMail  Technology  in  the  fourth  quarter  of fiscal  year 2015.

Other Income (Expense) and Taxes.  We  had no  other income  for the  nine  months ended

September  30,  2015  as  opposed  to  other  income  of  $80,409  primarily  due  to  the  gain  on derivative liability for the nine months ended September 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

General

As  reflected  in the  accompanying  consolidated  financial  statements,  at  September

30,  2015,  we  had  $18,754  of  cash  and  stockholders’  equity  of  $56,115  as  compared  to

$133,436  of  cash  and  stockholders’  deficiency  of  $(4,491)  at  December  31,  2014.    At

September 30,  2015  we  had  $409,840  in  total  assets,  compared  to $280,786  at  December

31, 2014.

Our primary capital requirements in 2015 are likely to arise from the expansion of our new acquired ArcMail operations in fourth quarter 2015, and, in the event we effectuate an acquisition, from: (i) the amount of the purchase price payable in cash at closing, if any

(ii) professional  fees   associated   with   the  negotiation,  structuring,   and   closing  of  the

transaction; and (iii) post-closing costs. It is not possible to quantify those costs at this point in  time,  in  that  they  depend  on  ArcMail’s  business  opportunities,  the  state  of  the  overall economy,  the  relative  size  of  any  target  company  we  identify  and  the  complexity  of  the related  acquisition  transaction(s).  We  anticipate  raising  capital  in  the  private  markets  to cover  any  such  costs,  though  there  can  be  no  guaranty  we  will  be  able  to  do  so  on  terms we  deem  to  be  acceptable.  We  do  not  have  any plans  at  this  point  in  time  to  obtain  a  line of credit or other loan facility from a commercial bank.

While we believe in the viability of our strategy to improve ArcMail’s sales volume and to acquire companies, and in our ability to raise additional funds, there can be no assurances that we will be able to fully effectuate our business plan.

We  believe  we  will  continue  to  increase  our  cash  position  and  liquidity  for  the foreseeable future. We believe we have enough capital to fund our present operations.

Cash Flow Activity

Net  cash  used  by  operating  activities  was  $147,992  for  the  nine  months  ended

September 30, 2015, compared to net cash provided by operating activities of $364,747 for the  nine  months  ended  September  30,  2014.  Net  cash  used  by  continuing  operating activities  was  $147,992  for  the  nine  months  ended  September  30,  2015,  compared  to  net cash  used  by  continuing  operating  activities  of  $290,999  for  the  nine  months  ended

September 30, 2014. Our primary source of operating cash flows from continuing operating activities for the nine months ended September 30, 2015 was from our Gotham subsidiary’s revenues  of  $960,262  and  $819,903  for  the  nine  months  ended  September  30,  2014.

Additional contributing factors to the change were from an increase in accounts receivable of  $63,489,  an  increase  in  prepaid  expenses  of  $179,137  and  an  increase  in  accounts payable of $30,112. Net  cash provided by discontinued operating activities was $0 for the nine months ended September 30, 2015 and $655,746 for the nine months ended September

30, 2014

Cash  used  by  investing  activities  was  $5,026  for  the  nine  months  ended  September

30, 2015 compared to cash used by investing activities of $4,738 for the nine months ended

September  30,  2014.  For  the  nine  months  ended  September  30,  2015  the  primary  use  of cash  from  investing  activities  was  from  purchases  of  property  and  equipment  of  $5,026.

For  the  nine  months  ended  September  30,  2014  the  primary  use  of  cash  from  investing activities  was  from  purchases  of  property  and  equipment  of  $2,026  and  an  increase  in deposits of $2,712.

Cash  provided  by  financing  activities  was   $38,336  for  the  nine   months  ended

September 30, 2015 compared to cash used by financing activities of $(54,500) for the nine months ended September 30, 2014. The cash flows provided by financing activities for the

nine months ended September 30, 2015 was from advances from stockholders.    The cash

flows  used  by  financing  activities  for  the  nine  months  ended  September  30,  2014  was primarily from repayment of the convertible note payable.

Supplemental Cash Flow Activity

In the nine months ended September 30, 2015 the company paid interest of $7,147 compared to interest of $8,417 in the nine months ended September 30, 2014.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Required.

Item 4. Controls and Procedures.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

We carried out an evaluation, as required by paragraph (b) of Rule 13a-15 and 15d-

15   of   the   Exchange   Act   under   the   supervision   and   with   the   participation   of   our

management,  including  our  Chief  Executive  Officer  and  Chief  Financial  Officer,  of  the

effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and

15d-15(e) under the Exchange Act as of September 30, 2012. Based upon that evaluation,

our  Chief  Executive  Officer  and  Chief  Financial  Officer  concluded  that  our  disclosure controls and procedures were effective as of September 30, 2015.

Change in Internal Controls

During  the  nine  months  ended  September 30,  2015,  there  were  no  changes  in  our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Hundred   Sixty-Eight   Dollars   and   Sixty-Seven   Cents   ($646,668.67)   (the   “Settlement

Amount”) in full satisfaction of the Judgment based upon the following terms:

Initial Payment: Digi-Data shall pay the Settlement Amount by delivering Twenty-

Five  Thousand  Dollars  and  No  Cents  ($25,000.00)  to  iGambit  upon  the  execution  of  this

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

November 16, 2015.

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