Form 10-K
period 2015-12-31
iGambit, Inc.
filed 2016-04-14
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 ☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2015

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

Form 10-K. ☐

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

As  of  April  14,  2016  there  were  39,683,990  shares  of  the  Registrant’s  $0.001  par  value  common  stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

iGambit Inc.

FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2015

TABLE OF CONTENTS

Page No.

PART I

Item 1

Business

1

Item 1A

Risk Factors

10

Item 1B

Unresolved Staff Comments

10

Item 2

Properties

10

Item 3

Legal Proceedings

10

Item 4

(Removed and Reserved)

11

PART II

Item 5

Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

11

Item 6

Selected Financial Data

12

Item 7

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

12

Item 7A

Quantitative and Qualitative Disclosure About Market Risk

23

Item 8

Financial Statements and Supplementary Data

23

Item 9

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

23

Item 9A

Controls and Procedures

24

Item 9B

Other Information

25

PART III

Item 10

Directors, Executive Officers and Corporate Governance

25

Item 11

Executive Compensation

29

Item 12

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

32

Item 13

Certain Relationships, Related Transactions and Director

Independence

33

Item 14

Principal Accountant  Fees and Services

33

PART IV

Item 15

Exhibits and Financial Statement Schedules

34

EX-31.1

EX-31.2

EX-32.1

EX-32.2

i

This  annual  report  on  Form  10-K  is  for  the  year  ended  December 31,  2015.  The

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

On  November  4,  2015,  we  consummated  the  acquisition  of  Wala,  Inc.  doing

business   as   ArcMail   Technology   (ArcMail)   in   accordance   with   a   Stock   Purchase

Agreement   (the   “ArcMail   Purchase   Agreement”)   by   and   among   Wala,   Inc.   doing

business  as  ArcMail  Technologies  (“ArcMail”),  Rory  T.  Welch  (the  “Seller”)  and  the

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

The ArcMail Purchase Agreement  was  disclosed  on the Company’s  current report on Form 8-K filed on November 10, 2015.

On  November  5,  2015,  through  our  wholly  owned  subsidiary  Gotham  Innovation

Lab,  Inc.  (“Gotham”),  we  completed  the  sale  of  certain  assets  of  Gotham  to  VHT  Inc.

(“VHT”)   in   accordance   with   an   Asset   Purchase   Agreement   (the   “VHT   Purchase

Agreement”)  by  and  between  Gotham  and  VHT.      Pursuant  to  the  Purchase  Agreement

the  Company  received  $600,000  in  consideration,  $400,000  of  the  consideration  was received  at  closing  and  the  remaining  $200,000  portion  of  the  consideration  is  subject  to twelve  (12)  equal  monthly  payments  beginning  January  2016.  The  sale  included  certain of  the  assets  of  the  Gotham,  including  the  Elliman  customer  agreement,  all  customer accounts, all vendor agreements and all the intellectual property.

The VHT  Purchase Agreement  was  disclosed on  the Company’s  current  report  on

Form 8-K filed on November 11, 2015.

OUR COMPANY

Introduction

We  are  a  company  focused  on  the  technology  markets.  Presently  we  have  one operating  subsidiary,  of  Wala,  Inc.  doing  business  as  ArcMail  Technology  (ArcMail)

which  was  purchased  on  November  4,  2015.  .  ArcMail  is  in  the  business  of  providing

simple,   secure   and   cost-effective   email   and   enterprise   archiving   and   management

solutions  to  businesses  of  all  sizes  across  a  wide  range  of  vertical  markets     Revenues

consist  entirely  of  revenues  from  the  operation  of  our  ArcMail  subsidiary  ($474,679

during   the  period  November  4,  2015  through  the  year  ended  December  31,  2015).   In

addition   to   ArcMail’s   operations,   we   had   income   from   discontinued   operations   of

$627,384.

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

Our Partner Company

Wala Inc. dba ArcMail Technology

Products and Services

ArcMail  is  a  provider of  enterprise  information  archiving solutions  for businesses

of  all  sizes  across  a  wide  range  of  vertical  markets.   ArcMail  offers  a  full  array  of  email

and  data  archiving  solutions  with  broad  deployment  options  that  support  a  wide  range  of content types from various sources.

ArcMail’s  products  and  services  are  offered  in  a  variety  of  deployment  options that  include  a  turnkey  appliance,  a  virtual  machine  (VM)  software  (VMware  or  MS

Hyper-V), a cloud/premise-based hybrid gateway (which can store information to a SAN,

NAS,  or  any  cloud-based  storage  provider),  and  fully-hosted  services  in  the  cloud.   Each

deployment  option  can  support  multiple  data  types  from:  most  commercially  available mail  servers,  including  all  versions  of  MS  Exchange,  Linux  variants,  IBM  Lotus  Notes,

IBM   Domino,   and   GroupWise   among   others;   most   cloud-based   systems,   including

Google   Gmail,   MS   Office365,   Google   Apps,   and   Google   Docs   among   others;   and

Microsoft   SharePoint,   enterprise   social   media   such   as   your   corporate   Twitter;   and

Microsoft and Linux-based file systems.

Whether  a  customer  wants  their  archive  to  reside  behind  the  firewall,  in  the cloud,  or  anywhere  else,  ArcMail  offers  products  and  services  to  fit  that  deployment strategy.  Whatever  deployment  option  ArcMail’s  customers  elect,  their  data  is  properly organized  and  maintained, for e-Discovery,  compliance, disaster recovery and for finding that  file  that  a  CEO  needs  immediately.  Customers  discoverable  information  is  being archived  using  a  compliant  and  secure  solution  that  is  scalable,  dependable,  and  easy  to install, deploy, use, and maintain.

In  addition  to  being  an  archiving  solutions  provider,  ArcMail  has  created  a  sales and  support  organization  to  help  companies  in  search  of  expertise,  information,  and supporting  resources  as  they  investigate  their  need  and  develop  strategies  for  enterprise

information  archiving.   ArcMail  recognizes  that  customers'  needs  are  not  met  through  a

"cookie  cutter/one  size  fits  all"  approach.  As  an  expert  in  the  enterprise  information archiving  market,  ArcMail  works  in  partnership  with  customers  to  ensure  their  archiving solution is tailored to meet their unique situation and environment.

Competitive Comparison

ArcMail’s  archiving  solution  is  built  on  a  simple  and  flexible  design  that  gives customers  ownership  and  control  over  their  data  and  offers  a  single  comprehensive solution  for  regulatory  compliance,  data  retention  and  eDiscovery.  ArcMail’s  primary

competitors   include   Barracuda   Networks,   Inc.,   MS   Office365,   and   Google   Vault.

ArcMail  rarely  encounters  other  competitors  such  as  EMC,  Symantec  and  Smarsh,  as they primarily focus on Fortune 500 and SME markets.

ArcMail  competes  effectively  against  its  primary  competitors  by  providing  a  simple  and

scalable  architecture,  and  world-class  customer  support.   ArcMail’s  primary  competitive

differentiation includes:

▪     Simplest User Interface

MS Outlook client or a simple Web-based UI

▪     Fastest Search and Retrieval

Proprietary algorithms with granular indexing

▪     Most  Data Source Types

We  archive  email,  hosted  email,  SharePoint,  system  files,  social  media,

Google Drive, and other data sources

▪     Most Deployment Options

We    offer    appliances,    VM    software,    a    cloud/premise-based    hybrid

gateway, and a fully-hosted solution

▪     Leading Storage-Saving Performance

Single-instance  storage,  granular  retention  rules  and  one  of  the  highest

Data compression rates

▪     Best  Customer Service

Support  is  provided  at  our  U.S.  headquarters  by  an  experienced  technical team

Future Products and Services

ArcMail’s product strategy is to provide architectures and deployment capabilities that  address  the  widest  possible  segment  of  the  archiving  market.  While  ArcMail  is  not attempting to  be  “all  things  to  all  people”  per  se,  ArcMail,  as  a  result  of  its  differentiated

capabilities,   is   able   to   address   a   majority   segment.   We   see   the   ArcMail   platform

including  appliance,  hosted  and  virtual  products  and  services  as  viable  in  both  the  near and  long  term.  Enterprise  class  customers  will  continue  to  see  the  appliance  model  as preferential  to  a  hosted  platform  in  most  cases.  The  SMB  market,  which  is  transitioning

to   the   cloud   in   significant   numbers,   will   help   our   virtualized   and   hosted   solutions

continue to gain ground.

Customers

ArcMail currently has approximately 1,500 client accounts ranging from 50 active

email  accounts  to  5,000  active  email  accounts.   Most  of  ArcMail’s  customers  are  in  the

Northeast, South, and Central  region of the  country.   The typical  profile of our customers

are  100-5,000  email  mailboxes/employees.   ArcMail’s  customers  are  usually in  regulated

industries  or  have  e-discovery  legal  requests,  H.R.  audits,  and/or  regulatory  compliance

issues.  Their  pain  points  will  vary depending  on  the  prospect  you  are  speaking  with.   No

one  Customer  constitutes  more  than  5%  of  ArcMail’s  sales  and  the  loss  of  any  customer will not have a material adverse effect on the Company’s financial condition.

Expansion Summary

ArcMail’s   objective   is   to   be   a   market   leader   in   the   Enterprise   Information

archiving  industry.  ArcMail  currently  has  significant  market  share  in  the  education  and

local/County/State  government  industry  sector.   ArcMail  is  currently  expanding  its  sales

and marketing initiatives to further penetrate the health care, financial services, insurance,

manufacturing,  and  transportation  industry  sectors.     ArcMail  has   expanded  its  sales

channel  overseas  to  such  areas  as  New  Zealand,  Australia,  Canada,  Mexico  and  other

Latin  American  countries.    ArcMail  is  also  actively  working  to  expand  by  providing services to larger accounts in the SME enterprises with 5,000+ end users.  ArcMail is also planning  to  expand  its  products  and  services  portfolio  and  customer  channels  through acquisition.

Employees

We presently have 14 total employees all of which are full-time.

OUR CORPORATE INFORMATION

Our   principal   offices   are   located   at   1050   W.   Jericho   Turnpike,   Suite   A,

Smithtown,  New  York,  11787.  Our  telephone  number  is  (631) 670-6777  and  our  fax number  is  (631) 670-6780.  We  currently  operate  two  corporate  websites  that  can  be found  at  www.igambit.com,  and  www.arcmail.com  (the  information  on  the  foregoing websites does not form a part of this report).

ITEM 1A.  RISK FACTORS

Not Required.

ITEM 1B.   UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our  corporate  executive  office  is  located  in  Smithtown,  New  York,  where  we

lease   approximately  1000   square   feet   of   office   space.   Monthly   lease   payments   are

approximately $1,620.  The  lease  is  for  a  term  of  five  (5)  years  commencing on  March  1,

2012  and  ending  on  February  28,  2017.   The  lease  contains  annual  escalations  of  2%  of

the annual rent.

Our  ArcMail  operations  are  located  in  Shreveport,  Louisiana,  where  we  lease approximately 2,989  rentable  square  feet  to  used  as  office  space  and  178  rentable  square

feet  to used  as  storage  space, for a  total  of 3,167  rentable square  feet.  space.   The  lease  is

for  a  term  of  forty  five  (35)  months  beginning  February  1,  2015  and  ending  October  31,

2018 payable monthly in the following manner:

02-01-15 through 04-30-15

$    0.00/mth.

05-01-15 through 04-30-16

$ 3,404.19/mth. ($13.25/s.f/yr.-office; $7.00/s.f.Iyr.-storage)

05-01-16 through 04-30-17

$ 3,528.73/mth. ($13.75/s.f/yr.--office; $7.00/s.f./yr.-storage)

05-01-17 through 10-31-18

$ 3,653.27/mth. ($14.25/s.f/yr.--office; $7.00/s.f./yr.-storage)

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

HOLDERS

As   of   April   14,   2016,   there   are   39,683,990   shares   of   our   common   stock

outstanding,  held  of  record  by  approximately  181  persons.   We  have  275,000  common

stock warrants outstanding and 1,718,900 common stock options outstanding.

As  of  April  14,  2016,  approximately  26,583,990  shares  of  our  common  stock  are eligible to be sold under Rule 144.

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

EQUITY COMPENSATION PLAN INFORMATION

We  currently do  not  have  an  equity compensation  plan.    In  2006, we  adopted  the

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

RECENT SALES OF UNREGISTERED SECURITIES

During  2015  we  did  not  sell  securities  in  transactions  not  registered  under  the

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

Principles of Consolidation

The  consolidated  financial  statements  include  the  accounts  of  the  Company  and

its   wholly-owned   subsidiaries,   Wala,   Inc.   and   Gotham   Innovation   Lab,   Inc.  All

intercompany accounts and transactions have been eliminated.

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

Fair Value of Financial Instruments

For  certain  of  our  financial  instruments,  including  cash,  accounts   receivable,

prepaid  expenses,  accounts  payable,  accrued  interest,  deferred  revenue,  and  amounts  due

to   related   parties,   the   carrying   amounts   approximate   fair   value   due   to   their   short

maturities.     Additionally,   there   are   no   assets   or   liabilities   for   which   fair   value   is

remeasured on a recurring basis.

Long-Lived Assets

We  assess  the  valuation  of  components  of  its  property  and  equipment  and  other long-lived  assets  whenever  events  or  circumstances  dictate  that  the  carrying  value  might not  be  recoverable.  We  base  our  evaluation  on  indicators  such  as  the  nature  of the  assets,

the   future   economic   benefit   of   the   assets,   any   historical   or   future   profitability

measurements and other external market conditions or factors that may be present. If such

factors   indicate   that   the   carrying   amount   of   an   asset   or   asset   group   may   not   be

recoverable,  we  determine  whether  an  impairment  has  occurred  by analyzing an  estimate of  undiscounted  future  cash  flows  at  the  lowest  level  for  which  identifiable  cash  flows exist.  If  the  estimate  of  undiscounted  cash  flows  during  the  estimated  useful  life  of  the asset  is  less  than  the  carrying  value  of  the  asset,  we  recognize  a  loss  for  the  difference between  the  carrying  value  of  the  asset  and  its  estimated  fair  value,  generally  measured by the present value of the estimated cash flows.

Revenue Recognition

We   recognize   revenue   from   product   sales   when   the   following   four   revenue

recognition  criteria  are  met:  persuasive  evidence  of  an  arrangement  exists,  an  equipment order  has  been  placed  with  the  vendor,  the  selling  price  is  fixed  or  determinable,  and

collectability  is  reasonably  assured.    Revenues  from  maintenance  contracts  covering

multiple  future  periods  are  recognized  during  the  current  periods  and  deferred  revenue  is recorded  for  future  periods  and  classified  as  current  or  noncurrent,  depending  on  the terms of the contracts.

Deferred Revenue

Deposits  from  customers  are  not  recognized  as  revenues,  but  as  liabilities,  until the  following  conditions  are  met:  revenues  are  realized  when  cash  or  claims  to  cash

(receivable)  are  received  in  exchange  for  goods  or  services  or  when  assets  received  in

such   exchange   are   readily   convertible   to   cash   or   claim   to   cash   or   when   such

goods/services  are  transferred.  When  such  income  item  is  earned,  the  related  revenue item  is  recognized,  and  the  deferred  revenue  is  reduced.  To  the  extent  revenues  are generated  from  our  support  and  maintenance  services,  we  recognize  such  revenues  when services are completed and billed. We have received deposits from various customers that have  been  recorded  as  deferred  revenue  in  the  amount  of  $1,190,279  and  $0  as  of  the years ended December 31, 2015 and 2014, respectively.

Deferred  revenue  at  December  31,  2015  will  be  realized  in  the  following  years ended December 31,

2016

$

811,227

2017

78,307

2018

298,446

2019

1,200

2020

1,099

$     1,190,279

Gotham’s  revenues  were  derived  primarily from  the  sale  of  products  and  services

rendered  to  real  estate  brokers.    Gotham  recognized  revenues  when  the  services  or

products  have  been  provided  or  delivered,  the  fees  charged  are  fixed  or  determinable,

Gotham  and  its  customers  understood  the  specific  nature  and  terms  of  the  agreed  upon transactions, and collectability was reasonably assured.

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

Allowance  for  doubtful  accounts  was  $8,344  and  $0  at  December  31,  2015  and  2014,

respectively.   Bad  debt  expense  of  $5,971  and  $4,295  was  charged  to  operations  for  the years ended December 31, 2015 and 2014, respectively.

Property and equipment and depreciation

Property and equipment are stated at cost.  Maintenance and repairs are charged to

expense  when  incurred.   When  property  and  equipment  are  retired  or  otherwise  disposed

of,   the   related   cost   and   accumulated   depreciation   are   removed   from   the   respective

accounts  and  any  gain  or  loss  is  credited  or  charged  to  income.   Depreciation  for  both

financial  reporting  and  income  tax  purposes  is  computed  using  combinations  of  the straight  line  and  accelerated  methods  over  the  estimated  lives  of  the  respective  assets  as follows:

Office equipment and fixtures

5 - 7 years

Computer hardware

5 years

Computer software

3 years

Development equipment

5 years

Depreciation expense of $4,917 and $4,766 was charged to operations for the years ended December 31, 2015 and 2014, respectively.

Goodwill

Goodwill  represents  the  excess  of  liabilities  assumed  over  assets  acquired  of

ArcMail  and  the  fair  market  value  of  the  common  shares  issued  by  the  Company  for  the

acquisition  of  ArcMail.   In  accordance  with  ASC  Topic No.  350  “Intangibles  –  Goodwill and Other”),  the  goodwill  is  not  being amortized,  but  instead  will  be  subject  to an  annual assessment  of  impairment  by applying  a  fair-value  based  test,  and  will  be  reviewed  more

frequently   if   current   events   and   circumstances   indicate   a   possible   impairment.   An

impairment loss is charged to expense in the period identified. If indicators of impairment are  present  and  future  cash  flows  are  not  expected  to  be  sufficient  to  recover  the  asset’s carrying  amount,  an  impairment  loss  is  charged  to  expense  in  the  period  identified.  A

lack   of   projected   future   operating   results   from   ArcMail’s   operations   may   cause

impairment.   As the acquisition of ArcMail  occurred on November 4, 2015, it is too early

for  management  to  evaluate  whether  goodwill  has  been  impaired.   No  impairment  was

recorded during the year ended December 31, 2015.

Stock-Based Compensation

Stock-based  compensation  expense  for  all  stock-based  award  programs, including grants  of  stock  options  and  warrants,  is  recorded  in  accordance  with  "Compensation—

Stock  Compensation",  Topic  718  of  the  FASB  ASC.  Stock-based  compensation  expense,

which  is  calculated  net  of  estimated  forfeitures,  is  computed  using  the  grant  date  fair-

value  and   amortized   over  the  requisite  service  period  for  all  stock   awards   that  are

expected  to  vest.  The  grant  date  fair  value  for  stock  options  and  warrants  is  calculated using  the  Black-Scholes  option  pricing  model.  Determining  the  fair  value  of  options  at

the  grant  date  requires   judgment,  including  estimating  the  expected  term  that  stock options  will  be  outstanding  prior  to  exercise,  the  associated  volatility  of  the  Company’s

common    stock,    expected    dividends,    and    a    risk-free    interest    rate.    Stock-based

compensation  expense  is   reported   under   general  and  administrative   expenses   in  the

accompanying consolidated statements of operations.

Options

In  2006,  we  adopted  the  2006  Long-Term  Incentive  Plan  (the  "2006  Plan").

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

Stock option activity during the  years ended December 31, 2015 and 2014 follows:

Weighted

Average

Weighted

Remaining

Weighted

Average

Average

Contractual

Options

Grant-Date

Life

Outstanding

Exercise Price

Fair Value

(Years)

Options outstanding at

December 31, 2013

668,900

$

0.06

$

0.10

4.69

Options granted

850,000

0.04

0.10

Options outstanding at

December 31, 2014

1,518,900

0.03

0.10

4.76

Options granted

200,000

0.01

0.10

Options outstanding at

December 31, 2015

1,718,900

$

0.03

$

0.13

3.82

Options outstanding at December 31, 2015 consist of:

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

Warrant activity during the years ended December 31, 2015 and 2014 follows:

Weighted

(1)Weighted

Weighted

Average Grant-

Average

Date

Remaining

Warrants

Average

Contractual

Outstanding

Exercise Price

Fair Value

Life (Years)

Warrants outstanding

at December 31, 2013

275,000

$

0.94

$

0.10

5.42

No warrant activity

--

--

--

Warrants outstanding

at December 31, 2014

275,000

$

0.94

$

0.10

4.42

No warrant activity

--

--

--

Warrants outstanding

at December 31, 2015

275,000

$

0.94

$

0.10

3.42

(1)  Exclusive of 25,000 warrants expiring 2 years after initial IPO.

Warrants outstanding at December 31, 2015 consist of:

Date

Number

Number

Exercise

Expiration

Issued

Outstanding

Exercisable

Price

Date

April 1, 2000

25,000

25,000

$3.00

2 years after IPO

June 1, 2009

100,000

100,000

$0.50

June 1, 2019

June 1, 2009

50,000

50,000

$0.65

June 1, 2019

June 1, 2009

50,000

50,000

$0.85

June 1, 2019

June 1, 2009

50,000

50,000

$1.15

June 1, 2019

Total

275,000

275,000

Convertible Note

On  September  16,  2013,  we  issued  an  8%  convertible  note  in  the  aggregate

principal  amount  of  $103,500,  convertible  into  shares  of  tour  common  stock.   The  Note,

including accrued  interest  was  due  June  18,  2014  and  was  convertible  any  time  after  180 days  at  the  option  of  the  holder  into  shares  of  the  our  common  stock  at  55%  of  the average  stock  price  of  the  lowest  3  closing  bid  prices  during  the  10  trading  day  period

ending  on  the  latest  complete  trading  day  prior  to  the  conversion  date.    Interest  expense

on the convertible note of $3,242 was recorded for the year ended December 31, 2014.

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

The note is convertible into common stock, at the  holders’ option, at  a discount to

the   market   price   of   our   common   stock.   We   have   identified   embedded   derivatives

included  in  these  notes  as  a  result  of  certain  anti-dilutive  (reset)  provisions,  related  to certain  conversion  features.  The  accounting  treatment  of  derivative  financial  instruments requires  that  we  record  the  fair  value  of  the  derivatives  as  of  the  inception  date  of  the convertible  note  and  debt  discount  amortization  to  fair  value  as  of  each  subsequent

reporting date.   This resulted in a fair value of derivative liability of $152,076 in which to the  extent  of  the  face  value  of  convertible  note  was  treated  as  debt  discount  with  the remainder treated as interest expense.

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

Amendments.

Common Stock Issued

In  connection  with  the  acquisition  of  Wala,  Inc.  we  issued  11,500,000  common shares  valued  at  $.10  per  share  to  the  president  and  CEO  of  Wala,  Inc.  on  November  4,

2015.

We  issued  1,000,000  and  600,000  common  shares  for services, valued  at  $.20 per share on August 3, 2015 and May 18, 2015, respectively.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Introduction

iGambit  is  a  company  focused  on  the  technology  markets.  Our  sole  operating subsidiary,  of  Wala,  Inc.  doing  business  as  ArcMail  Technology  (ArcMail)  is  in  the business  of  providing simple,  secure  and  cost-effective  We  are  focused  on  expanding the operations of ArcMail by marketing the company to existing and potential new clients.

Year Ended December 31, 2015 as Compared to Year Ended December 31, 2014

Assets. At December 31, 2015, we had $890,686 in current assets and $7,637,996 in  total  assets,  compared  to  $276,398  in  current  assets  and  $280,786  in  total  assets  as  of

December 31,  2014.    The  increase  in  total  assets  was  primarily  due  to  an  increase  in goodwill, inventories,  accounts  receivable and  prepaid  expenses  from the  purchase  of the

ArcMail  business,  and  an  increase  in  assets  from  discontinued  operations  as  a  result  of the sale of Gotham in 2015.

Liabilities.   At   December 31,   2015,   we   had   total   liabilities   of   $6,076,680

compared  to  $285,277  at  December 31,  2014.  Our  total  liabilities  at  December 31,  2015

consisted   of   current   liabilities   including   accounts   payable   and   accrued   expenses   of

$636,633,  accrued  interest  on  notes  payable  of  $302,278,  Notes  payable  of  $779,750,

Notes  Payable  to  a  related  party  of  $156,566,  liabilities  from  discontinued  operations  of

$127,353  and  deferred  revenue  of  $811,227,  and  long-term  liabilities  including  notes payable of $2,339,251,  notes payable to a  related  party of $469,699  and deferred revenue of  $379,052,  whereas  our  total  liabilities  at  December  31,  2014  consisted  of  current

liabilities   including     accounts   payable   of   $91,177   and   liabilities   from   discontinued

operations  of  $194,100.  We  had  no  long term  liabilities  for  the  year  ended  December  31,

2014.      The  increase  in  liabilities  was  primarily  due  to  the  liabilities  assumed  in  the purchase of the ArcMail business.

Stockholders’   Equity   (Deficiency).   Our   Stockholders’   Equity   was   $1,561,316   at

December  31,  2015  compared  to  Stockholders’  Deficiency   of  $(4,491)  at  December 31,

2014. This  increase  was  due  to  the  common  shares  issued  in  the  purchase  of the  ArcMail

business  and   a  decrease  in  accumulated  deficit  from  $(2,882,199)  at  December  31,  2014

to  $(2,798,390)  at  December 31, 2015  resulting from net  income   of $83,809 for  the  year

ended December 31, 2015 compared to net loss of $684,342 for the  year ended December

31, 2014

Revenue  and  Net  Income.  We  had  revenue  of  $474,679  for  the  year  ended

December 31, 2015, compared to revenue of $1,068,617 for the year ended December 31,

2014.   The  decrease  in  revenue  was  due  primarily to  the  sale of the  Gotham  business  and

purchase  of  the  ArcMail  business  in  November  2015.   We  had  no  other  income  for  the

year  ended  December  31,  2015  compared  to  other  income  of  $84,701  for  the  year  ended

December  31,  2014  primarily  due  to  the  gain  on  derivative  liability  of  $152,076.  In

addition   to   ArcMail’s   operations,   we   had   income   from   discontinued   operations   of

$627,384  and  $17,531  for  the  year  ended  December  31,  2015  and  December  31,  2014,

respectively.

General  and  Administrative  Expenses.  General  and  Administrative  Expenses

decreased  to  $965,609  for  the  year  ended  December 31,  2015  from  $1,383,646  for  the year  ended  December 31,  2014.  For  the  year  ended  December 31,  2015  our  General  and

Administrative Expenses consisted of corporate administrative expenses of $73,308, legal and  accounting  fees  of  $165,041,  payroll  expenses  of  $330,671,  Directors  and  Officers

Insurance   of   $42,206,   employee   benefits   expenses   of   $22,385   (medical,   dental,

retirement  plan,  and  life  insurance)  and   $331,998  in  stock  based  compensation  expense.

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

$55,074.  Therefore  the  decreases  from  the  year  ended  December 31,  2014  to  the  year ended December 31, 2015 relate  primarily to  a  decrease in payroll  and employee  benefits expenses.  In  the  event  the  company  effectuates  an  acquisition  in  2016  we  anticipate additional professional fees associated with the acquisition.

LIQUIDITY AND CAPITAL RESOURCES

General

As  reflected  in  the  accompanying  consolidated  financial  statements,  at  December

31, 2015, we had $131,987 of cash and stockholders’ equity of $1,561,316.  At December

31, 2014, we had $126,833 of cash and stockholders’ deficit of $(4,491).

Our primary capital requirements in 2016 are likely to arise from the expansion of our  ArcMail  operations,  and,  in  the  event  we  effectuate  an  acquisition,  from:  (i) the amount  of  the  purchase  price  payable  in  cash  at  closing,  if  any;  (ii) professional  fees associated  with  the  negotiation,  structuring,  and  closing  of  the  transaction;  and  (iii) post closing  costs.  It  is  not  possible  to  quantify  those  costs  at  this  point  in  time,  in  that  they depend on ArcMail’s business opportunities, the state of the overall economy, the relative size  of  any  target  company  we  identify  and  the  complexity  of  the  related  acquisition transaction(s).  We  anticipate  raising  capital  in  the  private  markets  to  cover  any  such costs,  though  there  can  be  no  guaranty  we  will  be  able  to  do  so  on  terms  we  deem  to  be acceptable.  We  do  not  have  any  plans  at  this  point  in  time  to  obtain  a  line  of  credit  or other loan facility from a commercial bank.

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

Cash Flow Activity

Net   cash   provided   by   operating   activities   was   $44,907   for   the   year   ended

December  31,  2015,  compared  to  $159,202  for  the  year  ended  December  31,  2014.   Net

cash  used  by  continuing  operating  activities  was  $451,023  for  the  year  ended  December

31,  2015,  compared  to  $491,127  for  the  year  ended  December  31,  2014.  Our  primary source  of  operating  cash  flows  from  continuing  operating  activities  for  the  year  ended

December 31, 2015 was from our ArcMail subsidiary’s revenues of $466,628 and  for the

year   ended   December   31,   2014   our   primary   source   of   operating   cash   flows   from

continuing   operating   activities   was   from   revenues   of   $1,068,617   from   our   Gotham

subsidiary  that  was  sold  in  November  2015.    Additional  contributing  factors  to  the

change  were  from  a  decrease  in  accounts  receivable  of  $56,697,  an  increase  in  prepaid expenses  of  $199,207,  a  decrease  in  accounts  payable  and  accrued  expenses  of  $90,944,

an  increase  in accrued interest  of $47,559  and  a  decrease  in  deferred  revenue  of $64,586,

Net  cash  provided  by  discontinued  operating  activities  was  $495,930  for  the  year  ended

December 31, 2015 and   $650,329 for the  year ended December 31, 2014.  Cash provided by  discontinued  operations  for  the  year  ended  December  31,  2015  consisted  of  $495,930 in cash payments received from VHT Inc. pursuant to the VHT  Purchase Agreement.

Cash  provided  by investing activities  was  $11,524  for  the  year  ended  December  31,

2015  and  cash  used  by  investing  activities  was  $4,739  for  the  year  ended  December  31,

2014.  For  the  year  ended  December  31,  2015  the  primary  source  of  cash  from  investing

activities  was  cash  from  the  subsidiary  acquisitions  and  a  decrease  in  deposits.   For  the

year  ended  December  31,  2014  the  primary  source  of  cash  used  by  investing  activities was  from  purchases  of  property  and  equipment  of  $2,026  and  an  increase  in  deposits  of

$2,713.

Cash  used  by  financing  activities  was  $(51,277)  for  the  year  ended  December  31,

2015  compared  to  cash  used  by  financing  activities  of  $(54,500)  for  the  year  ended

December  31,  2014.  The  cash  flows  used  by  financing  activities  for  the  year  ended

December  31,  2015  was  primarily  from  repayment  of  stockholders  loans  and  a  note payable.  The  cash  flows  used  by  financing  activities  for  the  year  ended  December  31,

2014 was primarily from repayment of the convertible note payable.

Supplemental Cash Flow Activity

In   the   year   ended   December   31,   2015   the  company  paid   interest   of   $3,146

compared to interest of $10,033 in the year ended December 31, 2014.

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

15d-15(e)  under the  Exchange Act as  of December 31, 2015.  Based upon  that  evaluation,

our  Chief  Executive  Officer  and  Chief  Financial  Officer  concluded  that  our  disclosure controls and procedures were effective as of December 31, 2015.

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

Our  management  assessed  the  effectiveness  of  the  Company’s  internal  control

over   financial   reporting   as   of   December 31,    2015.   In   making   this   assessment,

management  used  the  criteria  set  forth  in  the  Internal  Control  —  Integrated  Framework issued  by  the  Committee  of  Sponsoring  Organizations  of  the  Treadway  Commission

(COSO).  Based  on  management’s  assessment,  we  concluded  that,  as  of  December 31,

2015, our internal control over financial reporting was effective.

Change in Internal Controls

During the quarter ended December 31, 2015, there were no changes in our internal control over financial reporting that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name

Age

Position

Appointed

John Salerno

77     Chief Executive Officer, President,    March 2009

Chairman of the Board, and

(appointed Chairman

Director

and Director in

April 2000)

Elisa Luqman

51     Chief Financial Officer, Executive     March 2009

Vice President, General Counsel,

(appointed Director

and Director

in August 2009)

James J. Charles

73     Director

March 2006

George G. Dempster

76     Director

January 2001

John Keefe

73     Director

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

Rory T Welch

1

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation received by our executive officers, for their service, during the year ended December 31, 2015.

Current

Nonqualified

Officers

Non-equity

Deferred

Name &

Option      Incentive Plan      Compensation

All Other

Principal

Salary

Bonus     Stock     Awards      Compensation

Earnings

Compensation

Total

Position

Year

($)

($)

($)

($)

($)

($)

($)

($)

John

Salerno

2015

46,635

0

0

0

0

0

20,790 (1)

67,425

CEO,

President      2014      131,250

0

0

0

0

0

13,206(2)

144,456

Chairman

&

2013      200,000

0

0

0

0

0

10,237(3)

210,237

Director

Elisa

Luqman

2015

60,577

0

0

0

0

0

0

60,577

Acting

CFO,

2014      143,746

0

0

0

0

0

36,514(4)

180,260

EVP,  GC

and

2013      200,000

0

0

0

0

0

30,125(5)

230,125

Director

Rory T

Welch

2015     37,500(6)

0

0

0

0

0

1831(7)

39,331

(1)    Includes $5,220 in health insurance premiums and $15,670 in life insurance premiums.

(2)    Includes $6,264 in health insurance premiums and $6,942 in life insurance premiums.

(3)    Includes $6,168 in health insurance premiums and $4,069 in life insurance premiums.

(4)    Includes $36,514 in health and dental insurance premiums.

(5)    Includes $30,125 in health and dental insurance premiums.

(7)    Includes $1,831  in health, dental and life insurance premiums.

Employment Arrangements with Named Executive Officers

Effective   November   4,   2015,   along   with   the   acquisition   ArcMail,   we   entered   into   an

employment  agreement  with  Rory  T.  Welch  (the  Welch  Employment  Agreement).  Under  the

five-year agreement, Mr. Welch is entitled to (a) a base salary of $180,000 per year, (b) an annual bonus  of  $45,000,  and  (c)  participation  in  all  benefit  programs  generally  made  available  to

ArcMail  employees.  The  Welch  Employment  Agreement  also  contains  provisions  designed  to protect  the  confidentiality  of  the  Company’s  confidential  information  and  restricting  Mr.  Welch from  engaging  in  certain  competitive  activities  for  the  greater  of  60  months  from  the  date  of  the agreement or two years following the termination of his employment.

Mr.  Welch  has  diverse  management  experience  in  growing  international  businesses across multiple industries, Rory Welch is ushering ArcMail into the next phase  of the Company’s lifecycle with emphasis on expanding global sales, marketing and distribution strategies. A senior executive  with  more  than  20  years  of  experience  in  strategy,  supply chain,  sourcing,  distribution,

logistics,  marketing  and  sales  management,  he  has  success  in  expanding  profits  through  both revenue growth and cost savings.

Prior  to  joining  ArcMail,  he  managed  his  own  consulting  firm,  and  then  before  that  held leadership  positions  at  Movado  Group,  Inc.,  including  COO  for  the  boutique  division  and  Senior

Vice  President  of  wholesale  operations.  Earlier  in  his  career,  Welch  served  as  VP  of  strategic planning  and  analysis  at  Arrow  Electronics,  where  he  was  responsible  for  building  performance models across all aspects of the organization. While at Arrow, Welch also held positions as VP of product  management  for  Asia-Pacific,  with  responsibility  for  overseeing  all  aspects  of  product management for the $1 billion division; as well as general manager of aerospace/military program accounts; product manager; and asset and logistics manager.

A  graduate  of  Indiana  University’s  Kelley  School  of  Business  with  a  master’s  degree  in business administration, Welch holds a bachelor’s degree in economics from Furman University.

We do not currently have any other employment agreements with our executive officers.

Compensation of the Board of Directors

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
James Charles	59,000	0	0	$0.03	06/09/2024	0	0	0	0
James Charles	100,000	0	0	$0.03	06/09/2024	0	0	0	0
George Dempster	113,000	0	0	$0.03	06/09/2024	0	0	0	0
George Dempster	100,000	0	0	$0.03	06/09/2024	0	0	0	0
John Keefe	600,000	0	0	$0.03	06/09/2024	0	0	0	0

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The  following  table  sets  forth  information  known  to  us,  as  of  April  14,  2016,

relating to the beneficial ownership of shares of common stock by:  (i) each person who is known  by  us  to  be  the  beneficial  owner  of  more  than  5%  of  the  Company’s  outstanding

common   stock;   (ii) each   director;   (iii) each   executive   officer;   and   (iv) all   executive

officers  and  directors  as  a  group.  Under  securities  laws,  a  person  is  considered  to  be  the beneficial  owner  of  securities  owned  by  him  (or  certain  persons  whose  ownership  is attributed  to  him)  or  securities  that  can  be  acquired  by  him  within  60 days,  including upon the exercise of options, warrants or convertible securities. The Company determines

a   beneficial   owner’s   percentage   ownership   by   assuming   that   options,   warrants   and

convertible  securities  that  are  held  by  the  beneficial  owner  and  which  are  exercisable within 60 days, have been exercised or converted.  The Company believes that  all persons named  in  the  table  have  sole  voting  and  investment  power  with  respect  to  all  shares  of common  stock  shown  as  being  owned  by  them.  Unless  otherwise  indicated,  the  address of  each  beneficial  owner  in  the  table  set  forth  below  is  care  of  iGambit  Inc.,  1050  W.

Jericho  Turnpike,  New  York,  11787.  The  percentages  in  the  following  table  are  based upon 25,044,056 shares outstanding as of April 14, 2016.

Amount and Nature

of Beneficial

Name of Beneficial Owner

Ownership

Percent of Class

John Salerno, C.E.O., President, Chairman

of the Board, and Director

5,146,900(1)

%

Elisa Luqman, C.F.O., Executive Vice

President, General Counsel and Director

5,685,000,(2)

%

James J. Charles, Director

600,000(3)

%

George G. Dempster, Director

605,000(4)

%

Rory T. Welch, CEO & President ArcMail

10,000,000

Executive Officers and Directors as Group:

20,036,900 (4)

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

Compensation  Committee.  The  Board  does  not  currently  have  a  Nominating  Committee.

The  work  typically  conducted  by  a  Nominating  Committee  is  conducted  by  the  full

Board.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The  following  table  shows  what  Michael  F.  Albanese,  CPA  billed  for  the  audit

and   other   services   for   the   year   ended   December   31,   2015   and   December 31,   2014

respectively.

Year Ended  Year Ended

12/31/ 2015    12/31/2014

Audit Fees

$

38,500  $

39,725

Audit-Related Fees

15,000-

---

All Tax Fees

---

—

Other Fees

---

—

Total

$

53,500  $

39,725

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheet as of December 31, 2015 and 2014

F-2

Consolidated Statement of Income for the years ended December 31, 2015 and

F-4

2014

Consolidated Statement of Changes in Stockholder’s Equity for the years

F-5

ended December 31, 2015 and 2014

Consolidated Statement of Cash Flows for the years ended December 31, 2015

F-6

and 2014

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

Secretary of State on April 5, 2006 (1)

3.1(vi)

Certificate of Amendment Increasing Authorized Common Stock to 75

Million Shares, filed with the Delaware Secretary of State on

December 2, 2009 (1)

3.1(vii)

Certificate of Amendment Increasing Authorized Common Stock to300

Million shares of Common Stock and to create a new class of stock entitled “Preferred Stock, filed with the Delaware Secretary of State on

November 24, 2014.

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

April 14, 2016.

iGambit Inc.

April 14, 2016

By:   /s/ John Salerno

John Salerno, Chief Executive

Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this

Annual Report on Form 10-K has been signed by the following persons in the capacities indicated:

Signature

Title

Date

/s/ John Salerno

Chief Executive Officer and

Director

April 14, 2016

John Salerno

/s/ Elisa Luqman

Chief Financial Officer, Executive

April 14, 2016

Vice President, General Counsel,

Elisa Luqman

Principal Accounting Officer and

Director

/s/ James J. Charles

Director

April 14, 2016

James J. Charles

/s/ George G. Dempster

Director

April 14, 2016

George G. Dempster

/s/ John Keefe

Director

April 14, 2016

John Keefe

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of iGambit Inc.

We  have  audited  the  accompanying  consolidated  balance  sheet  of  iGambit  Inc.  as  of

December  31,  2015  and  December  31,  2014,  and  the  related  consolidated  statement  of operations,  consolidated  statement  of  changes  in  stockholders’  equity  (deficiency),  and consolidated  statement  of  cash  flows  for  the  two  year  period  ended  December  31,  2015.

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

In  our  opinion,  the  financial  statements  referred  to  above  present  fairly,  in  all  material respects, the financial position of iGambit Inc. as of December 31, 2015 and 2014 and the

results  of  its  operations  and  its  cash  flows  for  the  year  in  the  period  ended  December  31,

2015, in conformity with accounting principles  generally accepted in the United States of

America.

/s/ Michael F. Albanese

Michael F. Albanese, CPA

Parsippany, New Jersey

April 14, 2016

IGAMBIT  INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

2015

2014

ASSETS

Current assets

Cash

$

131,987

$

126,833

Accounts receivable, net

230,182

--

Inventories

21,160

--

Prepaid expenses

244,592

34,529

Assets from discontinued operations, net

262,765

115,036

Total current assets

890,686

276,398

Property and equipment, net

40,433

2,318

Other assets

Goodwill

6,705,157

--

Deposits

1,720

2,070

Total other assets

6,706,877

2,070

$

7,637,996

$

280,786

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities

Accounts payable and accrued expenses

$

636,633

$

91,177

Accrued interest on notes payable

291,107

--

Accrued interest on notes payable  - related party

11,171

--

Amounts due to related parties

74,871

--

Deferred revenue, current portion

811,227

--

Notes payable, current portion

779,750

--

Note payable - related party, current portion

156,566

--

Liabilities from discontinued operations

127,353

194,100

Total current liabilities

2,888,678

285,277

Long-term liabilities

Deferred revenue, net of current portion

379,052

--

Notes payable

2,339,251

--

Note payable - related party

469,699

--

Total long-term liabilities

3,188,002

--

Total liabilities

6,076,680

285,277

Stockholders' equity (deficiency)

Preferred stock, $.001 par value; authorized - 100,000,000 shares;

issued and outstanding - 0 shares in 2015 and 2014, respectively

--

--

Common stock, $.001 par value; authorized - 200,000,000 shares;

issued and outstanding - 39,683,990 shares in 2015 and

26,583,990 shares in 2014

39,684

26,584

Additional paid-in capital

4,320,022

2,851,124

Accumulated deficit

(2,798,390)

(2,882,199)

Total stockholders' equity (deficiency)

1,561,316

(4,491)

$

7,637,996

$

280,786

The accompanying notes are an integral part of these condensed consolidated financial statements.

IGAMBIT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,

2015

2014

Sales:

Hardware and software

$

140,942

$

--

Support and maintenance

333,737

--

Total sales

474,679

--

Cost of sales

8,051

--

Gross profit

466,628

--

Operating expenses

General and administrative expenses

965,609

723,432

Loss from operations

(498,981)

(723,432)

Other income (expenses)

Gain on derivative liability

--

152,076

Interest expense

(44,598)

(4,719)

Amortization of debt discount

--

(63,250)

Interest income

4

--

Total other income (expenses)

(44,594)

84,107

Loss from continuing operations

(543,575)

(639,325)

Income (loss) from discontinued operations

627,384

(45,017)

Net income (loss)

$

83,809

$

(684,342)

Basic and fully diluted earnings (loss) per common share:

Continuing operations

$

(.02)

$

(.03)

Discontinued operations

$

.02

$

.00

Net earnings per common share

$

.00

$

(.03)

Weighted average common shares outstanding - basic

29,168,374

25,947,791

Weighted average common shares outstanding - fully

diluted

30,962,274

27,373,471

The   accompanying   notes   are   an   integral   part   of   these   condensed   consolidated   financial

statements.

IGAMBIT INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

YEARS ENDED DECEMBER 31, 2015 AND 2014

Common stock

Paid-in

Accumulated

Shares

Amount

Capital

Deficit

Totals

Balances, December 31, 2013

25,044,056

$

25,044

$     2,729,000

$

(2,197,857)

$

556,187

Note payable converted to

common stock

1,539,934

1,540

47,460

--

49,000

Compensation for vested stock

options

--

--

74,664

--

74,664

Net loss

(684,342)

(684,342)

Balances, December 31, 2014

26,583,990

26,584

2,851,124

(2,882,199)

(4,491)

Compensation for vested stock

options

--

--

11,998

--

11,998

Common stock issued for

services

1,600,000

1,600

318,400

--

320,000

Common stock issued in

business acquisition

11,500,000

11,500

1,138,500

--

1,150,000

Net income

83,809

83,809

Balances, December 31, 2015

39,683,990

$

39,684

$     4,320,022

$

(2,798,390)

$     1,561,316

The  accompanying  notes  are  an  integral  part  of  these  condensed  consolidated  financial statements.

IGAMBIT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

2015

2014

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)

$

83,809

$    (684,342)

Adjustments to reconcile net income (loss) to net

cash provided by operating activities

Income from discontinued operations

(627,384)

45,017

Sale of discontinued property and equipment

6,118

--

Depreciation

4,917

4,766

Debt discount amortization

--

63,250

Stock-based compensation expense

331,998

74,664

Gain on derivative liability

--

(152,076)

Increase (Decrease) in cash flows as a result of

changes in asset and liability account balances:

Accounts receivable

56,697

--

Prepaid expenses

(199,207)

(26,021)

Due from rescission agreement

--

239,779

Accounts payable and accrued expenses

(90,944)

(56,164)

Accrued interest on notes payable

47,559

--

Deferred revenue

(64,586)

--

Net cash used by continuing operating activities

(451,023)

(491,127)

Net cash provided by discontinued operating activities

495,930

650,329

NET CASH PROVIDED BY OPERATING ACTIVITIES

44,907

159,202

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment

(1,797)

--

Cash received from acquisition

10,198

--

(Increase) decrease in deposits

10,413

--

Net cash provided (used) by continuing investing activities

18,814

--

Net cash used by discontinued investing activities

(7,290)

(4,739)

NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES

(4,739)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from stockholders' loans

3,516

3,600

Repayments of stockholders' loans

(38,671)

(3,600)

Repayments of note payable

(26,058)

--

Repayments of convertible note payable

--

(54,500)

Net cash used by continuing financing activities

(61,213)

(54,500)

Net cash provided by discontinued financing activities

9,936

--

NET CASH USED BY FINANCING ACTIVITIES

(51,277)

(54,500)

NET INCREASE (DECREASE) IN CASH

5,154

99,963

CASH - BEGINNING OF YEAR

126,833

26,870

CASH - END OF YEAR

$

131,987

$

126,833

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the year for:

Interest

$

3,146

$

10,333

Non-cash investing and financing activities:

Note payable converted to common stock

$

--

$      (49,000)

Common stock issued in business acquisition

1,150,000

--

The   accompanying   notes   are   an   integral   part   of   these   condensed   consolidated   financial

statements.

IGAMBIT INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2015 and 2014

Note 1 - Organization and Basis of Presentation

The   consolidated   financial   statements   presented   are   those   of   iGambit   Inc.,   (the

“Company”)  and  its  wholly-owned  subsidiaries,  Wala,  Inc.  doing  business  as  Arcmail

Technology  (“ArcMail”)  and  Gotham  Innovation  Lab  Inc.  (“Gotham”).  The  Company

was  incorporated  under  the  laws  of  the  State  of  Delaware  on  April  13,  2000.  The

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

New York on  September  23, 2009.   The  Company is  a holding company which seeks out

acquisitions  of  operating  companies  in  technology  markets.    ArcMail  provides  email

archive solutions to domestic and international businesses through hardware and software

sales,   support,   and   maintenance.     Gotham   is   in   the   business   of   providing   media

technology services to real estate agents and brokers in the New York metropolitan area.

Business Acquisition

On  November  4,  2015,  the  Company  acquired  Wala,  Inc.  doing  business  as  ArcMail

Technology  in  accordance  with  a  stock  purchase  agreement.    Pursuant  to  the  stock

purchase agreement, the total consideration paid for the outstanding capital stock of  Wala was  11,500,000  shares  of  iGambit  common  stock,  valued  at  $.10  per  share.

The

following  table  presents  the  allocation  of  the  value  of  the  common  shares  issued  for

ArcMail to the acquired identifiable assets, liabilities assumed and goodwill:

Common shares issued, valued at $.10 per share

$     1,150,000

Cash

$

10,198

Accounts receivable, net

205,208

Inventories

21,160

Prepaid expenses

Fixed assets

41,235

Total identifiable assets

278,077

Accounts payable and accrued expenses

(442,300)

Accrued interest

(254,718)

Deferred revenue

(1,254,865)

Note payable

(3,881,351)

Total liabilities assumed

(5,833,234)

Excess of liabilities assumed over identifiable assets

5,555,157

Total goodwill

$     6,705,157

The results of operations of ArcMail have been included in the consolidated statements of operations  from  the  acquisition  date.  The  following  table  presents  pro  forma  results  of operations  of  the  Company  and  ArcMail  as  if  the  companies  had  been  combined  as  of

January  1,  2014.  The  pro  forma  condensed  combined  financial  information  is  presented for  informational  purposes  only.  The  unaudited  pro  forma  results  of  operations  are  not necessarily indicative  of  results  that  would  have  occurred  had  the  acquisition  taken  place at the beginning of the earliest period presented, or of future results.

December 31,

December 31,

2015

2014

Pro forma revenue

$

1,876,313

$

3,423,954

Pro forma gross profit

$

1,791,518

$

2,579,661

Pro forma loss from operations

$

(703,699)

$

(1,381,581)

Pro forma net loss

$

(496,347)

$

(1,828,332)

Note 2 – Discontinued Operations

Sale of Business

On  November  5,  2015,  pursuant  to  an  asset  purchase  agreement  Gotham  sold  assets consisting  of  fixed  assets,  client  and  supplier  lists,  trade  names,  software,  social  media accounts  and  websites,  and  domain  names  to  VHT,  Inc.,  a  Delaware  corporation  for  a

purchase  price of  $600,000.   Gotham received $400,000 and  commencing on January 29,

2016,  VHT,  Inc.  shall  pay  twelve  equal  monthly  installments  of  $16,667  on  the  last

business   day  of   each   month  (the   “Installment   Payments”  and   each,   an   “Installment

Payment”),  each  Installment  Payment  to  consist  of  (1)  an  earn-out  payment  of  $10,000

(the  “Earn-Out  Payments”  and  each,  an  “Earn-Out  Payment”),  and  (2)  an  additional payment  of  $6,667  (the  “Additional  Payments”  and  each,  an  “Additional  Payment”);

provided  that  VHT,  Inc.  shall  only  be  required  to  make  the  Earn-Out  Payments  for  as long  as  it  maintains  its  relationship  with  Gotham’s  major  client,  unless  it  is  dissatisfied with VHT, Inc.

The  assets  and  liabilities  of  the  discontinued  operations  are  presented  in  the  consolidated balance  sheets  under  the  captions  “Assets  from  discontinued  operations”  and  “Liabilities

from  discontinued  operations”,  respectively.   The  underlying  assets  and  liabilities  of  the

discontinued  operations  for  the  years  ended  December  31,  2015  and  2014  are  presented as follows:

2015

2014

Assets:

Cash

$

13,893

$

6,603

Accounts receivable, net

247,372

81,671

Prepaid expenses

1,500

10,581

Deposits

--

10,063

Property and equipment

--

6,118

Total assets

$

262,765

$

115,036

Liabilities:

Accounts payable and accrued expenses

117,417

194,100

Note payable - related party

9,936

--

$

127,353

$

194,100

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The  consolidated   financial  statements  include  the  accounts   of  the  Company  and   its

wholly-owned    subsidiaries,    Wala,    Inc.    and    Gotham    Innovation    Lab,    Inc.  All

intercompany accounts and transactions have been eliminated.

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

Fair Value of Financial Instruments

For  certain  of  the  Company’s  financial  instruments,  including  cash,  accounts  receivable,

prepaid  expenses,  accounts  payable,  accrued  interest,  deferred  revenue,  and  amounts  due

to   related   parties,   the   carrying   amounts   approximate   fair   value   due   to   their   short

maturities.     Additionally,   there   are   no   assets   or   liabilities   for   which   fair   value   is

remeasured on a recurring basis.

Revenue Recognition

The  Company  recognizes  revenue  from  product  sales  when  the  following  four  revenue recognition  criteria  are  met:  persuasive  evidence  of  an  arrangement  exists,  an  equipment order  has  been  placed  with  the  vendor,  the  selling  price  is  fixed  or  determinable,  and

collectability  is  reasonably  assured.    Revenues  from  maintenance  contracts  covering

multiple  future  periods  are  recognized  during  the  current  periods  and  deferred  revenue  is recorded  for  future  periods  and  classified  as  current  or  noncurrent,  depending  on  the terms of the contracts.

Gotham’s   revenues   were   derived   primarily   from   the   sale   of   products   and   services

rendered  to  real  estate  brokers.    Gotham  recognized  revenues  when  the  services  or

products  have  been  provided  or  delivered,  the  fees  charged  are  fixed  or  determinable,

Gotham  and  its  customers  understood  the  specific  nature  and  terms  of  the  agreed  upon transactions, and collectability was reasonably assured.

Advertising Costs

The  Company  expenses  advertising  costs  as  incurred.   There  were  no  advertising  costs

for the years ended December 31, 2015 and 2014, respectively.

Cash and Cash Equivalents

For  purposes  of  reporting  cash  flows,  cash  and  cash  equivalents  include  checking  and money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

Accounts Receivable

The   Company   analyzes   the   collectability   of   accounts   receivable   from   continuing

operations   each   accounting   period   and   adjusts   its   allowance   for   doubtful   accounts

accordingly.   A  considerable  amount  of  judgment  is  required  in  assessing  the  realization of  accounts  receivables,  including  the  creditworthiness  of  each  customer,  current  and

historical  collection  history  and  the  related  aging  of  past  due  balances.   The  Company

evaluates  specific  accounts  when  it  becomes  aware  of  information  indicating  that  a customer  may  not  be  able  to  meet  its  financial  obligations  due  to  deterioration  of  its financial  condition,  lower  credit  ratings,  bankruptcy  or  other  factors  affecting  the  ability to render payment.  Allowance  for doubtful  accounts  was  $8,345 and $0 at  December 31,

2015  and  2014,  respectively.    Bad  debt  expense  of  $5,971  and  $0  was  charged  to

operations for the  years ended December 31, 2015 and 2014, respectively.

Inventories

Inventories  consisting  of  finished  products  are  state  at  the  lower  of  cost  or  market.   Cost

is determined on an average cost basis.

Property and equipment and depreciation

Property  and  equipment  are  stated  at  cost.    Maintenance  and  repairs  are  charged  to

expense  when  incurred.   When  property  and  equipment  are  retired  or  otherwise  disposed

of,   the   related   cost   and   accumulated   depreciation   are   removed   from   the   respective

accounts  and  any  gain  or  loss  is  credited  or  charged  to  income.   Depreciation  for  both

financial  reporting  and  income  tax  purposes  is  computed  using  combinations  of  the straight  line  and  accelerated  methods  over  the  estimated  lives  of  the  respective  assets  as follows:

Office equipment and fixtures

5 - 7 years

Computer hardware

5 years

Computer software

3 years

Development equipment

5 years

Goodwill

Goodwill represents the excess of liabilities assumed over assets acquired of ArcMail and the  fair  market  value  of the  common  shares  issued  by the  Company for  the  acquisition  of

ArcMail.   In  accordance  with  ASC  Topic  No.  350  “Intangibles  –  Goodwill  and  Other”),

the  goodwill  is  not  being  amortized,  but  instead  will  be  subject  to  an  annual  assessment of  impairment  by  applying  a  fair-value  based  test,  and  will  be  reviewed  more  frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged  to  expense  in  the  period  identified.  If  indicators  of  impairment  are  present  and future cash flows  are not  expected to be  sufficient  to recover the asset’s carrying amount,

an  impairment  loss  is  charged  to  expense  in  the  period  identified.  A  lack  of  projected

future  operating   results   from   ArcMail’s   operations   may  cause   impairment.     As   the

acquisition  of  ArcMail  occurred  on  November  4,  2015,  it  is  too  early for  management  to

evaluate  whether  goodwill  has  been  impaired.   No  impairment  was  recorded  during  the

year ended December 31, 2015.

Long-Lived Assets

The  Company  assesses  the  valuation  of  components  of  its  property  and  equipment  and other  long-lived  assets  whenever  events  or  circumstances  dictate  that  the  carrying  value might  not  be  recoverable.  The  Company  bases  its  evaluation  on  indicators  such  as  the nature  of  the  assets,  the  future  economic  benefit  of  the  assets,  any  historical  or  future profitability  measurements  and  other  external  market  conditions  or  factors  that  may  be present.  If  such  factors  indicate  that  the  carrying  amount  of  an  asset  or  asset  group  may not  be  recoverable,  the  Company  determines  whether  an  impairment  has  occurred  by analyzing  an  estimate  of  undiscounted  future  cash  flows  at  the  lowest  level  for  which identifiable  cash  flows  exist.  If  the  estimate  of  undiscounted  cash  flows  during  the estimated  useful  life  of  the  asset  is  less  than  the  carrying value  of the  asset, the  Company recognizes  a  loss  for  the  difference  between  the  carrying  value  of  the  asset  and  its estimated fair value, generally measured by the present value of the estimated cash flows.

Deferred Revenue

Deposits  from  customers  are  not  recognized  as  revenues,  but  as  liabilities,  until  the

following   conditions   are   met:   revenues   are   realized   when   cash   or   claims   to   cash

(receivable)  are  received  in  exchange  for  goods  or  services  or  when  assets  received  in

such   exchange   are   readily   convertible   to   cash   or   claim   to   cash   or   when   such

goods/services  are  transferred.  When  such  income  item  is  earned,  the  related  revenue item  is  recognized,  and  the  deferred  revenue  is  reduced.  To  the  extent  revenues  are

generated   from   the   Company’s   support   and   maintenance   services,   the   Company

recognizes  such  revenues  when  services  are  completed  and  billed.  The  Company  has received  deposits  from its  various  customers  that  have  been  recorded  as  deferred revenue in  the  amount  of  $1,190,279  and  $0  as  of  the  years  ended  December  31,  2015  and  2014,

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

FASB ASC 740 ASU 2015-17 - Balance Sheet Classification of Deferred Taxes:

In  November  2015,  the  FASB  issued  ASU  No.  2015-17,  “Income  Taxes  (Topic  740):

Balance  Sheet  Classification  of  Deferred  Taxes”  (“ASU  2015-17”).  The  FASB  issued this  ASU  as  part  of  its  ongoing  Simplification  Initiative,  with  the  objective  of  reducing complexity  in  accounting  standards.  The  amendments  in  ASU  2015-17  require  entities that  present  a  classified  balance  sheet  to  classify all  deferred  tax  liabilities  and  assets  as  a

noncurrent   amount.   This   guidance   does   not   change   the   offsetting   requirements   for

deferred  tax  liabilities  and  assets,  which  results  in  the  presentation  of  one  amount  on  the balance  sheet.  Additionally,  the  amendments  in  this  ASU  align  the  deferred  income  tax

presentation   with   the   requirements   in   International   Accounting   Standards   (IAS)   1,

Presentation of  Financial  Statements.  The  amendments  in  ASU 2015-17  are effective for financial  statements  issued  for  annual  periods  beginning  after  December  15,  2016,  and interim  periods  within  those  annual  periods.  The  Company  does  not  anticipate  that  the

adoption   of   this   standard   will   have   a   material   impact   on   its   consolidated   financial

statements.

FASB ASC 842 ASU 2016-02 – Leases:

In  February  2016,  the  FASB  issued  ASU  No.  2016-02, “Leases  (Topic  842)”  (“ASU

2016-02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for both financing and operating leases. The ASU will also require new qualitative and  quantitative  disclosures  to  help  investors  and  other  financial  statement  users  better understand  the  amount,  timing,  and  uncertainty  of  cash  flows  arising  from  leases. ASU

2016-02  is  effective  for  fiscal  years  beginning  after  December  15,  2018,  with  early adoption permitted. The  Company is currently evaluating ASU 2016-02 and its impact on its consolidated financial statements.

Note 4 – Property and Equipment

Property  and  equipment  are  carried  at  cost  and  consist  of  the  following  at  December  31,

2015 and 2014:

2015

2014

Office equipment and fixtures

$

139,006

$

7,164

Computer hardware

90,943

--

Computer software

77,700

--

Development equipment

35,318

--

342,967

7,164

Less: Accumulated depreciation

302,534

4,846

$

40,433

$

2,318

Depreciation expense of $4,917 and $4,766 was charged to operations for the years ended

December 31, 2015 and 2014, respectively.

Note 5 - Earnings (Loss) Per Common Share

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

Years Ended

December 31,

2015

2014

Stock options

1,718,900

1,518,900

Stock warrants

275,000

275,000

Total shares excluded from calculation

1,993,900

1,793,900

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

Stock option activity during the  years ended December 31, 2015 and 2014 follows:

Weighted

Average

Weighted

Remaining

Weighted

Average

Average

Contractual

Options

Grant-Date

Life

Outstanding

Exercise Price

Fair Value

(Years)

Options outstanding at

December 31, 2013

668,900

$

0.06

$

0.10

4.69

Options granted

850,000

0.04

0.10

Options outstanding at

December 31, 2014

1,518,900

0.03

0.10

4.76

Options granted

200,000

0.01

0.10

Options outstanding at

December 31, 2015

1,718,900

$

0.03

$

0.13

3.82

Options outstanding at December 31, 2015 consist of:

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

Warrant activity during the years ended December 31, 2015 and 2014 follows:

Weighted

(1)Weighted

Weighted

Average Grant-

Average

Date

Remaining

Warrants

Average

Contractual

Outstanding

Exercise Price

Fair Value

Life (Years)

Warrants outstanding

at December 31, 2013

275,000

$

0.94

$

0.10

5.42

No warrant activity

--

--

--

Warrants outstanding

at December 31, 2014

275,000

$

0.94

$

0.10

4.42

No warrant activity

--

--

--

Warrants outstanding

at December 31, 2015

275,000

$

0.94

$

0.10

3.42

(1)  Exclusive of 25,000 warrants expiring 2 years after initial IPO.

Warrants outstanding at December 31, 2015 consist of:

Date

Number

Number

Exercise

Expiration

Issued

Outstanding

Exercisable

Price

Date

April 1, 2000

25,000

25,000

$3.00

2  years after IPO

June 1, 2009

100,000

100,000

$0.50

June 1, 2019

June 1, 2009

50,000

50,000

$0.65

June 1, 2019

June 1, 2009

50,000

50,000

$0.85

June 1, 2019

June 1, 2009

50,000

50,000

$1.15

June 1, 2019

Total

275,000

275,000

Note 7 – Deferred Revenue

Deferred  revenue  represents  sales  of  maintenance  contracts  that  extend  to  and  will  be

realized in future periods.   Deferred revenue at December 31, 2015 will be realized in the following years ended December 31,

2016

$

811,227

2017

78,307

2018

298,446

2019

1,200

2020

1,099

$     1,190,279

Note 8 – Convertible Note Payable

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

2014.

Initially  the  Company  had  anticipated  repaying  the  obligation  prior  to  the  effective  date

of  the  holder  electing  to  convert.   Since  the  effective  date  of  the  election  to  convert  has passed  the  Company  recorded  a  debt  discount  related  to  identified  embedded  derivatives relating  to  conversion  features  and  a  reset  provisions  (see  Note  9)  based  fair  values  as  of

the  inception  date  of  the  Note.   The  calculated  debt  discount  equaled  the  face  of  the  note

and was  amortized  over  the term of the  note.   During the  year ended December 31, 2014,

the  Company  amortized  $63,250  of  debt  discount.   During  the  year  ended  December  31,

2014,  the  noteholder  converted  $49,000  of  the  principal  balance  to  1,539,934  shares  of common  stock,  and  the  Company  repaid  the  remaining  note  balance  of  $54,500  and accrued interest of $5,646 on June 18, 2014.

Note 9 - Derivative Liability

Convertible Note

During  the  year  ended  December  31,  2013,  the  Company  issued  a  convertible  note  (see

Note 8 above).

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

Note 10 – Notes Payable

Notes   payable   at   December   31,   2015   consist   of   various   notes   payable   in   annual

installments totaling $779,750 through September 2019.  The notes include interest at 7%

and are secured by the assets of ArcMail.

Principal amounts due on notes payable for the years ended December 31, are as follows:

2016

$

779,750

2017

779,750

2018

779,750

2019

779,751

$

3,119,001

Note 11 – Stock Transactions

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

Common Stock Issued

In  connection  with  the  acquisition  of  ArcMail  the  Company  issued  11,500,000  common shares  valued  at  $.10  per  share  to  the  president  and  CEO  of  Wala,  Inc.  on  November  4,

2015.

The  Company  issued  1,000,000  and  600,000  common  shares  for  services,  valued  at  $.20 per share on August 3, 2015 and May 18, 2015, respectively.

In  connection  with  the  convertible  note  payable  (see  Note  8   above)  the  noteholder

converted  $49,000  of  the  principal  balance  to  1,539,934  shares  of  common  stock  during

the  year  ended  December 31, 2014.   The  stock issued was  determined based on the  terms

of the convertible note.

Note 12 - Income Taxes

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

2015

2014

Statutory U.S. federal income tax rate

34.0%

34.0%

State income taxes, net of

federal income tax benefit

0.0%

0.1%

Tax effect of expenses that are not

deductible for income tax purposes

(11.2)%

(.8)%

Return to Provision Items

0.0%

0.0%

Other

0.0%

0.0%

Change in Valuation Allowance

(45.2)%

(33.3)%

Effective tax rate

(0.0)%

(0.0)%

At  December 31,  the  significant  components  of  the  deferred  tax  assets  (liabilities)  are summarized below:

2015

2014

Deferred Tax Assets:

Net Operating Losses

$412,750

$874,716

Other

184,646

36,744

Total deferred tax assets

597,397

911,460

Deferred Tax Liabilities:

--

--

Total deferred tax liabilities

--

--

Valuation Allowance

(597,397)

(911,460)

Net deferred tax assets

$

--

$

--

As   of   December   31,   2015,   the   Company   had   federal   and   state   net   operating   loss

carryforwards  of approximately $1.8  million  and  $2.5  million, respectively,  which  expire at  various  dates  from  2023  through  2034.  These  net  operating  loss  carryforwards  may be used  to  offset  future  taxable  income  and  thereby  reduce  the  Company’s  U.S.  federal  and state income taxes.

In  accordance  with  ASC  740,  a  valuation  allowance  must  be  established  if  it  is  more likely  than  not  that  the  deferred  tax  assets  will  not  be  realized.  This  assessment  is  based upon  consideration  of  available  positive  and  negative  evidence,  which  includes,  among

other   things,   the   Company’s   most   recent   results   of   operations   and   expected   future

profitability.  Based  on  the  Company’s  cumulative  losses  in  recent  years,  a  full  valuation allowance  against  the  Company’s  deferred  tax  assets  as  of  December  31,  2015  and  2014 has  been  established  as  Management  believes  that  the  Company  will  not  realize  the benefit of those deferred tax assets.  Therefore, no tax provision has been recorded for the years ended December 31, 2015 and 2014.

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

Note 13 - Retirement Plan

ArcMail   has   a   defined   contribution   401(k)   plan,   which   covers   substantially   all

employees.   Under   the   terms   of   the   Plan,   Wala   is   currently   not   required   to   match

employee  contributions.   The  Company  did  not  make  any  employer  contributions  to  the

Plan in 2015.

Note 14 – Concentrations and Credit Risk

Sales and Accounts Receivable

No  customer  accounted  for  more  than  10%  of  sales  for  the  years  ended  December  31,

2015 and 2014, respectively.

Cash

Cash  is  maintained  at  a  major  financial  institution.  Accounts  held  at  U.S.  financial institutions  are  insured  by the  FDIC  up  to  $250,000.  Cash  balances  could  exceed  insured amounts  at  any  given  time,  however,  the  Company  has  not  experienced  any  such  losses.

The  Company  did  not  have  any  interest-bearing  accounts  at  December  31,  2015  and

2014, respectively.

Note 15 - Fair Value Measurement

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

As  of  December  31,  2015  and  2014,  the  Company  did  not  have  any  items  that  would  be classified as level 1 or 2 disclosures.

The  Company  recognizes  its  derivative  liabilities  as  level  3  and  values  its  derivatives using  the  methods  discussed  in  Note  8.  While  the  Company  believes  that  its  valuation methods  are  appropriate  and  consistent  with  other  market  participants,  it  recognizes  that the  use  of  different  methodologies  or  assumptions  to  determine  the  fair  value  of  certain financial  instruments  could  result  in  a  different  estimate  of  fair  value  at  the  reporting date.  The  primary  assumptions  that  would  significantly  affect  the  fair  values  using  the methods  discussed  in  Note  8  are  that  of  volatility  and  market  price  of  the  underlying common stock of the Company.

As   of   December   31,   2015   and   2014,   the   Company   did   not   have   any   derivative

instruments that were designated as hedges.

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

Note 16 - Related Party Transactions

Note Payable – Related Party

ArcMail issued  a promissory note to the president  of ArcMail  on June  30,  2015 for funds advanced.  The  note  is  payable  in  annual  installments  of  $155,566  through  December

2019.   The  notes  include  interest  at  6%  and  are  subordinated  to  the  notes  payable  (see

Note 10).

Principal amounts due on notes payable for the years ended December 31, are as follows:

2016

$

155,566

2017

155,566

2018

155,566

2019

155,567

$

626,265

Note 17 – Commitments and Contingencies

Lease Commitment

The  Company  is  obligated  under  two  operating  leases  for  its  premises  that  expire  at various times through October 31, 2018.

Total  future  minimum  annual  lease  payments  under  the  leases  for  the  years  ending

December 31 are as follows:

2016

$  61,286

2017

46,581

2018

36,533

$144,400

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