Form 10-Q
period 2016-03-31
iGambit, Inc.
filed 2016-05-23
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2016

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

15(d)  of  the  Securities  Exchange  Act  of  1934  during  the  preceding  12 months  (or  for  such  shorter  period that the registrant  was  required to file such reports), and (2) has  been subject to such filing requirements for

the past 90 days. Yes     No 

Indicate by check  mark whether the registrant has  submitted electronically and posted  on its corporate Web site,  if  any,  every  Interactive  Data  File  required  to  be  submitted  and  posted  pursuant  to  Rule 405  of

Regulation S-T  (§232.405  of  this  chapter)  during  the  preceding  12 months  (or  for  such  shorter  period  that

the registrant was required to submit and post such files). Yes      No 

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

company 

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act). Yes      No 

The Registrant had 39,683,990 shares of its common stock outstanding as of May 23, 2016.

iGambit Inc.

Form 10-Q

Page

No.

Part I — Financial Information

Item 1.

Financial Statements:

Condensed Consolidated Balance Sheets

3

Condensed Consolidated Statements of Income

4

Condensed Consolidated Statements of Cash Flows

5

Notes to Condensed Consolidated Financial Statements

6

Item 2.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

21

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

30

Item 4.

Controls and Procedures

30

Part II — Other Information

Item 1.

Legal Proceedings

31

Item 1A.

Risk Factors

31

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

31

Item 3.

Defaults upon Senior Securities

31

Item 4.

Removed and Reserved

31

Item 5.

Other Information

31

Item 6.

Exhibits

31

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

IGAMBIT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH 31,

2016

DECEMBER 31,

(Unaudited)

2015

ASSETS

Current assets

Cash

$

24,375

$

131,987

Accounts receivable, net

329,682

230,182

Inventories

21,160

21,160

Employee advances

1,600

--

Prepaid expenses

194,180

244,592

Assets from discontinued operations, net

154,075

262,765

Total current assets

725,072

890,686

Property and equipment, net

34,143

40,433

Other assets

Goodwill

6,705,157

6,705,157

Deposits

1,720

1,720

Total other assets

6,706,877

6,706,877

$

7,466,092

$

7,637,996

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable and accrued expenses

$

634,161

$

636,633

Accrued interest on notes payable

345,690

291,107

Accrued interest on notes payable - related party

20,565

11,171

Amounts due to related parties

82,648

74,871

Deferred revenue, current portion

736,604

811,227

Notes payable, current portion

784,849

779,750

Note payable - related party, current portion

156,566

156,566

Notes payable - other

164,781

--

Liabilities from discontinued operations

23,769

127,353

Total current liabilities

2,949,633

2,888,678

Long-term liabilities

Deferred revenue, net of current portion

385,063

379,052

Notes payable

2,339,251

2,339,251

Note payable - related party

469,699

469,699

Total long-term liabilities

3,194,013

3,188,002

Total liabilities

6,143,646

6,076,680

Stockholders' equity

Preferred stock, $.001 par value; authorized - 100,000,000 shares;

issued and outstanding - 0 shares in 2016 and 2015, respectively

--

--

Common stock, $.001 par value; authorized - 200,000,000 shares;

issued and outstanding - 39,683,990 shares in 2016 and

2015, respectively

39,684

39,684

Additional paid-in capital

4,320,022

4,320,022

Accumulated deficit

(3,037,260)

(2,798,390)

Total stockholders' equity

1,322,446

1,561,316

$

7,466,092

$

7,637,996

See accompanying notes to the condensed consolidated financial statements.

IGAMBIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

2016

2015

Sales:

Hardware and software

$

72,806

$

300,347

Support and maintenance

330,944

--

Total sales

403,750

300,347

Cost of sales

3,191

135,622

Gross profit

400,559

164,725

Operating expenses

General and administrative expenses

558,653

307,919

Loss from operations

(158,094)

(143,194)

Other income (expenses)

Interest expense

(84,334)

(1,703)

Loss from continuing operations

(242,428)

(144,897)

Income from discontinued operations

3,558

--

Net loss

$      (238,870)

$      (144,897)

Basic and fully diluted earnings (loss) per common share:

Continuing operations

$

(.01)

$

(.01)

Discontinued operations

$

.00

$

.00

Net earnings per common share

$

(.01)

$

(.01)

Weighted average common shares outstanding - basic

39,683,990

26,583,900

See accompanying notes to the condensed consolidated financial statements.

IGAMBIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

2016

2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss

$

(238,870)

$

(144,897)

Adjustments to reconcile net loss to net

cash used in operating activities

Income from discontinued operations

(3,558)

--

Depreciation

6,290

1,306

Stock-based compensation expense

--

11,998

Increase (Decrease) in cash flows as a result of

changes in asset and liability account balances:

Accounts receivable

(99,500)

(29,858)

Employee advances

(1,600)

--

Prepaid expenses

50,412

25,675

Accounts payable and accrued expenses

(2,472)

15,920

Accrued interest on notes payable

63,977

--

Deferred revenue

(68,612)

--

Net cash used in continuing operating activities

(293,933)

(119,856)

Net cash provided by discontinued operating activities

8,664

--

NET CASH USED IN OPERATING ACTIVITIES

(285,269)

(119,856)

NET CASH USED IN INVESTING ACTIVITIES:

Purchases of property and equipment

--

(5,026)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from stockholders' loans

--

30,180

Proceeds from notes payable

169,880

--

Increase in amounts due to related parties

7,777

--

NET CASH PROVIDED BY FINANCING ACTIVITIES

177,657

30,180

NET DECREASE IN CASH

(107,612)

(94,702)

CASH - BEGINNING OF PERIOD

131,987

133,436

CASH - END OF PERIOD

$

24,375

$

38,734

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest

$

2,927

$

1,703

See accompanying notes to the condensed consolidated financial statements.

IGAMBIT INC.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2016 and 2015

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

Interim Financial Statements

The  following (a) condensed  consolidated  balance  sheet  as  of December 31, 2015,  which has  been  derived  from  audited  financial  statements,  and  (b)  the  unaudited  condensed

consolidated   interim   financial   statements   of   the   Company   have   been   prepared   in

accordance   with   the   instructions   to   Form   10-Q   and   Rule   8-03   of   Regulation   S-X.

Accordingly,  they  do  not  include  all  of  the  information  and  footnotes  required  by  GAAP

for   complete   financial   statements.   In   the   opinion   of   management,   all   adjustments

(consisting  of  normal  recurring  accruals)  considered  necessary  for  a  fair  presentation have been  included.  Operating results  for the three  months ended  March  31, 2016 are not necessarily  indicative  of  results  that  may  be  expected  for  the  year  ending  December  31,

2016.  These  condensed  consolidated  financial  statements  should  be  read  in  conjunction with  the  audited  consolidated  financial  statements  and  notes  thereto  for  the  year  ended

December  31,  2015  included  in  the  Company’s  Annual  Report  on  Form  10-K,  filed  with the Securities and Exchange Commission (“SEC”) on April 14, 2016.

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

276

Fixed assets

41,235

Total identifiable assets

6278,077

Accounts payable and accrued expenses

(442,300)

Accrued interest

(254,718)

Deferred revenue

(1,254,865)

Note payable

(3,881,351)

Total liabilities assumed

(5,833,234)

Excess of liabilities assumed over identifiable assets

5,555,157

Total goodwill

$     6,705,157

The results of operations of ArcMail have been included in the consolidated statements of operations  for  the  three  months  ended  March  31,  2016.  The  following  table  presents  pro forma  results  of  operations  of  the  Company  and  ArcMail  as  if  the  companies  had  been

combined   as   of   January   1,   2014.   The   pro   forma   condensed   combined   financial

information is presented for informational purposes only. The unaudited pro forma results of  operations  are  not  necessarily  indicative  of  results  that  would  have  occurred  had  the acquisition  taken  place  at  the  beginning  of  the  earliest  period  presented,  or  of  future results.

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

The  assets  and  liabilities  of  the  discontinued  operations  are  presented  in  the  consolidated balance  sheets  under  the  captions  “Assets  from  discontinued  operations”  and  “Liabilities

from  discontinued  operations”,  respectively.   The  underlying  assets  and  liabilities  of  the

discontinued  operations  as  of  March  31,  2016  and  December  31,  2015  are  presented  as follows:

2016

2015

Assets:

Cash

$

56

$

13,893

Accounts receivable, net

152,519

247,372

Prepaid expenses

1,500

1,500

Total assets

$

154,075

$

262,765

Liabilities:

Accounts payable and accrued expenses

19,333

117,417

Note payable - related party

4,436

9,936

$

23,769

$

127,353

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

Advertising Costs

The  Company  expenses  advertising  costs  as  incurred.    Advertising  costs  for  the  three

months ended March 31, 2016 and 2015 were $27,323 and $1,325, respectively.

Cash and Cash Equivalents

For  purposes  of  reporting  cash  flows,  cash  and  cash  equivalents  include  checking  and money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

Accounts Receivable

The   Company   analyzes   the   collectability   of   accounts   receivable   from   continuing

operations   each   accounting   period   and   adjusts   its   allowance   for   doubtful   accounts

accordingly.   A  considerable  amount  of  judgment  is  required  in  assessing  the  realization of  accounts  receivables,  including  the  creditworthiness  of  each  customer,  current  and

historical  collection  history  and  the  related  aging  of  past  due  balances.   The  Company

evaluates  specific  accounts  when  it  becomes  aware  of  information  indicating  that  a customer  may  not  be  able  to  meet  its  financial  obligations  due  to  deterioration  of  its financial  condition,  lower  credit  ratings,  bankruptcy  or  other  factors  affecting  the  ability

to  render  payment.   Allowance  for  doubtful  accounts  was  $8,345  at  March  31,  2016  and

December  31,  2015,  respectively.   There  was  no  bad  debt  expense  charged  to  operations for the three months ended March 31, 2016 and 2015, respectively.

Inventories

Inventories consisting of  finished products  are stated at the lower of cost or market.   Cost

is determined on an average cost basis.

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

ArcMail.   In  accordance  with  ASC  Topic  No.  350  “Intangibles  –  Goodwill  and  Other”),

the  goodwill  is  not  being  amortized,  but  instead  will  be  subject  to  an  annual  assessment of  impairment  by  applying  a  fair-value  based  test,  and  will  be  reviewed  more  frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged  to  expense  in  the  period  identified.  If  indicators  of  impairment  are  present  and future cash flows  are not  expected to be  sufficient  to recover the asset’s carrying amount,

an  impairment  loss  is  charged  to  expense  in  the  period  identified.  A  lack  of  projected

future  operating   results   from   ArcMail’s   operations   may  cause   impairment.     As   the

acquisition  of  ArcMail  occurred  on  November  4,  2015,  it  is  too  early for  management  to

evaluate  whether  goodwill  has  been  impaired.   No  impairment  was  recorded  during  the

three months ended March 31, 2016.

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

(receivable)  are  received  in  exchange  for  goods  or  services  or  when  assets  received  in

such   exchange   are   readily   convertible   to   cash   or   claim   to   cash   or   when   such

goods/services  are  transferred.  When  such  income  item  is  earned,  the  related  revenue item  is  recognized,  and  the  deferred  revenue  is  reduced.  To  the  extent  revenues  are

generated   from   the   Company’s   support   and   maintenance   services,   the   Company

recognizes  such  revenues  when  services  are  completed  and  billed.  The  Company  has received  deposits  from its  various  customers  that  have  been  recorded  as  deferred revenue in  the  amount  of  $1,121,667  and  $1,190,279  as  of  March  31,  2016  and  December  31,

2015, respectively.

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

Note 4 – Property and Equipment

Property and equipment are carried at cost and consist of the following at March 31, 2016 and December 31, 2015:

2016

2015

Office equipment and fixtures

$

139,006

$

139,006

Computer hardware

90,943

90,943

Computer software

77,700

77,700

Development equipment

35,318

35,318

342,967

342,967

Less: Accumulated depreciation

308,824

302,534

$

34,143

$

40,433

Depreciation  expense  of  $6,290  and  $1,306  was  charged  to  operations  for  the  three months ended March 31, 2016 and 2015, respectively.

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

Three Months Ended

March 31,

2016

2015

Stock options

1,718,900

1,718,900

Stock warrants

275,000

275,000

Total shares excluded from calculation

1,993,900

1,993,900

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

2016,  there  was  no  unrecognized  compensation  cost  related  to  non-vested  share-based compensation arrangements granted under the 2006 plan.

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

Stock option activity during the three months ended March 31, 2016 and 2015 follows:

Weighted

Average

Weighted

Remaining

Weighted

Average

Average

Contractual

Options

Grant-Date

Life

Outstanding

Exercise Price

Fair Value

(Years)

Options outstanding at

December 31, 2014

1,518,900

$

0.03

$

0.10

4.76

Options granted

200,000

0.01

0.40

4.98

Options outstanding at

March 31, 2015

1,718,900

$

0.03

0.13

4.57

Options outstanding at

December 31, 2015

1,718,900

$

0.03

0.13

3.82

No option activity

--

--

--

Options outstanding at

March 31, 2016

1,718,900

$

0.03

$

0.13

3.57

Options outstanding at March 31, 2016 consist of:

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

Warrant activity during the three months ended March 31, 2016 and 2015 follows:

Weighted

(1)Weighted

Weighted

Average Grant-

Average

Date

Remaining

Warrants

Average

Contractual

Outstanding

Exercise Price

Fair Value

Life (Years)

Warrants outstanding

at December 31, 2014

275,000

$

0.94

$

0.10

4.42

No warrant activity

--

--

--

Warrants outstanding

at March 31, 2015

275,000

$

0.94

$

0.10

4.17

Warrants outstanding

at December 31, 2015

275,000

$

0.94

$

0.10

3.42

No warrant activity

--

--

--

Warrants outstanding

at March 31, 2016

275,000

$

0.94

$

0.10

3.17

(1)  Exclusive of 25,000 warrants expiring 2 years after initial IPO.

Warrants outstanding at March 31, 2016 consist of:

Date

Number

Number

Exercise

Expiration

Issued

Outstanding

Exercisable

Price

Date

April 1, 2000

25,000

25,000

$3.00

2 years after IPO

June 1, 2009

100,000

100,000

$0.50

June 1, 2019

June 1, 2009

50,000

50,000

$0.65

June 1, 2019

June 1, 2009

50,000

50,000

$0.85

June 1, 2019

June 1, 2009

50,000

50,000

$1.15

June 1, 2019

Total

275,000

275,000

Note 7 – Deferred Revenue

Deferred  revenue  represents  sales  of  maintenance  contracts  that  extend  to  and  will  be

realized  in  future  periods.   Deferred  revenue  at  March  31,  2016  will  be  realized  in  the following years ended December 31,

2016

$     1,022,688

2017

33,405

2018

29,399

2019

29,400

2020

5,807

2021

968

$     1,121,667

Note 8 – Notes Payable

Notes  payable  at  March  31,  2016  consist  of  various  notes  payable  in  annual  installments

totaling  $779,750  through  September  2019.    The  notes  include  interest  at  7%  and  are

secured by the assets of ArcMail.

Principal amounts due on notes payable for the years ended December 31, are as follows:

2016

$

784,849

2017

779,750

2018

779,750

2019

779,751

$     3,124,100

During the three  months  ended  March 31, 2016,  Arcmail entered into merchant financing agreements  with  two  lenders  for  proceeds  totaling  $210,000  payable  in  daily  amounts based  on  various  percentages  of  future  collections  of  accounts  receivable,  which  were

assigned   to   the   lenders.     The   obligations   will   be   satisfied   upon   total   payments   of

$287,400 and will mature in January 2017.   The  outstanding  balance  of  notes  payable  -  other  was  $164,781  at  March  31,

2016.

Note 9 – Stock Transactions

Common Stock Issued

In  connection  with  the  acquisition  of  ArcMail  the  Company  issued  11,500,000  common shares  valued  at  $.10  per  share  to  the  president  and  CEO  of  Wala,  Inc.  on  November  4,

2015.

The  Company  issued  1,000,000  and  600,000  common  shares  for  services,  valued  at  $.20 per share on August 3, 2015 and May 18, 2015, respectively.

Note 10 - Income Taxes

Quarter Ended March 31,

2016

2015

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

Note 11 - Retirement Plan

ArcMail   has   a   defined   contribution   401(k)   plan,   which   covers   substantially   all

employees.  Under  the  terms  of  the  Plan,  Arcmail  is  currently  not  required  to  match

employee  contributions.   The  Company  did  not  make  any  employer  contributions  to  the

Plan during the three months ended March 31, 2016.

Note 12 – Concentrations and Credit Risk

Sales and Accounts Receivable

No customer accounted for more than 10% of sales for the three months ended March 31,

2016 and 2015, respectively.

Cash

Cash  is  maintained  at  a  major  financial  institution.  Accounts  held  at  U.S.  financial institutions  are  insured  by the  FDIC  up  to  $250,000.  Cash  balances  could  exceed  insured amounts  at  any  given  time,  however,  the  Company  has  not  experienced  any  such  losses.

The   Company   did   not   have   any   interest-bearing   accounts   at   March   31,   2016   and

December 31, 2015, respectively.

Note 13 - Fair Value Measurement

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

Upon  adoption  of  ASC  825-10,  there  was  no  cumulative  effect  adjustment  to  beginning accumulated deficit and no impact on the consolidated financial statements.

As  of March  31,  2016  and  December 31, 2015, the  Company did  not  have  any items  that would be classified as level 1, 2 or 3 disclosures.

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

Note 14 - Related Party Transactions

Note Payable – Related Party

ArcMail issued  a promissory note to the president  of ArcMail  on June  30,  2015 for funds advanced.  The  note  is  payable  in  annual  installments  of  $155,566  through  December

2019.   The  notes  include  interest  at  6%  and  are  subordinated  to  the  notes  payable  (see

Note 8).

Principal amounts due on notes payable for the years ended December 31, are as follows:

2016

$

155,566

2017

155,566

2018

155,566

2019

155,567

$

626,265

Note 15 – Commitments and Contingencies

Lease Commitment

The  Company  is  obligated  under  two  operating  leases  for  its  premises  that  expire  at various times through October 31, 2018.

Total  future  minimum  annual  lease  payments  under  the  leases  for  the  years  ending

December 31 are as follows:

2016

$  47,851

2017

46,581

2018

36,533

$130,965

Rent  expense  of  $13,435  and  $17,273  was  charged  to  operations  for  the  three  months ended March 31, 2016 and 2015, respectively.

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

(receivable)  are  received  in  exchange  for  goods  or  services  or  when  assets  received  in

such   exchange   are   readily   convertible   to   cash   or   claim   to   cash   or   when   such

goods/services  are  transferred.  When  such  income  item  is  earned,  the  related  revenue item  is  recognized,  and  the  deferred  revenue  is  reduced.  To  the  extent  revenues  are generated  from  our  support  and  maintenance  services,  we  recognize  such  revenues  when services  are  completed  and  billed.  We  received  deposits  from  its  various  customers  that have  been  recorded  as  deferred  revenue  in  the  amount  of  $1,121,667  and  $1,190,279  as of March 31, 2016 and December 31, 2015, respectively.

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

Allowance  for doubtful  accounts  was  $8,345  at  March  31,  2016 and  December  31,  2015,

respectively.   There  was  no  bad  debt  expense  charged  to  operations  for  the  three  months ended March 31, 2016 and 2015, respectively.

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

follows:

Office equipment and fixtures

5 - 7 years

Computer hardware

5 years

Computer software

3 years

Development equipment

5 years

Depreciation  expense  of  $6,290  and  $1,306  was  charged  to  operations  for  the three months ended March 31, 2016 and 2015, respectively.

Goodwill

Goodwill  represents  the  excess  of  liabilities  assumed  over  assets  acquired  of

ArcMail  and  the  fair  market  value  of  the  common  shares  issued  by  the  Company  for  the

acquisition  of  ArcMail.   In  accordance  with  ASC  Topic No.  350  “Intangibles  –  Goodwill and Other”),  the  goodwill  is  not  being amortized,  but  instead  will  be  subject  to an  annual assessment  of  impairment  by applying  a  fair-value  based  test,  and  will  be  reviewed  more

frequently   if   current   events   and   circumstances   indicate   a   possible   impairment.   An

impairment loss is charged to expense in the period identified. If indicators of impairment are  present  and  future  cash  flows  are  not  expected  to  be  sufficient  to  recover  the  asset’s carrying  amount,  an  impairment  loss  is  charged  to  expense  in  the  period  identified.  A

lack   of   projected   future   operating   results   from   ArcMail’s   operations   may   cause

impairment.   As the acquisition of ArcMail  occurred on November 4, 2015, it is too early

for  management  to  evaluate  whether  goodwill  has  been  impaired.   No  impairment  was

recorded during the three months ended March 31, 2016.

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

Stock option activity during the three months ended March 31, 2016 and 2015 follows:

Weighted

Average

Weighted

Remaining

Weighted

Average

Average

Contractual

Options

Grant-Date

Life

Outstanding

Exercise Price

Fair Value

(Years)

Options outstanding at

December 31, 2014

1,518,900

$

0.03

$

0.10

4.76

Options granted

200,000

0.01

0.40

4.98

Options outstanding at

March 31, 2015

1,718,900

$

0.03

0.13

4.57

Options outstanding at

December 31, 2015

1,718,900

$

0.03

0.13

3.82

No option activity

--

--

--

Options outstanding at

March 31, 2016

1,718,900

$

0.03

$

0.13

3.57

Options outstanding at March 31, 2016 consist of:

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

Warrant activity during the three months ended March 31, 2016 and 2015 follows:

Weighted

(1)Weighted

Weighted

Average Grant-

Average

Date

Remaining

Warrants

Average

Contractual

Outstanding

Exercise Price

Fair Value

Life (Years)

Warrants outstanding

at December 31, 2014

275,000

$

0.94

$

0.10

4.42

No warrant activity

--

--

--

Warrants outstanding

at March 31, 2015

275,000

$

0.94

$

0.10

4.17

Warrants outstanding

at December 31, 2015

275,000

$

0.94

$

0.10

3.42

No warrant activity

--

--

--

Warrants outstanding

at March 31, 2016

275,000

$

0.94

$

0.10

3.17

(2)  Exclusive of 25,000 warrants expiring 2 years after initial IPO.

Warrants outstanding at March 31, 2016 consist of:

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

Assets.  At  March  31,  2016,  we  had  $7,466,092  in  total  assets,  compared  to

$7,637,996  at  December  31,  2015.  The  decrease  in  total  assets  was  primarily  due  to  the decrease  in  cash,  the  decrease  in  prepaid  expenses,  and  the  decrease  in  assets  from discontinued operations.

Liabilities.  At  March  31,  2016,  our  total  liabilities  were  $6,143,646  compared  to

$6,076,680  at  December  31,  2015.  Our  current  liabilities  at  March  31,  2016  consisted  of accounts payable and  accrued  expenses of $634,161, accrued  interest  on notes payable of

$366,255,    amounts  due  to  related  parties  of  $82,648,  notes  payable  of  $1,106,196,

liabilities  from  discontinued  operations  of  $23,769  and  deferred  revenue  current  portion

of  $736,604,  whereas  our  current     liabilities  as  of  December 31,  2015  consisted  of

accounts payable and  accrued  expenses of $636,633, accrued  interest  on notes payable of

$302,278,  notes  payable  of  $936,566,  amounts  due  to   a  related  parties  of  $74,871,

liabilities  from discontinued  operations  of $127,353 and  deferred  revenue  current  portion of  $811,227.  Our  long  term  liabilities  at  March  31,  2016  consisted  of  Notes  payable  of

$2,808,950  and  deferred  revenue  non-current  portion  of  $385,063,  whereas  our  total

liabilities   as   of   December 31,   2015   consisted   of   Notes   payable   of   $2,808,950   and

deferred revenue non-current portion of $379,052.

Stockholders’ Equity.  Our stockholders’ equity decreased to $1,322,446 at  March

31,  2016  from  $1,561,316  at  December  31,  2015.   This  decrease  was  primarily due  to  an

increase  in  accumulated  deficit  from  $(2,798,390)  at  December  31,  2015  to  $(3,037,260)

at  March  31,  2016,  resulting  from  a  net  loss  of  $(238,870)  for  the  three  months  ended

March 31, 2016.

THREE   MONTHS   ENDED   MARCH   31,   2016   AS   COMPARED   TO   THREE

MONTHS ENDED MARCH 31, 2015

Revenues  and  Cost  of  Sales.  We  had  $403,750  of  revenue  during  the  three

months  ended  March  31,  2016  compared  to  revenue  from  our  Gotham  subsidiary    of

$300,347  during  the  three  months  ended  March  31,  2015.  The  increase  in  revenue  was due  primarily  to  an  increase  in  revenue  generated  by  our  ArcMail  subsidiary  acquired  in

November  2015.  In  addition  to  ArcMail’s  operations,  we  had  income  from  discontinued

operations  of  $3,558  and  $0  for  the  three  months  ended  March  31,  2016  and  March  31,

2015, respectively.

General  and  Administrative  Expenses.  General  and  Administrative  Expenses

increased  to  $558,653  for  the  three  months  ended  March  31,  2016  from  $307,919  for  the three  months  ended  March  31,  2015.  For  the  three  months  ended  March  31,  2016  our

General  and  Administrative  Expenses  consisted  of  corporate  administrative  expenses  of

$67,686,  legal  and  accounting  fees  of  $39,618,  health  insurance  expenses  of  $14,720,

directors  and  officers  insurance  expenses  of  $11,136,  payroll  expenses  of  $341,478,

consulting  expenses  of  $17,500,  marketing  expense  of  $43,990,  computer  and  internet

expense  of  $15,025  and  exchange  filing  fees  of  $7,500.    For  the  three  months  ended

March   31,   2015   our   General   and   Administrative   Expenses   consisted   of   corporate

administrative   expenses   of   $85,794,   legal   and   accounting   fees   of   $40,080,   health

insurance  expenses  of  $7,688,  directors  and  officers  insurance  expenses  of  $10,600,

payroll expenses of $141,041, consulting expenses of $14,498 and exchange filing fees of

$8,218.  The  increases  from  the  three  months  ended  March  31,  2015  to  the  three  months ended  March  31,  2016  relate  primarily  to:  (i) an  increase  in  payroll  expenses;  (ii) an increase  in  consulting  expenses;  (iii)  an  increase  in  exchange  filing  fees;  and  (iv)  an increase  in  general  and  administrative  costs  associated  with  the  operation  of our  ArcMail subsidiary.  Costs  associated  with  our  officers’  salaries  and  the  operation  of  our  ArcMail subsidiary  should  remain  level  going  forward,  subject  to  a  material  expansion  in  the business  operations  of  ArcMail  which  would  likely increase  our  corporate  administrative expenses.

Other  Income  (Expense).  There  was  interest  expense  of  $84,334  and  $1,703  for the three months ended March 31, 2016 and March 31, 2015, respectively.

LIQUIDITY AND CAPITAL RESOURCES

General

As  reflected  in  the  accompanying  consolidated  financial  statements,  at  March  31,

2016,  we  had  $24,375  of  cash  and  stockholders’  equity  of  $1,322,446  as  compared  to

$131,987  and  $1,561,316  at  December  31,  2015.  At  March  31,  2016  we  had  $7,466,092

in total assets, compared to $7,637,996 at December 31, 2015.

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

Cash Flow Activity

Net  cash  used  in  operating  activities  was  $285,269  for  the  three  months  ended

March  31,  2016,  compared  to  $119,856  for  the  three  months  ended  March  31,  2015.  Our primary  source  of  operating  cash  flows  from  continuing  operating  activities  for  the  three

months  ended  March  31,  2016 was  from  our ArcMail   subsidiary’s  revenues  of $403,750

and  from  our  Gotham  subsidiary’s  revenues  $300,347  for  the  three  months  ended  March

31,   2015.     Additional   contributing  factors   to   the  change   were   from   an   increase  in

accounts  receivable  of  $99,500,  an  increase  in  employee  advances  of  $1,600,  a  decrease in  prepaid  expenses  of  $50,412,  a  decrease  in  accounts  payable  and  accrued  expenses  of

$2,472,  an  increase  in  accrued  interest  of  $63,977,  and  a  decrease  in  deferred  revenue  of

$68,612.   Net  cash provided by discontinued operating activities was $8,664 for the three months  ended  March  31,  2016  and  s  $0  for  the  three  months  ended  March  31,  2015.  The

$8,644  cash  provided  by  discontinued  operations  for  the  three  months  ended  March  31,

2016,  represents  cash  payments  received  from  VHT  which  was  offset  by  a  decrease  in accounts receivable included in the Assets from Discontinued Operations.

Cash  used  in  investing  activities  was  $0  or  the  three  months  ended  March  31,  2016 and  $5,026  for  the  three  months  ended  March  31,  2015.  For  the  three  months  ended

March  31,  2015  the  use  of  cash  from  investing  activities  was  from  the  purchase  of property and equipment of $5,026.

Cash  provided  by  financing  activities  was  $177,657  for  the  three  months  ended

March  31,  2016  compared  to  $30,180  for  the  three  months  ended  March  31,  2015.  The

cash   provided   by   financing   activities   for   the   three   months   ended   March   31,   2016

consisted  of  an  increase  in  notes  payable  of  $169,880  and  amounts  due  to  related  parties of  $7,777  whereas  the  cash  provided  by  financing  activities  for  the  three  months  ended

March 31, 2015 consisted of proceeds from loans from shareholders of $30,180.

Supplemental Cash Flow Activity

In  the  three  months  ended  March  31,  2016  the  company  paid  interest  of  $2,927 compared to interest of $1,703 in the three months ended March 31, 2015.

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

Item 103 of Regulation S-K as of the period ended March 31, 2016.

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

1934, as amended.)

32.2      Certification of the Interim Chief Financial Officer Pursuant to Section 906 of the Sarbanes-

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

23, 2016.

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