Form 10-Q
period 2016-06-30
iGambit, Inc.
filed 2016-08-22
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

  ☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2016.

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

Non-accelerated filer 

Smaller reporting

filer 

filer 

company ☑

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-

2 of the Exchange Act). Yes      No ☑

The  Registrant  had  39,683,990  shares  of  its  common  stock  outstanding  as  of  August  22,

2016.

iGambit Inc.

Form 10-Q

Part I — Financial Information

Item 1.

Financial Statements:

1

Consolidated Balance Sheets

1

Consolidated Statements of Income

3

Consolidated Statements of Cash Flows

5

Notes to Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

20

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

30

Item 4.

Controls and Procedures

30

Part II — Other Information

30

Item 1.

Legal Proceedings

30

Item 1A.

Risk Factors

30

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

30

Item 3.

Defaults upon Senior Securities

31

Item 4.

Removed and Reserved

31

Item 5.

Other Information

31

Item 6.

Exhibits

31

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

IGAMBIT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

JUNE 30,

DECEMBER

2016

31,

(Unaudited)

2015

ASSETS

Current assets

Cash

$

33,370

$

131,987

Accounts receivable, net

441,427

230,182

Inventories

1,160

21,160

Employee advances

800

--

Prepaid expenses

145,924

244,592

Assets from discontinued operations, net

120,434

262,765

Total current assets

743,115

890,686

Property and equipment, net

29,080

40,433

Other assets

Goodwill

6,705,157

6,705,157

Deposits

1,720

1,720

Total other assets

6,706,877

6,706,877

$

7,479,072

$

7,637,996

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable and accrued expenses

$

665,834

$

636,633

Accrued interest on notes payable

400,272

291,107

Accrued interest on notes payable - related party

29,958

11,171

Amounts due to related parties

91,173

74,871

Deferred revenue, current portion

734,634

811,227

Notes payable, current portion

825,374

779,750

Note payable - related party, current portion

156,566

156,566

Notes payable - other

67,206

--

Liabilities from discontinued operations

18,888

127,353

Total current liabilities

2,989,905

2,888,678

Long-term liabilities

Deferred revenue, net of current portion

453,823

379,052

Notes payable

2,339,251

2,339,251

Note payable - related party

469,699

469,699

Total long-term liabilities

3,262,773

3,188,002

Total liabilities

6,252,678

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

(3,133,312)

(2,798,390)

Total stockholders' equity

1,226,394

1,561,316

$

7,479,072

$

7,637,996

See accompanying notes to the condensed consolidated financial statements.

IGAMBIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

THREE MONTHS

SIX MONTHS

ENDED

ENDED

JUNE 30,

JUNE 30,

2016

2015

2016

2015

Sales:

Hardware and

software

$

169,488

$

--

$

242,294

$

--

Support and

maintenance

420,463

--

751,407

--

Total sales

589,951

--

993,701

--

Cost of sales

25,263

--

28,454

--

Gross profit

564,688

--

965,247

--

Operating expenses

General and

administrative expenses

581,122

86,796

1,139,775

227,007

Income (loss) from

operations

(16,434)

(86,796)

(174,528)

(227,007)

Other income (expenses)

Interest expense

(79,378)

(1,447

(163,712)

(1,501)

Total other income

(expenses)

(79,378)

(1,447)

(163,712)

(1,501)

Loss from continuing

operations

(95,812)

(88,243)

(338,240)

(228,508)

Income (loss) from

discontinued operations

(240)

36,597

3,318

31,965

Net loss

$

(96,052)

$

(51,646)

$

(334,922)

$

(196,543)

Basic and fully diluted

loss per common share:

Continuing operations

$

(.00)

$

(.00)

$

(.01)

$

(.01)

Discontinued

operations

$

.00

$

.00

$

.00

$

.00

Net loss per common

share

$

(.00)

$

(.00)

$

(.01)

$

(.01)

Weighted average

common shares

outstanding - basic

39,683,990

26,874,100

39,683,990

26,729,846

See accompanying notes to the condensed consolidated financial statements.

IGAMBIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,

(UNAUDITED)

2016

2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss

$    (334,922)

$    (196,543)

Adjustments to reconcile net loss to net

cash used in operating activities

Income from discontinued operations

(3,318)

(31,965)

Depreciation

12,623

331

Stock-based compensation expense

--

131,998

Increase (Decrease) in cash flows as a result of

changes in asset and liability account balances:

Accounts receivable

(211,245)

--

Inventories

20,000

--

Employee advances

(800)

--

Prepaid expenses

98,668

(63,889)

Accounts payable and accrued expenses

29,201

14,065

Accrued interest on notes payable

127,952

--

Deferred revenue

(1,822)

--

Net cash used in continuing operating activities

(263,663)

(146,003)

Net cash provided by discontinued operating activities

42,683

26,133

NET CASH USED IN OPERATING ACTIVITIES

(220,980)

(119,870)

NET CASH USED IN INVESTING ACTIVITIES:

Purchases of property and equipment

(1,269)

--

Net cash used in continuing investing activities

(1,269)

--

Net cash used in discontinued investing activities

--

(5,026)

NET CASH USED IN INVESTING ACTIVITIES

(1,269)

(5,026)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from stockholders' loans

--

15,500

Repayments of stockholders' loans

--

(6,500)

Proceeds from notes payable

112,830

--

Increase in amounts due to related parties

16,302

--

Net cash provided by continuing financing activities

129,132

9,000

Net cash used in discontinued financing activities

(5,500)

23,436

NET CASH PROVIDED BY FINANCING ACTIVITIES

123,632

32,436

NET DECREASE IN CASH

(98,617)

(92,460)

CASH - BEGINNING OF PERIOD

131,987

133,436

CASH - END OF PERIOD

$

33,370

$

40,976

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest

$

13,427

$

4,844

See accompanying notes to the condensed consolidated financial statements.

IGAMBIT INC.

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2016 and 2015

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

Form  10-Q  and  Rule  8-03  of  Regulation  S-X.  Accordingly,  they  do  not  include  all  of  the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2016 are not necessarily indicative of results that may be expected for the year ending December 31, 2016.

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

Inc.

The assets and liabilities of the discontinued operations are presented in the consolidated balance

sheets   under   the   captions   “Assets   from   discontinued   operations”   and   “Liabilities   from

discontinued  operations”,  respectively.   The  underlying  assets  and  liabilities  of  the  discontinued

operations as of June 30, 2016 and December 31, 2015 are presented as follows:

2016

2015

Assets:

Cash

$

--

$

13,893

Accounts receivable, net

118,934

247,372

Prepaid expenses

1,500

1,500

Total assets

$

120,434

$

262,765

Liabilities:

Accounts payable and accrued expenses

14,452

117,417

Note payable - related party

4,436

9,936

$

18,888

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

June 30, 2016 and 2015 were $130,249 and $2,037, respectively.

Cash and Cash Equivalents

For  purposes  of  reporting  cash  flows,  cash  and  cash  equivalents  include  checking  and  money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

Accounts Receivable

The Company analyzes the collectability of accounts receivable  from continuing operations  each

accounting  period  and  adjusts  its  allowance  for  doubtful  accounts  accordingly.   A  considerable

amount of judgment is required in assessing the realization of accounts receivables, including the creditworthiness  of  each  customer,  current  and  historical  collection  history  and  the  related  aging

of  past  due  balances.   The  Company  evaluates  specific  accounts  when  it  becomes  aware  of information  indicating  that  a  customer  may  not  be  able  to  meet  its  financial  obligations  due  to deterioration  of  its  financial  condition,  lower credit  ratings,  bankruptcy or  other  factors  affecting the ability to render payment.  Allowance for doubtful accounts was $8,345 at  June 30, 2016 and

December  31,  2015,  respectively.   There  was  no  bad  debt  expense  charged  to  operations  for  the six months ended June 30, 2016 and 2015, respectively.

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

If  indicators  of  impairment  are  present  and  future  cash  flows  are  not  expected  to  be  sufficient  to recover  the  asset’s  carrying  amount,  an  impairment  loss  is  charged  to  expense  in  the  period identified.  A  lack  of  projected  future  operating  results  from  ArcMail’s  operations  may  cause

impairment.   As  the  acquisition  of  ArcMail  occurred  on  November  4,  2015,  it  is  too  early  for management to evaluate whether goodwill has been impaired.  No impairment was recorded during the six months ended June 30, 2016.

Long-Lived Assets

The Company assesses the valuation of components of its property and equipment and other long-

lived  assets  whenever  events  or  circumstances  dictate  that  the  carrying  value  might  not  be recoverable. The  Company bases  its  evaluation  on  indicators  such  as  the  nature  of the  assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such factors indicate that the carrying amount  of  an  asset  or  asset  group  may  not  be  recoverable,  the  Company  determines  whether  an impairment has occurred by analyzing an estimate of undiscounted future cash flows at the lowest level for which identifiable cash flows exist. If the estimate of undiscounted cash flows during the estimated  useful  life  of  the  asset  is  less  than  the  carrying  value  of  the  asset,  the  Company recognizes  a  loss  for  the  difference  between  the  carrying  value  of  the  asset  and  its  estimated  fair value, generally measured by the present value of the estimated cash flows.

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

$1,188,457 and $1,190,279 as of June 30, 2016 and December 31, 2015, respectively.

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

Note 4 – Property and Equipment

Property  and  equipment  are  carried  at  cost  and  consist  of  the  following  at  June  30,  2016  and

December 31, 2015:

2016

2015

Office equipment and fixtures

$

139,006

$

139,006

Computer hardware

92,212

90,943

Computer software

77,700

77,700

Development equipment

35,318

35,318

344,236

342,967

Less: Accumulated depreciation

315,156

302,534

$

29,080

$

40,433

Depreciation expense of $12,623 and $2,611 was  charged  to operations  for  the six  months ended

June 30, 2016 and 2015, respectively.

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

Three Months Ended

Six Months Ended

June 30,

June 30,

2016

2015

2016

2015

Stock options

1,422,000

1,718,900

1,422,000

1,718,900

Stock warrants

275,000

275,000

275,000

275,000

Total shares excluded from calculation

1,697,000

1,993,900

1,697,000

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

December 31, 2009, therefore as of June 30, 2016, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 plan.

The 2006 Plan provided for the granting of options to purchase up to 10,000,000 shares of common stock.  8,146,900 options were issued under the plan of which 7,157,038 have been exercised and

989,862  expired.  There  were  296,900  options  outstanding  under  the  2006  Plan  on  its  expiration date of December 31, 2009 that expired on May 1, 2016.

All  options  issued  subsequent  to  this  date  were  not  issued  pursuant  to  any  plan  and  vested  upon issuance.

Stock option activity during the six months ended June 30, 2016 and 2015 follows:

Weighted

Average

Weighted

Remaining

Weighted

Average

Average

Contractual

Options

Grant-Date

Life

Outstanding

Exercise Price

Fair Value

(Years)

Options outstanding at

December 31, 2014

1,518,900

$

0.03

$

0.10

4.76

Options granted

200,000

0.01

0.40

4.74

Options outstanding at

June 30, 2015

1,718,900

$

0.03

0.13

4.32

Options outstanding at

December 31, 2015

1,718,900

$

0.03

0.13

3.82

Options expired

(296,900)

0.01

--

Options outstanding at

June 30, 2016

1,422,000

$

0.03

$

0.13

6.10

Options outstanding at June 30, 2016 consist of:

Date

Number

Number

Exercise

Expiration

Issued

Outstanding

Exercisable

Price

Date

June 9, 2014

213,000

213,000

$0.03

June 9, 2024

June 9, 2014

159,000

159,000

$0.03

June 9, 2024

June 9, 2014

600,000

600,000

$0.03

June 9, 2024

June 6, 2014

250,000

250,000

$0.05

June 6, 2019

March 24, 2015

200,000

200,000

$0.01

March 24, 2020

Total

1,422,000

1,422,000

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

Warrant activity during the six months ended June 30, 2016 and 2015 follows:

Weighted

(1)Weighted

Weighted

Average Grant-

Average

Date

Remaining

Average

Warrants

Exercise Pric

Contractual

Outstanding

e

Fair Value

Life (Years)

Warrants outstanding

at December 31, 2014

275,000

$

0.94

$

0.10

4.42

No warrant activity

--

--

--

Warrants outstanding

at June 30, 2015

275,000

$

0.94

$

0.10

3.92

Warrants outstanding

at December 31, 2015

275,000

$

0.94

$

0.10

3.42

No warrant activity

--

--

--

Warrants outstanding

at June 30, 2016

275,000

$

0.94

$

0.10

2.92

Warrants outstanding at June 30, 2016 consist of:

Date

Number

Number

Exercise

Expiration

Issued

Outstanding

Exercisable

Price

Date

April 1, 2000

25,000

25,000

$3.00

2 years after IPO

June 1, 2009

100,000

100,000

$0.50

June 1, 2019

June 1, 2009

50,000

50,000

$0.65

June 1, 2019

June 1, 2009

50,000

50,000

$0.85

June 1, 2019

June 1, 2009

50,000

50,000

$1.15

June 1, 2019

Total

275,000

275,000

(1)  Exclusive of 25,000 warrants expiring 2 years after initial IPO.

Note 7 – Deferred Revenue

Deferred  revenue  represents  sales  of  maintenance  contracts  that  extend  to  and will  be  realized  in

future  periods.   Deferred  revenue  at  June  30,  2016  will  be  realized  in  the  following  years  ended

December 31,

2016

$

734,634

2017

357,882

2018

43,720

2019

43,720

2020

6,801

2021

1,700

$     1,188,457

Note 8 – Notes Payable

Notes  payable at  March  31,  2016  consist  of various  notes  payable in  annual  installments  totaling

$779,750 through September 2019.  The notes include interest at 7% and are secured by the assets of ArcMail.

Principal amounts due on notes payable for the years ended December 31, are as follows:

2016

$

825,374

2017

779,750

2018

779,750

2019

779,751

$     3,164,625

During the six months ended June 30, 2016, Arcmail entered into merchant financing agreements with  two  lenders  for  proceeds  totaling  $210,000  payable  in  daily  amounts  based  on  various percentages of future collections of accounts receivable, which were assigned to the lenders.  The obligations  will  be  satisfied  upon  total  payments  of  $287,400  and  will  mature  in  January  2017.

The outstanding balance of notes payable - other was $67,206 at June 30, 2016.

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

Quarter Ended June 30,

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

Company did not  make any employer contributions to the Plan during the six months ended June

30, 2016.

Note 12 – Concentrations and Credit Risk

Sales and Accounts Receivable

No  customer  accounted  for  more  than  10%  of  sales  for  the  six  months  ended  June  30,  2016  and

2015, respectively.

Cash

Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured  by  the  FDIC  up  to  $250,000.  Cash  balances  could  exceed  insured  amounts  at  any  given time, however, the Company has not experienced any such losses.  The Company did not have any interest-bearing accounts at June 30, 2016 and December 31, 2015, respectively.

Note 13 - Related Party Transactions

Note Payable – Related Party

ArcMail issued a promissory note to the president of ArcMail on June 30, 2015 for funds advanced.

The note is payable in annual installments of $155,566 through December 2019.  The notes include interest at 6% and are subordinated to the notes payable (see Note 8).

Principal amounts due on notes payable for the years ended December 31, are as follows:

2016

$

156,566

2017

156,566

2018

156,566

2019

156,567

$

626,265

Note 14 – Commitments and Contingencies

Lease Commitment

The Company is obligated under two operating leases for its premises that expire at various times through October 31, 2018.

Total  future  minimum annual  lease  payments  under  the  leases  for  the  years  ending December  31 are as follows:

2016

$  29,979

2017

46,581

2018

36,533

$113,093

Rent expense of $31,297 and $34,118 was charged to operations for the six months ended June 30,

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-

owned subsidiaries, Wala, Inc. and Gotham Innovation  Lab,  Inc.  All intercompany accounts and transactions have been eliminated.

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

To  the  extent  revenues  are  generated  from  our  support  and  maintenance  services,  we  recognize such  revenues  when  services  are  completed  and  billed.  We  received  deposits  from  our  various

customers   that   have   been   recorded   as   deferred   revenue   in   the   amount   of   $1,188,457   and

$1,190,279 as of June 30, 2016 and December 31, 2015, respectively.

Cash and Cash Equivalents

For  purposes  of  reporting  cash  flows,  cash  and  cash  equivalents  include  checking  and money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

Accounts Receivable

We  analyze  the  collectability  of  accounts  receivable  from  continuing  operations  each accounting  period  and  adjust  our  allowance  for  doubtful  accounts  accordingly.  A  considerable amount of judgment is required in assessing the realization of accounts receivables, including the credit worthiness of each customer, current and historical  collection history and the related aging of  past  due  balances.  We  evaluate  specific  accounts  when  we  become  aware  of  information indicating that a customer may not be able to meet its financial obligations due to deterioration of its  financial  condition,  lower  credit  ratings,  bankruptcy  or  other  factors  affecting  the  ability  to render payment. Allowance for doubtful accounts was $8,345 at June 30, 2016 and December 31,

2015, respectively.  There was no bad debt expense charged to operations for the six months ended

June 30, 2016 and 2015, respectively.

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

Office equipment and fixtures

5 - 7 years

Computer hardware

5 years

Computer software

3 years

Development equipment

5 years

Depreciation expense of $12,623 and $2,611 was charged to operations for the six months ended June 30, 2016 and 2015, respectively.

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

If  indicators  of  impairment  are  present  and  future  cash  flows  are  not  expected  to  be  sufficient  to recover  the  asset’s  carrying  amount,  an  impairment  loss  is  charged  to  expense  in  the  period identified.  A  lack  of  projected  future  operating  results  from  ArcMail’s  operations  may  cause

impairment.   As  the  acquisition  of  ArcMail  occurred  on  November  4,  2015,  it  is  too  early  for management to evaluate whether goodwill has been impaired.  No impairment was recorded during the six months ended June 30, 2016.

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

December 31, 2009, therefore as of June 30, 2016, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 plan.

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

Stock option activity during the six months ended June 30, 2016 and 2015 follows:

Weighted

Average

Weighted

Remaining

Weighted

Average

Average

Contractual

Options

Grant-Date

Life

Outstanding

Exercise Price

Fair Value

(Years)

Options outstanding at

December 31, 2014

1,518,900

$

0.03

$

0.10

4.76

Options granted

200,000

0.01

0.40

4.98

Options outstanding at

June 30, 2015

1,718,900

$

0.03

0.13

4.57

Options outstanding at

December 31, 2015

1,718,900

$

0.03

0.13

3.82

Options expired

(296,900)

0.01

--

Options outstanding at

June 30, 2016

1,718,900

$

0.03

$

0.13

6.10

Options outstanding at June 30, 2016 consist of:

Date

Number

Number

Exercise

Expiration

Issued

Outstanding

Exercisable

Price

Date

June 9, 2014

213,000

213,000

$0.03

June 9, 2024

June 9, 2014

159,000

159,000

$0.03

June 9, 2024

June 9, 2014

600,000

600,000

$0.03

June 9, 2024

June 6, 2014

250,000

250,000

$0.05

June 6, 2019

March 24, 2015

200,000

200,000

$0.01

March 24, 2020

Total

1,422,000

1,422,000

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

Warrant activity during the six months ended June 30, 2016 and 2015 follows:

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

at June 30, 2016

275,000

$

0.94

$

0.10

3.17

(1)  Exclusive of 25,000 warrants expiring 2 years after initial IPO.

Warrants outstanding at June 30, 2016 consist of:

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

Wala, Inc. doing business as ArcMail Technology (ArcMail) is in the business of providing simple,

secure and cost-effective enterprise information and email archiving solutions for businesses of all sizes  across  a  range  of vertical  markets.  We  are  focused  on  expanding the  operations  of ArcMail by marketing the company to existing and potential new clients.

Assets.  At  June  30,  2016,  we  had  $7,479,072  in  total  assets,  compared  to  $7,637,996  at

December  31,  2015.  The  decrease  in  total  assets  was  primarily  due  to  the  decrease  in  cash,  the decrease in prepaid expenses, and the decrease in assets from discontinued operations.

Liabilities. At June 30, 2016, our total liabilities were $6,252,678 compared to $6,076,680 at  December  31,  2015.  Our current  liabilities  at  June  30,  2016  consisted  of accounts  payable  and

accrued  expenses  of  $665,834,  accrued  interest  on  notes  payable  of  $430,230,   amounts  due  to

related parties of $91,173, notes payable of $1,049,146, liabilities from discontinued operations of

$18,888  and  deferred  revenue  current  portion  of  $734,634,  whereas  our  current   liabilities  as  of

December 31,  2015  consisted  of   accounts  payable  and  accrued  expenses  of  $636,633,  accrued interest  on  notes  payable  of  $302,278, notes  payable  of  $936,316,  amounts  due  to  related  parties of  $74,871,  liabilities  from  discontinued  operations  of  $127,353  and  deferred  revenue  current portion  of  $811,227.  Our  long  term  liabilities  at  June  30,  2016  consisted  of  Notes  payable  of

$2,808,950   and   deferred   revenue   non-current   portion   of   $453,823,   whereas   our   long   term

liabilities as of December 31, 2015 consisted of Notes payable of $2,808,950 and deferred revenue non-current portion of $379,052.

Stockholders’ Equity.  Our stockholders’ equity decreased to $1,226,394 at  June 30, 2016

from  $1,561,316  at  December  31,  2015.    This  decrease  was  primarily  due  to  an  increase  in

accumulated  deficit  from  $(2,798,390)  at  December  31,  2015  to  $(3,133,312)  at  June  30,  2016,

resulting from a net loss of $(334,922) for the six months ended June 30, 2016.

THREE  MONTHS  ENDED  JUNE  30,  2016  AS  COMPARED  TO  THREE  MONTHS

ENDED JUNE 30, 2015

Revenues  and  Net  Loss.   We  had  $589,951  of  revenue  and  a  net  loss  of  $96,052  during the three months ended June 30, 2016 from our ArcMail subsidiary.  The increase in revenue was due primarily to an increase in revenue generated by our ArcMail subsidiary acquired in November

2015.  In  addition  to  ArcMail’s  operations,  we  had  a  loss  from  discontinued  operations  of  $240 compared to income from discontinued operations of $36,587 for the three months ended June 30,

2016 and June 30, 2015, respectively.

General and Administrative Expenses. General and Administrative Expenses increased to

$581,122 for the three months ended June 30, 2016 from $86,796 for the three months ended June

30,  2015.  For  the  three  months  ended  June  30,  2016  our  General  and  Administrative  Expenses

consisted of corporate  administrative  expenses of $73,892, legal  and accounting fees of $21,637,

health insurance expenses of $23,249, payroll expenses of $323,450, finders fees and commissions of $8,750, marketing expense of $119,592, computer and internet expense of $9,474, and exchange

filing fees  of  $1,078.   For  the  three  months  ended  June  30, 2015  our  General  and  Administrative

Expenses consisted of corporate administrative expenses of $25,145, legal and accounting fees of

$24,569, finders fees and commissions of $17,500, and investor relations expenses of $9,649. The increases  from  the  three  months  ended  June  30,  2015  to  the  three  months  ended  June  30,  2016 relate primarily to: (i) an increase in payroll expenses; (ii) an increase in consulting expenses; (iii)

an  increase  in  exchange  filing  fees;  and  (iv)  an  increase  in  general  and  administrative  costs associated  with  the  operation  of  our  ArcMail  subsidiary  acquired  in  November  2015.  Costs associated  with  our  officers’  salaries  and  the  operation  of  our  ArcMail  subsidiary  should  remain level  going forward, subject to a  material expansion in the business operations of ArcMail  which would likely increase our corporate administrative expenses.

Other  Income  (Expense)  and  Taxes.  We  had  interest  expense  of  $79,378  for  the  three months ended June 30, 2016 compared to $1,447 for the three months ended June 30, 2015.

Six Months Ended June 30, 2016 as Compared to Six Months Ended June 30, 2015

Revenues and Net Loss.  We had $993,701 of revenue and net loss of $334,922 during the six  months  ended  June  30,  2016.  The  increase  in  revenue  was  due  primarily  to  an  increase  in

revenue   generated   by   our   ArcMail   subsidiary   acquired   in   November   2015.   In   addition   to

ArcMail’s operations, we had income from discontinued operations of $3,318 and $31,965 for the six months ended June 30, 2016 and June 30, 2015, respectively.

General and Administrative Expenses. General and Administrative Expenses increased to

$1,139,775 for the six months ended June 30, 2016 from $227,007 for the six months ended June

30,  2015.  For  the  six  months  ended  June  30,  2016  our  General  and  Administrative  Expenses

consisted of corporate administrative expenses of $142,073 legal and accounting fees of $61,255,

health insurance expenses of $37,969, directors and officers insurance expense of $10,640, payroll expenses of $664,928, finders fees and commissions of $26,250, marketing expense of $163,583,

computer and internet expense of $24,499 and exchange filing fees of $8,578.  For the six months

ended   June   30,   2015   our   General   and   Administrative   Expenses   consisted   of   corporate

administrative  expenses  of $51,508, legal  and  accounting fees of $64,649,  directors  and officers’

insurance  expense  of  $20,533,  consulting  fees  of  $14,498,  finders  fees  and  commissions  of

$17,500,  investor  relations  expenses  of  $9,649,  filing  fees  of  $10,105,  and  payroll  expenses  of

$38,565. The increases from the three months ended June 30, 2015 to the three months ended June

30,  2016  relate  primarily  to:  (i) an  increase  in  payroll  expenses;  (ii) an  increase  in  consulting

expenses;   (iii)   an   increase   in   exchange   filing   fees;   and   (iv)   an   increase   in   general   and

administrative costs associated with the operation of our ArcMail subsidiary acquired in November

2915.  Costs  associated  with  our  officers’  salaries  and  the  operation  of  our  ArcMail  subsidiary should  remain  level  going  forward,  subject  to  a  material  expansion  in  the  business  operations  of

ArcMail which would likely increase our corporate administrative expenses.

Other  Income  (Expense)  and  Taxes.  We  had  interest  expense  of  $163,712  for  the  six months ended June 30, 2016 compared to $1,501 for the six months ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As  reflected  in the  accompanying consolidated  financial  statements, at  June  30,  2016, we had  $33,370  of  cash  and  stockholders’  equity  of  $1,226,394  as  compared  to  $131,987  and

$1,561,316 at December 31, 2015. At June 30, 2016 we had $7,479,072 in total assets, compared to $7,637,996 at December 31, 2015.

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

Cash Flow Activity

Net  cash  used  in  continuing  operating  activities  was  $263,663  for  the  six  months  ended

June 30, 2016, compared to $146,003 for the six months ended June 30, 2015. Our primary source of  operating  cash  flows  from  continuing  operating  activities  for  the  six  months  ended  June  30,

2016 was from our ArcMail subsidiary’s revenues of $993,701.  Additional contributing factors to the change were from an increase in accounts receivable of $221,245, a decrease in inventories of

$20,000,  an  increase  in  employee  advances  of  $800,  a  decrease  in  prepaid  expenses  of  $98,668,

an  increase  in  accounts  payable and  accrued  expenses  of $29,201, an  increase  in  accrued  interest

of  $127,952,  and  a  decrease  in  deferred  revenue  of  $1,822.   Net  cash  provided  by  discontinued

operating activities was $42,683 for the six months ended June 30, 2016 and $0 for the six months ended June 30, 2015. The $42,683 and $26,133 cash provided by discontinued operations for the six  months  ended  June  30,  2016  and  June  30,  2015,  respectively,  represents  cash  payments received from VHT which was offset by a decrease in accounts receivable included in the Assets from Discontinued Operations.

Cash  used  in  continuing  investing  activities  was  $1,269  for  the  six  months  ended  June  30,

2016  and  Cash  used  in  discontinued  investing activities  of  $5,026  for  the  six  months  ended  June

30, 2015 was from the purchase of property and equipment

Cash provided by financing activities was $123,632 for the six months ended June 30, 2016 compared  to  $32,436  for  the  six  months  ended  June  30,  2015.  The  cash  provided  by  financing activities  for  the  six  months  ended  June  30,  2016  consisted  of  an  increase  in  notes  payable  of

$112,830  and  amounts  due  to  related  parties  of  $16,302  whereas  the  cash  provided  by  financing activities  for  the  three  months  ended  June  30,  2015  consisted  of  proceeds  from  loans  from shareholders of $32,436.

Supplemental Cash Flow Activity

In the six  months  ended June 30, 2016 the company paid interest  of $13,427 compared to interest of $4,844 in the six months ended June 30, 2015.

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

Officer concluded that our disclosure controls and procedures were effective as of June 30, 2016.

Change in Internal Controls

During the six months ended June 30, 2016, there were no changes  in our internal  control over  financial  reporting that  materially affected,  or  are  reasonably likely to  materially affect,  our internal control over financial reporting.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

From  time-to-time,  the  Company is  involved  in  various  civil  actions  as  part  of  its  normal  course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended June 30, 2016.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 22, 2016.

iGambit Inc.

/s/ Rory T. Welch

Rory T. Welch

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