Form 10-Q
period 2016-09-30
iGambit, Inc.
filed 2016-11-21
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2016

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

15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for

the past 90 days. Yes  ☒     No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of

Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that

the registrant was required to submit and post such files). Yes  ☒     No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-

accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”,

“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer      Accelerated filer

Non-accelerated filer 

Smaller reporting company







(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange

Act). Yes      No ☒

The Registrant had 39,683,990 shares of its common stock outstanding as of November 21, 2016.

iGambit Inc.

Form 10-Q

Part I — Financial Information

Item 1.

Financial Statements:

Consolidated Balance Sheets

1

Consolidated Statements of Income

3

Consolidated Statements of Cash Flows

4

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

Risk Factors

28

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

28

Item 3.

Defaults upon Senior Securities

28

Item 4.

Removed and Reserved

28

Item 5.

Other Information

28

Item 6.

Exhibits

28

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

IGAMBIT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

SEPTEMBER

30,

2016

DECEMBER 31,

(Unaudited)

2015

ASSETS

Current assets

Cash

$

21,829

$

131,987

Accounts receivable, net

545,873

230,182

Inventories

1,160

21,160

Prepaid expenses

141,995

244,592

Assets from discontinued operations, net

53,389

262,765

Total current assets

764,246

890,686

Property and equipment, net

24,432

40,433

Other assets

Goodwill

6,705,157

6,705,157

Deposits

1,720

1,720

Total other assets

6,706,877

6,706,877

$

7,495,555

$

7,637,996

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities

Accounts payable and accrued expenses

$

745,725

$

636,633

Accrued interest on notes payable

454,854

291,107

Accrued interest on notes payable - related party

39,353

11,171

Amounts due to related parties

82,923

74,871

Deferred revenue, current portion

385,396

811,227

Notes payable, current portion

786,624

779,750

Note payable - related party, current portion

156,566

156,566

Notes payable - other

79,459

--

Liabilities from discontinued operations

15,557

127,353

Total current liabilities

2,746,457

2,888,678

Long-term liabilities

Deferred revenue, net of current portion

497,088

379,052

Notes payable

2,339,251

2,339,251

Note payable - related party

469,699

469,699

Total long-term liabilities

3,306,038

3,188,002

Total liabilities

6,052,495

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

(2,916,646)

(2,798,390)

Total stockholders' equity

1,443,060

1,561,316

$

7,495,555

$

7,637,996

See accompanying notes to the condensed consolidated financial statements.

IGAMBIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

THREE MONTHS

NINE MONTHS

ENDED

ENDED

SEPTEMBER 30,

SEPTEMBER 30,

2016

2015

2016

2015

Sales:

Hardware and software

$

200,506

$

--

$

442,800

$

--

Support and maintenance

597,311

--

1,348,718

--

Total sales

797,817

--

1,791,518

--

Cost of sales

7,667

--

36,121

--

Gross profit

790,150

--

1,755,397

--

Operating expenses

General and administrative expenses

458,686

121,833

1,598,461

348,840

Income (loss) from operations

331,464

(121,833)

156,936

(348,840)

Other income (expenses)

Interest expense

(115,348)

(635)

(279,060)

(2,136)

Total other income (expenses)

(115,348)

(635)

(279,060)

(2,136)

Income (loss) from continuing operations

216,116

(122,468)

(122,124)

(350,976)

Income from discontinued operations

550

47,619

3,868

79,584

Net income (loss)

$

216,666

$

(74,849)

$

(118,256)

$

(271,392)

Basic and fully diluted loss per common

share:

Continuing operations

$

.01

$

(.00)

$

(.00)

$

(.01)

Discontinued operations

$

.00

$

.00

$

.00

$

.00

Net loss per common share

$

.01

$

(.00)

$

(.00)

$

(.01)

Weighted average common shares

outstanding - basic

39,683,990

27,825,294

39,683,990

27,099,008

See accompanying notes to the condensed consolidated financial statements.

IGAMBIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

2016

2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss

$

(118,256)

$

(271,392)

Adjustments to reconcile net loss to net

cash used in operating activities

Income from discontinued operations

(3,868)

(79,584)

Depreciation

17,196

496

Stock-based compensation expense

--

331,998

Increase (Decrease) in cash flows as a result of

changes in asset and liability account balances:

Accounts receivable

(315,691)

--

Inventories

20,000

--

Prepaid expenses

102,597

(187,434)

Accounts payable and accrued expenses

109,092

34,004

Accrued interest on notes payable

191,929

--

Deferred revenue

(307,795)

--

Net cash used in continuing operating activities

(304,796)

(171,912)

Net cash provided by discontinued operating activities

106,947

23,920

NET CASH USED IN OPERATING ACTIVITIES

(197,849)

(147,992)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchases of property and equipment

(1,194)

--

Net cash used in continuing investing activities

(1,194)

--

Net cash used in discontinued investing activities

--

(5,026)

NET CASH USED IN INVESTING ACTIVITIES

(1,194)

(5,026)

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from stockholders' loans

--

28,700

Repayments of stockholders' loans

--

(7,300)

Proceeds from notes payable

125,083

--

Repayments of notes payable

(38,750)

--

Increase in amounts due to related parties

8,052

--

Net cash provided by continuing financing activities

94,385

21,400

Net cash provided by (used in) discontinued financing activities

(5,500)

16,936

NET CASH PROVIDED BY FINANCING ACTIVITIES

88,885

38,336

NET DECREASE IN CASH

(110,158)

(114,682)

CASH - BEGINNING OF PERIOD

131,987

133,436

CASH - END OF PERIOD

$

21,829

$

18,754

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest

$

13,427

$

7,147

See accompanying notes to the condensed consolidated financial statements.

IGAMBIT INC.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2016 and 2015

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

(consisting of normal recurring accruals) considered necessary for a fair presentation have been  included.  Operating  results  for  the  nine  months  ended  September  30,  2016  are  not necessarily  indicative  of  results  that  may  be  expected  for  the  year  ending  December  31,

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

The  assets  and  liabilities  of  the  discontinued  operations  are  presented  in  the  consolidated balance  sheets  under  the  captions  “Assets  from  discontinued  operations”  and  “Liabilities

from  discontinued  operations”,  respectively.   The  underlying  assets  and  liabilities  of  the

discontinued  operations  as  of  September  30,  2016  and  December  31,  2015  are  presented as follows:

2016

2015

Assets:

Cash

$

--

$

13,893

Accounts receivable, net

51,889

247,372

Prepaid expenses

1,500

1,500

Total assets

$

53,389

$

262,765

Liabilities:

Accounts payable and accrued expenses

11,121

117,417

Note payable - related party

4,436

9,936

$

15,557

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

Advertising Costs

The  Company  expenses  advertising  costs  as  incurred.    Advertising  costs  for  the  nine

months  ended  September  30,  2016  and  2015  were  $208,662  and  $3,352,  respectively.

Advertising costs for the  three months ended September 30, 2016 and 2015 were $45,079 and $33,333, respectively.

Accounts Receivable

The   Company   analyzes   the   collectability   of   accounts   receivable   from   continuing

operations   each   accounting   period   and   adjusts   its   allowance   for   doubtful   accounts

accordingly.  A considerable amount of judgment is required in assessing the realization of

accounts   receivables,   including   the   creditworthiness   of   each   customer,   current   and

historical  collection  history  and  the  related  aging  of  past  due  balances.   The  Company

evaluates  specific  accounts  when  it  becomes  aware  of  information  indicating  that  a customer  may  not  be  able  to  meet  its  financial  obligations  due  to  deterioration  of  its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment.  Allowance for doubtful accounts  was $8,345 at September 30, 2016 and

December  31,  2015,  respectively.   There  was  no  bad  debt  expense  charged  to  operations for the nine months ended September 30, 2016 and 2015, respectively.

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

September 30, 2016.

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

(receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s support  and  maintenance  services,  the  Company recognizes  such  revenues  when  services are  completed  and  billed.  The  Company has  received  deposits  from  its  various  customers that have been recorded as deferred revenue in the amount of $882,484 and $1,190,279 as of September 30, 2016 and December 31, 2015, respectively.

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

FASB ASC 842 ASU 2016-02 – Leases:

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842)” (“ASU 2016-

02”). ASU 2016-02 requires an entity to recognize assets and liabilities arising from a lease for  both  financing  and  operating  leases.  The  ASU  will  also  require  new  qualitative  and

quantitative   disclosures   to   help   investors   and   other   financial   statement   users   better

understand  the  amount,  timing,  and  uncertainty  of  cash  flows  arising  from  leases. ASU

2016-02  is  effective  for  fiscal  years  beginning  after  December  15,  2018,  with  early adoption permitted. The  Company is currently evaluating ASU 2016-02 and its impact on its consolidated financial statements.

Note 4 – Property and Equipment

Property  and  equipment  are  carried  at  cost  and  consist  of  the  following  at  September  30,

2016 and December 31, 2015:

2016

2015

Office equipment and fixtures

$

139,006

$

139,006

Computer hardware

92,138

90,943

Computer software

77,700

77,700

Development equipment

35,318

35,318

344,162

342,967

Less: Accumulated depreciation

319,730

302,534

$

24,432

$

40,433

Depreciation expense of $17,196 and $496 was charged to operations for the nine months ended September 30, 2016 and 2015, respectively.

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

September  30,  2016,  there  was  no  unrecognized  compensation  cost  related  to  non-vested share-based compensation arrangements granted under the 2006 plan.

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

Stock option activity during the nine months ended September 30, 2016 and 2015 follows:

Weighted

Average

Weighted

Remaining

Weighted

Average

Average

Contractual

Options

Grant-Date

Outstanding

Exercise Price

Fair Value

Life (Years)

Options outstanding at

December 31, 2014

1,518,900

$

0.03

$

0.10

4.51

Options granted

200,000

0.01

0.40

4.48

Options outstanding at

September 30, 2015

1,718,900

$

0.03

0.13

4.07

Options outstanding at

December 31, 2015

1,718,900

$

0.03

0.13

3.82

Options expired

(296,900)

0.01

--

Options outstanding at

September 30, 2016

1,422,000

$

0.03

$

0.13

5.85

Options outstanding at September 30, 2016 consist of:

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

Warrant activity during the nine months ended September 30, 2016 and 2015 follows:

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

at September 30, 2016

275,000

$

0.94

$

0.10

2.67

(1)  Exclusive of 25,000 warrants expiring 2 years after initial IPO.

Warrants outstanding at September 30, 2016 consist of:

Date

Number

Number

Exercise

Expiration

Issued

Outstanding

Exercisable

Price

Date

April 1, 2000

25,000

25,000

$3.00

2  years after IPO

June 1, 2009

100,000

100,000

$0.50

June 1, 2019

June 1, 2009

50,000

50,000

$0.65

June 1, 2019

June 1, 2009

50,000

50,000

$0.85

June 1, 2019

June 1, 2009

50,000

50,000

$1.15

June 1, 2019

Total

275,000

275,000

Note 7 – Deferred Revenue

Deferred  revenue  represents  sales  of  maintenance  contracts  that  extend  to  and  will  be realized in future periods.  Deferred revenue at September 30, 2016 will be realized in the following years ended December 31,

2016

$

385,396

2017

243,139

2018

119,890

2019

111,956

2020

20,403

2021

1,700

$

882,484

Note 8 – Notes Payable

Notes   payable   at   September   30,   2016   consist   of   various   notes   payable   in   annual

installments totaling $779,750 through September 2019.  The notes include interest at 7%

and are secured by the assets of ArcMail.

Principal amounts due on notes payable for the years ended December 31, are as follows:

2016

$

786,624

2017

779,750

2018

779,750

2019

779,751

$     3,125,875

During  the  nine  months  ended   September  30,  2016,  Arcmail  entered  into  merchant

financing  agreements  with  two  lenders  for  proceeds  totaling  $281,000  payable  in  daily amounts based on various percentages of future  collections of accounts receivable, which

were  assigned  to  the  lenders.   The  obligations  will  be  satisfied  upon  total  payments  of

$358,400  and  will  mature  in  January  2017.   The  outstanding  balance  of  notes  payable  -

other was $79,459 at September 30, 2016.

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

Quarter Ended September 30,

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

Under  the  terms   of  the  Plan,  Arcmail  is   currently  not  required   to  match  employee

contributions.  The Company did not  make any employer contributions to the Plan during the nine months ended September 30, 2016.

Note 12 – Concentrations and Credit Risk

Sales and Accounts Receivable

No  customer  accounted  for  more  than  10%  of  sales  or  accounts  receivable  for  the  nine months ended September 30, 2016 and 2015, respectively.

Cash

Cash  is  maintained  at  a  major  financial  institution.  Accounts  held  at  U.S.  financial institutions  are  insured  by the  FDIC  up  to  $250,000.  Cash  balances  could  exceed  insured amounts  at  any  given  time,  however,  the  Company  has  not  experienced  any  such  losses.

The  Company  did  not  have  any  interest-bearing  accounts  at  September  30,  2016  and

December 31, 2015, respectively.

Note 13 - Related Party Transactions

Note Payable – Related Party

ArcMail issued  a promissory note to the president  of ArcMail  on June  30,  2015 for funds advanced. The note is payable in annual installments of $156,566 through December 2019.

The notes include interest at 6% and are subordinated to the notes payable (see Note 8).

Principal amounts due on notes payable for the years ended December 31, are as follows:

2016

$

156,566

2017

156,566

2018

156,566

2019

156,567

$

626,265

Amounts Due to Related Parties

Amounts  due  to  related  parties  with  balances  of  $82,923  and  $74,871  at  September  30,

2016   and   December   31,   2015,   respectively,   consist   of   cash   advances   from   two

stockholders/officers.  These advances do not bear interest and are payable on demand.

Note 14 – Commitments and Contingencies

Lease Commitment

The Company is obligated under two operating leases for its premises that expire at various times through October 31, 2018.

Total  future  minimum  annual  lease  payments  under  the  leases  for  the  years  ending

December 31 are as follows:

2016

$  15,446

2017

46,581

2018

36,533

$  98,560

Rent expense of $47,559 and $50,963 was charged to operations for the nine months ended

September 30, 2016 and 2015, respectively.

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

We  received  deposits  from  our  various  customers  that  have  been  recorded  as  deferred

revenue  in  the  amount  of  $882,484  and   $1,190,279  as  of  September  30,  2016  and

December 31, 2015, respectively

Accounts Receivable

We  analyze  the  collectability  of  accounts  receivable  from  continuing  operations each  accounting  period  and  adjust  our  allowance  for  doubtful  accounts  accordingly.  A considerable  amount  of  judgment  is  required  in  assessing  the  realization  of  accounts

receivables,  including  the    creditworthiness  of  each  customer,  current  and  historical collection history and the related aging of past due balances. We evaluate specific accounts when we become aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings,

bankruptcy or other factors affecting the ability to render payment. Allowance for doubtful

accounts was $8,345 at September 30, 2016 and December 31, 2015, respectively.   There

was  no  bad  debt  expense  charged  to  operations  for  the  nine  months  ended  September 30,

2016 and 2015, respectively.

Property and Equipment

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

Office equipment and fixtures

5 - 7 years

Computer hardware

5 years

Computer software

3 years

Development equipment

5 years

Depreciation  expense  of $17,196  and  $496  was  charged  to  operations  for  the  nine months ended September 30, 2016 and 2015, respectively.

Goodwill

Goodwill  represents  the  excess  of  liabilities  assumed  over  assets  acquired  of

ArcMail  and  the  fair  market  value  of  the  common  shares  issued  by  the  Company  for  the

acquisition  of  ArcMail.   In  accordance  with  ASC  Topic No.  350  “Intangibles  –  Goodwill and Other”),  the  goodwill  is  not  being amortized,  but  instead  will  be  subject  to an  annual assessment  of  impairment  by applying  a  fair-value  based  test,  and  will  be  reviewed  more

frequently   if   current   events   and   circumstances   indicate   a   possible   impairment.   An

impairment loss is charged to expense in the period identified. If indicators of impairment are  present  and  future  cash  flows  are  not  expected  to  be  sufficient  to  recover  the  asset’s carrying amount, an impairment loss is charged to expense in the period identified. A lack of projected future operating results from ArcMail’s operations may cause impairment.  As the acquisition of ArcMail occurred on November 4, 2015, it is too early for management

to evaluate whether goodwill has been impaired.   No impairment was recorded during the

nine months ended September 30, 2016.

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

Stock option activity during the nine months ended September 30, 2016 and 2015 follows:

Weighted

Average

Weighted

Remaining

Weighted

Average

Average

Contractual

Options

Grant-Date

Life

Outstanding

Exercise Price

Fair Value

(Years)

Options outstanding at

December 31, 2014

1,518,900

$

0.03

$

0.10

4.51

Options granted

200,000

0.01

0.40

4.48

Options outstanding at

September 30, 2015

1,718,900

$

0.03

0.13

4.07

Options outstanding at

December 31, 2015

1,718,900

$

0.03

0.13

3.82

Options expired

(296,900)

0.01

--

Options outstanding at

September 30, 2016

1,422,000

$

0.03

$

0.13

5.85

Options outstanding at September 30, 2016 consist of:

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

Warrant activity during the nine months ended September 30, 2016 and 2015 follows:

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

at September 30, 2016

275,000

$

0.94

$

0.10

2.67

(1)  Exclusive of 25,000 warrants expiring 2 years after initial IPO.

Warrants outstanding at September 30, 2016 consist of:

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

Assets.  At  September  30,  2016,  we  had  $7,495,555  in  total  assets,  compared  to

$7,637,996  at  December  31,  2015.  The  decrease  in  total  assets  was  primarily  due  to  the decrease  in  cash,  the  decrease  in  prepaid  expenses,  and  the  decrease  in  assets  from discontinued operations.

Liabilities. At September 30, 2016, our total liabilities were $6,052,495 compared to  $6,076,680  at  December  31,  2015.  Our  current  liabilities  at  September  30,  2016 consisted of accounts payable and accrued expenses of $745,725, accrued interest on notes

payable  of   $494,207     amounts   due  to   related   parties   of   $82,923,   notes   payable   of

$1,022,649,  liabilities  from  discontinued  operations  of  $15,557  and  deferred  revenue current  portion  of  $385,396,  whereas  our  current  liabilities  as  of  December 31,  2015 consisted of  accounts payable and accrued expenses of $636,633, accrued interest on notes payable of $302,278, notes payable of $936,316, amounts due to related parties of $74,871,

liabilities  from discontinued  operations  of $127,353 and  deferred  revenue  current  portion of $811,227. Our long term liabilities at September 30, 2016 consisted of Notes payable of

$2,808,950 and deferred  revenue non-current  portion of $497,088, whereas  our long term liabilities as of December 31, 2015 consisted of Notes payable of $2,808,950 and deferred revenue non-current portion of $379,052.

Stockholders’   Equity.   Our   stockholders’   equity   decreased   to   $1,443,060   at

September 30, 2016 from $1,561,316 at December 31, 2015.  This decrease was a result of a net loss of $(118,256) for the nine months ended September 30, 2016.

THREE  MONTHS  ENDED  SEPTEMBER  30,  2016  AS  COMPARED  TO  THREE

MONTHS ENDED SEPTEMBER 30, 2015

Revenues   and   Net   Loss.     We   had   $797,817   of   revenue   from   our   ArcMail

subsidiary and net income of $216,666 during the three months ended September 30, 2016,

compared to revenue of $0 and net  loss of $74,849 for the three months  ended September

30,  2015.   The  increase  in  revenue  was  due  primarily to  an  increase  in  revenue  generated

by   our   ArcMail   subsidiary   acquired   in   November   2015.   In   addition   to   ArcMail’s

operations, we had income from discontinued operations of $550 compared to income from discontinued  operations  of  $47,619  for  the  three  months  ended  September  30,  2016  and

September 30, 2015, respectively.

General  and  Administrative  Expenses.  General  and  Administrative  Expenses

increased  to $458,686  for  the  three  months  ended  September 30,  2016  from $121,833  for the  three  months  ended  September  30,  2015.  For  the  three  months  ended  September  30,

2016  our  General  and  Administrative  Expenses  consisted  of  corporate  administrative expenses  of  $66,705,  legal  and  accounting  fees  of  $22,307,  health  insurance  expenses  of

$18,992,  general  business  insurance  expense  of  $8,142,  payroll  expenses  of  $288,457,

marketing  expense  of  $45,079,  computer  and  internet  expense  of  $6,748,  and  exchange

filing  fees  of  $2,256.   For  the  three  months  ended  September  30,  2015  our  General  and

Administrative Expenses consisted of corporate administrative expenses of $29,778, legal and  accounting  fees  of  $16,222,  finder’s  fees  and  commissions  of  $17,500,  marketing expense  of  $33,333,  and  investor  relations  expenses  of  $25,000.  The  increases  from  the three  months  ended  September  30,  2015  to  the  three  months  ended  September  30,  2016 relate  primarily  to:  (i) an  increase  in  payroll  expenses;  (ii) an  increase  in  consulting expenses;  (iii)  an  increase  in  exchange  filing  fees;  and  (iv)  an  increase  in  general  and administrative  costs  associated  with  the  operation  of  our  ArcMail  subsidiary  acquired  in

November  2015.  Costs  associated  with  our  officers’  salaries  and  the  operation  of  our

ArcMail subsidiary should remain level  going forward, subject  to a  material  expansion in

the   business   operations   of   ArcMail   which   would   likely   increase   our   corporate

administrative expenses.

Other Income (Expense) and Taxes. We had interest expense of $115,348 for the three  months  ended  September  30,  2016  compared  to  $635  for  the  three  months  ended

September 30, 2015.

Nine   Months   Ended   September   30,   2016   as   Compared   to   Six   Months   Ended

September 30, 2015

Revenues and Net Loss.   We  had $1,791,518 of revenue  and net  loss of $118,256

during the nine months ended September 30, 2016, compared to revenue of $0 and net loss of $271,392  for the  nine  months  ended September  30, 2015. The  increase  in  revenue  was due  primarily  to  an  increase  in  revenue  generated  by  our  ArcMail  subsidiary  acquired  in

November  2015.  In  addition  to  ArcMail’s  operations,  we  had  income  from  discontinued

operations  of  $3,868  and  $79,584  for  the  nine  months  ended  September  30,  2016  and

September 30, 2015, respectively.

General  and  Administrative  Expenses.  General  and  Administrative  Expenses

increased to $1,598,461 for the nine months ended September 30, 2016 from $348,840 for the nine months ended September 30, 2015. For the nine months ended September 30, 2016 our  General  and  Administrative  Expenses  consisted  of  corporate  administrative  expenses of  $198,233  legal  and  accounting fees  of  $83,562,  health  insurance  expenses  of  $56,438,

directors and officers insurance expense of $10,053, general business insurance expense of

$19,797   payroll   expenses   of   $953,386,   finders   fees   and   commissions   of   $26,250,

marketing expense  of $208,662,  computer and  internet  expense  of $31,246  and  exchange

filing  fees  of  $10,834.   For  the  nine  months  ended  September  30,  2015  our  General  and

Administrative Expenses consisted of corporate administrative expenses of $69,185, legal and  accounting  fees  of  $80,870,  director’s  and  officers’  insurance  expense  of  $27,249,

general business insurance expense of $4,496, consulting fees of $14,498, finder’s fees and commissions  of  $35,000,  marketing  expense  of  $33,333,  investor  relations  expenses  of

$34,649,  filing fees  of  $10,993,  and  payroll  expenses  of  $38,567.  The  increases  from  the nine  months  ended  September  30,  2015  to  the  nine  months  ended  September  30,  2016 relate  primarily  to:  (i) an  increase  in  payroll  expenses;  (ii) an  increase  in  consulting expenses;  (iii)  an  increase  in  exchange  filing  fees;  and  (iv)  an  increase  in  general  and administrative  costs  associated  with  the  operation  of  our  ArcMail  subsidiary  acquired  in

November  2915.  Costs  associated  with  our  officers’  salaries  and  the  operation  of  our

ArcMail subsidiary should remain level  going forward, subject  to a  material  expansion in

the   business   operations   of   ArcMail   which   would   likely   increase   our   corporate

administrative expenses.

Other Income (Expense) and Taxes. We had interest expense of $279,060 for the nine  months  ended  September  30,  2016  compared  to  $2,136  for  the  nine  months  ended

September 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

As  reflected  in the  accompanying  consolidated  financial  statements,  at  September

30, 2016, we had $21,829 of cash and stockholders’ equity of $1,443,060  as compared to

$131,987 and $1,561,316, respectively at December 31, 2015. At September 30, 2016 we had $7,495,555 in total assets, compared to $7,637,996 at December 31, 2015.

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

Cash Flow Activity

Net cash used in continuing operating activities was $304,796 for the nine months ended  September  30,  2016,  compared  to  $171,912  for  the  nine  months  ended  September

30, 2015. Our primary source of operating cash flows from continuing operating activities for  the  nine  months  ended  September  30,  2016  was  from  our  ArcMail  subsidiary’s

revenues  of  $1,791,518.    Additional  contributing  factors  to  the  change  were  from  an increase  in  accounts  receivable  of  $315,691,  a  decrease  in  inventories  of  $20,000,  a decrease  in  prepaid  expenses  of  $102,597,  an  increase  in  accounts  payable  and  accrued expenses  of  $109,092,  an  increase  in  accrued  interest  of  $191,929,  and  a  decrease  in deferred revenue of $307,795.  Net cash provided by discontinued operating activities was

$106,947 for the nine months ended September 30, 2016 and $23,920 for the nine months ended September 30, 2015. Cash provided by discontinued operations for the nine months ended September 30, 2016 and September 30, 2015, respectively, represents cash payments received from VHT which was offset by a decrease in accounts receivable included in the

Assets from Discontinued Operations.

Cash  used  in  continuing  investing  activities  was  $1,194  for  the  nine  months  ended

September  30,  2016  and  cash  used  in  discontinued  investing  activities  of  $5,026  for  the nine months ended September 30, 2015 was from the purchase of property and equipment

Cash  provided  by  financing  activities  was   $88,885  for  the  nine   months  ended

September 30, 2016 compared to $38,336 for the nine months ended September 30, 2015.

The  cash  provided  by  financing  activities  for  the  nine  months  ended  September  30,  2016 consisted of a  net  increase in notes payable of $86,333 and amounts due to related parties of  $8,052  whereas  the  cash  provided  by  financing  activities  for  the  nine  months  ended

September 30, 2015 consisted of proceeds from loans from shareholders of $38,336.

Supplemental Cash Flow Activity

In the nine months ended September 30, 2016 the company paid interest of $13,427 compared to interest of $7,147 in the nine months ended September 30, 2015.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

Our  management,  with  the  participation  of  our  chief  executive  officer  and  chief financial  officer,  evaluated  the  effectiveness  of  our  disclosure  controls  and  procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended (Exchange

Act), as of the end of the period covered by this Quarterly Report on Form 10-Q.

Based  on  this  evaluation,  our  chief  executive  officer  and  chief  financial  officer

concluded  that,  as  of  September    30,  2016,  our  disclosure  controls  and  procedures  are designed at a reasonable assurance level and are effective to provide reasonable assurance that  information  we  are  required  to  disclose  in  reports  that  we  file  or  submit  under  the

Exchange  Act  is  recorded,  processed,  summarized,  and  reported  within  the  time  periods specified  in  the  SEC’s  rules  and  forms,  and  that  such  information  is  accumulated  and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred

during   the   quarter   ended   September   30,   2016   that   have   materially   affected,   or   are

reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In  designing  and  evaluating  the  disclosure  controls  and  procedures,  management recognizes  that  any  controls  and  procedures,  no  matter  how  well  designed  and  operated,

can  provide  only  reasonable  assurance  of  achieving  the  desired  control  objectives.  In addition,  the  design  of  disclosure  controls  and  procedures  must  reflect  the  fact  that  there

are   resource   constraints   and   that   management   is   required   to   apply   its   judgment   in

evaluating the benefits of possible controls and procedures relative to their costs.

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

November 21, 2016.

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