Form 10-K
period 2016-12-31
iGambit, Inc.
filed 2017-04-17
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

 ☑

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2016

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-

2 of the act): Yes ☐     No ☑

As  of  June  30,  2016,  the  aggregate  market  value  of  shares  held  by  non-affiliates  of  the registrant  (based  upon  the  closing  sale  prices  of  such  shares  on  the  OTCQB  Market  on

June  30,  2016)  was  approximately  $370.773.  For  purposes  of  calculating  the  aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are  held  by  non-affiliates,  except  for  shares  held  by  each  of  our  executive  officers,

directors  and  5%  or  greater  stockholders.  In  the  case  of  5%  or  greater  stockholders,  we

have   not   deemed   such   stockholders   to   be   affiliates   unless   there   are   facts   and

circumstances  which  would  indicate  that  such  stockholders  exercise  any control  over  our company,  or  unless  they  hold  10%  or  more  of  our  outstanding  common  stock.  These assumptions  should  not  be  deemed  to  constitute  an  admission  that  all  executive  officers,

directors  and  5%  or  greater  stockholders  are,  in  fact,  affiliates  of  our  company,  or  that there  are  not  other  persons  who  may  be  deemed  to  be  affiliates  of  our  company.  Further information concerning shareholdings of our officers, directors and principal stockholders is  included  or  incorporated  by  reference  in  Part  III,  Item  12  of  this  Annual  Report  on

Form 10-K.

As  of  April  17,  2017  there  were  116,868,990  shares  of  the  Registrant’s  $0.001  par  value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

iGambit Inc.

FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2016

TABLE OF CONTENTS

Page No.

PART I

Item 1

Business

1

Item 1A

Risk Factors

5

Item 1B

Unresolved Staff Comments

5

Item 2

Properties

5

Item 3

Legal Proceedings

6

Item 4

(Removed and Reserved)

6

PART II

Item 5

Market for Registrant’s Common Equity, Related Stockholder Matters

and Issuer Purchases of Equity Securities

6

Item 6

Selected Financial Data

7

Item 7

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

7

Item 7A

Quantitative and Qualitative Disclosure About Market Risk

14

Item 8

Financial Statements and Supplementary Data

14

Item 9

Changes in and Disagreements with Accountants on Accounting and

Financial Disclosure

14

Item 9A

Controls and Procedures

15

Item 9B

Other Information

15

PART III

Item 10

Directors, Executive Officers and Corporate Governance

16

Item 11

Executive Compensation

19

Item 12

Security Ownership of Certain Beneficial Owners and Management

and Related Stockholder Matters

21

Item 13

Certain Relationships, Related Transactions and Director

Independence

22

Item 14

Principal Accountant Fees and Services

23

PART IV

Item 15

Exhibits and Financial Statement Schedules

24

EX-31.1

EX-31.2

EX-32.1

EX-32.2

i

This  annual  report  on  Form  10-K  is  for  the  year  ended  December 31,  2016.  The

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

The VHT  Purchase Agreement  was  disclosed on  the Company’s  current  report  on

Form 8-K filed on November 11, 2015.

On  February  14,  2017,  we  consummated  the  acquisition  of  HubCentrix,  Inc.

(HubCentrix)   in   accordance   with   a   Stock   Exchange   Agreement   (the   “Exchange

Agreement”)  by  and  among  HubCentrix,  Jerry  Robinson,  Mary-Jo  Robinson,  Kathleen

Shepherd, Edwin Shepherd, Nora Minor,,and Sandra Gacio (the “Hub Shareholders”) and

the Company. Pursuant to the Exchange  Agreement, the total  consideration to be paid for the  outstanding  capital  stock  of  HubCentrix  is  15,000,000  shares  of  the  Company’s

Common stock. 13,500,00 shares of iGambit’s Common stock to the Hub Shareholders at

Closing  and  the  Holdback  Amount  of  1,500,000  shares  of  the  iGambit’s  Common  stock to  be  held  restricted  and  paid  to  the  Seller  on  later  of  (i)  the  first  (1st)  anniversary  of completion  of  the  first  audit  of  Purchaser  after  the  Closing,  or  (ii)  that  date  which  is twelve  (12)  months  from  the  Closing,  provided  that  in  the  event  the  Company  has  any

claims  for  indemnification  against  the  HubCentrix   under  the  Exchange  Agreement,  the

Company shall  continue  to  withhold  the  portion  of  the  Holdback Amount  subject  to  such claims until the parties fully and finally resolve such claims.

The  HubCentrix  Exchange  Agreement  was  disclosed  on  the  Company’s  current report on Form 8-K filed on February 15, 2017.

On March 27, 2017 we changed the name of HubCentrix, Inc. to HealthDatix, Inc.

On   April   5,   2017,   the   Company,   through   its   wholly   owned   subsidiary

HealthDatix,  Inc.  (“HealthDatix”)  consummated  the  acquisition  of  certain  assets  of  the

CyberCare   Health   Network   Division   from   EncounterCare   Solutions   Inc.   (ECSL)   in

accordance   with   an   Asset   Purchase   Agreement   (the   “Agreement”)   by   and   among,

HealthDatix,   ECSL  and   the  Company.   Pursuant   to   the  Agreement,   ECSL  will  sell,

convey, transfer and assign to HealthDatix certain assets (the “Assets”), and  HealthDatix will purchase and  accept  from the ECSL all right,  title and interest  in and to the Assets in exchange for sixty million 60,000,000 shares of restricted common stock of iGambit.

The ECSL Agreement was  disclosed on the  Company’s  current report on Form 8-

K filed on April 6, 2017.

OUR COMPANY

Introduction

Previously  we  were  a  company  focused  on  the  technology  markets.  We  have tailored  our  strategy  to  focus  on  pursuing  specific  medical  technology  strategies  and objectives.

Presently we have one operating subsidiary, Wala, Inc. doing business as ArcMail

Technology  (ArcMail)  which  was  purchased  on  November  4,  2015.  ArcMail  is  in  the business  of  providing  simple,  secure  and  cost-effective  email  and  enterprise  archiving and  management  solutions  to  businesses  of  all  sizes  across  a  wide  range  of  vertical

markets.    On  March  7, 2017  we  entered  into  a  Letter  of  Intent  (LOI)  to  sell  substantially

all  the  assets  of  ArcMail.    The  LOI  has  certain  binding  and  non-binding  obligations,

including the  acquisition  consideration  which is  subject  to  adjustment  and  the  transaction is  subject  to  various  conditions  to  closing,  including  satisfactory  completion  of  due

diligence,    approval    of    the    Company’s    shareholders,    if    required,    and    definitive

documentation.   There can be no assurance that the transactions contemplated by the  LOI will  be  consummated.

As  a  result  of  the  entry  into  the  LOI,  the  generally  accepted

accounting   principles   require   us   to   present   the   ArcMail   financial   information   as

discontinued operations.  See financial disclosures below.

Our  primary  focus  is  the  expansion  of  our  newly  acquired  medical  technology business HealthDatix Inc.

HealthDatix

Products and Services

HealthDatix   is   an   end   to   end   Software-as-a-Service   solution   that   manages,

reports,  and  analyzes  critical  data,  enabling  healthcare  organizations  to  deliver  positive

patient  outcomes.   We   offer  a  fully-hosted   cloud  service  for  healthcare  providers  to

conduct  the  Medicare  Annual  Wellness  Visit  (AWV)  program  to  their  Medicare  patients providing the patient with a 5-10  year Personalized Preventive Plan and physician reports

that  meet  all   Medicare   audit  requirements.     The  AWV   is   a  program   that  allows  a

physician to identify those patients that have 2+ chronic conditions that require additional screening and management.

Competitive Comparison

HealthDatix  AWV  solution  is  built  on  a  simple  and  flexible  design  that  gives customers  ownership  and  control  over  their  data  and  offers  a  single  comprehensive solution  for  Medicare  compliance  and  data  retention.  HealthDatix  primary  competitors include  AWV360  and  AWVTotal  Solutions.  Their  primary  focus  is  on  just  the  primary care physicians and not operating through a downstream channel program

HealthDatix  competes  effectively  against  its  primary  competitors  by  providing  a simple and  scalable application  and  world-class  customer  support. HealthDatix’s  primary competitive differentiation includes:

▪     Simple User Interface

▪     Efficient Reporting

Proprietary  algorithm  to  generate  Medicare  required  patient  and  practice reporting

▪     HIPAA complaint

▪     Fully automated and easy user data capture

▪     Channel Program

▪     First Class Customer Service

Support  is  provided  at  our  U.S.  headquarters  by  an  experienced  technical team

Future Products and Services

HeathDatix’s  product  strategy  is  to  provide  additional  products  that  will  support the  patients  that  have  been  identified  through  the  program  to  require  additional  chronic care  management  with  a  medical  wearable  that  will  allow  ease  of  use  for  the  patient  and effective  tracking  and  management  by  the  physician  through  our  developed  chronic  care management solution.

Customers

HealthDatix   operates   by  bringing  on   Channel   Partners   to   sell   the  service  to

primary  care   Physicians,   ACOs   and   Managed   Care   Practices.   We   currently  have  5

Channel  Partners  with  extensive  sales  arms  through  established  healthcare  technology companies.

Expansion Summary

HealthDatix objective is to be a market leader in providing a world class AWV software application as well as expand our offering to current and new channel partners with our new chronic care management and medical wearable technology acquired pursuant to the recent ECSL transaction.

Employees

We presently have 7 total employees all of which are full-time for operations and

11 full time employees from discontinued operations.

OUR CORPORATE INFORMATION

Our   principal   offices   are   located   at   1050   W.   Jericho   Turnpike,   Suite   A,

Smithtown,  New  York,  11787.  Our  telephone  number  is  (631) 670-6777  and  our  fax number  is  (631) 670-6780.  We  currently  operate  two  corporate  websites  that  can  be found at www.igambit.com, and www.healthdatix.com  (the information on the foregoing websites does not form a part of this report).

ITEM 1A.  RISK FACTORS

Not Required.

ITEM 1B.

UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our  corporate  executive  office  is  located  in  Smithtown,  New  York,  where  we

lease   approximately  1000   square   feet   of   office   space.   Monthly   lease   payments   are

approximately $1,660.  The  lease  is  for  a  term  of  two  (2)  years  commencing  on  March  1,

2017  and  ending  on  February  28,  2019.   The  lease  contains  annual  escalations  of  2%  of

the annual rent.

Our  HealthDatix  operations  are  located  in  St.  Petersbug,  Florida  where  we  lease where  office  suites  with  furniture  and  equipment  in  the  TecGarage  shared  coworking incubator  office  building.  Monthly  lease  payments  are  $695  paid  on  a  month  to  month basis.

Our ArcMail discontinued operations are located in Shreveport, Louisiana, where we  lease  approximately  2,989  rentable  square  feet  to  be  used  as  office  space  and  178 rentable  square  feet  to  be  used  as  storage  space,  for  a  total  of  3,167  rentable  square  feet.

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

December 31, 2017.

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

HOLDERS

As   of   April   17,   2017,   there   are   116,868,990   shares   of   our   common   stock

outstanding,  held  of  record  by  approximately  181  persons.  There  are  27,867,133  shares

held  in  reserve.   We  have  400,000  common  stock  warrants  outstanding  and   1,034,900

common stock options outstanding.

As  of  April  17,  2016, approximately 39,683,990  shares  of  our  common  stock  are eligible to be sold under Rule 144.

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

RECENT SALES OF UNREGISTERED SECURITIES

During  2016  we  sold  securities  in  transactions  not  registered  under  the  Securities

Act of 1933, as amended (the “Securities Act”).

ITEM 6.   SELECTED FINANCIAL DATA

Not Required

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

CRITICAL ACCOUNTING POLICIES

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

Principles of Consolidation

The  consolidated  financial  statements  include  the  accounts  of  the  Company  and

its   wholly-owned   subsidiaries   Wala,   Inc.   and   Gotham   Innovation   Lab,   Inc.  All

intercompany accounts and transactions have been eliminated.

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

(receivable)  are  received  in  exchange  for  goods  or  services  or  when  assets  received  in

such   exchange   are   readily   convertible   to   cash   or   claim   to   cash   or   when   such

goods/services  are  transferred.  When  such  income  item  is  earned,  the  related  revenue item  is  recognized,  and  the  deferred  revenue  is  reduced.  To  the  extent  revenues  are generated  from  our  support  and  maintenance  services,  we  recognize  such  revenues  when services are completed and billed. We have received deposits from various customers that have  been  recorded  as  deferred  revenue  in  the  amount  of  $1,092,388  and  $1,190,270  as of the years ended December 31, 2016 and 2015, respectively.

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

Allowance   for   doubtful   accounts   was   $8,345   at   December   31,   2016   and   2015,

respectively.   Bad  debt  expense  of $0  and  $5,971  was  charged  to  operations  for  the  years ended December 31, 2016 and 2015, respectively.

Goodwill and Intangible Assets

Goodwill  represents  the  excess  of  liabilities  assumed  over  assets  acquired  of

ArcMail  and  the  fair  market  value  of  the  common  shares  we  issued  for  the  acquisition  of

ArcMail.   In  accordance  with  ASC  Topic  No.  350  “Intangibles  –  Goodwill  and  Other”),

the  goodwill  is  not  being  amortized,  but  instead  will  be  subject  to  an  annual  assessment of  impairment  by  applying  a  fair-value  based  test,  and  will  be  reviewed  more  frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged  to  expense  in  the  period  identified.  If  indicators  of  impairment  are  present  and future cash flows  are not  expected to be  sufficient  to recover the asset’s carrying amount,

an  impairment  loss  is  charged  to  expense  in  the  period  identified.  A  lack  of  projected

future  operating  results  from  ArcMail’s  operations  may  cause  impairment.   During  the

year  ended  December  31,  2016,  goodwill  was  reallocated  to  intangible  assets  acquired  as follows:

Workforce

$

138,783

Non-compete

145,315

Customer relations

3,357,756

3,641,854

Goodwill

3,063,303

$     6,705,157

In   connection   with   management’s   decision   to   sell   Arcmail,   we   recorded   an

impairment   charge   to   discontinued   operations   of   $6,263,320,   and   amortization   of

$441,837  was  charged  to  discontinued  operations  during  the  year  ended  December  31,

2016.

Stock-Based Compensation

We    account    for    our    stock-based    awards    granted    under    our    employee

compensation  plan  in  accordance  with  ASC  Topic  No.  718-20,  Awards  Classified  as

Equity,  which  requires  the  measurement  of  compensation  expense  for  all  share-based compensation  granted  to  employees  and  non-employee  directors  at  fair  value  on  the  date of  grant  and  recognition  of  compensation  expense  over  the  related  service  period  for awards  expected  to  vest.  We  use  the  Black-Scholes  option  pricing  model  to  estimate  the fair  value  of  our  stock  options  and  warrants.  The  Black-Scholes  option  pricing  model requires  the  input  of  highly  subjective  assumptions  including  the  expected  stock  price volatility of  the  Company’s  common  stock,  the  risk  free  interest  rate  at  the  date  of  grant,

the  expected  vesting  term  of  the  grant,  expected  dividends,  and  an  assumption  related  to forfeitures  of  such  grants.  Changes  in  these  subjective  input  assumptions  can  materially affect the fair value estimate of the Company’s stock options and warrants.

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

Convertible Debenture

During  the  year  ended  December  31,  2016,  we  issued  convertible  debentures  to

two  individuals.   The  debentures  are  convertible  into  50,000  shares  of  common  stock  for up  to  5  years,  at  the  holders’  option,  at  an  exercise  price  of  $.50  and  $.25,  respectively.

The  debentures  mature  on  the  earlier  of  the  closing  of  a  subsequent  financing  event  by the  Company  resulting  in  gross  proceeds  of  at  least  $10,000,000  or  three  years  from  the date of issuance. The  debentures  bear interest  at  a  rate of 10%  and  is  deferred  until  2017.

A   beneficial   conversion   feature   was   not   recorded   as   the   fair   market   value   of   the

Company’s  common  stock  was  less  than  the  exercise  prices  at  the  dates  of  issuance  and through the end of the year.

Income Taxes

We follow Accounting Standards Codification subtopic 740, Income Taxes (“ASC

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL

CONDITION AND RESULTS OF OPERATIONS

Introduction

iGambit  is  a  company  focused  on  the  medical  technology  markets.   Our  primary

focus  is  the  expansion  of  our  newly  acquired  medical  technology  business  HealthDatix

Inc.

Year Ended December 31, 2016 as Compared to Year Ended December 31, 2015

Assets.  At  December 31,  2016,  we  had  $507,932  in  current  assets  and  $510,835 in  total  assets,  compared  to  $7,634,620  in  current  assets  and  $7,637,996  in  total  assets  as

of  December 31,  2015.   The  decrease  in  total  assets  was  primarily  due  to  a  decrease  in assets  from  discontinued  operations  as  a  result  of  impairment  of  goodwill  and  intangible assets.

Liabilities.   At   December 31,   2016,   we   had   total   liabilities   of   $6,380,260

compared to $6,076,680 at December 31, 2015. Our total liabilities at December 31, 2016

consisted   of   current   liabilities   including   accounts   payable   and   accrued   expenses   of

$356,005,  amounts due to  related parties of $508, convertible debentures of $50,000 and labilities  from  discontinued  operations  of  $5,905,666,  whereas  our  total  liabilities  at

December   31,   2015   consisted   of   current   liabilities   including     accounts   payable   of

$168,971,  amounts  due  to  related  parties  of  $2,043,  and  liabilities  from  discontinued

operations  of  $5,905,666.  We  had  no  long  term  liabilities  for  the  year  ended  December

31, 2016.   The increase in liabilities was primarily due to an increase in accounts payable and accrued interest

Stockholders’     Equity     (Deficiency).     Our     Stockholders’     Deficiency     was

$(5,869,425)  at  December  31,  2016  compared  to  Stockholders’  Equity  of  $1,561,316  at

December  31,  2015  This  decrease  was  due  to  an  increase  in  accumulated  deficit  from

$(2,798,390)  at  December  31,  2015  to  $(10,230,631)  at  December  31,  2016  resulting from  net  loss  from  continuing  operations  of  $(451,060)  and  a  net  loss  from  discontinued

operations of $(6,981,181) primarily due to impairment of goodwill and intangible assets.

Net  Income  (Loss).  We  had  a  loss  from  continuing operations  of  $(451,060)  and

$(536,130) for the  years ended December 31, 2016 and December 31, 2015, respectively,

and  a  loss   from  discontinued  operations   of  $(6,981,181)  compared  to   income  from

discontinued   operations   of   $619,939   for   the   year   ended   December   31,   2016   and

December 31, 2015, respectively.

General  and  Administrative  Expenses.  General  and  Administrative  Expenses

decreased  to  $448,595  for the  year  ended  December 31, 2016  from $532,988 for  the  year ended  December 31,  2015.  For  the  year  ended  December 31,  2016  our  General  and

Administrative Expenses consisted of corporate administrative expenses of $90,617, legal and  accounting  fees  of  $115,660,  payroll  expenses  of  $91,155,  Directors  and  Officers

Insurance of $10,053 employee benefits expenses of $24,217 (medical and life insurance)

filing  fees  of  $11,779,  financing  expense  of  $10,000,  and  $95,114  in  marketing  and finder’s  fees.  For  the  year  ended  December 31,  2015  our  General  and  Administrative

Expenses   consisted   of   corporate   administrative   expenses   of   $98,085,   legal   and

accounting   fees   of   $124,555,   payroll   expenses   of   $111,838,   Directors   and   Officers

Insurance   of   $42,206,   employee   benefits   expenses   of   $20,790   (medical     and   life

insurance),  filing  fees  of  $12,489,    and  $123,025  in  in  marketing  and  finder’s  fees.

Therefore  the  decreases  from  the  year  ended  December 31,  2015  to  the  year  ended

December 31,  2016  relate  primarily  to  a  decrease  in  payroll,  legal  and  professional  fees

and   in   marketing   and   finder’s   fees.   In   2017   we   anticipate   an   increase   in   General

Administrative Expenses associated with the HealthDatix acquisition.

LIQUIDITY AND CAPITAL RESOURCES

General

As  reflected  in  the  accompanying  consolidated  financial  statements,  at  December

31,  2016,  we  had  $10,522  of  cash  and  stockholders’  deficiiency  of  $(5,869,425).    At

December 31, 2015, we had $122,291 of cash and stockholders’ equity of $1,561,316.

Our primary capital requirements in 2017 are likely to arise from the expansion of our  HealthDatix  operations,  It  is  not  possible  to  quantify those  costs  at  this  point  in  time,

in  that  they  depend  on  HealthDatix’s  business  opportunities  and  the  state  of  the  overall economy.  We  anticipate  raising  capital  in  the  private  markets  to  cover  any  such  costs,

though  there  can  be  no  guaranty  we  will  be  able  to  do  so  on  terms  we  deem  to  be acceptable.  We  do  not  have  any  plans  at  this  point  in  time  to  obtain  a  line  of  credit  or other loan facility from a commercial bank.

While  we  believe  in  the  viability  of  our  strategy  to  improve  HealthDatix’s  sales volume,  and  in  our  ability  to  raise  additional  funds,  there  can  be  no  assurances  that  we will be able to fully effectuate our business plan.

We  believe  we  will  continue  to  increase  our  cash  position  and  liquidity  for  the foreseeable future. We believe we have enough capital to fund our present operations.

Cash Flow Activity

Net  cash  used  in  operating  activities  was  $274,223,  for  the  year  ended  December

31,  2016,  compared  to  net  cash  provided  by  operating  activities  of  $44,907  for  the  year

ended   December   31,   2015.     Net   cash   used   in   continuing   operating   activities   was

$142,092  for  the  year  ended  December  31,  2016,  compared  to  $313,932  for  the  year ended  December  31,  2015.  Our  primary  use  of  operating  cash  flows  from  continuing

operating  activities  was  from  net  losses   of  $451,060  and  $536,130  for  the  years  ended

December  31,  2016  and  2015,  respectively.  Additional  contributing factors  to  the  change were  from  a  decrease  in  prepaid  expenses  of  $119,961,  and  an  increase  in  accounts

payable  and  accrued  expenses  of  $187,034.    Net  cash  used  in  discontinued  operating

activities  was  $132,131  for  the  year  ended  December  31,  2016  and  net  cash  provided  by discontinued  operations  was  $358,839  for  the  year  ended  December  31,  2015.  Cash  used in discontinued operations for the  year ended December 31, 2016 consisted of $1,990,490 in  revenue  from  our  ArcMail  subsidiary  and  $180,849  in  cash  payments  received  from

VHT  Inc.  pursuant  to  the  VHT  Purchase  Agreement.  Cash  provided  by  discontinued

operations for the  year ended December 31, 2015 consisted of $495,930 in cash payments received from VHT Inc. pursuant to the VHT Purchase Agreement.

Cash  used  in  investing  activities  was  $9,990  for  the  year  ended  December  31,  2016 and  cash  provided  by  investing  activities  was  $1,828  for  the  year  ended  December  31,

2015.  For  the  year  ended  December  31,  2016  the  primary  source  of  cash  from  investing

activities  was  from  an  increase  in  note  receivable  of  $15,000.    For  the  year  ended

December  31,  2015  the  primary  source  of  cash  from  investing  activities  was  from  a decrease in deposits of $10,413.

Cash  provided  by  financing  activities  was  $172,444  for  the  year  ended  December

31,  2016  compared  to  cash  used  in  financing  activities  of  $(51,277)  for  the  year  ended

December  31,  2015.  The  cash  flows  provided  by  financing  activities  for  the  year  ended

December  31,  2016  was  primarily  from  proceeds  from  convertible  debentures.  The  cash flows  used  in  financing  activities  for  the  year  ended  December  31,  2015  was  primarily from repayment of stockholders loans and a note payable from discontinued operations..

Plan of Operation and Funding

We  expect  that working capital  requirements will continue to be funded through  a combination of our existing funds and further issuances of securities. Our working capital requirements  are  expected  to  increase  in  line  with  the  growth  of  our  business.  Existing working  capital,  further  advances  and  debt  instruments,  and  anticipated  cash  flow  are expected  to  be  adequate  to  fund  our  operations  over the  next  twelve  months.  We  have  no

lines   of   credit   or   other   bank   financing   arrangements.   Generally,   we   have   financed

operations  to  date  through  the  proceeds  of  the  private  placement  of  equity  and  debt

instruments.    In  connection  with  our  business  plan,  management  anticipates  additional increases  in  operating  expenses  and  capital  expenditures  relating  to:  (i)  developmental expenses  associated  with  a  start-up  business  and  (ii)  marketing  expenses.  We  intend  to

finance   these   expenses   with   further   issuances   of   securities,   and   debt   issuances.

Thereafter,  we  expect  we  will  need  to  raise  additional  capital  and  generate  revenues  to meet  long-term  operating  requirements.  Additional  issuances  of  equity  or  convertible debt  securities  will  result  in  dilution  to  our  current  shareholders.  Further,  such  securities might  have  rights,  preferences  or  privileges  senior  to  our  common  stock.  Additional financing  may not  be  available upon  acceptable terms,  or  at  all.  If  adequate  funds  are  not available  or  are  not  available  on  acceptable  terms,  we  may  not  be  able  to  take  advantage of  prospective  new  business  endeavors  or  opportunities,  which  could  significantly  and materially restrict our business operations.

OFF BALANCE SHEET ARRANGEMENTS

We have no off balance-sheet arrangements.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT

MARKET RISK

Not Required.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements required by this Item 8 are included in this Report beginning on page F-1, as follows:

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheet as of December 31, 2016 and 2015

F-2

Consolidated Statement of Income for the years ended December 31, 2016 and

F-3

2015

Consolidated Statement of Changes in Stockholder’s Equity for the years ended

F-4

December 31, 2016 and 2015

Consolidated Statement of Cash Flows for the years ended December 31, 2016

F-5

and 2015

Notes to Financial Statements

F-7

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON

ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our  management,  with  the  participation  of  our  chief  executive  officer  and  chief financial  officer,  evaluated  the  effectiveness  of  our  disclosure  controls  and  procedures pursuant  to  Rule  13a-15  under  the  Exchange  Act,  as  of  the  end  of  the  period  covered  by this Annual Report on Form 10-K.

Based  on  this  evaluation,  our  chief  executive  officer  and  chief  financial  officer concluded  that,  as  of  December  31,  2016,  our  disclosure  controls  and  procedures  are designed at a reasonable assurance level and are effective to provide reasonable assurance that  information  we  are  required  to  disclose  in  reports  that  we  file  or  submit  under  the

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

Changes in Internal Control over Financial Reporting

There   were   no   changes   in   our   internal   control   over   financial   reporting   that

occurred  during  the  quarter  ended  December  31,  2016  that  have  materially  affected,  or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control  over  financial  reporting,  as  defined  in  Rule  13a-15(f)  of  the  Exchange  Act.  Our management  conducted  an  evaluation  of  the  effectiveness  of  our  internal  control  over financial  reporting  based  on  the  framework  in  Internal  Control—Integrated  Framework issued  by  the  Committee  of  Sponsoring  Organizations  of  the  Treadway  Commission

(2013  framework).  Based  on  this  evaluation,  management  concluded  that  our  internal control over financial reporting was effective as of December 31, 2016.

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

Name

Age

Position

Appointed

John Salerno

78     Chief Executive Officer, President,    March 2009

Chairman of the Board, and

(appointed Chairman

Director

and Director in

April 2000)

Elisa Luqman

52     Chief Financial Officer, Executive     March 2009

Vice President, General Counsel,

(appointed Director

and Director

in August 2009)

George G. Dempster

77     Director

January 2001

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

Company in her current capacities. Ms. Luqman received a BA degree in Marketing, a JD in  Law,  and  a  MBA  Degree  in  Finance  from  Hofstra  University.  Ms. Luqman  is  a

member   of   the   bar   in   New   York   and   New   Jersey.   Ms. Luqman   is   John   Salerno’s

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

Audit Committee

The  Audit  Committee  consisted  of  Messrs. Charles,  Keefe  and  Dempster,  with

Mr.  Charles  serving  as  chairman.  On  September  14,  2016  Mr.  Charles  resigned  from  the

Board, as disclosed on the Company’s current report on Form 8-K filed on September 19,

2016.  Our  Board  is  actively  seeking  a  suitable  replacement  that  qualifies  as  an  “audit

committee  financial   expert”  as   defined   under   the  federal  securities   laws. The  Audit

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

Compensation Committee

The Compensation Committee consisted of Messrs. Charles, Keefe and Dempster,

with  Mr. Keefe  serving  as  chairman.  On  September  14,  2016  Mr.  Keefe  resigned  from the Board, as disclosed on the Company’s current report on  Form 8-K filed on September

19,  2016.  Our  Board  is  actively  seeking  a  suitable  replacement.  The  Compensation

Committee    is    responsible    for    reviewing    and    recommending    to    the    Board    the

compensation   and   over-all   benefits   of   our   executive   officers.   The   Compensation

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

Stock,  or  any  other  person  known  to  the  Company  to  be  subject  to  section  16  of  the

Exchange  Act  with  respect  to  the  Company,  failed  to  file  on  a  timely  basis,  as  disclosed in  the  above  Forms,  reports  required  by  section  16(a)  of  the  Exchange  Act  during  the most recent fiscal year or prior fiscal years.

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

ITEM 11.  EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation received by our executive officers, for their service, during the year ended December 31, 2016.

Current

Nonqualified

Officers

Non-equity

Deferred

Name &

Option      Incentive Plan      Compensation

All Other

Principal

Salary

Bonus     Stock     Awards      Compensation

Earnings

Compensation

Total

Position

Year

($)

($)

($)

($)

($)

($)

($)

($)

John

Salerno

2016

37,846

0

0

0

0

0

27,454 (1)

65,300

CEO,

President      2015

46,635

0

0

0

0

0

20,790 (2)

67,425

Chairman

&

2014      131,250

0

0

0

0

0

13,206(3)

144,456

Director

Elisa

Luqman

2016

60,459

0

0

0

0

0

0

60,459

CFO,

EVP,  GC     2015

60,577

0

0

0

0

0

0

60,577

and

Director

2014      143,746

0

0

0

0

0

36,514(4)

180,260

(1)      Includes $3,237 in health insurance premiums and $24,217 in life insurance premiums.

(2)      Includes $5,220 in health insurance premiums and $15,670 in life insurance premiums.

(3)      Includes $6,264 in health insurance premiums and $6,942 in life insurance premiums.

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

Compensation of the Board of Directors

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

OPTION AWARDS

STOCK AWARDS

Equity

Market      Equity

Equity

Incentive

Number     Value     Incentive     Incentive

Plan

of

of

Plan

Plan

Awards:

Shares     Shares     Awards:      Awards:

Number of

Number of

Number of

or Units

or

Number     Market or

Securities

Securities

Securities

of Stock     Units

of

Payout

Underlying      Underlying

Underlying

That

of

Unearned     Value of

Unexercised     Unexercised     Unexercised     Option

Have

Stock

Shares,      Unearned

Options

Options

Unearned     Exercise

Option

Not

That

Units or

Shares,

(#)

(#)

Options

Price

Expiration

Vested      Have

Other

Units or

Exercisable    Unexercisable

(#)

($)

Date

(#)

Not

Rights

Other

Name (a)

(b)

(c)

(d)

(e)

(f)

(g)

Vested

That

Rights

($)

Have Not

That

(h)

Vested      Have Not

(#)

Vested

(i)

(#)

(j)

James Charles

59,000

0

0

$0.03

06/09/2024

0

0

0

0

James Charles

100,000

0

0

$0.03

06/09/2024

0

0

0

0

George

Dempster

113,000

0

0

$0.03

06/09/2024

0

0

0

0

George

Dempster

100,000

0

0

$0.03

06/09/2024

0

0

0

0

John Keefe

600,000

0

0

$0.03

06/09/2024

0

0

0

0

The  following  table  sets  forth  the  compensation  received  by  our  directors,  for  their service as directors, during the year ended December 31, 2016.

Nonqualified

Fees

Non-equity

deferred

earned or

Stock

Option

incentive plan

compensation

All other

paid in

awards

awards

compensation

earnings

compensation

Total

Name

cash ($)

($)

($)

($)

($)

($)

($)

John Salerno (1)

-

-

-

-

-

-

0

Elisa Luqman (1)

-

-

-

-

-

-

0

George G. Dempster

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The  following  table  sets  forth  information  known  to  us,  as  of  April  17,  2017,

relating to the beneficial ownership of shares of common stock by:  (i) each person who is known  by  us  to  be  the  beneficial  owner  of  more  than  5%  of  the  Company’s  outstanding

common   stock;   (ii) each   director;   (iii) each   executive   officer;   and   (iv) all   executive

officers  and  directors  as  a  group.  Under  securities  laws,  a  person  is  considered  to  be  the beneficial  owner  of  securities  owned  by  him  (or  certain  persons  whose  ownership  is attributed  to  him)  or  securities  that  can  be  acquired  by  him  within  60 days,  including upon the exercise of options, warrants or convertible securities. The Company determines

a   beneficial   owner’s   percentage   ownership   by   assuming   that   options,   warrants   and

convertible  securities  that  are  held  by  the  beneficial  owner  and  which  are  exercisable within 60 days, have been exercised or converted.  The Company believes that  all persons named  in  the  table  have  sole  voting  and  investment  power  with  respect  to  all  shares  of common  stock  shown  as  being  owned  by  them.  Unless  otherwise  indicated,  the  address of  each  beneficial  owner  in  the  table  set  forth  below  is  care  of  iGambit  Inc.,  1050  W.

Jericho  Turnpike,  New  York,  11787.  The  percentages  in  the  following  table  are  based upon 25,044,056 shares outstanding as of April 17, 2017.

Amount and Nature

of Beneficial

Name of Beneficial Owner

Ownership

Percent of Class

John Salerno, C.E.O., President, Chairman

of the Board, and Director

5,000,000

%

Elisa Luqman, C.F.O., Executive Vice

President, General Counsel and Director

5,685,000,(1)

%

%

George G. Dempster, Director

605,000(2)

%

Rory T. Welch, CEO & President ArcMail

10,000,000

HealthDatix Management

11,250,000

Executive Officers and Directors as Group:

32,540,000 (3)

%

1     Includes 685,000 shares of common stock held by Muhammad Luqman, Ms. Luqman’s husband.

2.    Includes options to purchase 213,000 shares of the common stock at $0.03 per share.

3.    Includes the disclosures in footnotes 1 through 4 above.

ITEM 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND

DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

None.

BOARD INDEPENDENCE

The Company has elected to use  the independence standards of the  NYSE AMEX

Equities   Exchange   in   its   determination   of   whether   the   members   of   its   Board   are

independent.  Based  on  the  foregoing,  the  Company  has  concluded  that  Mr. Dempster  is

independent.   The   Board   has   established   an   Audit   Committee   and   a   Compensation

Committee.  The  Board  does  not  currently  have  a  Nominating  Committee.  The  work typically conducted by a Nominating Committee is conducted by the full Board.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The   following   table   shows   what   Paritz   and   Company   P.A.   and   Michael   F.

Albanese,  CPA  billed  for  the  audit  and  other  services  for  the  year  ended  December  31,

2016 and December 31, 2015 respectively.

Year Ended  Year Ended

12/31/ 2016    12/31/2015

Audit Fees

$

47,500  $

38,500

Audit-Related Fees

        ---

          ---

All Tax Fees

---

—

Other Fees

---

—

Total

$

47,500   $

38,500

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

PART IV

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

Report of Independent Registered Public Accounting Firm

F-1

Consolidated Balance Sheet as of December 31, 2016 and 2015

F-2

Consolidated Statement of Income for the years ended December 31, 2016 and

F-3

2015

Consolidated Statement of Changes in Stockholder’s Equity for the years

F-4

ended December 31, 2016 and 2015

Consolidated Statement of Cash Flows for the years ended December 31, 2016

F-5

and 2015

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

April 17, 2017.

iGambit Inc.

April 17, 2017

By:   /s/ John Salerno

John Salerno, Chief Executive

Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this

Annual Report on Form 10-K has been signed by the following persons in the capacities indicated:

Signature

Title

Date

/s/ John Salerno

Chief Executive Officer and

Director

April 17, 2017

John Salerno

/s/ Elisa Luqman

Chief Financial Officer, Executive

April 17, 2017

Vice President, General Counsel,

Elisa Luqman

Principal Accounting Officer and

Director

15 Warren Street, Suite 25

P

Hackensack, New Jersey 07601

(201) 342-7753

aritz

Fax:  (201) 342-7598

& Company, P.A

E-Mail:  PARITZ@paritz.com

Certified Public Accountants

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders’

iGambit, Inc.

We  have  audited  the  accompanying  consolidated  balance  sheets  of  iGambit,  Inc.  as  of  December  31,  2016

and   2015   and   the   related   consolidated   statements   of   operations,   changes   in   stockholders’   equity

(deficiency)  and  cash  flows  for  the  years  ended  December  31,  2016  and  2015.   These  financial  statements

are  the  responsibility  of  the  Company's  management.   Our  responsibility  is  to  express  an  opinion  on  these financial statements based on our audits.

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

In  our  opinion,  the  consolidated  financial  statements  referred  to  above  present  fairly,  in  all  material respects,  the  financial  position  of  iGambit,  Inc.as  of  December  31,  2016  and  2015,  and  the  results  of  its operations  and  cash  flows  for  the  years  ended  December  31,  2016  and  2015  in  conformity with  accounting principles generally accepted in the United States of America.

The  accompanying  consolidated  financial  statements  have  been  prepared  on  a  going  concern  basis,  which contemplates the realization of assets and the satisfaction of liabilities in  the normal  course of business.  As discussed  in  Note  4,  the  Company  is  in  the  process  of  disposing  of  its  operating  subsidiary  and  has  a stockholders'  deficiency  of  $5,869,425  at  December  31,  2016.  These  factors,  among  others,  raise  substantial doubt  about  the  ability  of  the  Company  to  continue  as  a  going  concern.  Management  plans  are  also discussed  in  Note  4.The  financial  statements  do  not  include  any  adjustments  that  might  result  from  the outcome of this uncertainty.

/S/Paritz & Company, P.A.

Hackensack, New Jersey

April 17, 2017

IGAMBIT INC.

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

2016

2015

ASSETS

Current assets

Cash

$

10,522

$

122,291

Prepaid expenses and other current assets

108,941

228,902

Note receivable

15,000

--

Assets from discontinued operations, net

373,469

7,283,427

Total current assets

507,932

7,634,620

Property and equipment, net

1,183

1,656

Other assets

Deposits

1,720

1,720

$

510,835

$

7,637,996

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities

Accounts payable and accrued expenses

$

356,005

$

168,971

Amounts due to related parties

508

2,043

Convertible debentures

50,000

--

Liabilities from discontinued operations

5,973,747

5,905,666

Total current liabilities

6,380,260

6,076,680

Stockholders' equity (deficiency)

Preferred stock, $.001 par value; authorized - 100,000,000 shares;

issued and outstanding - 0 shares in 2016 and 2015, respectively

--

--

Common stock, $.001 par value; authorized - 200,000,000 shares;

issued and outstanding - 39,708,990 shares in 2016 and

39,683,990 shares in 2015, respectively

39,709

39,684

Additional paid-in capital

4,321,497

4,320,022

Accumulated deficit

(10,230,631)

(2,798,390)

Total stockholders' equity (deficiency)

(5,869,425)

1,561,316

$

510,835

$

7,637,996

See accompanying notes to the consolidated financial statements.

IGAMBIT INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,

2016

2015

Sales

$

--  $

--

Cost of sales

--

--

Gross profit

--

--

Operating expenses

General and administrative expenses

448,595

532,988

Operating loss from continuing operations

(448,595)

(532,988)

Other income (expenses)

Interest expense

(2,579)

(3,146)

Interest income

114

4

Total other income (expenses)

(2,465)

(3,142)

Loss from continuing operations

(451,060)

(536,130)

Income (loss) from discontinued operations

(6,981,181)

619,939

Net income (loss)

$   (7,432,241)  $

83,809

Basic and fully diluted earnings (loss) per common share:

Continuing operations

$

(.01)  $

(.02)

Discontinued operations

$

(.18)  $

.02

Net income (loss) per common share

$

(.19)  $

.00

Weighted average common shares outstanding - basic and fully diluted

39,687,747      29,168,374

See accompanying notes to the consolidated financial statements.

IGAMBIT INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)

YEARS ENDED DECEMBER 31, 2016 AND 2015

Additional

Common stock

Paid-in

Accumulated

Shares

Amount

Capital

Deficit

Totals

Balances, December 31, 2014

26,583,990  $    26,584  $   2,851,124  $     (2,882,199)  $

(4,491)

Compensation for vested stock options

--

--

11,998

--

11,998

Common stock issued for services

1,600,000

1,600

318,400

--

320,000

Common stock issued in business acquisition

11,500,000

11,500

1,138,500

--

1,150,000

Net income

83,809

83,809

Balances, December 31, 2015

39,683,990

39,684

4,320,022

(2,798,390)

1,561,316

Common stock issued for services

25,000

25

1,475

--

1,500

Net loss

(7,432,241)     (7,432,241)

Balances, December 31, 2016

39,708,990  $    39,709  $   4,321,497  $   (10,230,631)  $  (5,869,425)

See accompanying notes to the consolidated financial statements.

IGAMBIT INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

2016

2015

CASH FLOWS FROM OPERATING ACTIVITIES:

Net income (loss)

$ (7,432,241)  $      83,809

(Income) loss from discontinued operations

6,981,181    (619,939)

Net earnings from continuing operations

(451,060)    (536,130)

Adjustments to reconcile net income (loss) to net

cash provided by (used in) operating activities

Sale of discontinued property and equipment

--

6,118

Depreciation

473

662

Stock-based compensation expense

1,500

331,998

Increase (Decrease) in cash flows as a result of

changes in asset and liability account balances:

Prepaid expenses and other current assets

119,961    (194,374)

Accounts payable and accrued expenses

187,034

77,794

Net cash used in continuing operating activities

(142,092)    (313,932)

Net cash provided by (used in) discontinued operating activities

(132,131)

358,839

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES     (274,223)

44,907

CASH FLOWS FROM INVESTING ACTIVITIES:

Issuance of note receivable

(15,000)

--

Decrease in deposits

--

10,413

Net cash provided by (used in) continuing investing activities

(15,000)

10,413

Net cash provided by (used in) discontinued investing activities

5,010

(8,585)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES

(9,990)

1,828

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from stockholders' loans

--

2,043

Repayments of stockholders' loans

(1,535)

--

Proceeds from convertible debentures

50,000

--

Net cash provided by continuing financing activities

48,465

2,043

Net cash provided by (used in) discontinued financing activities

123,979      (53,320)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES

172,444      (51,277)

NET DECREASE IN CASH

(111,769)

(4,542)

CASH - BEGINNING OF YEAR

122,291

126,833

CASH - END OF YEAR

$

10,522  $    122,291

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the  year for:

Interest

$

2,579  $

3,146

Non-cash investing and financing activities:

Common stock issued in business acquisition

$

--  $ 1,150,000

See accompanying notes to the consolidated financial statements.

IGAMBIT INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

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

ArcMail to the acquired identifiable assets, liabilities assumed and goodwill:

Fair Value

Cash

$

10,198

Accounts receivable, net

205,208

Inventories

21,160

Prepaid expenses

276

Fixed assets

41,235

Accounts payable and accrued expenses

(442,300)

Accrued interest

(254,718)

Deferred revenue

(1,254,865)

Notes payable

(3,881,351)

Workforce

138,783

Non-compete

145,315

Customer relations

3,357,756

Goodwill

3,063,303

Purchase price

$

1,150,000

The results of operations of ArcMail have been included in the consolidated statements of operations as discontinued operations  from  the  acquisition  date.  The  following  table  presents  pro  forma  results  of operations  of  the  Company  and  ArcMail  as  if  the  companies  had  been  combined  as  of January  1,  2015.  The  pro  forma  condensed  combined  financial  information  is  presented for  informational  purposes  only.  The  unaudited  pro  forma  results  of  operations  are  not necessarily indicative  of  results  that  would  have  occurred  had  the  acquisition  taken  place at the beginning of the earliest period presented, or of future results.

December 31,

2015

Pro forma revenue

$

2,165,646

Pro forma gross profit

$

2,080,851

Pro forma loss from operations

$

(414,366)

Pro forma net loss

$

(207,014)

Note 2 – Discontinued Operations

Sale of Business

Effective  October  1,  2016,  management  decided  to  dispose  of  its  subsidiary Arcmail  and entered into  a  letter of intent  on  March  1,  2017  to  sell  Arcmail  in  a  stock exchange  to  the

CEO of Arcmail.

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

provided  that  VHT,  Inc.  shall  only  be  required  to  make  the  Earn-Out  Payments  for  as long  as  it  maintains  its  relationship  with  Gotham’s  major  client,  unless  it  is  dissatisfied

with VHT,  Inc.   The terms  of  the installment payments were  fulfilled  as of December 31,

2016.

The  assets  and  liabilities  of  the  discontinued  operations  are  presented  in  the  consolidated balance  sheets  under  the  captions  “Assets  from  discontinued  operations”  and  “Liabilities

from  discontinued  operations”,  respectively.   The  underlying  assets  and  liabilities  of  the

discontinued operations as of December 31, 2016 and 2015 are presented as follows:

2016

2015

Assets:

Cash

$

17,323

$

23,590

Accounts receivable, net

321,033

477,554

Inventory

1,160

21,160

Prepaid expenses

15,300

17,189

Property and equipment

18,653

38,777

Workforce

--

138,783

Non-compete

--

145,315

Customer relations

--

3,357,756

Goodwill

--

3,063,303

Total assets

$

373,469

$     7,283,427

Liabilities:

Accounts payable and accrued expenses

359,996

585,079

Accrued interest on notes payable

558,183

302,278

Amounts due to related party

64,509

72,827

Deferred revenue

1,092,388

1,190,279

Notes payable

3,119,001

3,119,001

Notes payable - other

153,404

--

Note payable - related party

626,266

636,202

$     5,973,747

$     5,905,666

The   components   of   income   (loss)   from   discontinued   operations   presented   in   the

consolidated  statements  of  operations  for  the  years  ended  December  31,  2016  and  2015 are presented as follows:

2016

2015

Sales

$    1,990,490

$    1,549,564

Cost of sales

(179,312)

(524,249)

General and administrative expenses

(1,626,355)

(941,987)

Depreciation and amortization

(463,217)

(6,164)

Gain on sale of assets

--

590,764

Interest expense

(439,467)

(47,989)

Impairment expense

(6,263,320)

--

Income (loss) from discontinued operations

$    (6,981,181)

$

619,939

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The  consolidated   financial  statements  include  the  accounts   of  the  Company  and   its

wholly-owned  subsidiaries,   Wala,   Inc.  and  Gotham  Innovation  Lab,   Inc.,  which  are

presented   as   discontinued   operations   (See   Note   2).  All   intercompany   accounts   and

transactions have been eliminated.

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

Fair Value of Financial Instruments

For  certain  of  the  Company’s  financial  instruments,  including  cash,  accounts  receivable,

prepaid  expenses,  accounts  payable,  and  amounts  due  to  related  parties,  the  carrying

amounts  approximate  fair  value  due  to  their  short  maturities.   Additionally,  there  are  no

assets or liabilities for which fair value is remeasured on a recurring basis.

Revenue Recognition

iGambit is a holding company and has no sources of revenue.

Arcmail   recognizes   revenue   from   product   sales   when   the   following   four   revenue

recognition  criteria  are  met:  persuasive  evidence  of  an  arrangement  exists,  an  equipment order  has  been  placed  with  the  vendor,  the  selling  price  is  fixed  or  determinable,  and

collectability  is  reasonably  assured.    Revenues  from  maintenance  contracts  covering

multiple  future  periods  are  recognized  during  the  current  periods  and  deferred  revenue  is recorded  for  future  periods  and  classified  as  current  or  noncurrent,  depending  on  the terms of the contracts.

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

Advertising Costs

The  Company  expenses  advertising  costs  as  incurred.   There  were  no  advertising  costs

for the years ended December 31, 2016 and 2015, respectively.

Cash and Cash Equivalents

For  purposes  of  reporting  cash  flows,  cash  and  cash  equivalents  include  checking  and money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

Accounts Receivable

The   Company   analyzes   the   collectability   of   accounts   receivable   from   continuing

operations   each   accounting   period   and   adjusts   its   allowance   for   doubtful   accounts

accordingly.   A  considerable  amount  of  judgment  is  required  in  assessing  the  realization of  accounts  receivables,  including  the  creditworthiness  of  each  customer,  current  and

historical  collection  history  and  the  related  aging  of  past  due  balances.   The  Company

evaluates  specific  accounts  when  it  becomes  aware  of  information  indicating  that  a customer  may  not  be  able  to  meet  its  financial  obligations  due  to  deterioration  of  its financial  condition,  lower  credit  ratings,  bankruptcy  or  other  factors  affecting  the  ability

to  render  payment.   Allowance  for  doubtful  accounts  was  $8,345  at  December  31,  2016

and  2015,  respectively.   Bad  debt  expense  of  $0  and  $5,971  was  charged  to  discontinued

operations for the  years ended December 31, 2016 and 2015, respectively.

Inventories

Inventories  consisting  of  finished  products  are  stated  at  the  lower  of  cost  or  market  and

are  presented  in  assets  from  discontinued  operations.   Cost  is  determined  on  an  average

cost basis.

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

follows:

Office equipment and fixtures

5 - 7 years

Computer hardware

5 years

Computer software

3 years

Development equipment

5 years

Amortization

Intangible  assets  are  amortized  using  the  straight  line  method  over  the  estimated  lives  of the respective assets as follows:

Non-compete

5 years

Workforce

10 years

Customer relations

10 years

Goodwill and Intangible Assets

Goodwill represents the excess of liabilities assumed over assets acquired of ArcMail and the  fair  market  value  of the  common  shares  issued  by the  Company for  the  acquisition  of

ArcMail.   In  accordance  with  ASC  Topic  No.  350  “Intangibles  –  Goodwill  and  Other”),

the  goodwill  is  not  being  amortized,  but  instead  will  be  subject  to  an  annual  assessment of  impairment  by  applying  a  fair-value  based  test,  and  will  be  reviewed  more  frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged  to  expense  in  the  period  identified.  If  indicators  of  impairment  are  present  and future cash flows  are not  expected to be  sufficient  to recover the asset’s carrying amount,

an  impairment  loss  is  charged  to  expense  in  the  period  identified.  A  lack  of  projected

future  operating  results  from  ArcMail’s  operations  may  cause  impairment.   During  the

year  ended  December  31,  2016,  goodwill  was  reallocated  to  intangible  assets  acquired  as follows:

Workforce

$

138,783

Non-compete

145,315

Customer relations

3,357,756

3,641,854

Goodwill

3,063,303

$     6,705,157

In  connection  with  management’s  decision  to  sell  Arcmail,  the  Company  recorded  an

impairment   charge   to   discontinued   operations   of   $6,263,320,   and   amortization   of

$441,837  was  charged  to  discontinued  operations  during  the  year  ended  December  31,

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

(receivable)  are  received  in  exchange  for  goods  or  services  or  when  assets  received  in

such   exchange   are   readily   convertible   to   cash   or   claim   to   cash   or   when   such

goods/services  are  transferred.  When  such  income  item  is  earned,  the  related  revenue item  is  recognized,  and  the  deferred  revenue  is  reduced.  To  the  extent  revenues  are

generated   from   the   Company’s   support   and   maintenance   services,   the   Company

recognizes  such  revenues  when  services  are  completed  and  billed.  The  Company  has received  deposits  from its  various  customers  that  have  been  recorded  as  deferred revenue and  presented  as  discontinued  liabilities  in  the  amount  of  $1,092,388  and  $1,190,279  as of the years ended December 31, 2016 and 2015, respectively.

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

Note 4 – Going Concern

The  accompanying  consolidated  financial  statements  have  been  prepared  on  a  going

concern   basis,   which   contemplates   the   realization   of   assets   and   the   satisfaction   of

liabilities  in  the  normal  course  of  business.   The  Company  is  in  the  process  of  disposing

of its  operating subsidiary and  has  a   stockholders' deficiency  of $5,869,425  at  December 31,

2016.   These   factors,   among   others,   raise   substantial   doubt   about   the   ability  of   the

Company   to   continue   as   a   going   concern   for   a   reasonable   period   of   time.  The

Company’s  continuation   as  a  going  concern  is  dependent  upon  its  ability  to  obtain

necessary  equity  financing  and   ultimately  from   generating  revenues   from   its   newly

acquired  subsidiaries  to  continue  operations.   The  Company  expects  that  working  capital

requirements  will  continue  to  be  funded  through  a  combination  of  its  existing  funds  and further  issuances  of  securities.  Working  capital  requirements  are  expected  to  increase  in

line with the  growth of  the business.   Existing working capital,  further advances  and debt

instruments,  and  anticipated  cash  flow  are  expected  to  be  adequate  to  fund  operations over the next twelve months. The Company has  no lines of credit or other bank financing arrangements.  The  Company  has  financed  operations  to  date  through  the  proceeds  of  a

private  placement  of  equity  and  debt  instruments.   In  connection  with  the  Company’s

business  plan,  management  anticipates  additional  increases  in  operating  expenses  and capital  expenditures  relating  to:  (i)  developmental  expenses  associated  with  a  start-up business  and  (ii)  marketing  expenses.  The  Company  intends  to  finance  these  expenses with  further  issuances  of  securities,  and  debt  issuances.  Thereafter,  the  Company expects it  will  need  to  raise  additional  capital  and  generate  revenues  to  meet  long-term  operating requirements.  Additional  issuances  of  equity  or  convertible  debt  securities  will  result  in dilution to current  shareholders.  Further, such securities might  have  rights, preferences or privileges  senior  to  common  stock.  Additional  financing  may  not  be  available  upon acceptable  terms,  or  at  all.  If  adequate  funds  are  not  available  or  are  not  available  on acceptable  terms,  the  Company  may  not  be  able  to  take  advantage  of  prospective  new business  endeavors  or  opportunities,  which  could  significantly  and  materially  restrict business operations

The  consolidated  financial  statements  do  not  include  any  adjustments  relating  to  the

recoverability   and   classification   of   recorded   asset   amounts   or   the   amounts   and

classification  of  liabilities  that  might  be  necessary  should  the  Company  be  unable  to continue as a going concern.

Note 5 – Property and Equipment

Property  and  equipment  are  carried  at  cost  and  consist  of  the  following  at  December  31,

2016 and 2015:

Continuing operations:

2016

2015

Office equipment and fixtures

$

7,164

$

7,164

Less: Accumulated depreciation

5,981

5,508

$

1,183

$

1,656

Discontinued operations:

2016

2015

Office equipment and fixtures

$

131,842

$

131,842

Computer hardware

92,200

90,943

Computer software

77,700

77,700

Development equipment

35,318

35,318

337,060

335,803

Less: Accumulated depreciation

318,407

297,026

$

18,653

$

38,777

Depreciation  expense  of  $473  and  $662  was  charged  to  continuing  operations  for  the years ended December 31, 2016 and 2015, respectively.

Depreciation  expense  of  $21,381  and  $6,164  was  charged  to  discontinued  operations  for the years ended December 31, 2016 and 2015, respectively.

Note 6 - Income (Loss) Per Common Share

The  Company  calculates  net  income  (loss)  per  common  share  in  accordance  with  ASC

260   “Earnings   Per   Share”  (“ASC   260”).   Basic  and   diluted   net   earnings   (loss)  per

common  share  was  determined  by  dividing  net  earnings  (loss)  applicable  to  common stockholders  by  the  weighted  average  number  of  common  shares  outstanding  during  the period.  The  Company’s  potentially  dilutive  shares,  which  include  outstanding  common stock  options  and  common  stock  warrants,  have  not  been  included  in  the  computation  of diluted  net  loss  per  share  for  the  year  ended  December  31,  2016  as  the  result  would  be anti-dilutive.

Years Ended

December 31,

2016

2015

Stock options

1,422,000

1,718,900

Stock warrants

275,000

275,000

Total shares excluded from calculation

1,697,000

1,993,900

Note 7 – Stock Based Compensation

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

Stock option activity during the  years ended December 31, 2016 and 2015 follows:

Weighted

Average

Weighted

Remaining

Weighted

Average

Average

Contractual

Options

Grant-Date

Life

Outstanding

Exercise Price

Fair Value

(Years)

Options outstanding at

December 31, 2014

1,518,900

$

0.03

$

0.10

4.76

Options granted

200,000

0.01

0.10

Options outstanding at

December 31, 2015

1,718,900

0.03

0.13

3.82

Options expired

(296,900)

0.01

--

Options outstanding at

December 31, 2016

1,422,000

$

0.03

$

0.13

5.60

Options outstanding at December 31, 2016 consist of:

Date

Number

Number

Exercise

Expiration

Issued

Outstanding

Exercisable

Price

Date

June 9, 2014

213,000

213,000

$0.03

June 9, 2024

June 9, 2014

159,000

159,000

$0.03

June 9, 2024

June 9, 2014

600,000

600,000

$0.03

June 9, 2024

June 6, 2014

250,000

250,000

$0.05

June 6, 2019

March 24, 2015

200,000

200,000

$0.01

March 24, 2020

Total

1,4228,000

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

Weighted

(1)Weighted

Weighted

Average Grant-

Average

Date

Remaining

Warrants

Average

Contractual

Outstanding

Exercise Price

Fair Value

Life (Years)

Warrants outstanding

at December 31, 2014

275,000

$

0.94

$

0.10

4.42

No warrant activity

--

--

--

Warrants outstanding

at December 31, 2015

275,000

$

0.94

$

0.10

3.42

No warrant activity

--

--

--

Warrants outstanding

at December 31, 2016

275,000

$

0.94

$

0.10

2.42

Warrant activity during the years ended December 31, 2016 and 2015 follows:

(1)  Exclusive of 25,000 warrants expiring 2 years after initial IPO.

Warrants outstanding at December 31, 2016 consist of:

Date

Number

Number

Exercise

Expiration

Issued

Outstanding

Exercisable

Price

Date

April 1, 2000

25,000

25,000

$3.00

2  years after IPO

June 1, 2009

100,000

100,000

$0.50

June 1, 2019

June 1, 2009

50,000

50,000

$0.65

June 1, 2019

June 1, 2009

50,000

50,000

$0.85

June 1, 2019

June 1, 2009

50,000

50,000

$1.15

June 1, 2019

Total

275,000

275,000

Note 8 – Deferred Revenue

Deferred  revenue  included  in  liabilities  from  discontinued  operations  represents  sales  of

maintenance  contracts  that  extend  to  and  will  be  realized  in  future  periods.    Deferred

revenue at December 31, 2016 will be realized in the following years ended

December 31,

2017

$

717,553

2018

270,715

2019

85,465

2020

15,075

2021

3,580

$     1,092,388

Note 9 – Convertible Debentures

During the year ended December 31, 2016, the Company issued convertible debentures to two individuals.

The  debentures  are  convertible  into  50,000  shares  of  common  stock  for  up  to  5  years,  at the  holders’  option,  at  an  exercise  price  of  $.50  and  $.25,  respectively.  The  debentures mature  on  the  earlier  of  the  closing  of  a  subsequent  financing  event  by  the  Company resulting  in  gross  proceeds  of  at  least  $10,000,000  or  three  years  from  the  date  of

issuance.  The  debentures  bear  interest  at  a  rate  of  10%  and  is  deferred  until  2017.    A

beneficial  conversion feature was not recorded as  the fair  market  value of the Company’s common  stock  was  less  than  the  exercise  prices  at  the  dates  of  issuance  and  through  the end of the year.

Note 10 – Notes Payable

Notes   payable   at   December   31,   2016   are   presented   in   liabilities   from   discontinued

operations  and  consist  of  various  notes  payable  in  annual  installments  totaling  $779,750

through  September  2019.   The  notes  bear  interest  at  7%  and  are  secured  by  the  assets  of

ArcMail.

Principal amounts due on notes payable for the years ended December 31, are as follows:

2017

$

779,750

2018

779,750

2019

779,750

2020

779,751

$     3,119,001

During  the  year  ended  December  31,  2016,  Arcmail  entered  into  merchant  financing agreements  with  various lenders  for  proceeds  totaling $395,583  payable in  daily amounts based  on  various  percentages  of  future  collections  of  accounts  receivable,  which  were

assigned   to   the   lenders.     The   obligations   will   be   satisfied   upon   total   payments   of

$504,591  and  will  mature  in  March  2017.   The  outstanding  balance  of  notes  payable  -

other was $153,404 and presented in liabilities from discontinued operations at December

31, 2016.

Note 11 – Stock Transactions

Common Stock Issued

The  Company  issued  25,000  common  shares  for  services,  valued  at  $.06  per  share  on

November 7, 2016.

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

The  difference  between  income  tax  expense  computed  by  applying  the  federal  statutory corporate tax rate and actual income tax expense (benefit) is as follows:

Years Ended

December 31,

2016

2015

Statutory U.S. federal income tax rate

(34.0)%

34.0%

State income taxes, net of

federal income tax benefit

(4.7)%

4.7%

Tax effect of expenses that are not

deductible for income tax purposes

30.8%

(11.2)%

Change in Valuation Allowance

7.9%

(27.5)%

Effective tax rate

(0.0)%

(0.0)%

At  December 31,  the  significant  components  of  the  deferred  tax  assets  (liabilities)  are summarized below:

2016

2015

Deferred Tax Assets:

Net Operating Losses

$1,313,180

$412,750

Other

185,670

184,646

Total deferred tax assets

1,498,850

597,397

Deferred Tax Liabilities:

--

--

Total deferred tax liabilities

--

--

Valuation Allowance

(1,498,850)

(597,397)

Net deferred tax assets

$

--

$

--

As   of   December   31,   2016,   the   Company   had   federal   and   state   net   operating   loss

carryforwards  of approximately $2.7  million  and  $3.3  million, respectively,  which  expire at  various  dates  from  2024  through  2037.  These  net  operating  loss  carryforwards  may be used  to  offset  future  taxable  income  and  thereby  reduce  the  Company’s  U.S.  federal  and state income taxes. The net operating losses may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% change in ownership as determined under the regulations.

In  accordance  with  ASC  740,  a  valuation  allowance  must  be  established  if  it  is  more likely  than  not  that  the  deferred  tax  assets  will  not  be  realized.  This  assessment  is  based upon  consideration  of  available  positive  and  negative  evidence,  which  includes,  among

other   things,   the   Company’s   most   recent   results   of   operations   and   expected   future

profitability.  Based  on  the  Company’s  cumulative  losses  in  recent  years,  a  full  valuation allowance  against  the  Company’s  deferred  tax  assets  as  of  December  31,  2016  and  2015 has  been  established  as  Management  believes  that  the  Company  will  not  realize  the benefit of those deferred tax assets.  Therefore, no tax provision has been recorded for the years ended December 31, 2016 and 2015.

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

Plan in 2016.

Note 14 – Concentrations and Credit Risk

Sales and Accounts Receivable

No  customer  accounted  for  more  than  10%  of  sales  included  in  discontinued  operations for the years ended December 31, 2016 and 2015, respectively.

Cash

Cash  is  maintained  at  a  major  financial  institution.  Accounts  held  at  U.S.  financial institutions  are  insured  by the  FDIC  up  to  $250,000.  Cash  balances  could  exceed  insured amounts  at  any  given  time,  however,  the  Company  has  not  experienced  any  such  losses.

The  Company  did  not  have  any  interest-bearing  accounts  at  December  31,  2016  and

2015, respectively.

Note 15 - Related Party Transactions

Note Payable – Related Party

ArcMail issued  a promissory note to the president  of ArcMail  on June  30,  2015 for funds advanced.  The  note  is  payable  in  annual  installments  of  $155,566  through  December

2019  and  is  presented  in  liabilities  from  discontinued  operations.    The  notes  include

interest at 6% and are subordinated to the notes payable (see Note 10).

Principal amounts due on notes payable for the years ended December 31, are as follows:

2017

$

155,566

2018

155,566

2019

155,567

2020

155,567

$

626,266

Amounts Due to Related Parties

Amounts  due  to  related  parties  with  balances  of  $508  and  $2,043  at  December  31,  2016

and  2015,  respectively,  consist  of  cash  advances  from  an  officer/stockholder.    These

advances do not bear interest and are payable on demand.

Amounts  due  to  related  parties  with  balances  of  $64,509  and  $72,827  at  December  31,

2016 and 2015, respectively, consist of cash advances from the president  of Arcmail, and

is  presented  in  liabilities  from  discontinued  operations.    These  advances  do  not  bear

interest and are payable on demand.

Note 16 – Commitments and Contingencies

Lease Commitment

The  Company  is  obligated  under  two  operating  leases  for  its  premises  that  expire  at various times through February 28, 2019.

Total  future  minimum  annual  lease  payments  under  the  leases  for  the  years  ending

December 31 are as follows:

2017

$  63,131

2018

56,743

2019

3,380

$123,254

Rent  expense  of  $19,380  and  $19,020  was  charged  to  continuing operations  for  the  years  ended

December 31, 2016 and 2015, respectively.

Rent  expense  of  $43,790  and  $48,711  was  charged  to  discontinued  operations  for  the years ended December 31, 2016 and 2015, respectively.

Contingencies

The  Company  provides  accruals  for  costs  associated  with  the  estimated  resolution  of contingencies  at  the  earliest  date  at  which  it  is  deemed  probable  that  a  liability  has  been incurred and the amount of such liability can be reasonably estimated.

Note 17 – Subsequent Events

Business Acquisitions

On  February  14,  2017,  the  Company  acquired  100%  of  the  stock  of  HubCentrix,  Inc.  in

exchange   for   15,000,000   shares   of    restricted   common   stock   of    the   Company.

HubCentrix,  Inc.,  which  subsequently  changed  its  name  to  HealthDatix,  Inc.  is  engaged in  the  business  of  streamlining  the  process  of  managing  information  in  the  document-

intensive   medical   field   for   customers   throughout   the   United   States.     Prior   to   the

acquisition, the Company issued a promissory note to HealthDatix, Inc. on November 15,

2016  for  $15,000.   The  note  bears  interest  at  a  rate  of  6%  and  is  due  on  November  15,

2017.

On  April  5,  2017,  the  Company,  through  its  wholly-owned  subsidiary  HealthDatix,  Inc.

consummated the  acquisition of certain assets of the CyberCare  Health Network Division from  EncounterCare  Solutions  Inc.  (“ECSL”)  in  accordance  with  an  Asset  Purchase

Agreement  by  and  among,  HealthDatix,  Inc.,  ECSL  and  the  Company.   Pursuant  to  the

Agreement,  ECSL  will  sell,  convey,  transfer  and  assign  to  HealthDatix,  Inc.  certain assets,  and  HealthDatix,  Inc.  will  purchase  and  accept  from  ECSL  all  rights,  title  and interest  in  and  to  the  Assets  in  exchange  for  60,000,000  shares  of  restricted  common stock of the Company.

Equity Financing Transactions

On  January 27,  2017,  the  Company entered  into  a  common  stock  subscription  agreement with  an  accredited  investor  relating  to  the  issuance  and  sale  of  the  Company’s  common

stock in a private placement.   Pursuant  to the stock subscription agreement, the Company sold  a  total  of  2,000,000  shares  of  restricted  common  stock  to  the  investor  at  $.05  per share, for aggregate consideration of $100,000.

On  March  30,  2017,  the  Company  entered  into  a  securities  purchase  agreement  with  an accredited investor pursuant to an  exemption under section 4(a)(2)  of the  securities act of

1933, pursuant to which the Company agreed to sell, and the investor agreed to purchase,

convertible  debentures  in  the  aggregate  principal  amount  of  $75,000.    The  convertible

debentures are due 9 months after issuance and bear interest at a rate of 8%. The debentures are convertible into shares of common stock of the Company 180 days following the date of funding and thereafter.  The conversion price shall be subject to a discount of 35%.  The conversion price shall be determined on the basis of the three (3) lowest closing bids for the Common Stock during the prior ten (10) trading day period.  The Investor will be limited to convert no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time.  At any time during the period beginning on the date of the Note and ending on the date which is 180 days thereafter, the Company may repay the Note by paying an amount equal to the then outstanding amount multiplied by 120%.

On  April  3,  2017,  the  Company  entered  into  a  Convertible  Promissory  Note  with  an accredited investor pursuant to an  exemption under section 4(a)(2)  of the  securities act of

1933, pursuant to which the investor agreed to lend and the Company agreed to repay the

investors  the  aggregate  principal  amount  of  $125,000.    The  convertible  note  is  due  12

months after issuance and bears interest at a rate of 12%.The Note is convertible into shares of common stock of the Company 180 days following the date of funding and thereafter.  The conversion price shall be subject to a discount of 50%.  The conversion price shall be determined on the basis of the lowest VWAP (Volume Weighted Average Price) of the Common Stock during the prior twenty (20) trading day period.  The Investor will be limited to convert no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time.  At any time during the period beginning on the date of the Note and ending on the date which is 180 days thereafter, the Company may repay the Note by paying an amount equal to the then outstanding amount multiplied by 135%.