Form 10-Q
period 2017-03-31
iGambit, Inc.
filed 2017-05-22
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

 ☑

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2017

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

2 of the Exchange Act). Yes ☐     No ☑

The  Registrant  had  117,868,990  shares  of  its  common  stock  outstanding  as  of  May  22,

2017.

iGambit Inc.

Form 10-Q

Page

No.

Part I — Financial Information

Item 1.

Financial Statements:

Condensed Consolidated Balance Sheets

2

Condensed Consolidated Statements of Income

4

Condensed Consolidated Statements of Cash Flows

5

Notes to Condensed Consolidated Financial Statements

7

Item 2.

Management’s Discussion and Analysis of Financial Condition and

Results of Operations

24

Item 3.

Quantitative and Qualitative Disclosures About Market Risk

27

Item 4.

Controls and Procedures

28

Part II — Other Information

Item 1.

Legal Proceedings

28

Item 1A.

Risk Factors

28

Item 2.

Unregistered Sales of Equity Securities and Use of Proceeds

28

Item 3.

Defaults upon Senior Securities

28

Item 4.

Removed and Reserved

28

Item 5.

Other Information

28

Item 6.

Exhibits

28

EX-31.1

EX-31.2

EX-32.1

EX-32.2

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

IGAMBIT INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

MARCH

31,

DECEMBER

2017

31,

(Unaudited)

2016

ASSETS

Current assets

Cash

$

73,527

$

10,522

Accounts receivable, net

3,500

--

Prepaid expenses and other current assets

91,449

108,941

Note receivable

--

15,000

Assets from discontinued operations, net

420,751

373,469

Total current assets

589,227

507,932

Property and equipment, net

4,770

1,183

Other assets

Intangible assets, net

849,945

--

Goodwill

277,176

--

Deposits

1,720

1,720

Total other assets

1,128,841

1,720

$

1,722,838

$

510,835

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities

Accounts payable and accrued expenses

$

374,371

$

356,005

Accrued interest on notes payable

1,801

--

Amounts due to related parties

1,000

508

Notes payable

60,500

--

Convertible debentures, net

69,634

50,000

Derivative liability

83,773

--

Liabilities from discontinued operations

6,086,635

5,973,747

Total liabilities

6,677,714

6,380,260

Stockholders' deficiency

Preferred stock, $.001 par value; authorized - 100,000,000

shares;

issued and outstanding - 0 shares in 2017 and 2016,

respectively

--

--

Common stock, $.001 par value; authorized - 200,000,000

shares;

issued and outstanding at March 31, 2017- 56,718,990

shares and

39,708,990 shares at December 31, 2016

56,719

39,709

Additional paid-in capital

5,461,110

4,321,497

(10,472,705

Accumulated deficit

)

(10,230,631)

Total stockholders' deficiency

(4,954,876)

(5,869,425)

$

1,722,838

$

510,835

See accompanying notes to the condensed consolidated financial statements.

IGAMBIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

2017

2016

Sales

$

4,350

$

--

Cost of sales

180

--

Gross profit

4,170

--

Operating expenses

General and administrative expenses

167,380

161,936

Loss from operations

(163,210)

(161,936)

Other income (expenses)

Interest expense

(11,927)

(601)

Loss from continuing operations

(175,137)

(162,537)

Loss from discontinued operations

(66,937)

(76,333)

Net loss

$

(242,074)

$

(238,870)

Basic and fully diluted income (loss) per common share:

Continuing operations

$

(.00)

$

(.01)

Discontinued operations

$

(.00)

$

(.00)

Net income (loss) per common share

$

(.00)

$

(.01)

Weighted average common shares outstanding - basic and fully diluted

48,807,434

39,683,990

See accompanying notes to the condensed consolidated financial statements.

IGAMBIT INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

2017

2016

CASH FLOWS FROM OPERATING ACTIVITIES:

Net loss

$     (242,074)

$     (238,870)

Loss from discontinued operations

66,937

76,333

Net earnings from continuing operations

(175,137)

(162,537)

Adjustments to reconcile net loss to net

cash used in operating activities

Depreciation

213

118

Amortization

12,745

--

Non cash interest expense

9,230

--

Stock-based compensation expense

800

--

Increase (Decrease) in cash flows as a result of

changes in asset and liability account balances:

Accounts receivable

(1,250)

--

Prepaid expenses and other current assets

17,492

45,262

Accounts payable and accrued expenses

18,366

104,158

Accrued interest on notes payable

1,801

--

Net cash used in continuing operating activities

(115,740)

(12,999)

Net cash used in discontinued operating activities

(8,975)

(269,436)

NET CASH USED IN OPERATING ACTIVITIES

(124,715)

(282,435)

CASH FLOWS FROM INVESTING ACTIVITIES:

Preacquisition loans to subsidiary

(50,000)

--

Cash acquired from acquisition of subsidiary

29,584

--

Net cash used in continuing investing activities

(20,416)

--

Net cash provided by discontinued investing activities

31,636

14,946

NET CASH PROVIDED BY INVESTING ACTIVITIES

11,220

14,946

CASH FLOWS FROM FINANCING ACTIVITIES:

Proceeds from issuance of convertible debentures

100,000

--

Proceeds from sale of common stock

100,000

--

Increase in amounts due to related parties

492

2,300

Net cash provided by continuing financing activities

200,492

2,300

Net cash provided by (used in) discontinued financing activities

(23,992)

158,686

NET CASH PROVIDED BY FINANCING ACTIVITIES

176,500

160,986

NET INCREASE (DECREASE) IN CASH

63,005

(106,503)

CASH - BEGINNING OF PERIOD

10,522

122,291

CASH - END OF PERIOD

$

73,527

$

15,788

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:

Interest

$

896

$

601

Non-cash investing and financing activities:

Debt discount

$

80,822

$

--

See accompanying notes to the condensed consolidated financial statements.

IGAMBIT INC.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2017 and 2016

(Unaudited)

Note 1 - Organization and Basis of Presentation

The   consolidated   financial   statements   presented   are   those   of   iGambit   Inc.,   (the

“Company”) and its wholly-owned subsidiaries, HealthDatix, Inc. (“HealthDatix”), Wala,

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

Inc. is engaged in the business of streamlining the process of managing information in the

document-intensive  medical  field  for  customers  throughout  the  United  States.   ArcMail

provides   email   archive   solutions   to   domestic   and   international   businesses   through

hardware  and  software  sales,  support,  and  maintenance.   Gotham  was  in  the  business  of

providing  media  technology  services  to  real  estate  agents  and  brokers  in  the  New  York metropolitan area.

Interim Financial Statements

The  following (a) condensed  consolidated  balance  sheet  as  of December 31, 2016,  which has  been  derived  from  audited  financial  statements,  and  (b)  the  unaudited  condensed

consolidated   interim   financial   statements   of   the   Company   have   been   prepared   in

accordance   with   the   instructions   to   Form   10-Q   and   Rule   8-03   of   Regulation   S-X.

Accordingly,  they  do  not  include  all  of  the  information  and  footnotes  required  by  GAAP

for   complete   financial   statements.   In   the   opinion   of   management,   all   adjustments

(consisting of normal recurring accruals) considered necessary for a fair presentation have been  included.  Operating  results  for  the  three  months  ended  March  31,  2017  are  not necessarily  indicative  of  results  that  may  be  expected  for  the  year  ending  December  31,

2017.  These  condensed  consolidated  financial  statements  should  be  read  in  conjunction with  the  audited  consolidated  financial  statements  and  notes  thereto  for  the  year  ended

December  31,  2016  included  in  the  Company’s  Annual  Report  on  Form  10-K,  filed  with the Securities and Exchange Commission (“SEC”) on April 17, 2017.

Business Acquisition

On  February  14,  2017,  the  Company  acquired  Healthdatix,  Inc.,  formally  known  as

HubCentrix, Inc. in accordance with a stock purchase agreement.  Previously, the Company was focused on the technology markets. The Company has tailored its strategy to focus on

pursuing   specific   medical   technology   strategies   and   objectives.    The   acquisition   of

HealthDatix,   provides   the   Company  with   its   first   medical  technology,   WellDatix,   a

proprietary  platform  that   enables   physicians   to   identify  patients   eligible  for   Annual

Wellness Visits which is reimbursed by Medicare. This technology positions the Company to  participate  in  the  anticipated  accelerated  market  needs  of  the  physician  community throughout the country.  Pursuant to the stock purchase agreement, the total consideration paid  for  the  outstanding  capital  stock  of  HealthDatix  was  15,000,000  shares  of  iGambit restricted  common  stock,  valued  at  $.07  per  share.

The  following  table  presents  the

preliminary  allocation  of  the  value  of  the  common  shares  issued  for  HealthDatix  to  the acquired identifiable assets, liabilities assumed and goodwill:

Fair Value

Cash

$

29,584

Accounts receivable, net

2,250

Fixed assets

3,800

Workforce

60,919

Software

156,925

Customer contracts

644,846

Notes payable

(60,500)

Loan payable

(65,000)

Goodwill

277,176

Purchase price

$

1,050,000

The  results  of  operations  of  HealthDatix  for  the  period  February  14,  2017  to  March  31,

2017 have been included in the consolidated statements of operations for the three months ended March 31, 2017. The following table presents pro forma results of operations of the

Company and  HealthDatix  as  if  the  acquisition  had  occurred  at  January 1,  2016.  The  pro forma  condensed  combined  financial  information  is  presented  for  informational  purposes only. The unaudited pro forma results of operations are not necessarily indicative of results that  would  have  occurred  had  the  acquisition  taken  place  at  the  beginning  of  the  earliest period presented, or of future results.

March 31,

March 31,

2017

2016

Pro forma revenue

$

7,600

$

15,750

Pro forma gross profit

$

7,413

$

9,215

Pro forma loss from operations

$

(187,172)

$

(163,460)

Pro forma net loss

$

(199,099)

$

(164,061)

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

The  assets  and  liabilities  of  the  discontinued  operations  are  presented  in  the  consolidated balance  sheets  under  the  captions  “Assets  from  discontinued  operations”  and  “Liabilities

from  discontinued  operations”,  respectively.   The  underlying  assets  and  liabilities  of  the

discontinued  operations  as  of  March  31,  2017  and  December  31,  2016  are  presented  as follows:

2017

2016

Assets:

Cash (overdraft)

$

(15,959)

$

17,323

Accounts receivable, net

387,368

321,033

Inventory

16,640

1,160

Prepaid expenses

16,940

15,300

Property and equipment

15,762

18,653

Total assets

$

420,751

$

373,469

Liabilities:

Accounts payable and accrued expenses

364,681

359,996

Accrued interest on notes payable

622,160

558,183

Amounts due to related party

28,570

64,509

Deferred revenue

1,160,606

1,092,388

Notes payable

3,119,001

3,119,001

Notes payable - other

165,351

153,404

Note payable - related party

626,266

626,266

$     6,086,635

$     5,973,747

The  components  of  loss  from  discontinued  operations  presented  in  the  consolidated statements of operations for the three months ended March 31, 2017 and 2016 are presented as follows:

2017

2016

Sales

$

386,157

$

403,750

Cost of sales

(29,462)

(3,191)

General and administrative expenses

(326,247)

(384,660)

Depreciation and amortization

(4,537)

(6,172)

Interest expense

(92,848)

(86,060)

Loss from discontinued operations

$

(66,937)

$

(76,333)

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-

owned  subsidiaries,  HealthDatix,  Inc.,  Wala,  Inc.  and  Gotham  Innovation  Lab,  Inc.  All

intercompany accounts and transactions have been eliminated.

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

Fair Value Measurements

The  Company  adopted  the  provisions  of  ASC  Topic  820,  Fair  Value  Measurements  and

Disclosures,  which  defines  fair  value  as  used  in  numerous  accounting  pronouncements,

establishes  a  framework  for  measuring  fair  value  and  expands  disclosure  of  fair  value measurements.

The   estimated   fair   value   of   certain   financial   instruments,   including   cash   and   cash

equivalents,  accounts  receivable,  accounts  payable  and  accrued  expenses  are  carried  at historical cost basis, which approximates their fair values because of the short-term nature of  these  instruments.  The  carrying  amounts  of  our  short  and  long  term  credit  obligations approximate  fair  value  because  the  effective  yields  on  these  obligations,  which  include contractual interest rates taken together with other features such as concurrent issuances of warrants  and/or  embedded  conversion  options,  are  comparable  to  rates  of  returns  for instruments of similar credit risk.

ASC  820  defines  fair  value  as  the  exchange  price  that  would  be  received  for  an  asset  or paid to transfer a liability (an exit price) in the  principal or most  advantageous market for

the   asset   or   liability   in   an   orderly   transaction   between   market   participants   on   the

measurement date. ASC 820 also establishes a fair value hierarchy, which requires an entity to  maximize  the  use  of  observable  inputs  and  minimize  the  use  of  unobservable  inputs when  measuring  fair  value.  ASC  820  describes  three  levels  of  inputs  that  may be  used  to measure fair value:

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level  3  – inputs that  are  unobservable  (for example cash  flow modeling inputs based on assumptions)

The  derivative  liability in  connection  with  the  conversion  feature  of  the  convertible  debt,

classified  as  a  Level  3  liability,  is  the  only  financial  liability  measure  at  fair  value  on  a recurring basis.

The change in the Level 3 financial instrument is as follows:

Balance, January 1, 2017

$

—

·

Issued during the Period

75,000

·

Converted during the Period

—

·

Change in fair value recognized in operations

8,773

Balance, March 31, 2017

$

83,773

Revenue Recognition

iGambit is a holding company and has no sources of revenue.

HealthDatix’s  revenues  are  derived  primarily  from  its  Software  as  a  Service  (SaaS)

offerings that are rendered to healthcare providers.  HealthDatix  recognizes revenues when the  products  or  services  have  been  provided  or  delivered,  the  fees  charged  are  fixed  or determinable,  HealthDatix  and  its  customers  understand  the  specific  nature  and  terms  of the agreed upon transactions, and collectability is reasonably assured.

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

Advertising Costs

The  Company  expenses  advertising  costs  as  incurred.    Advertising  costs  for  the  three

months ended March 31, 2017 and 2016 were $299 and $0, respectively.

Cash and Cash Equivalents

For  purposes  of  reporting  cash  flows,  cash  and  cash  equivalents  include  checking  and money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

Accounts Receivable

The   Company   analyzes   the   collectability   of   accounts   receivable   from   continuing

operations   each   accounting   period   and   adjusts   its   allowance   for   doubtful   accounts

accordingly.  A considerable amount of judgment is required in assessing the realization of

accounts   receivables,   including   the   creditworthiness   of   each   customer,   current   and

historical  collection  history  and  the  related  aging  of  past  due  balances.   The  Company

evaluates  specific  accounts  when  it  becomes  aware  of  information  indicating  that  a customer  may  not  be  able  to  meet  its  financial  obligations  due  to  deterioration  of  its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to

render  payment.   Allowance  for  doubtful  accounts  was  $8,345  at  March  31,  2017  and

December  31,  2016,  respectively.    Bad  debt  expense  of  $0  and  $63  was  charged  to

operations for the three months ended March 31, 2017 and 2016, respectively.

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

Software

5 years

Workforce

10 years

Customer contracts

10 years

Goodwill

Goodwill  represents  the  excess  of liabilities  assumed over assets  acquired  of HealthDatix and the fair market value of the common shares issued by the Company for the acquisition

of  HealthDatix.    In  accordance  with  ASC  Topic  No.  350  “Intangibles  –  Goodwill  and

Other”),  the  goodwill  is  not  being  amortized,  but  instead  will  be  subject  to  an  annual assessment  of  impairment  by applying  a  fair-value  based  test,  and  will  be  reviewed  more

frequently   if   current   events   and   circumstances   indicate   a   possible   impairment.   An

impairment loss is charged to expense in the period identified. If indicators of impairment are  present  and  future  cash  flows  are  not  expected  to  be  sufficient  to  recover  the  asset’s carrying  amount,  an  impairment  loss  is  charged  to  expense  in  the  period  identified.  No impairment was recorded during the three months ended March 31, 2017.

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

Deferred Revenue

Deposits   from   customers   included   in   discontinued   operations   are  not  recognized   as

revenues,  but  as  liabilities,  until  the  following  conditions  are  met:  revenues  are  realized when cash or claims to cash (receivable) are received in exchange for goods or services or when  assets  received  in  such  exchange  are  readily convertible  to  cash  or claim  to  cash  or when  such  goods/services  are  transferred.  When  such  income  item  is  earned,  the  related revenue  item  is  recognized,  and  the  deferred  revenue  is  reduced.  To  the  extent  revenues are  generated  from  the  Company’s  support  and  maintenance  services,  the  Company recognizes  such  revenues  when  services  are  completed  and  billed.  The  Company  has received  deposits  from its  various  customers  that  have  been  recorded  as  deferred revenue and presented as discontinued liabilities in the amount of $1,160,606 and $1,092,388 as of

March 31, 2017 and December 31, 2016, respectively.

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

Note 4 – Going Concern

The  accompanying  consolidated  financial  statements  have  been  prepared  on  a  going concern basis, which contemplates the realization of assets and the satisfaction of liabilities

in  the  normal  course  of  business.   The  Company  is  in  the  process  of  disposing  of  its operating subsidiary, Arcmail and has stockholders’ deficiency of $4,954,876 at March 31,

2017. These factors, among others, raise substantial doubt about the ability of the Company

to   continue   as   a   going   concern   for   a   reasonable   period   of   time.  The   Company’s

continuation  as  a  going  concern  is  dependent  upon  its  ability  to  obtain  necessary  equity financing and ultimately from generating revenues from its newly acquired subsidiaries to

continue   operations.     The   Company  expects   that   working   capital   requirements   will

continue to be funded through a combination of its existing funds and further issuances of securities.  Working  capital  requirements  are  expected  to  increase  in  line  with  the  growth

of  the  business.    Existing  working  capital,  further  advances  and  debt  instruments,  and anticipated cash flow are  expected to be adequate to fund operations over the next twelve months.  The  Company  has  no  lines  of  credit  or  other  bank  financing  arrangements.  The

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

Additional issuances of equity or convertible debt securities will result in dilution to current stockholders. Further, such securities might have rights, preferences or privileges senior to common stock. Additional financing may not be available upon acceptable terms, or at all.

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

Note 5 – Property and Equipment

Property and equipment are carried at cost and consist of the following at March 31, 2017 and December 31, 2016:

Continuing operations:

2017

2016

Office equipment and fixtures

$

10,964

$

7,164

Less: Accumulated depreciation

6,194

5,981

$

4,770

$

1,183

Discontinued operations:

2017

2016

Office equipment and fixtures

$

131,842

$

131,842

Computer hardware

93,846

92,200

Computer software

77,700

77,700

Development equipment

35,318

35,318

338,706

337,060

Less: Accumulated depreciation

322,944

318,407

$

15,762

$

18,653

Depreciation expense of $213 and $118 was charged to continuing operations for the three months ended March 31, 2017 and 2016, respectively.

Depreciation expense of $4,538 and $6,172 was charged to discontinued operations for the three months ended March 31, 2017 and 2016, respectively.

Note 6 – Intangible Assets

Intangible  assets  from the acquisition of HealthDatix  are carried at  cost  and consist of the following at March 31, 2017:

Life

Workforce

$

60,919

10 years

Software

156,925

5 years

Customer contracts

644,846

10 years

862,690

Less: Accumulated amortization

12,745

$

849,945

Amortization  expense  of  $12,745  was  charged  to  continuing  operations  for  the  three months ended March 31, 2017.

Note 7 - Earnings (Loss) Per Common Share

The  Company  calculates  net  earnings  (loss)  per  common  share  in  accordance  with  ASC

260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share  was  determined  by  dividing net  earnings  (loss)  applicable  to  common  stockholders by  the  weighted  average  number  of  common  shares  outstanding  during  the  period.  The

Company’s  potentially  dilutive  shares,  which  include  outstanding common  stock  options and  common  stock  warrants,  have  not  been  included  in  the  computation  of  diluted  net income (loss) per share for all periods as the result would be anti-dilutive.

Three Months Ended

March 31,

2017

2016

Stock options

663,000

1,718,900

Stock warrants

400,000

275,000

Total shares excluded from calculation

1,063,000

1,993,900

Note 8 – Stock Based Compensation

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

Stock option activity during the three months ended March 31, 2017 and 2016 follows:

Weighted

Average

Weighted

Remaining

Weighted

Average

Average

Contractual

Options

Grant-Date

Life

Outstanding

Exercise Price

Fair Value

(Years)

Options outstanding at

December 31, 2015

1,718,900

$

0.03

$

0.13

3.82

No option activity

--

--

--

Options outstanding at

March 31, 2016

1,718,900

$

0.03

0.13

3.57

Options outstanding at

December 31, 2016

1,422,000

$

0.03

0.13

5.60

Options cancelled

(759,000)

$

0.03

--

Options outstanding at

March 31, 2017

663,000

$

0.03

$

0.13

4.12

Options outstanding at March 31, 2017 consist of:

Date

Number

Number

Exercise

Expiration

Issued

Outstanding

Exercisable

Price

Date

June 9, 2014

213,000

213,000

$0.03

June 9, 2024

June 6, 2014

250,000

250,000

$0.05

June 6, 2019

March 24, 2015

200,000

200,000

$0.01

March 24, 2020

Total

663,000

663,000

Warrants

In  addition  to  our  2006  Long  Term  Incentive  Plan,  we  have  issued  and  have  outstanding compensatory  warrants  to  two  consultants  entitling  the  holders  to  purchase  a  total  of

275,000  shares  of  our  common  stock  at  an  average  exercise  price  of  $0.94  per  share.

Warrants  to  purchase  25,000  shares  of  common  stock  vest  6  months  after  the  Company engages  in  an  IPO,  have  an  exercise  price  of $3.00  per share, and  expire  2  years  after the

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

Warrant activity during the three months ended March 31, 2017 and 2016 follows:

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

0.94

$

0.10

2.42

Warrant granted

125,000

0.40

--

Warrants outstanding

at March 31, 2017

400,000

$

0.62

$

0.10

4.03

(1)  Exclusive of 25,000 warrants expiring 2 years after initial IPO.

Warrants outstanding at March 31, 2017 consist of:

Date

Number

Number

Exercise

Expiration

Issued

Outstanding

Exercisable

Price

Date

April 1, 2000

25,000

25,000

$3.00

2 years after IPO

June 1, 2009

100,000

100,000

$0.50

June 1, 2019

June 1, 2009

50,000

50,000

$0.65

June 1, 2019

June 1, 2009

50,000

50,000

$0.85

June 1, 2019

June 1, 2009

50,000

50,000

$1.15

June 1, 2019

January 1, 2017

50,000

50,000

$0.25

October 10, 2021

January 1, 2017

50,000

50,000

$0.50

November 7, 2021

January 5, 2017

25,000

25,000

$0.50

January 5, 2022

Total

400,000

400,000

Note 9 – Deferred Revenue

Deferred  revenue  included  in  liabilities  from  discontinued  operations  represents  sales  of

maintenance  contracts  that  extend  to  and  will  be  realized  in  future  periods.    Deferred

revenue at March 31, 2017 will be realized in the following years ended December 31,

2017

$

651,327

2018

317,274

2019

128,758

2020

58,368

2021

4,779

2022

100

$

1,160,606

Note 10 – Convertible Debt

Convertible Note Payable

On March 30, 2017, the Company issued an 8% convertible note in the aggregate principal

amount  of  $75,000,  convertible  into  shares  of  the  Company’s  common  stock.   The  Note,

including  accrued  interest  is  due  January  15,  2018  and  is  convertible  any  time  after  180 days at the option of the holder into shares of the Company’s common stock at 65% of the average  stock  price  of  the  lowest  3  closing  bid  prices  during  the  10  trading  day  period

ending  on  the  latest  complete  trading  day  prior  to  the  conversion  date.    The  Company

recorded a debt  discount related to identified embedded derivatives relating to conversion features  and  a  reset  provisions  (see  Note  11)  based  fair  values  as  of  the  inception  date  of the Note.  The calculated debt discount equaled the face of the note and is being amortized over the term of the note.

Convertible Debentures

The Company issued convertible debentures to an individual during the three months ended

March 31, 2017 and to two individuals during the year ended December 31, 2016.

The  debentures  are  convertible  into  75,000  shares  of  common  stock  for  up  to  5  years,  at the  holders’  option,  at  an  exercise  price  of  $.50  and  $.25,  respectively.  The  debentures mature  on  the  earlier  of  the  closing  of  a  subsequent  financing  event  by  the  Company resulting in gross proceeds of at least $10,000,000 or three years from the date of issuance.

The  debentures  bear  interest  at  a  rate  of  10%.   A  beneficial  conversion  feature  was  not

recorded  as  the  fair  market  value  of  the  Company’s  common  stock  was  less  than  the exercise prices at the dates of issuance and through the end of the period.  Interest expense on  the  convertible  debentures  of  $1,801  was  recorded  for  the  three  months  ended  March

31, 2017.

Note 11 – Derivative Liability

Convertible Note

During  the  three  months  ended  March  31,  2017,  the  Company  issued  a  convertible  note

(see Note 10 above).

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

$83,773  in  which  to  the  extent  of  the  face  value  of  convertible  note  was  treated  as  debt discount with the remainder treated as interest expense.

The  fair  value  of the  embedded  derivatives  at  March  31,  2017,  in  the  amount  of $83,773,

was   determined   using   the   Binomial   Option   Pricing   Model   based   on   the   following

assumptions:  (1)  dividend  yield  of  0%;  (2)  expected  volatility  of  211.00%,  (3)  weighted average  risk-free  interest  rate of  0.12%,  (4)  expected life  of  0.80  years,  and  (5)  estimated fair  value  of  the  Company’s  common  stock  of  $0.09  per  share.  The  Company  recorded interest  expense  from  the  excess  of  the  derivative  liability  over  the  convertible  note  of

$8,773 during the three months ended March 31, 2017.

Based  upon  ASC  840-15-25  (EITF  Issue  00-19,  paragraph  11)  the  Company has  adopted

a   sequencing   approach   regarding   the   application   of   ASC   815-40   to   its   outstanding

convertible note. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

Note 12 – Notes Payable

Notes   payable   from   continuing   operations   at   March   31,   2017   consists   of   loans   to

HealthDatix from 3 individuals totaling $60,500.   The loans do not bear interest and there

are no specific terms for repayment.

Notes payable at March 31, 2017 are presented in  liabilities from discontinued operations and  consist  of  various  notes  payable  in  annual  installments  totaling  $779,750  through

September 2019.  The notes include interest at 7% and are secured by the assets of ArcMail.

Principal amounts due on notes payable for the years ended December 31, are as follows:

2017

$

779,750

2018

779,750

2019

779,750

2020

779,751

$

3,119,001

During the three  months  ended  March 31, 2017,  Arcmail entered into merchant financing agreements  with  various lenders  for  proceeds  totaling $182,474  payable in  daily amounts based  on  various  percentages  of  future  collections  of  accounts  receivable,  which  were assigned to the lenders.  The obligations will be satisfied upon total payments of $228,120

and  will  mature  in  June  2017.    The  outstanding  balance  of  notes  payable  -  other  was

$165,351 and is presented in liabilities from discontinued operations at March 31, 2017.

Note 13 – Stock Transactions

Common Stock Issued

In   connection   with   the   acquisition   of   HealthDatix   the   Company   issued   15,000,000

common  shares  valued  at  $.07  per  share  to  the  shareholders  of  HealthDatix  on  February

14, 2017.

The  Company  sold  2  million  shares  of  common  stock  to  an  investor  valued  at  $.05  per share on January 27, 2017.

The  Company  issued  10,000  common  shares  for  services,  valued  at  $.08  per  share  on

January 5, 2017.

Note 14 - Income Taxes

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

Note 15 - Retirement Plan

ArcMail has a defined contribution 401(k) plan, which covers substantially all employees.

Under  the  terms   of  the  Plan,  Arcmail  is   currently  not  required   to  match  employee

contributions.  The Company did not  make any employer contributions to the Plan during the three months ended March 31, 2017.

Note 16 – Concentrations and Credit Risk

Sales and Accounts Receivable

HealthDatix had sales to two customers which accounted for approximately 80% and 11%,

respectively of HealthDatix’s total sales for the three months ended March 31, 2017.  One customer accounted for 100% of accounts receivable at March 31, 2017.

No customer accounted for more than 10% of sales included in discontinued operations for the three months ended March 31, 2017 and 2016, respectively.

Cash

Cash  is  maintained  at  a  major  financial  institution.  Accounts  held  at  U.S.  financial institutions  are  insured  by the  FDIC  up  to  $250,000.  Cash  balances  could  exceed  insured amounts  at  any  given  time,  however,  the  Company  has  not  experienced  any  such  losses.

The Company did not have any interest-bearing accounts at March 31, 2017 and December

31, 2016, respectively.

Note 17 - Related Party Transactions

Note Payable – Related Party

ArcMail issued  a promissory note to the president  of ArcMail  on June  30,  2015 for funds advanced. The note is payable in annual installments of $155,566 through December 2019

and  is  presented  in  liabilities  from  discontinued  operations.   The  notes  include  interest  at

6% and are subordinated to the notes payable (see Note 12).

Principal amounts due on notes payable for the years ended December 31, are as follows:

2017

$

155,566

2018

155,566

2019

155,567

2020

155,567

$

626,266

Amounts Due to Related Parties

Amounts  due  to  related  parties  with  balances  of  $1,000  and  $508  at  March  31,  2017  and

December  31,  2016,  respectively,  consist  of  cash  advances  from  an  officer/stockholder.

These advances do not bear interest and are payable on demand.

Amounts  due  to  related  parties  with  balances  of  $28,570  and  $64,509  at  March  31,  2017 and  December  31,  2016,  respectively,  consist  of  cash  advances  from  the  president  of

Arcmail,  and  is  presented  in  liabilities  from  discontinued  operations.   These  advances  do

not bear interest and are payable on demand.

Note 18 – Commitments and Contingencies

Lease Commitment

The Company is obligated under two operating leases for its premises that expire at various times through February 28, 2019.

Total  future  minimum  annual  lease  payments  under  the  leases  for  the  years  ending

December 31 are as follows:

2017

$  47,429

2018

56,743

2019

3,380

$107,552

Rent  expense  of  $5,591  and  $4,800  was  charged  to  continuing  operations  for  the  three months ended March 31, 2017 and 2016, respectively.

Rent expense of $10,807 and $8,635 was charged  to discontinued operations for the three months ended March 31, 2017 and 2016, respectively.

Note 19 – Subsequent Events

Business Acquisition

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

Equity Financing Transaction

On  April  3,  2017,  the  Company  entered  into  a  Convertible  Promissory  Note  with  an accredited investor pursuant to an  exemption under section 4(a)(2)  of the  securities act of

1933, pursuant to which the investor agreed to lend and the Company agreed to repay the

investors  the  aggregate  principal  amount  of  $125,000.    The  convertible  note  is  due  12

months  after  issuance  and  bears  interest  at  a  rate  of  12%.   The  Note  is  convertible  into

shares  of  common  stock  of  the  Company  180  days  following  the  date  of  funding  and

thereafter.   The  conversion  price  shall  be  subject  to  a  discount  of  50%.   The  conversion

price shall be determined on the basis of the lowest VWAP  (Volume   Weighted   Average

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

Assets.  At  March  31,  2017,  we  had  $1,722,838  in  total  assets,  compared  to

$510,835  at  December  31,  2016.  The  increase  in  total  assets  was  primarily  due  to  the

increase   in   cash   and   the   increase   in   intangible   assets   from   the   acquisition   of   our

HealthDatix subsidiary.

Liabilities.  At  March  31,  2017,  our  total  liabilities  were  $6,677,714  compared  to

$6,380,260  at  December  31,  2016.  Our  current  liabilities  at  March  31,  2017  consisted  of accounts payable and  accrued  expenses of $374,371, accrued  interest  on notes payable of

$1,801,  amounts  due  to  related  parties  of  $1,000,  notes  payable  of  $60,500,  convertible debentures  of  $69,634,  derivative  liability  of  $83,773  and  liabilities  from  discontinued

operations  of  $6,086,635,  whereas  our  total  liabilities  at  December 31,  2016  consisted  of current liabilities including accounts payable and accrued expenses of $356,005,  amounts

due  to    related  parties  of  $508,  convertible  debentures  of  $50,000  and  liabilities  from discontinued operations of $5,973,747.

Stockholders’ Deficiency. Our Stockholders’ Deficiency decreased to $(4,954,876)

at March 31, 2017 from $(5,869,425) at  December 31, 2016. This  decrease  was primarily due to an increase in Common Stock and Additional  paid-in capital  from the HealthDatix acquisition during the three months ended March 31, 2017.

THREE   MONTHS   ENDED   MARCH   31,   2017   AS   COMPARED   TO   THREE

MONTHS ENDED MARCH 31, 2017

Revenues  and   Net  Loss.     We  had   $4,350  of  revenue  from  our  HealthDatix

subsidiary  and  a  net  loss  of  $242,074  during  the  three  months  ended  March  31,  2017,

compared  to  revenue  of  $0  and  a  net  loss  of  $238,870  for  the  three  months  ended  March

31,  2016.   The  increase  in  revenue  was  due  primarily  to  the  revenue  generated  by  our

HealthDatix   subsidiary   acquired   in   February   2017.      In   addition   to   HealthDatix’s

operations, we had a loss from discontinued operations of $(66,937) compared to $(76,333)

for the three months ended March 31, 2017 and March 31, 2016, respectively.

General  and  Administrative  Expenses.  General  and  Administrative  Expenses

increased  to  $167,380  for  the  three  months  ended  March  31,  2017  from  $161,936  for  the three  months  ended  March  31,  2016.  For  the  three  months  ended  March  31,  2017  our

General  and  Administrative  Expenses  consisted  of  corporate  administrative  expenses  of

$40,324, legal and accounting fees of $36,600, employee benefits expenses (health and life

insurance)  of  $12,665,    marketing  expenses  of  $16,666,  payroll  expenses  of  $34,483,

consulting expenses of $8,025, commissions  and fees expenses  of $11,000, and exchange

filing  fees  of  $7,617.    For  the  three  months  ended  March  31,  2016  our  General  and

Administrative Expenses consisted of corporate administrative expenses of $34,754, legal and accounting fees of $28,935 employee  benefits (health and  life insurance)  expenses of

$5856, directors and officers insurance expenses of $11,136, payroll expenses of $56,258,

finders fees and commissions expenses of $17,500 and exchange filing fees of $7,500.  The increases  from  the  three  months  ended  March  31,  2016  to  the  three  months  ended  March

31,  2017  relate  primarily  due  to:  (i) an  increase  in  employee  benefits  expenses;  (  (ii)  an increase  in  marketing  expenses;  and  (iii)  an  increase  in  general  and  administrative  costs associated  with  the  operation  of  our  HealthDatix  subsidiary.  Costs  associated  with  our officers’ salaries  and the operation of our HealthDatix subsidiary are expected to increase going  forward,  as  we  expand  the  business  operations  of  HealthDatix  which  would  likely increase our corporate administrative expenses.

Other  Income  (Expense).  We  reported  interest  expense  of  $11,927  and  $601  for

the  three  months  ended  March  31, 2017  and  March  31,  2016, respectively.   Amortization

of debt discount of $457 for the convertible note payable was reported for the three months ended March 31, 2017.

LIQUIDITY AND CAPITAL RESOURCES

General

As  reflected  in  the  accompanying  consolidated  financial  statements,  at  March  31,

2017, we had $73,527 of cash and stockholders’ deficiency of $(4,954,867).  At December

31, 2016, we had $10,522 of cash and stockholders’ deficiency of $(5,869,425).

Our primary capital requirements in 2017 are likely to arise from the expansion of

our HealthDatix  operations.   It is not  possible to quantify those costs  at  this point in time,

in  that  they  depend  on  HealthDatix’s  business  opportunities  and  the  state  of  the  overall economy.  We  anticipate  raising  capital  in  the  private  markets  to  cover  any  such  costs,

though there can be no guaranty we will be able to do so on terms we deem to be acceptable.

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

Cash Flow Activity

Net  cash  used  in  operating  activities  was  $174,715,  for  the  three  months  ended

March  31, 2017,  compared  to $282,435  for the  three  months  ended  March  31, 2016.   Net

cash  used  in  continuing  operating  activities  was  $115,740  for  the  three  months  ended

March  31,  2017,  compared  to  $12,999  for  the  three  months  ended  March  31,  2017.  Our primary  use  of  operating  cash  flows  from  continuing  operating  activities  was  from  net losses  of  $242,074  and  $238,870  for  the  three  months  ended  March  31,  2017  and  2016,

respectively.    Additional  contributing  factors  to  the  change  were  from  an  increase  in accounts  receivable  of  $1,250,  decrease  in  prepaid  expenses  of  $17,492,  an  increase  in accounts payable and accrued expenses of $18,366, and an increase in accrued interest on notes payable of $1,801.  Net cash used in discontinued operating activities was $8,975 for the  three  months  ended  March  31,  2017  and  $269,436  for  the  three  months  ended  March

31, 2016.  Cash used in discontinued operations was primarily from net losses of $66,937 and $76,333 from our ArcMail subsidiary for the three months ended March 31, 2017 and

2016, respectively.

Net  cash  provided  by  continuing  investing  activities  was  $20,416  for  the  three  months ended  March  31,  2017  and  $0  for  the  three  months  ended  March  31,  2016.  For  the  three months  ended  March  31,  2017  the  primary source  of  cash  flows  from  investing  activities was  from  cash  received  from  the  acquisition  of  our  HealthDatix  subsidiary.  Net  cash provided  by  discontinued  investing  activities  was  $31,636  for  the  three  months  ended

March 31, 2017 and $14,946 for the three months ended March 31, 2016.

Net  Cash  provided  by  financing  activities  was  $176,500  for  the  three  months  ended

March  31,  2017  compared  to  $160,986  for  the  three  months  ended  March  31,  2016.  The cash  flows  provided  by continuing financing  activities  for  the  three  months  ended  March

31,  2017  was  primarily  from  $100,000  in  proceeds  from  the  sale  of  stock,  $100,000  in proceeds from convertible debentures and $492 in advances from related parties. The cash flows  provided  by  continuing  financing  activities  for  the  three  months  ended  March  31,

2016  consisted  of  amounts  due  to  related  parties  of  $2,300.  The  cash  flows  used  in discontinued financing activities for the three months ended March 31, 2017 was $23,992 compared  to  $158,686  in  cash  flows  provided  by discontinued  financing activities  for the three months ended March 31, 2016.

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

Based  on this  evaluation,  our  chief  executive  officer  and  chief  financial  officer concluded that, as of March 31, 2017, our disclosure controls and procedures are designed at  a  reasonable  assurance  level  and  are  effective  to  provide  reasonable  assurance  that information we are required to disclose in reports that we file or submit under the Exchange

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

Changes in Internal Control over Financial Reporting

There  were  no  changes  in  our  internal  control  over  financial  reporting  that  occurred during the  quarter  ended  March  31,  2017  that  have  materially  affected,  or  are  reasonably likely to materially affect, our internal control over financial reporting

.

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

2017.

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

Securities Exchange Act of 1934, as amended.)

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 22, 2017.

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