Form 10-Q
period 2017-06-30
iGambit, Inc.
filed 2017-08-18
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2017

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

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Emerging Growth Company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The Registrant had 111,868,990 shares of its common stock outstanding as of August 18, 2017.

1

iGambit Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

IGAMBIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30,
	2017	DECEMBER 31,
	(Unaudited)	2016
ASSETS
Current assets
Cash	$3,524	$10,522
Accounts receivable, net	225	—
Prepaid expenses and other current assets	76,231	108,941
Note receivable	—	15,000
Assets from discontinued operations, net	756	373,469
Total current assets	80,736	507,932

Property and equipment, net	4,462	1,183

Other assets
Intangible assets, net	6,524,454	—
Goodwill	277,176	—
Deposits	1,720	1,720
Total other assets	6,803,350	1,720

	$6,888,548	$510,835

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$291,104	$356,005
Accrued interest on notes payable	8,800	—
Amounts due to related parties	—	508
Notes payable	52,500	—
Convertible debentures, net	269,925	50,000
Liabilities from discontinued operations	—	5,973,747
Total liabilities	622,329	6,380,260

Stockholders' equity (deficiency)
Preferred stock, $.001 par value; authorized - 100,000,000 shares;issued and outstanding - 0 shares in 2017 and 2016, respectively	—	—
Common stock, $.001 par value; authorized - 200,000,000 shares; issued and outstanding at June 30, 2017- 118,918,990 shares and 39,708,990 shares at December 31, 2016	118,919	39,709
Additional paid-in capital	12,212,435	4,321,497
Accumulated deficit	(5,065,135)	(10,230,631)
	7,266,219	(5,869,425)
Less: Treasury stock; 10,000,000 shares, at cost	(1,000,000)	—
Total stockholders' equity (deficiency)	6,266,219	(5,869,425)
	$6,888,548	$510,835

See accompanying notes to the condensed consolidated financial statements.

IGAMBIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	JUNE 30,		JUNE 30,
	2017	2016	2017	2016
Sales	$4,595	$—	$8,945	$—

Cost of sales	14,432	—	14,612	—

Gross profit (loss)	(9,837)	—	(5,667)	—

Operating expenses
General and administrative expenses	1,238,703	64,511	1,406,083	226,447

Loss from operations	(1,248,540)	(64,511)	(1,411,750)	(226,447)

Other expenses
Interest expense	(1,738)	(611)	(13,665)	(1,212)
Loss on sale of subsidiary	(396,972)	—	(396,972)	—

Total other expenses	(398,710)	(611)	(410,637)	(1,212)

Loss from continuing operations	(1,647,250)	(65,122)	(1,822,387)	(227,659)

Loss from discontinued operations	—	(30,930)	(66,937)	(107,263)

Net loss	$(1,647,250)	$(96,052)	$(1,889,324)	$(334,922)

Basic and fully diluted loss per common share:
Continuing operations	$(.03)	$(.00)	$(.03)	$(.01)
Discontinued operations	$.00	$.00	$.00	$.00
Net loss per common share	$(.03)	$(.00)	$(.03)	$(.01)

Weighted average common shares outstanding - basic and fully diluted	58,686,023	39,683,990	53,774,018	39,683,990

See accompanying notes to the condensed consolidated financial statements.

IGAMBIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30,
(UNAUDITED)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,889,324)	$(334,922)
Loss from discontinued operations	66,937	107,263
Net loss from continuing operations	(1,822,387)	(227,659)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	522	236
Amortization	338,236	—
Non cash interest expense	748	—
Loss on sale of subsidiary	396,972	—
Stock-based compensation expense	739,325	—
Increase (Decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	2,025	—
Prepaid expenses and other current assets	32,710	88,369
Accounts payable and accrued expenses	(64,901)	113,820
Accrued interest on notes payable	8,800	—
Net cash used in continuing operating activities	(367,950)	(25,234)
Net cash provided by (used in) discontinued operating activities	258	(198,468)
NET CASH USED IN OPERATING ACTIVITIES	(367,692)	(223,702)

CASH FLOWS FROM INVESTING ACTIVITIES:
Preacquisition loans to subsidiary	(50,000)	—
Loans to deconsolidated subsidiary	(10,382)	—
Cash acquired from acquisition of subsidiary	29,584	—
Net cash used in continuing investing activities	(30,798)	—
Net cash used in discontinued investing activities	—	(6,201)
NET CASH USED IN INVESTING ACTIVITIES	(30,798)	(6,201)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	225,000	—
Proceeds from sale of common stock	175,000	—
Repayment of notes payable	(8,000)	—
Increase (decrease) in amounts due to related parties	(508)	3,900
Net cash provided by continuing financing activities	391,492	3,900
Net cash provided by discontinued financing activities	—	108,561
NET CASH PROVIDED BY FINANCING ACTIVITIES	391,492	112,461

NET DECREASE IN CASH	(6,998)	(117,442)

CASH - BEGINNING OF PERIOD	10,522	122,291

CASH - END OF PERIOD	$3,524	$4,849

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,502	$1,212

Non-cash investing and financing activities:
Debt discount	$5,822	$—
Common stock issued in payment of accounts payable	11,250	$—

See accompanying notes to the condensed consolidated financial statements.

IGAMBIT INC.

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2017 and 2016

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017 or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 17, 2017.

Business Acquisitions

On February 14, 2017, the Company acquired Healthdatix, Inc., formerly known as HubCentrix, Inc. in accordance with a stock purchase agreement. Previously, the Company was focused on the technology markets. The Company has tailored its strategy to focus on pursuing specific medical technology strategies and objectives.  The acquisition of HealthDatix, provides the Company with its first medical technology, WellDatix, a proprietary platform that enables physicians to identify patients eligible for Annual Wellness Visits which is reimbursed by Medicare. This technology positions the Company to participate in the anticipated accelerated market needs of the physician community throughout the country. Pursuant to the stock purchase agreement, the total consideration paid for the outstanding capital stock of HealthDatix was 15,000,000 shares of iGambit restricted common stock, valued at $.07 per share. The following table presents the preliminary allocation of the value of the common shares issued for HealthDatix to the acquired identifiable assets, liabilities assumed and goodwill:

Fair Value
Cash	$29,584
Accounts receivable, net	2,250
Fixed assets	3,800
Workforce	60,919
Software	156,925
Customer contracts	644,846
Notes payable	(60,500)
Loan payable	(65,000)
Goodwill	277,176
Purchase price	$1,050,000

The results of operations of HealthDatix for the period February 14, 2017 to June 30, 2017 have been included in the consolidated statements of operations for the three and six months ended June 30, 2017. The following table presents unaudited pro forma results of operations of the Company and HealthDatix as if the acquisition had occurred at January 1, 2016. The pro forma condensed combined financial information is presented for informational purposes only. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place at the beginning of the earliest period presented, or of future results.

	June 30,	June 30,
	2017	2016
Pro forma revenue	$12,195	$36,989
Pro forma gross profit	$(2,423)	$25,566
Pro forma loss from operations	$(1,486,328)	$(223,104)
Pro forma net loss	$(1,905,738)	$(224,316)

On April 5, 2017, the Company, through its wholly-owned subsidiary HealthDatix, Inc. consummated the acquisition of certain assets of the CyberCare Health Network Division from EncounterCare Solutions Inc. (“ECSL”) in accordance with an Asset Purchase Agreement by and among, HealthDatix, Inc., ECSL and the Company. Pursuant to the Agreement, ECSL sold, conveyed, transferred and assigned to HealthDatix, Inc. certain assets, and HealthDatix, Inc. purchased and accepted from ECSL all rights, title and interest in and to the Assets in exchange for 60,000,000 shares of restricted common stock of the Company, valued at $.10 per share. The following table presents the preliminary allocation of the value of the common shares issued for ECSL to the acquired identifiable assets:

Fair Value
EHC software and technology	$2,500,000
FDA 510K clearance	1,396,000
Technology license	1,818,182
R&D - medical wearable watch	285,818
Purchase price	$6,000,000

Note 2 – Discontinued Operations

Sale of Business

Effective October 1, 2016, management decided to dispose of its subsidiary Arcmail and entered into a letter of intent on March 1, 2017 to sell Arcmail in a stock exchange to the CEO of Arcmail. On June 30, 2017, the Company completed the sale of ArcMail to Rory T. Welch, the CEO of Arcmail (“Welch”) in accordance with a Stock Purchase Agreement (the “Purchase Agreement”) by and between the Company and Welch.  Pursuant to the Stock Purchase, the total consideration paid for the outstanding capital stock of ArcMail is remittance of 10,000,000 shares of iGambit common stock previously issued to Welch.  As per the Purchase Agreement, the Company’s operations of ArcMail ended March 31, 2017 and Welch’s operation of the business is effective as of April 1, 2017. Arcmail’s operating loss for the three months ended March 31, 2017 has been included in loss from discontinued operations in the statements of operations for the six months ended June 30, 2017.

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

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets from discontinued operations” and “Liabilities from discontinued operations”, respectively. The underlying assets and liabilities of the discontinued operations as of June 30, 2017 and December 31, 2016 are presented as follows:

8

	2017	2016
Assets:
Cash (overdraft)	$—	$17,323
Accounts receivable, net	756	321,033
Inventory	—	1,160
Prepaid expenses	—	15,300
Property and equipment	—	18,653
Total assets	$756	$373,469

Liabilities:
Accounts payable and accrued expenses	$—	$359,996
Accrued interest on notes payable	—	558,183
Amounts due to related party	—	64,509
Deferred revenue	—	1,092,388
Notes payable	—	3,119,001
Notes payable - other	—	153,404
Note payable - related party	—	626,266
	$—	$5,973,747

The components of loss from discontinued operations presented in the consolidated statements of operations for the six months ended June 30, 2017 and 2016 are presented as follows:

	2017	2016
Sales	$386,157	$993,701
Cost of sales	(29,462)	(28,454)
General and administrative expenses	(326,247)	(895,297)
Depreciation and amortization	(4,537)	(12,386)
Interest expense	(92,848)	(164,827)
Loss from discontinued operations	$(66,937)	$(107,263)

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, HealthDatix, Inc., Wala, Inc. and Gotham Innovation Lab, Inc.  All intercompany accounts and transactions have been eliminated.

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

Fair Value of Financial Instruments

For certain of the Company’s financial instruments, including cash, accounts receivable, prepaid expenses, accounts payable, accrued interest on notes payable, notes payable, and amounts due to related parties, the carrying amounts approximate fair value due to their short maturities. Additionally, there are no assets or liabilities for which fair value is remeasured on a recurring basis.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the six months ended June 30, 2017 and 2016 were $1,196 and $0, respectively.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include checking and money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

Accounts Receivable

The Company analyzes the collectability of accounts receivable from continuing operations each accounting period and adjusts its allowance for doubtful accounts accordingly.  A considerable amount of judgment is required in assessing the realization of accounts receivables, including the creditworthiness of each customer, current and historical collection history and the related aging of past due balances.  The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment.  Allowance for doubtful accounts from discontinued operations was $0 and $8,345 at June 30, 2017 and December 31, 2016, respectively. Bad debt expense of $0 and $63 was charged to discontinued operations for the six months ended June 30, 2017 and 2016, respectively.

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

Office equipment and fixtures	5 - 7 years
Computer hardware	5 years
Computer software	3 years
Development equipment	5 years

Amortization

Intangible assets are amortized using the straight line method over the estimated lives of the respective assets as follows:

Software	5 years
FDA 510K clearance	5 years
Technology license	5 years
R&D - medical wearable watch	5 years
Workforce	10 years
Customer contracts	10 years

Goodwill

Goodwill represents the excess of liabilities assumed over assets acquired of HealthDatix and the fair market value of the common shares issued by the Company for the acquisition of HealthDatix. In accordance with ASC Topic No. 350 “Intangibles – Goodwill and Other”), the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test, and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified. No impairment was recorded during the six months ended June 30, 2017.

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

Deferred Revenue

Deposits from customers included in discontinued operations are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s support and maintenance services, the Company recognizes such revenues when services are completed and billed. The Company has received deposits from its various customers that have been recorded as deferred revenue and presented as discontinued liabilities in the amount of $0 and $1,092,388 as of June 30, 2017 and December 31, 2016, respectively.

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

Note 4 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has disposed of its operating subsidiary, Arcmail and has an accumulated deficit of $5,065,135 at June 30, 2017. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to obtain necessary equity financing and ultimately from generating revenues from its newly acquired subsidiaries to continue operations. The Company expects that working capital requirements will continue to be funded through a combination of its existing funds and further issuances of securities. Working capital requirements are expected to increase in line with the growth of the business. Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund operations over the next twelve months. The Company has no lines of credit or other bank financing arrangements. The Company has financed operations to date through the proceeds of a private placement of equity and debt instruments.  In connection with the Company’s business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. The Company intends to finance these expenses with further issuances of securities, and debt issuances. Thereafter, the Company expects it will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to current stockholders. Further, such securities might have rights, preferences or privileges senior to common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict business operations

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 5 – Property and Equipment

Property and equipment are carried at cost and consist of the following at June 30, 2017 and December 31, 2016:

Continuing operations:	2017	2016
Office equipment and fixtures	$10,964	$7,164
Less: Accumulated depreciation	6,502	5,981
	$4,462	$1,183

Discontinued operations:	2017	2016
Office equipment and fixtures	$—	$131,842
Computer hardware	—	92,200
Computer software	—	77,700
Development equipment	—	35,318
	—	337,060
Less: Accumulated depreciation	—	318,407
	$—	$18,653

Depreciation expense of $522 and $236 was charged to continuing operations for the six months ended June 30, 2017 and 2016, respectively.

Depreciation expense of $4,538 and $12,386 was charged to discontinued operations for the six months ended June 30, 2017 and 2016, respectively.

Note 6 – Intangible Assets

Intangible assets from the acquisitions of HealthDatix and ECSL are carried at cost and consist of the following at June 30, 2017:

		Life
Workforce	$60,919	10 years
Software	156,925	5 years
Customer contracts	644,846	10 years
EHC software and technology	2,500,000	5 years
FDA 510K clearance	1,396,000	5 years
Technology license	1,818,182	5 years
R&D – medical wearable watch	285,818	5 years
	6,862,690
Less: Accumulated amortization	338,236
	$6,524,454

Amortization expense of $338,236 was charged to continuing operations for the six months ended June 30, 2017.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Stock options	8,463,000	1,718,900	8,463,000	1,422,000
Stock warrants	400,000	275,000	400,000	275,000
Total shares excluded from calculation	8,863,000	1,993,900	8,863,000	1697,000

Note 8 – Stock Based Compensation

Options

In 2006, the Company adopted the 2006 Long-Term Incentive Plan (the "2006 Plan").   Awards granted under the 2006 Plan have a ten-year term and may be incentive stock options, non-qualified stock options or warrants. The awards are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a three or four year period. The Plan expired on December 31, 2009, therefore as of June 30, 2017, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 plan.

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

Stock option activity during the six months ended June 30, 2017 and 2016 follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2015	1,718,900	$0.03	$0.13	3.82
Options expired	(296,900)	0.01	—
Options outstanding at June 30, 2016	1,422,000	$0.03	0.13	6.10
Options outstanding at
December 31, 2016	1,422,000	$0.03	0.13	5.60
Options granted	7,800,000	0.07	—
Options cancelled	(759,000)	$0.03	—
Options outstanding at June 30, 2017	8,463,000	$0.07	$0.07	7.91

Options outstanding at June 30, 2017 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
June 9, 2014	213,000	213,000	$0.03	June 9, 2024
June 6, 2014	250,000	250,000	$0.05	June 6, 2019
March 24, 2015	200,000	200,000	$0.01	March 24, 2020
April 6, 2017	600,000	600,000	$0.03	April 6, 2027
June 6, 2017	700,000	700,000	$0.0725	June 6, 2022
June 6, 2017	6,500,000	6,500,000	$0.0725	June 6, 2027
Total	8,463,000	8,463,000

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

Warrant activity during the six months ended June 30, 2017 and 2016 follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	(1)Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2015	275,000	$0.94	$0.10	3.42
No warrant activity	—	—	—
Warrants outstanding at June 30, 2016	275,000	$0.94	$0.10	2.92
Warrants outstanding at December 31, 2016	275,000	$0.94	$0.10	2.42
Warrant granted	125,000	0.40	—
Warrants outstanding at June 30, 2017	400,000	$0.62	$0.10	3.78

(1)	Exclusive of 25,000 warrants expiring 2 years after initial IPO.

Warrants outstanding at June 30, 2017 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
April 1, 2000	25,000	25,000	$3.00	2 years after IPO
June 1, 2009	100,000	100,000	$0.50	June 1, 2019
June 1, 2009	50,000	50,000	$0.65	June 1, 2019
June 1, 2009	50,000	50,000	$0.85	June 1, 2019
June 1, 2009	50,000	50,000	$1.15	June 1, 2019
January 1, 2017	50,000	50,000	$0.25	October 10, 2021
January 1, 2017	50,000	50,000	$0.50	November 7, 2021
January 5, 2017	25,000	25,000	$0.50	January 5, 2022
Total	400,000	400,000

Note 9 – Convertible Debt

Convertible Notes Payable

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

Interest expense on the convertible notes of $5,129 was recorded for the six months ended June 30, 2017.

Convertible Debentures

The Company issued convertible debentures to an individual during the six months ended June 30, 2017 and to two individuals during the year ended December 31, 2016.

The debentures are convertible into 75,000 shares of common stock for up to 5 years, at the holders’ option, at an exercise price of $.50 and $.25, respectively. The debentures mature on the earlier of the closing of a subsequent financing event by the Company resulting in gross proceeds of at least $10,000,000 or three years from the date of issuance. The debentures bear interest at a rate of 10%. A beneficial conversion feature was not recorded as the fair market value of the Company’s common stock was less than the exercise prices at the dates of issuance and through the end of the period. Interest expense on the convertible debentures of $3,671 was recorded for the six months ended June 30, 2017.

Note 10 – Notes Payable

Notes payable from continuing operations at June 30, 2017 consists of loans to HealthDatix from 3 individuals totaling $52,500. The loans do not bear interest and there are no specific terms for repayment.

Notes payable at December 31, 2016 are presented in liabilities from discontinued operations and consist of various notes payable in annual installments totaling $779,750 through September 2019. The notes include interest at 7% and are secured by the assets of ArcMail.

Principal amounts due on notes payable for the years ended December 31, are as follows:

2017	$779,750
2018	779,750
2019	779,750
2020	779,751
$3,119,001

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

Note 11 – Stock Transactions

Common Stock Issued

The Company issued 200,000 common shares to a vendor in settlement of balances from prior years invoices plus interest, valued at $.0725 per share on June 6, 2017.

The Company issued 500,000 common shares for services, valued at $.09 per share on May 30, 2017.

The Company sold 500,000 shares of common stock to an investor valued at $.05 per share on May 7, 2017 for proceeds of $25,000.

The Company sold 1 million shares of common stock to an investor valued at $.05 per share on April 20, 2017 for proceeds of $50,000.

In connection with the acquisition of assets from ECSL the Company issued 60,000,000 common shares valued at $.10 per share to the shareholders of ECSL on April 3, 2017.

In connection with the acquisition of HealthDatix the Company issued 15,000,000 common shares valued at $.07 per share to the shareholders of HealthDatix on February 14, 2017.

The Company sold 2 million shares of common stock to an investor valued at $.05 per share on January 27, 2017 for proceeds of $100,000.

The Company issued 10,000 common shares for services, valued at $.08 per share on January 5, 2017.

Treasury Stock

In connection with the sale of Arcmail, the CEO of ArcMail remitted of 10,000,000 shares of iGambit common stock previously issued to him, valued at $.10 per share on June 30, 2017.

Note 12 - Income Taxes

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

Note 13 - Retirement Plan

ArcMail has a defined contribution 401(k) plan, which covers substantially all employees. Under the terms of the Plan, Arcmail is currently not required to match employee contributions. The Company did not make any employer contributions to the Plan during the six months ended June 30, 2017.

Note 14 – Concentrations and Credit Risk

Sales and Accounts Receivable

HealthDatix had sales to two customers which accounted for approximately 64% and 32%, respectively of HealthDatix’s total sales for the six months ended June 30, 2017. One customer accounted for 100% of accounts receivable at June 30, 2017.

No customer accounted for more than 10% of sales included in discontinued operations for the six months ended June 30, 2017 and 2016, respectively.

Cash

Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. Cash balances could exceed insured amounts at any given time, however, the Company has not experienced any such losses. The Company did not have any interest-bearing accounts at June 30, 2017 and December 31, 2016, respectively.

Note 15 - Related Party Transactions

Note Payable – Related Party

ArcMail issued a promissory note to the president of ArcMail on June 30, 2015 for funds advanced. The note is payable in annual installments of $155,566 through December 2019 and is presented in liabilities from discontinued operations at December 31, 2016. The notes include interest at 6% and are subordinated to the notes payable (see Note 12).

Principal amounts due on notes payable for the years ended December 31, are as follows:

2017	$155,566
2018	155,566
2019	155,567
2020	155,567
$626,266

Amounts Due to Related Parties

Amounts due to related parties with balances of $0 and $508 at June 30, 2017 and December 31, 2016, respectively, consist of cash advances from an officer/stockholder. These advances do not bear interest and are payable on demand.

Amounts due to related parties with a balance of $64,509 at December 31, 2016, consists of cash advances from the president of Arcmail, and is presented in liabilities from discontinued operations. These advances do not bear interest and are payable on demand.

Note 16 – Commitments and Contingencies

Lease Commitment

The Company is obligated under two operating leases for its premises that expire at various times through February 28, 2019.

Total future minimum annual lease payments under the leases for the years ending December 31 are as follows:

2017	$40,377
2018	56,743
2019	3,380
$100,500

Rent expense of $12,642 and $9,660 was charged to continuing operations for the six months ended June 30, 2017 and 2016, respectively.

Rent expense of $10,807 and $21,637 was charged to discontinued operations for the six months ended June 30, 2017 and 2016, respectively.

Note 17 – Subsequent Events

Common Stock Issued

The Company sold 500,000 shares of common stock to an investor valued at $.05 per share on August 10, 2017 for proceeds of $25,000.

The Company issued 250,000 common shares for services, valued at $.12 per share on August 10, 2017.

The Company sold 1 million shares of common stock to an investor valued at $.05 per share on July 5, 2017 for proceeds of $50,000.

The Company issued 50,000 common shares for services, valued at $.105 per share on July 5, 2017.

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

HealthDatix is an end to end Software-as-a-Service solution that manages, reports, and analyzes critical data, enabling healthcare organizations to deliver positive patient outcomes. HealthDatix provides an opportunity for physicians to identify patients eligible for both “Annual Wellness Visits” (AWV) as well as “Chronic Care Management” both of which are reimbursed by Medicare.

Our WellDatix solution offers a fully-hosted cloud service for healthcare providers to conduct the Medicare Annual Wellness Visit (AWV) program to their Medicare patients providing the patient with a 5-10 year Personalized Preventive Plan and physician reports that meet all Medicare audit requirements. The AWV is a program that allows a physician to identify those patients that have 2+ chronic conditions that require additional screening and management.

Additionally our CareDatix Chronic Care Management System, encompasses our FDA approved Electronic House Call system and Medicare covered platform, for continuous management of chronic care patients. The CareDatix platform can be tailored for individual care and health management of patients susceptible to chronic illness. The CareDatix platform is also designed to accumulate information from any TeleMedicine or wearable device.

 Assets. At June 30, 2017, we had $6,888,548 in total assets, compared to $510,835 at December 31, 2016. The increase in total assets was primarily due to the increase in intangible assets from the acquisition of certain assets from EncouterCare Solutions Inc. (“ECSL Acquisition) by our HealthDatix subsidiary.

 Liabilities. At June 30, 2017, our total liabilities were $622,329 compared to $6,380,260 at December 31, 2016. Our current liabilities at June 30, 2017 consisted of accounts payable and accrued expenses of $291,104, accrued interest on notes payable of $8,800, notes payable of $52,500, and convertible debentures of $269,925, whereas our total liabilities at December 31, 2016 consisted of current liabilities including accounts payable and accrued expenses of $356,005, amounts due to related parties of $508, convertible debentures of $50,000 and liabilities from discontinued operations of $5,973,747. The decrease in total liabilities was due to the sale of our subsidiary WaLa. Inc. dba ArcMail Technologies Inc. (“ArcMail”).

Stockholders’ Equity (Deficiency). Our Stockholders’ Equity was $6,266,219 at June 30, 2017 compared to Stockholders Deficiency of ($5,869,425) at December 31, 2016. This increase was primarily due to an increase in Common Stock and Additional paid-in capital from the ECSL acquisition, and a decrease in Accumulated Deficit due to the sale of ArcMail during the six months ended June 30, 2017.

Three Months Ended JUNE 30, 2017 as Compared to Three Months Ended JUNE 30, 2016

Revenues and Net Loss. We had $4,595 of revenue from our HealthDatix subsidiary and a net loss of $1,647,259 during the three months ended June 30, 2017, compared to revenue of $0 and a net loss of $96,052 for the three months ended June 30, 2016. The increase in revenue was due primarily to revenue generated by our HealthDatix subsidiary acquired in February 2017. In addition to HealthDatix’s operations, we had a loss from discontinued operations of ($0) compared to ($30,930) for the three months ended June 30, 2017 and June 30, 2016, respectively.

General and Administrative Expenses. General and Administrative Expenses increased to $1,238,703 for the three months ended June 30, 2017 from $64,511 for the three months ended June 30, 2016. For the three months ended June 30, 2017 our General and Administrative Expenses consisted of corporate administrative expenses of $33,414, amortization and depreciation expenses of $325,799, board compensation expenses of $133,856, legal and accounting fees of $74,200, employee benefits expenses (health and life insurance) of $16,916, marketing expenses of $17,053, payroll expenses of $383,910, commissions and fees expenses of $52,675, consulting fees expenses of $179,111, exchange filing fees of $3,717, rent expense of $7,052 and research and development Expense of 11,000. For the three months ended June 30, 2016 our General and Administrative Expenses consisted of corporate administrative expenses of $12,431, legal and accounting fees of $12,391 employee benefits (health and life insurance) expenses of $5,334, finders fees and commissions expense of $8,750, board compensation expense of $3,000, marketing expense of $16,667, exchange and filing fees expense of $1,078, and rent expense of $4,860. The increases from the three months ended June 30, 2016 to the three months ended June 30, 2017 relate primarily due to: (i) an increase in payroll expense and employee benefits, (ii) an increase in marketing expenses; and (iii) an increase in general and administrative costs associated with the operation of our HealthDatix subsidiary as well as costs associated with the ECSL acquisition and ArcMail sale. Costs associated with our officers’ salaries and the operation of our HealthDatix subsidiary are expected to increase going forward, as we expand the business operations of HealthDatix which would likely increase our corporate administrative expenses.

Other Income (Expense). We reported interest expense of $1,738 and $611 for the three months ended June 30, 2017 and June 30, 2016, respectively. A loss of $396,972 on the sale of ArcMail was reported for the three months ended June 30, 2017.

six Months Ended june 30, 2017 as Compared to six Months Ended june 30, 2016

Revenues and Net Loss. We had $8,945 of revenue from our HealthDatix subsidiary and a net loss of $1,889,324 during the six months ended June 30, 2017, compared to revenue of $0 and a net loss of $334,922 for the six months ended June 30, 2016. The increase in revenue was due primarily to the revenue generated by our HealthDatix subsidiary acquired in February 2017. In addition to HealthDatix’s operations, we had a loss from discontinued operations of $(66,937) compared to $(107,263) for the six months ended June 30, 2017 and June 30, 2016, respectively.

General and Administrative Expenses. General and Administrative Expenses increased to $1,406,083 for the six months ended June 30, 2017 from $226,447 for the six months ended June 30, 2016. For the six months ended June 30, 2017 our General and Administrative Expenses consisted of corporate administrative expenses of $51,751, amortization and depreciation expenses of $338,757, board compensation expense of $134,856, legal and accounting fees of $110,801, employee benefits expenses (health and life insurance) of $31,220, marketing expense of $33,719, payroll expenses of $418,393, commissions and fees expense of $64,475, consulting fees expense of $187,136, exchange filing fees of $11,333, rent expense of $12,642, and research and development expense of $11,000. For the six months ended June 30, 2016 our General and Administrative Expenses consisted of corporate administrative expenses of $23,297, legal and accounting fees of $41,326 employee benefits (health and life insurance) expenses of $11,189, directors and officers insurance expense of $10,640, payroll expenses of $56,173, board compensation expense of $6,000, marketing expense of $33,334, finders fees and commissions expense of $26,250, exchange filing fees of $8,578, and rent expense of $9,660. The increases from the six months ended June 30, 2016 to the six months ended June 30, 2017 relate primarily due to: (i) an increase in payroll expense and employee benefits, (ii) an increase in marketing expenses; and (iii) an increase in general and administrative costs associated with the operation of our HealthDatix subsidiary as well as costs associated with the ECSL acquisition and ArcMail sale. Costs associated with our officers’ salaries and the operation of our HealthDatix subsidiary are expected to increase going forward, as we expand the business operations of HealthDatix which would likely increase our corporate administrative expenses.

Other Income (Expense). We reported interest expense of $13,665 and $1,738 for the six months ended June 30, 2017 and 2016, respectively. A loss of $396,972 on the sale of ArcMail was reported for the six months ended June 30, 2017.

Liquidity and Capital Resources

General

As reflected in the accompanying consolidated financial statements, at June 30, 2017, we had $3,524 of cash and stockholders’ equity of $6,266,219. At December 31, 2016, we had $10,522 of cash and stockholders’ deficiency of $(5,869,425).

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

Cash Flow Activity

Net cash used in operating activities was $367,692, for the six months ended June 30, 2017, compared to $223,702 for the six months ended June 30, 2016. Net cash used in continuing operating activities was $367,950 for the six months ended June 30, 2017, compared to $25,234 for the six months ended June 30, 2016. Our primary use of operating cash flows from continuing operating activities was from net losses of $1,889,324 and $334,922 for the six months ended June 30, 2017 and 2016, respectively. Additional contributing factors to the change were from depreciation expense of $522, amortization expense of $338,236, non-cash interest expense of $748, loss on the sale of subsidiary of $396,972, stock based compensation of $739,325, a decrease in accounts receivable of $2,025, a decrease in prepaid expenses of $32,710, a decrease in accounts payable and accrued expenses of $64,901, and an increase in accrued interest on notes payable of $8,800. Net cash provided by discontinued operations was $258 for the six months ended June 30, 2017 and net cash used in discontinued operating activities was $198,468 for the six months ended June 30, 2016. Cash provided by discontinued operations was primarily due to a decrease in accounts receivable from discontinued operations for the six months ended June 30, 2017, and cash used in discontinued operations was primarily from net losses of $110,581 from the ArcMail subsidiary for the six months ended June 30, 2016.

Net cash used in continuing investing activities was $30,798 for the six months ended June 30, 2017 and $0 for the six months ended June 30, 2016. For the six months ended June 30, 2017 the primary use of cash flows in investing activities was pre-acquisition loans to subsidiaries and loans to our Arcmail subsidiary prior to deconsolidation. Net cash used in discontinued investing activities was $0 for the six months ended June 30, 2017 and $6,201 for the six months ended June 30, 2016.

Net Cash provided by financing activities was $391,492 for the six months ended June 30, 2017 compared to $112,461 for the six months ended June 30, 2016. The cash flows provided by continuing financing activities for the six months ended June 30, 2017 was primarily from $175,000 in proceeds from the sale of common stock and $225,000 in proceeds from issuance of convertible debentures. The cash flows provided by continuing financing activities for the six months ended June 30, 2016 consisted of an increase in amounts due to related parties of $3,900. The cash flows provided by discontinued financing activities for the six months ended June 30, 2017 was $0 compared to $108,561 in cash flows provided by discontinued financing activities for the six months ended June 30, 2016.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended June 30, 2017.

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
28

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 18, 2017.

iGambit Inc.
/s/ John Salerno
John Salerno
Chief Executive Officer

/s/ Elisa Luqman
Elisa Luqman
Chief Financial Officer and Principal Accounting Officer

