Form 10-Q
period 2017-09-30
iGambit, Inc.
filed 2017-11-20
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2017

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The Registrant had 124,393,746 shares of its common stock outstanding as of November 20, 2017.

iGambit Inc.
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

IGAMBIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2017 (Unaudited)	December 31, 2016
ASSETS

Current assets
Cash	$15,489	$10,522
Accounts receivable, net	10,976	—
Prepaid expenses and other current assets	60,870	108,941
Note receivable	—	15,000
Assets from discontinued operations, net	378	373,469
Total current assets	87,713	507,932

Other assets
Property and equipment, net	4,153	1,183
Intangible assets, net	6,198,964	—
Goodwill	277,176	—
Deposits	1,945	1,720
Total other assets	6,482,238	2,903
	$6,569,951	$510,835

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$318,521	$356,005
Accrued interest on notes payable	15,984	—
Amounts due to related parties	5,043	508
Notes payable	52,500	—
Convertible debentures, net	146,620	50,000
Derivative liability	195,370	—
Liabilities from discontinued operations	—	5,973,747
Total current liabilities and liabilities	734,038	6,380,260

Stockholders' equity (deficiency)
Preferred stock, $.001 par value; authorized - 100,000,000 shares; issued and outstanding - 0 shares in 2017 and 2016, respectively	—	—
Common stock, $.001 par value; authorized - 200,000,000 shares; issued and outstanding at September 30, 2017- 122,868,990 shares and 39,708,990 shares at December 31, 2016	122,869	39,709
Additional paid-in capital	12,507,985	4,321,497
Accumulated deficit	(5,794,941)	(10,230,631)
	6,835,913	(5,869,425)
Less: Treasury stock; 10,000,000 shares, at cost	(1,000,000)	—
Total stockholders' equity (deficiency)	5,835,913	(5,869,425)
	$6,569,951	$510,835

See accompanying notes to the condensed consolidated financial statements.

IGAMBIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2017	2016	2017	2016
Sales	$19,012	$—	$27,957	$—
Cost of sales	7,952	—	22,564	—
Gross profit	11,060	—	5,393	—

Operating expenses
General and administrative expenses	723,000	75,699	2,129,083	302,146
Loss from operations	(711,940)	(75,699)	(2,123,690)	(302,146)

Other (expenses)
Interest expense	(16,668)	(671)	(30,333)	(1,883)
Loss from continuing operations	(728,608)	(76,370)	(2,154,023)	(304,029)

Income (loss) from discontinued operations (including gain on disposal of $6,657,848 for the nine months ended September 30, 2017)	7,053,622	293,036	6,589,713	185,773
Net income (loss)	$6,325,014	$216,666	$4,435,690	$(118,256)

Basic and fully diluted loss per common share:
Continuing operations	$(.00)	$(.00)	$(.03)	$(.01)
Discontinued operations	$.06	$.00	$.09	$.00
Net loss per common share	$.06	$.00	$.06	$(.01)

Weighted average common shares outstanding - basic and fully diluted	119,891,816	39,683,990	76,055,474	39,683,990

See accompanying notes to the condensed consolidated financial statements.

IGAMBIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$4,435,690	$(118,256)
(Income) loss from discontinued operations	(6,589,713)	(185,773)
Net loss from continuing operations	(2,154,023)	(304,029)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	830	355
Amortization	663,726	—
Non cash interest expense	9,812	—
Stock-based compensation expense	938,825	—
Increase (Decrease) in cash flows as a result of changes in asset and liability account balances:
Accounts receivable	(8,725)	—
Prepaid expenses and other current assets	48,071	102,680
Accounts payable and accrued expenses	(37,484)	122,315
Accrued interest on notes payable	15,984	—
Net cash used in continuing operating activities	(522,984)	(78,679)
Net cash used in discontinued operating activities	(561)	(121,892)
NET CASH USED IN OPERATING ACTIVITIES	(523,545)	(200,571)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in deposits	(225)	—
Preacquisition loans to subsidiary	(50,000)	—
Loans to deconsolidated subsidiary	(10,382)	—
Cash acquired from acquisition of subsidiary	29,584	—
Net cash used in continuing investing activities	(31,023)	—
Net cash provided by discontinued investing activities	—	15,902
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(31,023)	15,902

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	288,000	—
Proceeds from sale of common stock	275,000	—
Repayment of notes payable	(8,000)	—
Increase in amounts due to related parties	4,535	5,515
Net cash provided by continuing financing activities	559,535	5,515
Net cash provided by discontinued financing activities	—	72,199
NET CASH PROVIDED BY FINANCING ACTIVITIES	559,535	77,714
NET INCREASE (DECREASE) IN CASH	4,967	(106,955)

CASH - BEGINNING OF PERIOD	10,522	122,291
CASH - END OF PERIOD	$15,489	$15,336

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,259	$1,883

Non-cash investing and financing activities:
Debt discount related to derivative liability	$192,419	$—
Common stock issued in payment of accounts payable	11,250	—

See accompanying notes to the condensed consolidated financial statements.

IGAMBIT INC.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2017 and 2016

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2016, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of results that may be expected for the year ending December 31, 2017 or any other period. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 17, 2017.

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

The results of operations of HealthDatix for the period February 14, 2017 to September 30, 2017 have been included in the consolidated statements of operations for the three and nine months ended September 30, 2017. The following table presents unaudited pro forma results of operations of the Company and HealthDatix as if the acquisition had occurred at January 1, 2016. The pro forma condensed combined financial information is presented for informational purposes only. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place at the beginning of the earliest period presented, or of future results.

	September 30,	September 30,
	2017	2016
Pro forma revenue	$31,207	$41,739
Pro forma gross profit	$8,636	$25,484
Pro forma loss from operations	$(2,113,412)	$(321,165)
Pro forma net loss	$(2,541,654)	$(323,048)

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

Fair Value
EHC software and technology	$2,500,000
FDA 510K clearance	1,396,000
Technology license	1,818,182
In process research and development	285,818
Purchase price	$6,000,000

Note 2 – Discontinued Operations

Sale of Business

Effective October 1, 2016, management decided to dispose of its subsidiary Arcmail and entered into a letter of intent on March 1, 2017 to sell Arcmail in a stock exchange to the CEO of Arcmail. On June 30, 2017, the Company completed the sale of ArcMail to Rory T. Welch, the CEO of Arcmail (“Welch”) in accordance with a Stock Purchase Agreement (the “Purchase Agreement”) by and between the Company and Welch.  Pursuant to the Stock Purchase, the total consideration paid for the outstanding capital stock of ArcMail is remittance of 10,000,000 shares of iGambit common stock previously issued to Welch.  As per the Purchase Agreement, the Company’s operations of ArcMail ended March 31, 2017 and Welch’s operation of the business is effective as of April 1, 2017. Arcmail’s operating loss for the three months ended March 31, 2017 has been included in loss from discontinued operations in the statements of operations for the nine months ended September 30, 2017.

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

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets from discontinued operations” and “Liabilities from discontinued operations”, respectively. The underlying assets and liabilities of the discontinued operations as of September 30, 2017 and December 31, 2016 are presented as follows:

6

	2017	2016
Assets:
Cash	$—	$17,323
Accounts receivable, net	378	321,033
Inventory	—	1,160
Prepaid expenses	—	15,300
Property and equipment	—	18,653
Total assets	$378	$373,469

Liabilities:
Accounts payable and accrued expenses	$—	$359,996
Accrued interest on notes payable	—	558,183
Amounts due to related party	—	64,509
Deferred revenue	—	1,092,388
Notes payable	—	3,119,001
Notes payable - other	—	153,404
Note payable - related party	—	626,266
	$—	$5,973,747

The components of income from discontinued operations presented in the consolidated statements of operations for the nine months ended September 30, 2017 and 2016 are presented as follows:

	2017	2016
Sales	$386,157	$1,791,518
Cost of sales	(29,462)	(36,121)
General and administrative expenses	(327,445)	(1,273,279)
Depreciation and amortization	(4,537)	(16,841)
Interest expense	(92,848)	(279,504)
Gain on disposal of Arcmail	6,657,848	—
Income (loss) from discontinued operations	$6,589,713	$185,773

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

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short- and long-term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk.

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

Convertible Instruments

The Company evaluates and accounts for conversion options embedded in convertible instruments in accordance with ASC 815, Derivatives and Hedging Activities.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

The Company accounts for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs for the nine months ended September 30, 2017 and 2016 were $1,919 and $0, respectively.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include checking and money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

Accounts Receivable

The Company analyzes the collectability of accounts receivable from continuing operations each accounting period and adjusts its allowance for doubtful accounts accordingly.  A considerable amount of judgment is required in assessing the realization of accounts receivables, including the creditworthiness of each customer, current and historical collection history and the related aging of past due balances.  The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment.  Allowance for doubtful accounts from discontinued operations was $0 and $8,345 at September 30, 2017 and December 31, 2016, respectively. Bad debt expense of $0 and $63 was charged to discontinued operations for the nine months ended September 30, 2017 and 2016, respectively.

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

Goodwill

Goodwill represents the excess of liabilities assumed over assets acquired of HealthDatix and the fair market value of the common shares issued by the Company for the acquisition of HealthDatix. In accordance with ASC Topic No. 350 “Intangibles – Goodwill and Other”), the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test, and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified. No impairment was recorded during the nine months ended September 30, 2017.

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

Deferred Revenue

Deposits from customers included in discontinued operations are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s support and maintenance services, the Company recognizes such revenues when services are completed and billed. The Company has received deposits from its various customers that have been recorded as deferred revenue and presented as discontinued liabilities in the amount of $0 and $1,092,388 as of September 30, 2017 and December 31, 2016, respectively.

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

Note 4 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has disposed of its operating subsidiary, Arcmail and has an accumulated deficit of $5,794,941 at September 30, 2017. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to obtain necessary equity financing and ultimately from generating revenues from its newly acquired subsidiaries to continue operations. The Company expects that working capital requirements will continue to be funded through a combination of its existing funds and further issuances of securities. Working capital requirements are expected to increase in line with the growth of the business. Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund operations over the next twelve months.

The Company has no lines of credit or other bank financing arrangements. The Company has financed operations to date through the proceeds of a private placement of equity and debt instruments.  In connection with the Company’s business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. The Company intends to finance these expenses with further issuances of securities, and debt issuances. Thereafter, the Company expects it will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to current stockholders. Further, such securities might have rights, preferences or privileges senior to common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict business operations.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 5 – Property and Equipment

Property and equipment are carried at cost and consist of the following at September 30, 2017 and December 31, 2016:

Continuing operations:	2017	2016
Office equipment and fixtures	$10,964	$7,164
Less: Accumulated depreciation	6,811	5,981
	$4,153	$1,183

Discontinued operations:	2017	2016
Office equipment and fixtures	$—	$131,842
Computer hardware	—	92,200
Computer software	—	77,700
Development equipment	—	35,318
	—	337,060
Less: Accumulated depreciation	—	318,407
	$—	$18,653

Depreciation expense of $830 and $355 was charged to continuing operations for the nine months ended September 30, 2017 and 2016, respectively.

Depreciation expense of $4,538 and $16,841 was charged to discontinued operations for the nine months ended September 30, 2017 and 2016, respectively.

Note 6 – Intangible Assets

Intangible assets from the acquisitions of HealthDatix and ECSL are carried at cost and consist of the following at September 30, 2017:

		Life
Workforce	$60,919	10 years
Software	156,925	5 years
Customer contracts	644,846	10 years
EHC software and technology	2,500,000	5 years
FDA 510K clearance	1,396,000	5 years
Technology license	1,818,182	5 years
In process research and development	285,818	5 years
	6,862,690
Less: Accumulated amortization	663,726
	$6,198,964

Amortization expense of $663,726 was charged to continuing operations for the nine months ended September 30, 2017.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Stock options	8,463,000	1,422,000	8,463,000	1,422,000
Stock warrants	400,000	275,000	400,000	275,000
Total shares excluded from calculation	8,863,000	1,697,000	8,863,000	1697,000

Note 8 – Stock Based Compensation

Options

In 2006, the Company adopted the 2006 Long-Term Incentive Plan (the "2006 Plan").   Awards granted under the 2006 Plan have a ten-year term and may be incentive stock options, non-qualified stock options or warrants. The awards are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a three or four year period. The Plan expired on December 31, 2009, therefore as of September 30, 2017, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 plan.

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

Stock option activity during the nine months ended September 30, 2017 and 2016 follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant - Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2015	1,718,900	$0	$0	3.82
Options expired	(296,900)	$0	—
Options outstanding at September 30, 2016	1,422,000	$0	$0	5.85
Options outstanding at
Options outstanding at December 31, 2016	1,422,000	$0	$0	5.6
Options granted	7,800,000	$0	—
Options cancelled	(759,000)	$0	—
Options outstanding at September 30, 2017	8,463,000	$0	$0	7.66

Options outstanding at September 30, 2017 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
June 9, 2014	213,000	213,000	$0.03	June 9, 2024
June 6, 2014	250,000	250,000	$0.05	June 6, 2019
March 24, 2015	200,000	200,000	$0.01	March 24, 2020
April 6, 2017	600,000	600,000	$0.03	April 6, 2027
June 6, 2017	700,000	700,000	$0.0725	June 6, 2022
June 6, 2017	6,500,000	6,500,000	$0.0725	June 6, 2027
Total	8,463,000	8,463,000

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

Warrant activity during the nine months ended September 30, 2017 and 2016 follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (Years)(1)
Warrants outstanding at December 31, 2015	275,000	$0.94	$0.10	3.42
No warrant activity	—	—	—
Warrants outstanding at September 30, 2016	275,000	$0.94	$0.10	2.67
Warrants outstanding at December 31, 2016	275,000	$0.94	$0.10	2.42
Warrant granted	125,000	$0.40	—
Warrants outstanding at September 30, 2017	400,000	$0.62	$0.10	3.53

(1) Exclusive of 25,000 warrants expiring 2 years after initial IPO

Warrants outstanding at September 30, 2017 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
April 1, 2000	25,000	25,000	$3.00	2 years after IPO
June 1, 2009	100,000	100,000	$0.50	June 1, 2019
June 1, 2009	50,000	50,000	$0.65	June 1, 2019
June 1, 2009	50,000	50,000	$0.85	June 1, 2019
June 1, 2009	50,000	50,000	$1.15	June 1, 2019
January 1, 2017	50,000	50,000	$0.25	October 10, 2021
January 1, 2017	50,000	50,000	$0.50	November 7, 2021
January 5, 2017	25,000	25,000	$0.50	January 5, 2022
Total	400,000	400,000

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

On July 5, 2017, the Company issued an 8% convertible note in the aggregate principal amount of $63,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due April 15, 2018 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date.

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

The Company recorded a debt discount related to identified embedded derivatives relating to conversion features and a reset provisions (see Note 10) based fair values as of the inception date of the Notes. The calculated debt discount equaled the face of the 8% note dated March 30, 2017 and is being amortized over the term of the note. The face of the 12% note exceeded the calculated debt discount by $13,403 and is being amortized over the term of the note. Interest expense on the convertible notes of $11,623 was recorded for the nine months ended September 30, 2017.

Convertible Debentures

The Company issued convertible debentures to an individual during the nine months ended September 30, 2017 and to two individuals during the year ended December 31, 2016.

The debentures are convertible into 75,000 shares of common stock for up to 5 years, at the holders’ option, at an exercise price of $.50 and $.25, respectively. The debentures mature on the earlier of the closing of a subsequent financing event by the Company resulting in gross proceeds of at least $10,000,000 or three years from the date of issuance. The debentures bear interest at a rate of 10%. A beneficial conversion feature was not recorded as the fair market value of the Company’s common stock was less than the exercise prices at the dates of issuance and through the end of the period. Interest expense on the convertible debentures of $4,360 was recorded for the nine months ended September 30, 2017.

Note 10 – Derivative Liability

Convertible Note

During the nine months ended September 30, 2017, the Company issued three convertible notes (see Note 9 above).

The notes are convertible into common stock, at the holders’ option, at a discount to the market price of the Company’s common stock. The Company has identified embedded derivatives included in the 8% note dated March 30, 2017 and the 12% note relating to the conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the convertible note and a corresponding debt discount and revalued to fair value as of each subsequent reporting date. This resulted in a fair value of derivative liability of $195,370, consisting of $83,773 and $111,597 for the 8% and 12% notes, respectively in which to the extent of the face value of convertible notes was treated as debt discount with the remainder treated as interest expense.

The fair value of the embedded derivatives at September 30, 2017, in the amount of $83,773, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 211.00%, (3) weighted average risk-free interest rate of 0.12%, (4) expected life of 0.80 years, and (5) estimated fair value of the Company’s common stock of $0.09 per share. The Company recorded interest expense from the excess of the derivative liability over the convertible note of $8,773 during the nine months ended September 30, 2017.

The fair value of the embedded derivatives at September 30, 2017, in the amount of $111,597, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 212.00%, (3) weighted average risk-free interest rate of 0.12%, (4) expected life of 1 year, and (5) estimated fair value of the Company’s common stock of $0.10 per share.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

Note 11 – Notes Payable

Notes payable from continuing operations at September 30, 2017 consists of loans to HealthDatix from 3 individuals totaling $52,500. The loans do not bear interest and there are no specific terms for repayment.

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

Note 12 – Stock Transactions

Common Stock Issued

The Company sold 500,000 shares of common stock to an investor valued at $.05 per share on September 29, 2017 for proceeds of $25,000.

The Company sold 500,000 shares of common stock to an investor valued at $.05 per share on September 14, 2017 for proceeds of $25,000.

The Company sold 500,000 shares of common stock to an investor valued at $.05 per share on August 10, 2017 for proceeds of $25,000.

The Company issued 250,000 common shares for services, valued at $.12 per share on August 10, 2017.

The Company issued 50,000 common shares for services, valued at $.09 per share on July 13, 2017.

The Company sold 500,000 shares of common stock to an investor valued at $.05 per share on July 5, 2017 for proceeds of $25,000.

The Company issued 1,500,000 common shares for services, valued at $.10 per share on June 30, 2017.

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

The Company issued 150,000 common shares to a noteholder for a financing fee, valued at $.10 per share on April 3, 2017.

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

Note 13 - Income Taxes

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

Note 14 - Retirement Plan

ArcMail has a defined contribution 401(k) plan, which covers substantially all employees. Under the terms of the Plan, Arcmail is currently not required to match employee contributions. The Company did not make any employer contributions to the Plan during the nine months ended September 30, 2017.

Note 15 – Concentrations and Credit Risk

Sales and Accounts Receivable

HealthDatix had sales to five customers which accounted for approximately 29%, 18%, 16%, 13%, and 12%, respectively of HealthDatix’s total sales for the nine months ended September 30, 2017. Four customers accounted for approximately 33%, 32%, 15%, and 11% of accounts receivable at September 30, 2017.

No customer accounted for more than 10% of sales included in discontinued operations for the nine months ended September 30, 2017 and 2016, respectively.

Cash

Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. Cash balances could exceed insured amounts at any given time, however, the Company has not experienced any such losses. The Company did not have any interest-bearing accounts at June 30, 2017 and December 31, 2016, respectively.

Note 16 - Related Party Transactions

Note Payable – Related Party

ArcMail issued a promissory note to the president of ArcMail on June 30, 2015 for funds advanced. The note is payable in annual installments of $155,566 through December 2019 and is presented in liabilities from discontinued operations at December 31, 2016. The notes include interest at 6% and are subordinated to the notes payable (see Note 11).

Principal amounts due on notes payable for the years ended December 31, are as follows:

2017	$155,566
2018	155,566
2019	155,567
2020	155,567
$626,266

Amounts Due to Related Parties

Amounts due to related parties with balances of $5,043 and $508 at September 30, 2017 and December 31, 2016, respectively, consist of cash advances from an officer/stockholder. These advances do not bear interest and are payable on demand.

Amounts due to related parties with a balance of $64,509 at December 31, 2016, consists of cash advances from the president of Arcmail, and is presented in liabilities from discontinued operations. These advances do not bear interest and are payable on demand.

Note 17 – Commitments and Contingencies

Lease Commitment

The Company is obligated under two operating leases for its premises that expire at various times through February 28, 2019.

Total future minimum annual lease payments under the leases for the years ending December 31 are as follows:

2017	$33,325
2018	56,743
2019	3,380
93,448

Rent expense of $19,694 and $14,520 was charged to continuing operations for the nine months ended September 30, 2017 and 2016, respectively.

Rent expense of $10,807 and $33,039 was charged to discontinued operations for the nine months ended September 30, 2017 and 2016, respectively.

Note 18 – Subsequent Events

On October 10, 2017, the Company issued an 8% convertible note in the aggregate principal amount of $78,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due July 15, 2018 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date.

Subsequent to the end of the period through the date of the report, various noteholders converted $120,000 of principal to 1,524,756 of the Company’s common shares.

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

 Assets. At September 30, 2017, we had $6,569,951 in total assets, compared to $510,835 at December 31, 2016. The increase in total assets was primarily due to the increase in intangible assets from the acquisition of certain assets from EncouterCare Solutions Inc. (“ECSL Acquisition) by our HealthDatix subsidiary.

 Liabilities. At September 30, 2017, our total liabilities were $734,038 compared to $6,380,260 at December 31, 2016. Our current liabilities at September 30, 2017 consisted of accounts payable and accrued expenses of $318,521, accrued interest on notes payable of $15,984, notes payable of $52,500, convertible debentures of $146,620, and derivative liability of $195,370 whereas our total liabilities at December 31, 2016 consisted of current liabilities including accounts payable and accrued expenses of $356,005, amounts due to related parties of $508, convertible debentures of $50,000 and liabilities from discontinued operations of $5,973,747. The decrease in total liabilities was due to the sale of our subsidiary WaLa. Inc. dba ArcMail Technologies Inc. (“ArcMail”).

Stockholders’ Equity (Deficiency). Our Stockholders’ Equity was $5,835,913 at September 30, 2017 compared to Stockholders Deficiency of ($5,869,425) at December 31, 2016. This increase was primarily due to an increase in Common Stock and Additional paid-in capital from the ECSL acquisition, and a decrease in Accumulated Deficit due to the sale of ArcMail during the nine months ended September 30, 2017.

Three Months Ended SEPTEMBER 30, 2017 as Compared to Three Months Ended SEPTEMBER 30, 2016

Revenues and Net Income. We had $19,012 of revenue from our HealthDatix subsidiary and a net income of $6,325,014 during the three months ended September 30, 2017, compared to revenue of $0 and a net income of $216,666 for the three months ended September 30, 2016. The increase in revenue was due primarily to revenue generated by our HealthDatix subsidiary acquired in February 2017. In addition to HealthDatix’s operations, we had income from discontinued operations of $7,053,622 compared to income from discontinued operations of $293,036 for the three months ended September 30, 2017 and September 30, 2016, respectively.

General and Administrative Expenses. General and Administrative Expenses increased to $723,000 for the three months ended September 30, 2017 from $75,699 for the three months ended September 30, 2016. For the three months ended September 30, 2017 our General and Administrative Expenses consisted of corporate administrative expenses of $25,942, amortization and depreciation expense of $325,799, legal and accounting fees of $19,180, employee benefits expenses (health and life insurance) of $14,427, marketing expenses of $18,662, payroll expenses of $86,757, exchange filing fees of $7,181, rent expense of $7,052, consulting fees expense of $186,000, commissions expense of $6,000, finders fess of $15,000 and research and development expense of $11,000. For the three months ended September 30, 2016 our General and Administrative Expenses consisted of corporate administrative expenses of $11,286, legal and accounting fees of $11,517, employee benefits (health and life insurance) expenses of $6,597, payroll expenses of $12,530, travel expenses of $9,289, marketing expense of $17,364, exchange and filing fees expense of $2,256, and rent expense of $4,860. The increases from the three months ended September 30, 2016 to the three months ended September 30, 2017 relate primarily due to: (i) an increase in payroll expense and employee benefits, (ii) an increase in marketing expenses; and (iii) an increase in general and administrative costs associated with the operation of our HealthDatix subsidiary as well as costs associated with the ECSL acquisition and ArcMail sale. Costs associated with our officers’ salaries and the operation of our HealthDatix subsidiary are expected to increase going forward, as we expand the business operations of HealthDatix which would likely increase our corporate administrative expenses.

Other Income (Expense). We reported interest expense of $16,668 and $671 for the three months ended September 30, 2017 and 2016, respectively. A gain of $6,657,848 on the sale of ArcMail was reported for the three months ended September 30, 2017.

NINE Months Ended SEPTEMBER 30, 2017 as Compared to NINE Months Ended SEPTEMBER 30, 2016

Revenues and Net Income (Loss). We had $27,957 of revenue from our HealthDatix subsidiary and net income of $4,435,690 during the nine months ended September 30, 2017, compared to revenue of $0 and a net loss of $118,256, for the nine months ended September 30, 2016. The increase in revenue was due primarily to the revenue generated by our HealthDatix subsidiary acquired in February 2017. In addition to HealthDatix’s operations, we had income from discontinued operations of $6,589,713 compared to income from discontinued operations of $185,773, for the nine months ended September 30, 2017 and September 30, 2016, respectively.

General and Administrative Expenses. General and Administrative Expenses increased to $2,129,083 for the nine months ended September 30, 2017 from $302,146 for the nine months ended September 30, 2016. For the nine months ended September 30, 2017 our General and Administrative Expenses consisted of corporate administrative expenses of $82,669, amortization and depreciation expenses of $664,556, board compensation expense of $134,856, legal and accounting fees of $129,981, employee benefits expenses (health and life insurance) of $40,670, marketing expense of $52,381, payroll expenses of $505,150, commissions fees expense of $70,475, consulting fees expense of $373,136, finders fees expense of $15,000, exchange filing fees of $18,515, rent expense of $19,694, and research and development expense of $22,000. For the nine months ended September 30, 2016 our General and Administrative Expenses consisted of corporate administrative expenses of $36,717, amortization and depreciation expenses of $355, board compensation expense of $6,000, legal and accounting fees of $52,842, employee benefits expenses (health and life insurance) of $17,786, marketing expense of $50,698, payroll expenses of $68,788, commissions and fees expense of $26,250, directors and officers insurance expense of $10,053, exchange filing fees of $10,834, rent expense of $14,520 and travel expense of $10,573. The increases from the nine months ended September 30, 2016 to the nine months ended September 30, 2017 relate primarily due to: (i) an increase in payroll expense and employee benefits, (ii) an increase in marketing expenses; and (iii) an increase in general and administrative costs associated with the operation of our HealthDatix subsidiary as well as costs associated with the ECSL acquisition and ArcMail sale. Costs associated with our officers’ salaries and the operation of our HealthDatix subsidiary are expected to increase going forward, as we expand the business operations of HealthDatix which would likely increase our corporate administrative expenses.

Other Income (Expense). We reported interest expense of $30,333 and $1,883 for the nine months ended September 30, 2017 and 2016, respectively. A gain of $6,657,848 on the sale of ArcMail was reported for the nine months ended September 30, 2017.

Liquidity and Capital Resources

General

As reflected in the accompanying unaudited consolidated financial statements, at September 30, 2017, we had $15,489 of cash and stockholders’ equity of $5,835,913. At December 31, 2016, we had $10,522 of cash and stockholders’ deficiency of $(5,869,425).

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

Cash Flow Activity

Net cash used in operating activities was $523,545, for the nine months ended September 30, 2017, compared to $200,571 for the nine months ended September 30, 2016. Net cash used in continuing operating activities was $522,984 for the nine months ended September 30, 2017, compared to $78,679 for the nine months ended September 30, 2016. Our primary use of operating cash flows from continuing operating activities was from net income of $4,435,690 and $118,256 for the nine months ended September 30, 2017 and 2016, respectively. Additional contributing factors to the change were from depreciation expense of $830, amortization expense of $663,726, non-cash interest expense of $9,812, stock based compensation of $938,825, an increase in accounts receivable of $8,725, a decrease in prepaid expenses of $48,071, a decrease in accounts payable and accrued expenses of $37,484, and an increase in accrued interest on notes payable of $15,984. Net cash used in discontinued operations was $561 for the nine months ended September 30, 2017 and net cash used in discontinued operating activities was $121,892 for the nine months ended September 30, 2016. Cash provided by discontinued operations was primarily due to a decrease in accounts receivable from discontinued operations for the nine months ended September 30, 2017, and cash used in discontinued operations was primarily from net losses of $107,263 from the ArcMail subsidiary for the nine months ended September 30, 2016.

Net cash used in continuing investing activities was $31,023 for the nine months ended September 30, 2017 and $0 for the nine months ended September 30, 2016. For the nine months ended September 30, 2017 the primary use of cash flows in investing activities was pre-acquisition loans to subsidiaries and loans to our Arcmail subsidiary prior to deconsolidation. Net cash provided by discontinued investing activities was $0 for the nine months ended September 30, 2017 and $15,902 for the nine months ended September 30, 2016.

Net Cash provided by financing activities was $559,535 for the nine months ended September 30, 2017 compared to $77,714 for the nine months ended September 30, 2016. The cash flows provided by continuing financing activities for the nine months ended September 30, 2017 was primarily from $275,000 in proceeds from the sale of common stock and $288,000 in proceeds from issuance of convertible debentures. The cash flows provided by continuing financing activities for the nine months ended September 30, 2016 consisted of an increase in amounts due to related parties of $5,515. The cash flows provided by discontinued financing activities for the nine months ended September 30, 2017 was $0 compared to $72,199 in cash flows provided by discontinued financing activities for the nine months ended September 30, 2016.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended September 30, 2017.

Item 1A. Risk Factors.

Not required

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The Company sold 500,000 shares of common stock to an investor valued at $.05 per share on September 29, 2017 for proceeds of $25,000.

The Company sold 500,000 shares of common stock to an investor valued at $.05 per share on September 14, 2017 for proceeds of $25,000.

The Company sold 500,000 shares of common stock to an investor valued at $.05 per share on August 10, 2017 for proceeds of $25,000.

The Company issued 250,000 common shares for services, valued at $.12 per share on August 10, 2017.

The Company issued 50,000 common shares for services, valued at $.09 per share on July 13, 2017.

The Company sold 500,000 shares of common stock to an investor valued at $.05 per share on July 5, 2017 for proceeds of $25,000.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 20, 2017.

iGambit Inc.

/s/ John Salerno
John Salerno
Chief Executive Officer

/s/ Elisa Luqman
Elisa Luqman
Chief Financial Officer

