Form 10-K
period 2017-12-31
iGambit, Inc.
filed 2018-04-17
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53862

IGAMBIT INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3363609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1050 W. Jeriho Turnpike, Suite A
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

Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.

Yes ☐  No ☒

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the act):

Yes ☐  No ☒

As of June 30, 2017, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale prices of such shares on the OTCQB Market on June 30, 2017) was approximately $2.911 million. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of April 17, 2018 there were 122,290,751 (not including 10 million shares held in treasury) shares of the Registrant’s $0.001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

i

iGambit Inc.
FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2017

This annual report on Form 10-K is for the year ended December 31, 2017. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “Company,” “we,” “us” and “our” refer to iGambit Inc. and its subsidiaries.

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

The ECSL Agreement was disclosed on the Company’s current report on Form 8-K filed on April 6, 2017.

On June 30, 2017, (effective March 31, 2017) we completed the sale of ArcMail to Rory T. Welch, the CEO of ArcMail (“Welch”) in accordance with a Stock Purchase Agreement (the “Purchase Agreement”) by and between the Company and Welch.  Pursuant to the Stock Purchase, the total consideration paid for the outstanding capital stock of ArcMail is remittance of 10,000,000 shares of iGambit common stock previously issued to Welch.  As per the Purchase Agreement, the Company’s operations of ArcMail ended March 31, 2017 and Welch’s operation of the business is effective as of April 1, 2017

The ArcMail Agreement was disclosed on the Company’s current report on Form 8-K filed on July 5, 2017.

OUR COMPANY

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

•	Simple User Interface
•	Efficient Reporting

Proprietary algorithm to generate Medicare required patient and practice reporting

•	HIPAA complaint
•	Fully automated and easy user data capture
•	Channel Program
•	First Class Customer Service

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

Expansion Summary

HealthDatix objective is to be a market leader in providing a world class AWV software application as well as expand our offering to current and new channel partners with our new chronic care management and medical wearable technology acquired pursuant to the ECSL transaction.

Employees

We presently have 6 total employees all of which are full-time for operations.

OUR CORPORATE INFORMATION

 Our principal offices are located at 1050 W. Jericho Turnpike, Suite A, Smithtown, New York, 11787. Our telephone number is (631) 670-6777 and our fax number is (631) 670-6780. We currently operate two corporate websites that can be found at www.igambit.com, and www.healthdatix.com (the information on the foregoing websites does not form a part of this report).

ITEM 1A. RISK FACTORS

Not Required.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

 Our corporate executive office is located in Smithtown, New York, where we lease approximately 1000 square feet of office space. Monthly lease payments are approximately $1,690. The lease is for a term of two (2) years commencing on March 1, 2017 and ending on February 28, 2019. The lease contains annual escalations of 2% of the annual rent.

Our HealthDatix operations are located in St. Petersburg, Florida where we lease where office suites with furniture and equipment in the TecGarage shared coworking incubator office building. Monthly lease payments are $695 paid on a month to month basis.

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

HOLDERS

 As of April 17, 2018, there are 122,290,757 (not including 10 million shares held in treasury stock) shares of our common stock outstanding, held of record by approximately 1800 persons. There are 113,225,914 shares held in reserve. We have 415,000 common stock warrants outstanding and 8,363,000 common stock options outstanding.

As of April 17, 2018, approximately 115,740,757 shares of our common stock are eligible to be sold under Rule 144.

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

In addition to the 2006 Long Term Incentive Plan, we have issued and outstanding compensatory warrants to two consultants entitling the holders to purchase a total of 275,000 shares of our common stock at an average exercise price of $0.94 per share. Warrants to purchase 25,000 shares of common stock vest upon 6 months after the Company engages in an IPO, have an exercise price of $3.00 per share, and expire 2 years after the Company engages in an IPO. Warrants to purchase 250,000 shares of common stock vest 100,000 shares on issuance (June 1, 2009), and 50,000 shares on each of the following three anniversaries of the date of issuance, have exercise prices ranging from $0.05 per share to $1.15 per share, and expire on June 1, 2019. The issuance of the compensatory warrants was not submitted to our shareholders for their approval.

RECENT SALES OF UNREGISTERED SECURITIES

During 2017 we sold securities in transactions not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries HealthDatix, Inc.  All intercompany accounts and transactions have been eliminated.

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

Accounts Receivable

We analyze the collectability of accounts receivable from continuing operations each accounting period and adjust our allowance for doubtful accounts accordingly. A considerable amount of judgment is required in assessing the realization of accounts receivables, including the creditworthiness of each customer, current and historical collection history and the related aging of past due balances. We evaluate specific accounts when we become aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment. Allowance for doubtful accounts from discontinued operations was $0 and $8,345 at December 31, 2017 and 2016, respectively. Bad debt expense of $0 and $63 was charged to discontinued operations for the years ended December 31, 2017 and 2016, respectively.

Goodwill and Intangible Assets

Goodwill represents the excess of liabilities assumed over assets acquired of HealthDatix and the fair market value of the common shares issued by the Company for the acquisition of HealthDatix. In accordance with ASC Topic No. 350 “Intangibles – Goodwill and Other”), the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test, and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified. An impairment expense of $3,338,095 was recorded during the year ended December 31, 2017 and $6,263,320 during the year ended December 31, 2016, which is included in discontinued operations.

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

Stock option activity during the years ended December 31, 2017 and 2016 follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2015	1,718,900	$0.03	$0.13	3.82
Options expired	(296,900)	0.01	—
Options outstanding at December 31, 2016	1,422,000	0.03	0.13	5.60
Options granted	7,800,000	0.07	—
Options expired	(759,000)	0.03	—
Options outstanding at December 31, 2017	8,463,000	$0.07	$0.07	7.41

Options outstanding at December 31, 2017 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
June 9, 2014	213,000	213,000	$0.03	June 9, 2024
June 6, 2014	250,000	250,000	$0.05	June 6, 2019
March 24, 2015	200,000	200,000	$0.01	March 24, 2020
April 6, 2017	600,000	600,000	$0.03	April 6, 2027
June 6, 2017	700,000	700,000	$0.07	June 6, 2022
June 6, 2017	6,500,000	6,500,000	$0.07	June 6, 2027
Total	8,463,000	8,463,000

Warrants

In addition to our 2006 Long Term Incentive Plan, we have issued and outstanding compensatory warrants to two consultants entitling the holders to purchase a total of 275,000 shares of our common stock at an average exercise price of $0.94 per share. Warrants to purchase 25,000 shares of common stock vest upon 6 months after the Company engages in an IPO, have an exercise price of $3.00 per share, and expire 2 years after the Company engages in an IPO. Warrants to purchase 250,000 shares of common stock vest 100,000 shares on issuance (June 1, 2009), and 50,000 shares on each of the following three anniversaries of the date of issuance, have exercise prices ranging from $0.05 per share to $1.15 per share, and expire on June 1, 2019. The issuance of the compensatory warrants was not submitted to our shareholders for their approval.

Warrant activity during the years ended December 31, 2017 and 2016 follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	(1) Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2015	275,000	$0.94	$0.10	3.42
No warrant activity	—	—	—
Warrants outstanding at December 31, 2016	275,000	$0.94	$0.10	2.42
Warrant granted	125,000	0.40	—
Warrants outstanding at December 31, 2017	400,000	$0.62	$0.10	3.27

(1) Exclusive of 25,000 warrants expiring 2 years after initial IPO.

Warrants outstanding at December 31, 2017 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
April 1, 2000	25,000	25,000	$3.00	2 years after IPO
June 1, 2009	100,000	100,000	$0.50	June 1, 2019
June 1, 2009	50,000	50,000	$0.65	June 1, 2019
June 1, 2009	50,000	50,000	$0.85	June 1, 2019
June 1, 2009	50,000	50,000	$1.15	June 1, 2019
January 1, 2017	50,000	50,000	$0.25	October 10, 2021
January 1, 2017	50,000	50,000	$0.50	November 7, 2021
January 5, 2017	25,000	25,000	$0.50	January 5, 2022
Total	400,000	400,000

Convertible Debenture

We issued convertible debentures to an individual during the year ended December 31, 2017 and to two individuals during the year ended December 31, 2016.

The debentures are convertible into 75,000 shares of common stock for up to 5 years, at the holders’ option, at an exercise price of $.05 and $.25, respectively. The debentures mature on the earlier of the closing of a subsequent financing event by the Company resulting in gross proceeds of at least $10,000,000 or three years from the date of issuance. The debentures bear interest at a rate of 10%. A beneficial conversion feature was not recorded as the fair market value of the Company’s common stock was less than the exercise prices at the dates of issuance and through the end of the period. Interest expense on the convertible debentures of $7,452 was recorded for the year ended December 31, 2017.

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

Year Ended December 31, 2017 as Compared to Year Ended December 31, 2016

 Assets. At December 31, 2017, we had $55,080 in current assets and $3,328,755 in total assets, compared to $507,932 in current assets and $510,835 in total assets as of December 31, 2016. There was a decrease in current assets from the disposing of the ArcMail assets, and there was an increase in total assets from intangibles and goodwill as as result of the HubCentrix and CyberCare acquisitions.

 Liabilities. At December 31, 2017, we had total liabilities of $959,780 compared to $6,380,260 at December 31, 2016. Our total liabilities at December 31, 2017 consisted of current liabilities including accounts payable and accrued expenses of $348,354, accrued interest on notes payable of $21,602, amounts due to related parties of $128,476, deferred revenue of $9,100, notes payable of $52,500, convertible debentures of $333,689 and derivative liability of $66,059, whereas our total liabilities at December 31, 2016 consisted of current liabilities including accounts payable and accrued expenses of $356,005, amounts due to related parties of $508, convertible debentures of $50,000 and liabilities from discontinued operations of $5,973,747. We had no long term liabilities for the years ended December 31, 2017 and December 31, 2016, respectively. The decrease in liabilities was primarily due to the sale of ArcMail.

Stockholders’ Equity (Deficiency). Our Stockholders’ Equity was $2,368,975 at December 31, 2017 compared to Stockholders’ Deficiency of $(5,869,425) at December 31, 2016. This increase was due to a decrease in accumulated deficit from $(10,230,631) at December 31, 2016 to $(9,648,569) at December 31, 2017 resulting from a gain on the sale of ArcMail and from the issuance of Shares.

 Net Income (Loss). We had a loss from continuing operations of $(6,007,474) and $(451,060) for the years ended December 31, 2017 and December 31, 2016, respectively, and income from discontinued operations of $6,589,536 compared to a loss from discontinued operations of $(6,981,181) for the years ended December 31, 2017 and December 31, 2016, respectively.

General and Administrative Expenses. General and Administrative Expenses increased to $1,813,624 for the year ended December 31, 2017 from $448,595 for the year ended December 31, 2016. For the year ended December 31, 2017 our General and Administrative Expenses consisted of corporate administrative expenses of $97,886, legal and accounting fees of $185,880, payroll expenses of $709,399, employee benefits expenses of $55,077 (medical and life insurance), filing fees of $19,756, financing expense of $15,000, marketing expense of $69,048, advertising expense of $2,517, finder’s fees and commissions expense of $84,475, consulting fees of $373,136, transfer agent expense of $14,204, rent expense of $26,745, research and development expense of $25,645 and board compensation expense of $134,856. For the year ended December 31, 2016 our General and Administrative Expenses consisted of corporate administrative expenses of $90,617, legal and accounting fees of $115,660, payroll expenses of $91,155, directors and officers Insurance of $10,053, employee benefits expenses of $24,217 (medical and life insurance), filing fees of $11,779, financing expense of $10,000, and $95,114 in marketing and finder’s fees. Therefore, the increases from the year ended December 31, 2016 to the year ended December 31, 2017 relate primarily to an increase in payroll, amortization, board compensation, filing fees, transfer agent expenses, consulting expenses and in marketing expenses. In 2018 we anticipate an increase in general administrative expenses associated with the HealthDatix acquisition.

LIQUIDITY AND CAPITAL RESOURCES

General

As reflected in the accompanying consolidated financial statements, at December 31, 2017, we had $9,449 of cash and stockholders’ equity of $2,368,975. At December 31, 2016, we had $10,522 of cash and stockholders’ deficiency of $(5,869,425).

Our primary capital requirements in 2018 are likely to rise from the expansion of our HealthDatix operations. It is not possible to quantify those costs at this point in time, in that they depend on HealthDatix’s business opportunities and the state of the overall economy. We anticipate raising capital in the private markets to cover any such costs, though there can be no guaranty we will be able to do so on terms we deem to be acceptable. We do not have any plans at this point in time to obtain a line of credit or other loan facility from a commercial bank.

While we believe in the viability of our strategy to improve HealthDatix’s sales volume, and in our ability to raise additional funds, there can be no assurances that we will be able to fully effectuate our business plan.

We believe we will continue to increase our cash position and liquidity for the foreseeable future. We believe we have enough capital to fund our present operations.

Cash Flow Activity

Net cash used in operating activities was $714,623 for the year ended December 31, 2017, compared to net cash used in operating activities of $274,223 for the year ended December 31, 2016. Net cash used in continuing operating activities was $705,407 for the year ended December 31, 2017, compared to $142,092 for the year ended December 31, 2016. Our primary use of cash flows from continuing operating activities was from net losses of $6,007,474 and $451,060 from continuing operations for the years ended December 31, 2017 and 2016, respectively. Additional contributing factors to the change were from depreciation of $1,138, amortization of $533,886, impairment expense of $3,338,095, non-cash interest expense of $363,766, stock-based compensation expense of $924,326, loss on extinguishment of debt of $105,801, change in fair value of derivative liability of $(158,599), an increase in accounts receivable of $4,004, a decrease in prepaid expenses of $69,594, an increase in deposits of $225, an increase in accounts payable and accrued expenses of $119,219, , and an increase in deferred revenue of $9,100. Net cash used in discontinued operating activities was $9,216 for the year ended December 31, 2017 and net cash used in discontinued operations was $132,131 for the year ended December 31, 2016. Cash used in discontinued operating activities for the year ended December 31, 2017 consisted of $9,216 in cash payments applied against accounts receivable that had been included in assets from discontinued operations. Cash used in discontinued operating activities for the year ended December 31, 2016 consisted primarily of changes in assets and liabilities of Arcmail and Gotham.

Cash provided by investing activities was $2,050 for the year ended December 31, 2017 and cash used in investing activities was $9,990 for the year ended December 31, 2016. Net cash used in continuing investing activities was $30,798 for the year ended December 31, 2017 and $15,000 for the year ended December 31, 2016. For the year ended December 31, 2017 the primary uses of cash from continuing investing activities was from, pre-acquisition loans to subsidiary of $50,000, loans to deconsolidated subsidiary of $10,382, and cash acquired from acquisition of subsidiary of $29,584. For the year ended December 31, 2016 the primary use of cash from continuing investing activities was from an issuance of note receivable of $15,000. Net cash provided by discontinued investing activities was $32,848 and $5,010 for the years ended December 31, 2017 and December 31, 2016, respectively.

Cash provided by financing activities was $711,500 for the year ended December 31, 2017 compared to $172,444 for the year ended December 31, 2016. Net cash provided by continuing financing activities was $735,492 for the year ended December 31, 2017 and $48,465 for the year ended December 31, 2016. The cash flows provided by continuing financing activities for the year ended December 31, 2017 was from $469,000 in proceeds from convertible debentures, $275,000 from proceeds from the sale of common stock, repayments of related party loans of $(508), and repayment of notes payable of $(8,000). The cash flows provided by continuing financing activities for the year ended December 31, 2016 was primarily from proceeds from convertible debentures of $50,000 and repayment of related party loans of ($1,535). Net cash used in discontinued financing activities was $23,992 for the year ended December 31, 2017 and net cash provided by discontinued financing activities was $123,979 for the year ended December 31, 2016.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2017, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2017.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Our board of directors manages our business and affairs. Under our Articles of Incorporation and Bylaws, the Board will consist of not less than one, nor more than seven directors. Currently, our Board consists of three directors.

The names, ages, positions and dates appointed of our current directors and executive officers are set forth below.

Name	Age	Position	Appointed
John Salerno	79	Chief Executive Officer, Chairman of the Board, and Director	March 2009 (appointed Chairman and Director in April 2000)
Elisa Luqman	53	Chief Financial Officer, Executive Vice President, General Counsel, and Director	March 2009 (appointed Director in August 2009)
George G. Dempster	78	Director	January 2001

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

Elisa Luqman, Chief Financial Officer, Executive Vice President, General Counsel, and Director. Ms. Luqman is a computer literate attorney with over 19 years of experience with intellectual property and computer software. Prior to co-founding the Company, Ms. Luqman was president of University Software Corp., a software development company focused on a wide range of student educational and intellectual applications. Ms. Luqman was Chief Operating Officer of the Company, from April 1, 2000 until February 28, 2006. From March 1, 2006 through February 28, 2009 Ms. Luqman was employed as Chief Operating Officer of the Vault Services Division of Digi-Data Corporation, the company that acquired the Company’s assets in 2006, and subsequently during her tenure with Digi-Data Corporation she became the in-house general counsel for the entire corporation. In that capacity she was responsible for acquisitions, mergers, patents, and employee contracts, and worked very closely with Digi-Data’s outside counsel firms, DLA-Piper, the Law Offices of Sandra T. Carr and the patent firm of Jordan and Hamburg. As of March 1, 2009, Ms. Luqman rejoined the Company in her current capacities. Ms. Luqman received a BA degree in Marketing, a JD in Law, and a MBA Degree in Finance from Hofstra University. Ms. Luqman is a member of the bar in New York and New Jersey. Ms. Luqman is John Salerno’s daughter.

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

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation received by our executive officers, for their service, during the year ended December 31, 2017.

Current Officers Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Salerno	2017	2,885	0	0	152,889	0	0	27,725 (1)	180,615
CEO	2016	37,846	0	0	0	0	0	27,454 (2)	65,300
Chairman & Director	2015	46,635	0	0	0	0	0	20,790 (3)	67,425
Elisa Luqman	2017	115,385	0	0	152,889	0	0	0	268,272
CFO, EVP,	2016	60,459	0	0	0	0	0	0	60,459
GC Director	2015	60,577	0	0	0	0	0	0	60,577
Jerry Robinson President HealthDatix	2017	41,250	0	0	0	0	0	8,250 (4)	49,500
Kathleen Shepherd CTO HealthDatix	2017	49,167	0	0	0	0	0	8,250 (5)	57,417
MaryJo Robinson VP Bus.Dev. HealthDatix	2017	41,250	0	0	0	0	0	7,271 (6)	48,521

(1)	Includes $7,737 in health insurance premiums and $19,988 in life insurance premiums.
(2)	Includes $3,237 in health insurance premiums and $24,217 in life insurance premiums.
(3)	Includes $5,220 in health insurance premiums and $15,670 in life insurance premiums.
(4)	Includes $8,250 in health and dental insurance premiums.
(5)	Includes $ 8,250 in health and dental insurance premiums.
(6)	Includes $7,271 in health and dental insurance premiums.

Employment Arrangements with Named Executive Officers

Effective April 1, 2017, along with the acquisition HubCentix Inc. we entered into an employment agreement with Jerry Robinson serving as President of HealthDatix Inc. Under the three-year agreement, Mr. Robinson is entitled to (a) a base salary of 75,000 per year, (b) bonuses based upon objectives set by the Company and (b) participation in all benefit programs generally made available to HealthDatix employees. The agreement also contains provisions designed to protect the confidentiality of the Company’s confidential information and restricting Mr. Robinson from engaging in certain competitive activities for the greater of 60 months from the date of the agreement or two years following the termination of his employment.

Mr. Robinson an entrepreneur and previous co-founder of HubCentrix, has over 10 years in SaaS cloud technology and is instrumental in bringing innovation and marketing approaches to HealthDatix.

For the 10 years prior to launching HubCehtrix, Mr. Robinson managed his own consulting firm Robinson BrandBuilders. He was also a founding partner of Black Bear Design Group, a breakthrough company that served agencies and direct clients for 10 years. While at Black Bear Design Group he was hired by Lebhar Friedman Publications in New York City as creative director responsible for national and international brands, including Haines, Coke, Microsoft, Revlon and OBI of Germany, to name a few. Jerry was also one of the founding partners of Full House Publications, serving regional and national brands including Equifax, Busch Gardens, TECO, CitiCorp Global Payments, MOSI and The Moorings International. He previously worked as an Art Director for five years at Nissen Advertising.

Mr. Robinson is a graduate of Florida State University.

Effective April 1, 2017, along with the acquisition HubCentix Inc. we entered into an employment agreement with MaryJo (MJ) Robinson serving as Vice President of Business Development of HealthDatix Inc. Under the three-year agreement, Mrs. Robinson is entitled to (a) a base salary of 75,000 per year, (b) bonuses based upon objectives set by the Company and (b) participation in all benefit programs generally made available to HealthDatix employees. The agreement also contains provisions designed to protect the confidentiality of the Company’s confidential information and restricting Mrs. Robinson from engaging in certain competitive activities for the greater of 60 months from the date of the agreement or two years following the termination of his employment.

Mrs. Robinson 20 years of experience in major account sales, branch management, district sales management and business ownership has prepared her for her position as VP Business Development. With a focus on personalized health monitoring and healthcare collection analytics she is recruiting channel partners with a client base in the healthcare market, and the ultimate goal of keeping people healthy while increasing their longevity.

Prior to co-founding HubCentrix, Mrs. Robinson was employed by Riso Inc., the global leader in digital-duplicating technology, as a direct sales representative she was awarded: the number one branch sales representative, master status for 100% + quota and the president’s club for number one sales representative in the country. Later, as branch manager for Riso Inc., she was responsible for managing direct sales, service and administration operations for the Tampa, Orlando and Ft. Meyers locations. She structured overall branch operations, hired and trained staff and established a team environment focused on customer service and profitability. Her branch was awarded master status for 100% of quota and awarded best branch product demonstration in the country. As a result of recruiting and supporting distributors for DocSTAR, a turnkey electronic imaging system manufactured by BitWise Designs, Inc., she brings a strong understanding of the fundamentals of dealer/manufacturing relationships. She consistently was 125% + of quota while assisting dealers in launching DocSTAR programs which included sell through, open houses, sales training and presentations.

Mrs. Robinson is a graduate of Florida Southern College.

Effective April 1, 2017, along with the acquisition HubCentix Inc. we entered into an employment agreement with Kathleen Shepherd serving as Chief Technology Officer (CTO) of HealthDatix Inc. Under the three-year agreement, Mrs. Robinson is entitled to (a) a base salary of 75,000 per year, (b) bonuses based upon objectives set by the Company and (b) participation in all benefit programs generally made available to HealthDatix employees. The agreement also contains provisions designed to protect the confidentiality of the Company’s confidential information and restricting Mrs. Robinson from engaging in certain competitive activities for the greater of 60 months from the date of the agreement or two years following the termination of his employment.

Mrs. Shepherd experience as business analyst designing and managing office processes makes her well suited to oversee operations. Kathleen has spent the last year developing our WellDatix product.

Prior to co-founding HubCentrix, Mrs. Shepherd was employed as a business analyst, where she oversaw the design, development and installation of numerous software projects for the Palm Beach County government including significant projects for Public Safety, Water Utilities, Community Services, Human Services and Public Affairs. Prior to designing systems, Mrs. Shepherd was in charge of Barnett Brokerage’s IT Department, responsible for all the data processing services supporting branch locations.

Mrs. Shepherd is a graduate of Florida State University.

We do not currently have any other employment agreements with our executive officers.

Compensation of the Board of Directors

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
OPTION AWARDS						STOCK AWARDS
Name (a)	Number of Securities Underlying Unexercised Options (#) Exercisable (b)	Number of Securities Underlying Unexercised Options (#) Unexercisable (c)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (d)	Option Exercise Price ($) (e)	Option Expiration Date (f)	Number of Shares or Units of Stock That Have Not Vested (#) (g)	Market Value of Shares or Units of Stock That Have Not Vested ($) (h)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#) (i)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested (#) (j)
George Dempster	113,000	0	0	$0.03	06/09/2024	0	0	0	0
George Dempster	100,000	0	0	$0.03	06/09/2024	0	0	0	0

The following table sets forth the compensation received by our directors, for their service as directors, during the year ended December 31, 2017.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
John Salerno (1)	—	—	—	—	—	—	0
Elisa Luqman (1)	—	—	—	—	—	—	0
George G. Dempster	—	—		—	—	—	0

(1) These individuals serve as executive officers of the Company, and do not receive any compensation for the services they provide as directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us, as of April 17, 2018, relating to the beneficial ownership of shares of common stock by: (i) each person who is known by us to be the beneficial owner of more than 5% of the Company’s outstanding common stock; (ii) each director; (iii) each executive officer; and (iv) all executive officers and directors as a group. Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) or securities that can be acquired by him within 60 days, including upon the exercise of options, warrants or convertible securities. The Company determines a beneficial owner’s percentage ownership by assuming that options, warrants and convertible securities that are held by the beneficial owner and which are exercisable within 60 days, have been exercised or converted. The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of iGambit Inc., 1050 W. Jericho Turnpike, New York, 11787. The percentages in the following table are based upon 132,290,757 shares outstanding as of April 17, 2018.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
EncounterCare Solutions Inc.	9,634,402		7.28%
John Salerno, C.E.O., Chairman of the Board, and Director	5,000,000		3.78%
Elisa Luqman, C.F.O., Executive Vice President, General Counsel and Director	5,685,000	(1)	4.30%
George G. Dempster, Director	605,000	(2)	.04%
Jerry Robinson President, HealthDatix	3,750,000		2.83%
MaryJo Robinson. EVP HealthDatix	3,750,000		2.83%
Kathleen Shepherd, CTO	5,250,000	(3)	3.97%
Executive Officers and Directors as Group:	24,040,000	(4)	18.17%

1	Includes 685,000 shares of common stock held by Muhammad Luqman, Ms. Luqman’s husband.
2.	Includes options to purchase 213,000 shares of the common stock at $0.03 per share.
3.	Includes 1,500,000 shares of common stock held by Edwin Shepherd, Ms. Shepherd’s husband.
4.	Includes the disclosures in footnotes 1 through 3 above.

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

Amounts Due to Related Parties

Amounts due to related parties with balances of $128,476 and $508 at December 31, 2017 and 2016, respectively, consist of cash advances from an officer/stockholder. These advances do not bear interest and are payable on demand.

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

 ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows what Paritz and Company P.A. for the audit and other services for the year ended December 31, 2017 and December 31, 2016 respectively.

	Year Ended
	December 31, 2017	December 31, 2016
Audit Fees	$41,500	$47,500
Audit-Related Fees	—	—
All Tax Fees	—	—
Other Fees	—	—
Total	$41,500	$47,500

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PART IV

(a) Financial Statements

(b) Exhibits

Exhibit No.	Description
3.1(i)	Certificate of Incorporation, filed with the Delaware Secretary of State on April 13, 2000 (1)
3.1(ii)	Certificate of Merger, filed with the Delaware Secretary of State on April 18, 2000 (1)
3.1(iii)	Certificate of Amendment Changing Name, filed with the Delaware Secretary of State on December 19, 2000 (1)
3.1(iv)	Certificate of Merger filed with the Delaware Secretary of State on February 17, 2006 (1)
3.1(v)	Certificate of Amendment Changing Name filed with the Delaware Secretary of State on April 5, 2006 (1)
3.1(vi)	Certificate of Amendment Increasing Authorized Common Stock to 75 Million Shares, filed with the Delaware Secretary of State on December 2, 2009 (1)
3.1(vii)	Certificate of Amendment Increasing Authorized Common Stock to 300 Million shares of Common Stock and to create a new class of stock entitled “Preferred Stock, filed with the Delaware Secretary of State on November 24, 2014.
3.2	Bylaws (1)
4.1	Form of Stock Certificate (2)
4.2	Common Stock Purchase Warrant issued to Roetzel & Andress (3)
10.1	iGambit Inc. 2006 Long Term Incentive Plan, Amended 12/31/2006 (1)
10.2	Employment Agreement between Digi-Data Corporation and Mr. Salerno (2)
10.3	Employment Agreement between Digi-Data Corporation and Mrs. Luqman (2)
14	Code of Ethics (5)
21	Subsidiaries (1)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

(1)	Incorporated by reference to Form 10 filed on December 31, 2009.
(2)	Incorporated by reference to Amendment No. 1 to Form 10 filed on June 11, 2010.
(3)	Filed with initial Form 10-K on June 15, 2010.

(4)	We hereby agree to furnish the SEC with any omitted schedule or exhibit upon request.
(5)	Filed with Form 10-K/A (Amendment No. 1) on September 13, 2010.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Hauppauge, New York, on April 16, 2018.

iGambit Inc.

April 17, 2018	By:	/s/ John Salerno
John Salerno, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated:

Signature	Title	Date

/s/ John Salerno		April 17, 2018
John Salerno	Chief Executive Officer and Director

/s/ Elisa Luqman		April 17, 2018
Elisa Luqman	Chief Financial Officer, Executive Vice President, General Counsel, Principal Accounting Officer and Dire

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

iGambit, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of iGambit, Inc. (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of operation, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 4 to the consolidated financial statements, the Company has disposed of its operating subsidiary, has an accumulated deficit of $9,648,569, and a working capital deficit of $904,700 at December 31, 2017. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

We have served as the Company’s auditor since 2016.

Hackensack, New Jersey
April 17, 2018,

IGAMBIT INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2017	2016
ASSETS
Current assets
Cash	$9,449	$10,522
Accounts receivable	6,254	—
Prepaid expenses and other current assets	39,377	108,941
Note receivable	—	15,000
Assets from discontinued operations, net	—	373,469
Total current assets	55,080	507,932

Other assets
Property and equipment, net	3,845	1,183
Intangible assets, net	3,267,885	—
Deposits	1,945	1,720
	$3,328,755	$510,835

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)

Current liabilities
Accounts payable and accrued expenses	$348,354	$356,005
Accrued interest on notes payable	21,602	—
Amounts due to related parties	128,476	508
Deferred revenue	9,100	—
Notes payable	52,500	—
Convertible debentures, net	333,689	50,000
Derivative liability	66,059	—
Liabilities from discontinued operations	—	5,973,747
Total current liabilities	959,780	6,380,260

Stockholders' equity (deficiency)
Preferred stock, $.001 par value; authorized - 100,000,000 shares; issued and outstanding - 0 shares in 2017 and 2016, respectively	—	—
Common stock, $.001 par value; authorized - 400,000,000 shares; 126,196,571 and 39,708,990 shares issued and 116,196,571 and 39,708,990 shares outstanding (net of treasury shares) as of December 31, 2017 and 2016, respectively	126,196	39,709
Additional paid-in capital	12,891,348	4,321,497
Accumulated deficit	(9,648,569)	(10,230,631)
	3,368,975	(5,869,425)
Less: Treasury stock; 10,000,000 shares, at cost	(1,000,000)	—

Total stockholders' equity (deficiency)	2,368,975	(5,869,425)

	$3,328,755	$510,835

See accompanying notes to the consolidated financial statements.

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,

	2017	2016
Sales	$23,166	$—
Cost of sales	30,481	—

Gross loss	(7,315)	—

Operating expenses
General and administrative expenses	1,813,624	448,595
Impairment expense	3,338,095	—
Amortization	533,886	—
Total operating expenses	5,685,605	448,595
Loss from operations	(5,692,920)	(448,595)

Other income (expenses)
Interest income	—	114
Change in fair value of derivative liability	158,599	—
Loss on extinguishment of debt	(105,801)	—
Interest expense	(367,352)	(2,579)
Total other income (expenses)	(314,554)	(2,465)

Loss from continuing operations	(6,007,474)	(451,060)

Income (loss) from discontinued operations (including gain on disposal of $6,657,848 for the year ended December 31, 2017)	6,589,536	(6,981,181)
Net income (loss)	$582,062	$(7,432,241)

Basic and fully diluted income (loss) per common share:
Continuing operations	$(.07)	$(.01)
Discontinued operations	$.08	$(.18)
Net income (loss) per common share	$.01	$(.19)
Weighted average common shares outstanding - basic and fully diluted	83,671,048	39,687,747

See accompanying notes to the consolidated financial statements.

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 31, 2017 AND 2016

	Common stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Totals
Balances, December 31, 2015	39,683,990	$39,684	$4,320,022	$(2,798,390)	$—	$1,561,316
Common stock issued for services	25,000	25	1,475	—	—	1,500
Net loss				(7,432,241)		(7,432,241)
Balances, December 31, 2016	39,708,990	39,709	4,321,497	(10,230,631)	—	(5,869,425)
Common stock issued for cash	5,500,000	5,500	269,500	—	—	275,000
Common stock issued for services	2,460,000	2,460	242,840	—	—	245,300
Compensation for vested stock options	—	—	679,026	—	—	679,026
Common stock issued in payment of accounts payable	200,000	200	14,300	—	—	14,500
Warrants issued	—	—	5,822	—	—	5,822
Notes payable and accrued interest converted to common stock	3,327,581	3,327	383,363	—	—	386,690
Common stock issued in business acquisition	15,000,000	15,000	1,035,000	—	—	1,050,000
Common stock issued in asset acquisition	60,000,000	60,000	5,940,000	—	—	6,000,000
Purchase of treasury stock	—	—	—	—	(1,000,000)	(1,000,000)
Net income				582,062		582,062
Balances, December 31, 2017	126,196,571	$126,196	$12,891,348	$(9,648,569)	$(1,000,000)	$2,368,975

See accompanying notes to the consolidated financial statements.

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,

	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$582,062	$(7,432,241)
(Income) loss from discontinued operations	(6,589,536)	6,981,181
Net loss from continuing operations	(6,007,474)	(451,060)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	1,138	473
Amortization	533,886	—
Impairment expense	3,338,095	—
Non cash interest expense	363,766	—
Stock-based compensation expense	924,326	1,500
Loss on extinguishment of debt	105,801	—
Change in fair value of derivative liability	(158,599)	—
Changes in operating assets and liabilities:
Accounts receivable	(4,004)	—
Prepaid expenses and other current assets	69,564	119,961
Deposits	(225)	—
Accounts payable and accrued expenses	119,219	187,034
Deferred revenue	9,100	—
Net cash used in continuing operating activities	(705,407)	(142,092)
Net cash used in discontinued operating activities	(9,216)	(132,131)

NET CASH USED IN OPERATING ACTIVITIES	(714,623)	(274,223)

CASH FLOWS FROM INVESTING ACTIVITIES:
Preacquisition loans to subsidiary	(50,000)	—
Issuance of note receivable	—	(15,000)
Loans to deconsolidated subsidiary	(10,382)	—
Cash acquired from acquisition of subsidiary	29,584	—
Net cash used in continuing investing activities	(30,798)	(15,000)
Net cash provided by discontinued investing activities	32,848	5,010
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,050	(9,990)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	469,000	50,000
Proceeds from sale of common stock	275,000	—
Repayments of related party loans	(508)	(1,535)
Repayment of notes payable	(8,000)	—
Net cash provided by continuing financing activities	735,492	48,465
Net cash (used in) provided by discontinued financing activities	(23,992)	123,979

NET CASH PROVIDED BY FINANCING ACTIVITIES	711,500	172,444

NET DECREASE IN CASH	(1,073)	(111,769)

CASH - BEGINNING OF YEAR	10,522	122,291

CASH - END OF YEAR	$9,449	$10,522

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$3,586	$2,579

Non-cash investing and financing activities:
Debt discount related to derivative liability	$200,000	$—
Notes payable converted to common stock	161,000	—
Common stock issued in payment of accrued interest	3,000	—
Common stock issued in payment of accounts payable	14,500	—
Common stock issued for settlement of notes payable	386,690	—
Common stock issued for acquisitions	7,050,000	—
Intangible assets acquired	7,139,866	—
Treasury stock acquired in sale of discontinued operations	1,000,000	—
Warrant issued for convertible debt	5,822	—

See accompanying notes to the consolidated financial statements.

IGAMBIT INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

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

Business Acquisition

On February 14, 2017, the Company acquired Healthdatix, Inc., formerly known as HubCentrix, Inc. in accordance with a stock purchase agreement. Previously, the Company was focused on the technology markets. The Company has tailored its strategy to focus on pursuing specific medical technology strategies and objectives.  The acquisition of HealthDatix, provides the Company with its first medical technology, WellDatix, a proprietary platform that enables physicians to identify patients eligible for Annual Wellness Visits which are reimbursed by Medicare. This technology positions the Company to participate in the anticipated accelerated market needs of the physician community throughout the country. Pursuant to the stock purchase agreement, the total consideration paid for the outstanding capital stock of HealthDatix was $1,050,000 consisting of 15,000,000 shares of iGambit restricted common stock, valued at $.07 per share. The following table presents the preliminary allocation of the value of the common shares issued for HealthDatix to the acquired identifiable assets, liabilities assumed and goodwill:

Fair Value
Cash	$29,584
Accounts receivable, net	2,250
Fixed assets	3,800
Software	156,925
Customer contracts	644,846
Notes payable	(60,500)
Loan payable	(65,000)
Goodwill	338,095
Purchase price	$1,050,000

The results of operations of HealthDatix for the period February 14, 2017 to December 31, 2017 have been included in the consolidated statements of operations for the year ended December 31, 2017. The following table presents unaudited pro forma results of operations of the Company and HealthDatix as if the acquisition had occurred at January 1, 2016. The pro forma condensed financial information is presented for informational purposes only. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place at the beginning of the earliest period presented, or of future results.

	December 31,	December 31,
	2017	2016
Pro forma revenue	$35,516	$67,989
Pro forma gross profit	$5,029	$48,474
Pro forma loss from operations	$(2,984,770)	$(482,504)
Pro forma net loss	$(2,941,208)	$(485,269)

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

Fair Value
FDA 510K clearance	$1,396,000
Technology license	1,000,000
In process research and development	604,000
Goodwill	3,000,000
Purchase price	$6,000,000

Note 2 – Discontinued Operations

Sale of Business

Effective October 1, 2016, management decided to dispose of its subsidiary Arcmail and entered into a letter of intent on March 1, 2017 to sell Arcmail in a stock exchange to the CEO of Arcmail. On June 30, 2017, the Company completed the sale of ArcMail to Rory T. Welch, the CEO of Arcmail (“Welch”) in accordance with a Stock Purchase Agreement (the “Purchase Agreement”) by and between the Company and Welch.  Pursuant to the Stock Purchase, the total consideration paid for the outstanding capital stock of ArcMail is remittance of 10,000,000 shares of iGambit common stock previously issued to Welch.  As per the Purchase Agreement, the Company’s operations of ArcMail ended March 31, 2017 and Welch’s operation of the business was effective as of April 1, 2017. Arcmail’s operating loss for the three months ended March 31, 2017 has been included in loss from discontinued operations in the statements of operations for the year ended December 31, 2017.

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

The assets and liabilities of the discontinued operations are presented in the consolidated balance sheets under the captions “Assets from discontinued operations” and “Liabilities from discontinued operations”, respectively. The underlying assets and liabilities of the discontinued operations as of December 31, 2017 and 2016 are presented as follows:

	2017	2016
Assets:
Cash	$—	$17,323
Accounts receivable, net	—	321,033
Inventory	—	1,160
Prepaid expenses	—	15,300
Property and equipment	—	18,653
Total assets	$—	$373,469

Liabilities:
Accounts payable and accrued expenses	$—	$359,996
Accrued interest on notes payable	—	558,183
Amounts due to related party	—	64,509
Deferred revenue	—	1,092,388
Notes payable	—	3,119,001
Notes payable - other	—	153,404
Note payable - related party	—	626,266
	$—	$5,973,747

The components of income (loss) from discontinued operations presented in the consolidated statements of operations for the years ended December 31, 2017 and 2016 are presented as follows:

	2017	2016
Sales	$386,157	$1,990,490
Cost of sales	(29,462)	(179,312)
General and administrative expenses	(327,622)	(1,626,355)
Depreciation and amortization	(4,537)	(463,217)
Gain on disposal of Arcmail	6,657,848	—
Interest expense	(92,848)	(439,467)
Impairment expense	—	(6,263,320)
Income (loss) from discontinued operations	$6,589,536	$(6,981,181)

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model. The Company uses Level 3 inputs to value its derivative liabilities. The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) and reflects gains and losses for the years ended December 31, 2017 and 2016.

	2017	2016
Liabilities:
Balance of derivative liabilities - beginning of year	$—	$—
Issued	472,523	—
Converted	(247,865)	—
Change in fair value of derivative liabilities	(158,599)	—
Balance of derivative liabilities - end of year	$66,059	$—

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs from continuing operations for the years ended December 31, 2017 and 2016 were $2,517 and $0, respectively.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include checking and money market accounts and any highly liquid debt instruments purchased with a maturity of three months or less.

Accounts Receivable

The Company analyzes the collectability of accounts receivable from continuing operations each accounting period and adjusts its allowance for doubtful accounts accordingly.  A considerable amount of judgment is required in assessing the realization of accounts receivables, including the creditworthiness of each customer, current and historical collection history and the related aging of past due balances.  The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment.  Allowance for doubtful accounts from discontinued operations was $0 and $8,345 at December 31, 2017 and 2016, respectively. Bad debt expense of $0 and $63 was charged to discontinued operations for the years ended December 31, 2017 and 2016, respectively.

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

Office equipment and fixtures	5 - 7 years
Computer hardware	5 years
Computer software	3 years
Development equipment	5 years

 Amortization

Intangible assets are amortized using the straight line method over the estimated lives of the respective assets as follows:

Software	5 years
Technology license	5 years
Purchased in process R&D	Indefinite
Customer contracts	10 years

Goodwill

Goodwill represents the excess of assets acquired over liabilities assumed of HealthDatix and the fair market value of the common shares issued by the Company for the acquisition of HealthDatix. In accordance with ASC Topic No. 350 “Intangibles – Goodwill and Other”), the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test, and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified. An impairment expense of $3,338,095 was recorded during the year ended December 31, 2017 and $6,263,320 during the year ended December 31, 2016, which is included in discontinued operations.

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

Deferred Revenue

Deposits from customers included in discontinued operations are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s support and maintenance services, the Company recognizes such revenues when services are completed and billed. The Company has received deposits from its various customers that have been recorded as deferred revenue and presented as current liabilities in the amount of $9,100 and $0 as of December 31, 2017 and 2016, respectively. The Company has received deposits from its various customers that have been recorded as deferred revenue and presented as discontinued liabilities in the amount of $0 and $1,092,388 as of December 31, 2017 and 2016, respectively.

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

Note 4 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has disposed of its operating subsidiary, and has an accumulated deficit of $9,648,569, and a working capital deficit of $904,700 at December 31, 2017. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to obtain necessary equity financing and ultimately from generating revenues from its’ newly acquired subsidiary to continue operations. The Company expects that working capital requirements will continue to be funded through a combination of its existing funds and further issuances of securities. Working capital requirements are expected to increase in line with the growth of the business. Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund operations over the next twelve months. The Company has no lines of credit or other bank financing arrangements. The Company has financed operations to date through the proceeds of a private placement of equity and debt instruments.  In connection with the Company’s business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. The Company intends to finance these expenses with further issuances of securities, and debt issuances. Thereafter, the Company expects it will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to current stockholders. Further, such securities might have rights, preferences or privileges senior to common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict business operations.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 5 – Property and Equipment

Property and equipment are carried at cost and consist of the following at December 31, 2017 and December 31, 2016:

Continuing operations:	2017	2016
Office equipment and fixtures	$10,964	$7,164
Less: Accumulated depreciation	7,119	5,981
	$3,845	$1,183

Discontinued operations:	2017	2016
Office equipment and fixtures	$—	$131,842
Computer hardware	—	92,200
Computer software	—	77,700
Development equipment	—	35,318
	—	337,060
Less: Accumulated depreciation	—	318,407
	$—	$18,653

Depreciation expense of $1,138 and $473 was charged to continuing operations for the years ended December 31, 2017 and 2016, respectively.

Depreciation expense of $4,538 and $21,381 was charged to discontinued operations for the years ended December 31, 2017 and 2016, respectively.

Note 6 – Intangible Assets

Intangible assets from the acquisitions of HealthDatix and ECSL are carried at cost and consist of the following at December 31, 2017:

		Life
Software	$156,925	5 years
Customer contracts	644,846	10 years
FDA 510K clearance	1,396,000	5 years
Technology license	1,000,000	5 years
In process research and development	604,000	Indefinite
	3,801,771
Less: Accumulated amortization	533,886
	$3,267,885

 Amortization expense of $533,886 was charged to continuing operations for the year ended December 31, 2017.

Note 7 - Earnings (Loss) Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options and common stock warrants, have not been included in the computation of diluted net loss per share for the year ended December 31, 2017 as the result would be anti-dilutive.

	Years Ended
	December 31,
	2017	2016
Stock options	8,463,000	1,422,000
Stock warrants	400,000	275,000
Total shares excluded from calculation	8,863,000	1,697,000

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

Stock option activity during the years ended December 31, 2017 and 2016 follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2015	1,718,900	$0.03	$0.13	3.82
Options expired	(296,900)	0.01	—
Options outstanding at December 31, 2016	1,422,000	0.03	0.13	5.60
Options granted	7,800,000	0.07	—
Options expired	(759,000)	0.03	—
Options outstanding at December 31, 2017	8,463,000	$0.07	$0.07	7.41

Options outstanding at December 31, 2017 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
June 9, 2014	213,000	213,000	$0.03	June 9, 2024
June 6, 2014	250,000	250,000	$0.05	June 6, 2019
March 24, 2015	200,000	200,000	$0.01	March 24, 2020
April 6, 2017	600,000	600,000	$0.03	April 6, 2027
June 6, 2017	700,000	700,000	$0.07	June 6, 2022
June 6, 2017	6,500,000	6,500,000	$0.07	June 6, 2027
Total	8,463,000	8,463,000

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

Warrant activity during the years ended December 31, 2017 and 2016 follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	(1) Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2015	275,000	$0.94	$0.10	3.42
No warrant activity	—	—	—
Warrants outstanding at December 31, 2016	275,000	$0.94	$0.10	2.42
Warrant granted	125,000	0.40	—
Warrants outstanding at December 31, 2017	400,000	$0.62	$0.10	3.27

(1) Exclusive of 25,000 warrants expiring 2 years after initial IPO.

Warrants outstanding at December 31, 2017 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
April 1, 2000	25,000	25,000	$3.00	2 years after IPO
June 1, 2009	100,000	100,000	$0.50	June 1, 2019
June 1, 2009	50,000	50,000	$0.65	June 1, 2019
June 1, 2009	50,000	50,000	$0.85	June 1, 2019
June 1, 2009	50,000	50,000	$1.15	June 1, 2019
January 1, 2017	50,000	50,000	$0.25	October 10, 2021
January 1, 2017	50,000	50,000	$0.50	November 7, 2021
January 5, 2017	25,000	25,000	$0.50	January 5, 2022
Total	400,000	400,000

Note 9 – Convertible Debt

Convertible Notes Payable

On April 3, 2017, the Company entered into a Convertible Promissory Note pursuant to which the Company borrowed in the aggregate principal amount of $125,000. The convertible note is due 12 months after issuance and bears interest at a rate of 12%. The Note is convertible into shares of common stock of the Company 180 days following the date of funding and thereafter. The conversion price shall be subject to a discount of 50%. The conversion price shall be determined on the basis of the lowest VWAP (Volume Weighted Average Price) of the Common Stock during the prior twenty (20) trading day period. The Investor will be limited to convert no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. At any time during the period beginning on the date of the Note and ending on the date which is 180 days thereafter, the Company may repay the Note by paying an amount equal to the then outstanding amount multiplied by 135%. During the year ended December 31, 2017, the noteholder converted $86,000 of the principal balance to 2,196,482 shares of common stock. The balance of the note was $39,000 on December 31, 2017.

On November 28, 2017, the Company issued an 8% convertible note in the aggregate principal amount of $103,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due September 5, 2018 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date.

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

On March 30, 2017, the Company issued an 8% convertible note in the aggregate principal amount of $75,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due January 15, 2018 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date. During the year ended December 31, 2017, the noteholder converted the principal balance of the note and accrued interest of $3,000 to 1,131,099 shares of common stock.

The Company recorded a debt discount related to identified embedded derivatives relating to conversion features and a reset provisions (see Note 10) based fair values as of the inception date of the Notes. The calculated debt discount equaled the face of the 8% note dated March 30, 2017 and was amortized and written down through the date the convertible debt was fully extinguished. The calculated debt discount equaled the face of the 12% note and is being amortized and revalued over the term of the note. Interest expense on the convertible notes of $338,878 was recorded for the year ended December 31, 2017.

Convertible Debentures

The Company issued convertible debentures to an individual during the year ended December 31, 2017 and to two individuals during the year ended December 31, 2016.

The debentures are convertible into 75,000 shares of common stock for up to 5 years, at the holders’ option, at an exercise price of $.50 and $.25, respectively. The debentures mature on the earlier of the closing of a subsequent financing event by the Company resulting in gross proceeds of at least $10,000,000 or three years from the date of issuance. The debentures bear interest at a rate of 10%. A beneficial conversion feature was not recorded as the fair market value of the Company’s common stock was less than the exercise prices at the dates of issuance and through the end of the period. Interest expense on the convertible debentures of $8,782 was recorded for the year ended December 31, 2017.

Note 10 – Derivative Liability

Convertible Note

During the year ended December 31, 2017, the Company issued three convertible notes (see Note 9 above).

The notes are convertible into common stock, at the holders’ option, at a discount to the market price of the Company’s common stock. The Company has identified embedded derivatives included in the 8% note dated March 30, 2017 and the 12% note relating to the conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the convertible note and a corresponding debt discount and revalued to fair value as of each subsequent reporting date. This resulted in a fair value of derivative liability of $472,523, consisting of $96,839 and $375,684 for the 8% and 12% notes, respectively in which to the extent of the face value of convertible notes was treated as debt discount and the excess of the derivative over the face value of the note is accounted for as interest expense.

The fair value of the embedded derivatives identified during the year ended December 31, 2017, in the amount of $96,839, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 271.91%, (3) weighted average risk-free interest rate of 1.91%, (4) expected life of 0.80 years, and (5) estimated fair value of the Company’s common stock of $0.28 per share. The Company recorded interest expense from the excess of the derivative liability over the face amount of the convertible note of $21,839 during the year ended December 31, 2017. The Company revalued the derivative liability to fair value at each conversion and recorded changes in fair value of the derivative liability of $14,055 and loss on extinguishment of debt of $34,951 through December 1, 2017, the date the note was fully converted.

The fair value of the embedded derivatives at December 31, 2017, in the amount of $375,684, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 272.27%, (3) weighted average risk-free interest rate of 1.2%, (4) expected life of 1 year, and (5) estimated fair value of the Company’s common stock of $0.33 per share. The Company recorded interest expense from the excess of the derivative liability over the convertible note of $250,684 during the year ended December 31, 2017. The Company revalued the derivative liability to fair value at each conversion and at year end and recorded changes in fair value of the derivative liability of $144,544 and loss on extinguishment of debt of $70,850.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

Note 11 – Notes Payable

Notes payable from continuing operations at December 31, 2017 consists of loans to HealthDatix from 3 individuals totaling $52,500. The loans do not bear interest and there are no specific terms for repayment.

Notes payable at December 31, 2016 are presented in liabilities from discontinued operations and consist of various notes payable in annual installments totaling $779,750 through September 2019. The notes include interest at 7% and are secured by the assets of ArcMail. The balance due on December 31, 2016 was $3,119,001.

During the year ended December 31, 2016, Arcmail entered into merchant financing agreements with various lenders for proceeds totaling $395,583 payable in daily amounts based on various percentages of future collections of accounts receivable, which were assigned to the lenders. The obligations will be satisfied upon total payments of $504,591 and matured in March 2017. The outstanding balance of notes payable - other was $153,404 and presented in liabilities from discontinued operations at December 31, 2016.

Note 12 – Stock Transactions

Common Stock Issued

On November 28, 2017, the Board unanimously approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of Common Stock which the Company is authorized to issue from Two hundred million (200,000,000) to Four Hundred Million (400,000,000) shares of Common Stock, $0.001 par value per share (the “Capitalization Amendment”). On November 29, 2017, the Majority Stockholders executed and delivered to the Company a written consent approving the Current Action.

In connection with the convertible notes payable (see Note 9 above) the noteholders converted $161,000 of principal balance and $3,000 of accrued interest to 3,327,581 shares of common stock during the year ended December 31, 2017. The stock issued was determined based on the terms of the convertible notes.

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

Treasury Stock

In connection with the sale of Arcmail, the CEO of ArcMail remitted 10,000,000 shares of iGambit common stock previously issued to him, valued at $.10 per share on June 30, 2017.

Note 13 - Income Taxes

The reconciliation between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense (benefit) is as follows:

	Year Ended December 31,
	2017	2016
Statutory U.S. federal income tax rate	(34.0)%	(34.0)%
State income taxes, net of federal income tax benefit	(4.0)%	(4.7)%
Tax effect of expenses that are not deductible for income tax purposes	9.0%	30.8%
Change in Valuation Allowance	29.0%	7.9%
Effective tax rate	(0.0)%	(0.0)%

At December 31, the significant components of the deferred tax assets (liabilities) are summarized below:

	2017	2016
Deferred Tax Assets:
Net Operating Losses	$2,329,938	$1,313,180
Other	377,445	185,670
Total deferred tax assets	2,707,383	1,498,850

Deferred Tax Liabilities:	—	—
Total deferred tax liabilities	—	—

Valuation Allowance	(2,707,383)	(1,498,850)
Net deferred tax assets	$—	$—

The Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a deferred tax expense of $392,000 for the year ended December 31, 2017 that is still fully valued against as of December 31, 2017. This expense is attributable to the Company being in a net deferred tax asset position at the time of remeasurement. As the Company maintains full valuation allowance, this amount can be seen on the rate reconciliation as an adjustment to deferred tax asset and corresponding valuation allowance.

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Tax Act”) was signed into law making significant changes to the Internal Revenue Code. Changes include, but are not limited to, a federal corporate tax rate decrease from 35% to 21% for tax years beginning after December 31, 2017, the transition of U.S international taxation from a worldwide tax system to a territorial system, and a one-time transition tax on the mandatory deemed repatriation of foreign earnings. We have estimated our provision for income taxes in accordance with the Tax Act and guidance available as of the date of this filing but have kept the full valuation allowance. As a result, we have recorded no income tax expense in the fourth quarter of 2017, the period in which the legislation was enacted.

On December 22, 2017, Staff Accounting Bulletin No. 118 ("SAB 118") was issued to address the application of US GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The deferred tax expense recorded in connection with the remeasurement of deferred tax assets is a provisional amount and a reasonable estimate at December 31, 2017 based upon the best information currently available. The ultimate impact may differ from these provisional amounts, possibly materially, due to, among other things, additional analysis, changes in interpretations and assumptions the Company has made, additional regulatory guidance that may be issued, and actions the Company may take as a result of the Tax Act. Any subsequent adjustment to these amounts will be recorded to current tax expense in the third quarter of 2018 when the analysis is complete. The accounting is expected to be complete when the 2017 U.S. corporate income tax return is filed in 2018.

As of December 31, 2017, the Company had federal and state net operating loss carryforwards of approximately $4.8 million and $5.0 million, which expire at various dates from 2024 through 2038. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce the Company’s U.S. federal and state income taxes. The net operating losses may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% change in ownership as determined under the regulations.

In accordance with ASC 740, a valuation allowance must be established if it is more likely than not that the deferred tax assets will not be realized. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, the Company’s most recent results of operations and expected future profitability. Based on the Company’s cumulative losses in recent years, a full valuation allowance against the Company’s deferred tax assets as of December 31, 2017 and 2016 has been established as Management believes that the Company will more likely than not realize the benefit of those deferred tax assets. Therefore, no tax provision has been recorded for the years ended December 31, 2017 and 2016.

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

Note 15 – Concentrations and Credit Risk

Sales and Accounts Receivable

HealthDatix had sales to three customers which accounted for approximately 44%, 27%, , and 11%, respectively of HealthDatix’s total sales for the year ended December 31, 2017. The three customers accounted for approximately 58%, 26%, and 11% of accounts receivable at December 31, 2017.

One customer accounted for 14% of sales included in discontinued operations for the year ended December 31, 2017.

Cash

Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. Cash balances could exceed insured amounts at any given time, however, the Company has not experienced any such losses. The Company did not have any interest-bearing accounts at December 31, 2017 and 2016, respectively.

Note 16 - Related Party Transactions

Note Payable – Related Party

ArcMail issued a promissory note to the president of ArcMail on June 30, 2015 for funds advanced. The note is payable in annual installments of $155,566 through December 2019 and is presented in liabilities from discontinued operations. The notes include interest at 6% and are subordinated to the notes payable. The balance on the related party note payable was $626,266 at December 31, 2017.

Amounts Due to Related Parties

Amounts due to related parties with balances of $128,476 and $508 at December 31, 2017 and 2016, respectively, do not bear interest and are payable on demand. The Company’s former subsidiary, Arcmail owed amounts on a credit card that is guaranteed by the husband of the Company’s Executive Vice President, who was held personally responsible by the credit card company for the unpaid balance.

Amounts due to related parties with a balance of $64,509 at December 31, 2016, consists of cash advances from the president of Arcmail, and is presented in liabilities from discontinued operations. These advances do not bear interest and are payable on demand.

Note 17 – Commitments and Contingencies

Lease Commitment

The Company is obligated under two operating leases for its premises that expire at various times through February 28, 2019.

Total future minimum annual lease payments under the leases for the years ending December 31 are as follows:

2018	$27,598
2019	3,380
$30,978

Rent expense of $26,745 and $19,380 was charged to continuing operations for the years ended December 31, 2017 and 2016, respectively.

Rent expense of $10,807 and $43,790 was charged to discontinued operations for the years ended December 31, 2017 and 2016, respectively.

Employment Arrangements With Executive Officers

Effective April 1, 2017, in connection with the acquisition of HealthDatix Inc., the Company entered into employment agreements with Jerry Robinson, MaryJo Robinson, and Kathleen Shepherd each under a three-year term at a base salary of $75,000 per year, bonuses based upon objectives set by the Company, and participation in all benefit programs generally made available to HealthDatix employees. The employment agreements restrict the executive officers from engaging in certain competitive activities for the greater of 60 months from the date of the agreements or two years following the termination of their respective employment.

Note 18 – Subsequent Events

Common Stock Issued

On February 5, 2018, the Company sold 750,000 shares of common stock at $.02 per share and issued a warrant to purchase 750,000 shares of common stock at a price of $.05 per share to an investor for proceeds of $15,000.

Subsequent to the end of the period through the date of the report, various noteholders converted $102,000 of principal and $9,826 of accrued interest to 5,344,180 shares of the Company’s common stock.

