Form 10-Q
period 2018-03-31
iGambit, Inc.
filed 2018-05-15
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2018

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

Yes ☐  No ☒

As of May 15, 2018 there were 125,089,324 (not including 10 million shares held in treasury) shares of the Registrant’s $0.001 par value common stock outstanding.

1

iGambit Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

IGAMBIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2018	2017
ASSETS
Current assets
Cash	$60,245	$9,449
Accounts receivable	1,521	6,254
Prepaid expenses and other current assets	22,521	39,377
Total current assets	84,287	55,080

Other assets
Property and equipment, net	3,413	3,845
Intangible assets, net	3,093,918	3,267,885
Deposits	1,945	1,945
	$3,183,563	$3,328,755

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$295,593	$348,354
Accrued interest on notes payable	18,775	21,602
Amounts due to related parties	128,476	128,476
Deferred revenue	5,375	9,100
Notes payable	52,500	52,500
Convertible debentures, net	560,799	333,689
Derivative liability	—	66,059
Total current liabilities	1,061,518	959,780

Stockholders' equity
Preferred stock, $.001 par value; authorized - 100,000,000 shares; issued and outstanding - 0 shares in 2017 and 2016, respectively	—	—
Common stock, $.001 par value; authorized - 400,000,000 shares; 132,290,751 and 126,196,571 shares issued and 122,290,751 and 116,196,571 shares outstanding (net of treasury shares) as of March 31, 2018 and December 31, 2017, respectively	132,291	126,196
Additional paid-in capital	13,248,356	12,891,348
Accumulated deficit	(10,258,602)	(9,648,569)
	3,122,045	3,368,975
Less: Treasury stock; 10,000,000 shares, at cost	(1,000,000)	(1,000,000)
Total stockholders' equity	2,122,045	2,368,975
	$3,183,563	$3,328,755

See accompanying notes to the condensed consolidated financial statements.

IGAMBIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2018	2017
Sales	$4,192	$4,350
Cost of sales	7,930	180

Gross profit (loss)	(3,738)	4,170

Operating expenses
General and administrative expenses	234,264	167,380
Amortization	173,967	—
Total operating expenses	408,231	167,380
Loss from operations	(411,969)	(163,210)

Other income (expenses)
Interest income	—	—
Change in fair value of derivative liability	(118,101)	—
Loss on extinguishment of debt	(63,699)	—
Interest expense	(16,264)	(11,927)
Total other income (expenses)	(198,064)	(11,927)

Loss from continuing operations	(610,033)	(175,137)
Loss from discontinued operations	—	(66,937)
Net loss	$(610,033)	$(242,074)

Basic and fully diluted loss per common share:
Continuing operations	$(.01)	$(.00)
Discontinued operations	$(.00)	$(.00)
Net loss per common share	$(.01)	$(.00)

Weighted average common shares outstanding - basic and fully diluted	121,245,294	48,807,434

See accompanying notes to the condensed consolidated financial statements.

IGAMBIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(610,033)	$(242,074)
Loss from discontinued operations	—	66,937
Net loss from continuing operations	(610,033)	(175,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	432	213
Amortization	173,967	12,745
Non cash interest expense	15,527	11,031
Stock-based compensation expense	—	800
Loss on extinguishment of debt	63,699	—
Change in fair value of derivative liability	118,101	—
Changes in operating assets and liabilities:
Accounts receivable	4,733	(1,250)
Prepaid expenses and other current assets	16,856	17,492
Accounts payable and accrued expenses	(52,761)	18,366
Deferred revenue	(3,725)	—
Net cash used in continuing operating activities	(273,204)	(115,740)
Net cash used in discontinued operating activities	—	(8,975)
NET CASH USED IN OPERATING ACTIVITIES	(273,204)	(124,715)

CASH FLOWS FROM INVESTING ACTIVITIES:
Preacquisition loans to subsidiary	—	(50,000)
Cash acquired from acquisition of subsidiary	—	29,584
Net cash used in continuing investing activities	—	(20,416)
Net cash provided by discontinued investing activities	—	31,636
NET CASH PROVIDED BY INVESTING ACTIVITIES	—	11,220

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt	309,000	100,000
Proceeds from sale of common stock	15,000	100,000
Proceeds from related party loans	—	492
Net cash provided by continuing financing activities	324,000	200,492
Net cash used in discontinued financing activities	—	(23,992)
NET CASH PROVIDED BY FINANCING ACTIVITIES	324,000	176,500

NET INCREASE IN CASH	50,796	63,005
CASH - BEGINNING OF PERIOD	9,449	10,522
CASH - END OF PERIOD	$60,245	$73,527

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$737	$896

Non-cash investing and financing activities:
Debt discount related to derivative liability	$43,249	$80,822
Notes payable converted to common stock	102,000	—
Common stock issued in payment of accrued interest	12,346	—

See accompanying notes to the condensed consolidated financial statements.

IGAMBIT INC.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2018 and 2017

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 17, 2018.

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

The results of operations of HealthDatix for the period February 14, 2017 to March 31, 2017 have been included in the consolidated statements of operations for the three months ended March 31, 2017. The following table presents unaudited pro forma results of operations of the Company and HealthDatix as if the acquisition had occurred at January 1, 2017. The pro forma condensed financial information is presented for informational purposes only. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place at the beginning of the earliest period presented, or of future results.

March 31,
2017
Pro forma revenue	$7,600
Pro forma gross profit	$7,413
Pro forma loss from operations	$(187,172)
Pro forma net loss	$(199,099)

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

The components of loss from discontinued operations presented in the consolidated statements of operations for the three months ended March 31, 2017 are presented as follows:

Sales	$386,157
Cost of sales	(29,462)
General and administrative expenses	(326,247)
Depreciation and amortization	(4,537)
Interest expense	(92,848)
Loss from discontinued operations	$(66,937)

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model. The Company uses Level 3 inputs to value its derivative liabilities. The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) and reflects gains and losses for the three months ended March 31, 2018.

Liabilities:
Balance of derivative liabilities - beginning of period	$66,059
Issued	43,249
Converted	(227,409)
Change in fair value of derivative liabilities	118,101
Balance of derivative liabilities - end of period	$—

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs from continuing operations for the three months ended March 31, 2018 and 2017 were $0 and $299, respectively.

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

Goodwill

Goodwill represents the excess of assets acquired over liabilities assumed of HealthDatix and the fair market value of the common shares issued by the Company for the acquisition of HealthDatix. In accordance with ASC Topic No. 350 “Intangibles – Goodwill and Other”), the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test, and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified. The Company recorded a full impairment of the Goodwill as of December 31, 2017.

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

Deferred Revenue

Deposits from customers included in discontinued operations are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s support and maintenance services, the Company recognizes such revenues when services are completed and billed. The Company has received deposits from its various customers that have been recorded as deferred revenue and presented as current liabilities in the amount of $5,375 and $9,100 as of March 31, 2018 and December 31, 2017, respectively.

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

Note 4 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has disposed of its operating subsidiary, and has an accumulated deficit of $10,258,602, and a working capital deficit of $977,231 at March 31, 2018. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to obtain necessary equity financing and ultimately from generating revenues from its newly acquired subsidiary to continue operations. The Company expects that working capital requirements will continue to be funded through a combination of its existing funds and further issuances of securities. Working capital requirements are expected to increase in line with the growth of the business. Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund operations over the next twelve months. The Company has no lines of credit or other bank financing arrangements.

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

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 5 – Property and Equipment

Property and equipment are carried at cost and consist of the following at March 31, 2018 and December 31, 2017:

	2018	2017
Office equipment and fixtures	$10,964	$10,964
Less: Accumulated depreciation	7,551	7,119
	$3,413	$3,845

Depreciation expense of $432 and $213 was charged to continuing operations for the three months ended March 31, 2018 and 2017, respectively.

Depreciation expense of $0 and $4,538 was charged to discontinued operations for the three months ended March 31, 2018 and 2017, respectively.

Note 6 – Intangible Assets

Intangible assets from the acquisitions of HealthDatix and ECSL are carried at cost and consist of the following at March 31, 2018 and December 31, 2017:

	2018	2017	Life
Software	$156,925	$156,925	5 years
Customer contracts	644,846	644,846	10 years
FDA 510K clearance	1,396,000	1,396,000	5 years
Technology license	1,000,000	1,000,000	5 years
In process research and development	604,000	604,000	Indefinite
	3,801,771	3,801,771
Less: Accumulated amortization	707,853	533,886
	$3,093,918	$3,267,885

Amortization expense of $173,967 and $12,745 was charged to continuing operations for the three months ended March 31, 2018 and 2017, respectively.

Note 7 - Loss Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options and common stock warrants, have not been included in the computation of diluted net loss per share for the three months ended March 31, 2018 and 2017 as the result would be anti-dilutive.

	Three Months Ended
	March 31,
	2018	2017
Stock options	8,463,000	663,000
Stock warrants	1,150,000	400,000
Total shares excluded from calculation	9,613,000	1,063,000

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

Stock option activity during the three months ended March 31, 2018 and 2017 follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2016	1,422,000	$0.03	$0.13	5.60
Options cancelled	(759,000)	0.03	—
Options outstanding at March 31, 2017	663,000	0.03	0.13	4.12
Options outstanding at December 31, 2017	8,463,000	$0.07	$0.07	7.41
No option activity	—	—	—
Options outstanding at March 31, 2018	8,463,000	$0.07	$0.07	7.16

Options outstanding at March 31, 2018 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
June 9, 2014	213,000	213,000	$0.03	June 9, 2024
June 6, 2014	250,000	250,000	$0.05	June 6, 2019
March 24, 2015	200,000	200,000	$0.01	March 24, 2020
April 6, 2017	600,000	600,000	$0.03	April 6, 2027
June 6, 2017	700,000	700,000	$0.07	June 6, 2022
June 6, 2017	6,500,000	6,500,000	$0.07	June 6, 2027
Total	8,463,000	8,463,000

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

Warrant activity during the three months ended March 31, 2018 and 2017 follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	(1)Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2016	275,000	$0.94	$0.10	2.42
Warrant granted	125,000	0.40	—
Warrants outstanding at March 31, 2017	400,000	$0.62	$0.10	4.03
Warrants outstanding at December 31, 2017	400,000	$0.62	$0.10	3.27
Warrant granted	750,000	0.05	—
Warrants outstanding at March 31, 2018	1,150,000	$0.21	$0.10	3.64

(1) Exclusive of 25,000 warrants expiring 2 years after initial IPO.

Warrants outstanding at March 31, 2018 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
April 1, 2000	25,000	25,000	$3.00	2 years after IPO
June 1, 2009	100,000	100,000	$0.50	June 1, 2019
June 1, 2009	50,000	50,000	$0.65	June 1, 2019
June 1, 2009	50,000	50,000	$0.85	June 1, 2019
June 1, 2009	50,000	50,000	$1.15	June 1, 2019
January 1, 2017	50,000	50,000	$0.25	October 10, 2021
January 1, 2017	50,000	50,000	$0.50	November 7, 2021
January 5, 2017	25,000	25,000	$0.50	January 5, 2022
February 5, 2018	375,000	375,000	$0.50	February 5, 2023
February 5, 2018	375,000	375,000	$0.50	February 5, 2023
Total	1,150,000	1,150,000

Note 9 – Convertible Debt

Convertible Notes Payable

On April 3, 2017, the Company entered into a Convertible Promissory Note pursuant to which the Company borrowed in the aggregate principal amount of $125,000. The convertible note is due 12 months after issuance and bears interest at a rate of 12%. The Note is convertible into shares of common stock of the Company 180 days following the date of funding and thereafter. The conversion price shall be subject to a discount of 50%. The conversion price shall be determined on the basis of the lowest VWAP (Volume Weighted Average Price) of the Common Stock during the prior twenty (20) trading day period. The Investor will be limited to convert no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. At any time during the period beginning on the date of the Note and ending on the date which is 180 days thereafter, the Company may repay the Note by paying an amount equal to the then outstanding amount multiplied by 135%. During the three months ended March 31, 2018, the noteholder converted the remaining principal balance of $39,000 and accrued interest of $9,826 to 2,591,087 shares of common stock.

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

On July 5, 2017, the Company issued an 8% convertible note in the aggregate principal amount of $63,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due April 15, 2018 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date. During the three months ended March 31, 2018, the noteholder converted the principal balance of the note and accrued interest of $2,520 to 2,753,093 shares of common stock.

On January 10, 2018, the Company issued an 8% convertible note in the aggregate principal amount of $120,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due January 10, 2019 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 15 trading day period ending on the latest complete trading day prior to the conversion date.

On January 16, 2018, the Company issued an 8% convertible note in the aggregate principal amount of $63,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due October 30, 2018 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date.

On March 6, 2018, the Company issued an 8% convertible note in the aggregate principal amount of $126,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due March 6, 2019 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the lowest trading price during the 20 trading day period ending on the latest complete trading day prior to and including the conversion date.

The Company recorded a debt discount related to identified embedded derivatives relating to conversion features and a reset provisions (see Note 10) based fair values as of the inception date of the Notes. The calculated debt discount equaled the face of the 8% note dated March 30, 2017 and was amortized through the date the convertible debt was fully extinguished. The calculated debt discount equaled the face of the 12% note and was amortized through the date the convertible debt was fully extinguished. The calculated debt discount equaled the face of the 8% note dated July 5, 2017 and was amortized through the date the convertible debt was fully extinguished. Interest expense on the convertible notes of $14,878 was recorded for the three months ended March 31, 2018.

Convertible Debentures

The Company issued convertible debentures to three individuals. The debentures are convertible into 75,000 shares of common stock for up to 5 years, at the holders’ option, at an exercise price of $.50 and $.25, respectively. The debentures mature on the earlier of the closing of a subsequent financing event by the Company resulting in gross proceeds of at least $10,000,000 or three years from the date of issuance. The debentures bear interest at a rate of 10%. A beneficial conversion feature was not recorded as the fair market value of the Company’s common stock was less than the exercise prices at the dates of issuance and through the end of the period. Interest expense on the convertible debentures of $1,829 and $1,801 was recorded for the three months ended March 31, 2018 and 2017, respectively.

Note 10 – Notes Payable

Notes payable at March 31, 2018 and December 31, 2017 consists of loans to HealthDatix from 3 individuals totaling $52,500, respectively. The loans do not bear interest and there are no specific terms for repayment.

Note 11 – Stock Transactions

Common Stock Issued

In connection with the convertible notes payable (see Note 9 above) the noteholders converted $102,000 of principal balance and $12,346 of accrued interest to 5,344,180 shares of common stock during the three months ended March 31, 2018. The stock issued was determined based on the terms of the convertible notes.

The Company sold 375,000 shares of common stock to an investor valued at $.02 per share on February 5, 2018 for proceeds of $7,500.

The Company sold 375,000 shares of common stock to an investor valued at $.02 per share on February 5, 2018 for proceeds of $7,500.

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

Note 13 – Concentrations and Credit Risk

Sales and Accounts Receivable

HealthDatix had sales to four customers which accounted for approximately 30%, 21%, 21%, and 19%, respectively of HealthDatix’s total sales for the three months ended March 31, 2018. One customer accounted for 100% of accounts receivable at March 31, 2018.

HealthDatix had sales to two customers which accounted for approximately 80% and 11%, respectively of HealthDatix’s total sales for the three months ended March 31, 2017. One customer accounted for 100% of accounts receivable at March 31, 2017.

Cash

Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. Cash balances could exceed insured amounts at any given time, however, the Company has not experienced any such losses. The Company did not have any interest-bearing accounts at March 31, 2018 and December 31, 2017, respectively.

Note 14 – Related Party Transactions

Amounts Due to Related Parties

Amounts due to related parties with balances of $128,476 at March 31, 2018 and December 31, 2017, respectively, do not bear interest and are payable on demand. The Company’s former subsidiary, Arcmail owed amounts on a credit card that is guaranteed by the husband of the Company’s Executive Vice President, who was held personally responsible by the credit card company for the unpaid balance.

Note 15 – Commitments and Contingencies

Lease Commitment

The Company is obligated under two operating leases for its premises that expire at various times through February 28, 2019.

Total future minimum annual lease payments under the leases for the years ending December 31 are as follows:

2018	$20,550
2019	3,380
$23,930

Rent expense of $7,048 and $5,591 was charged to continuing operations for the three months ended March 31, 2018 and 2017, respectively.

Rent expense of $10,807 was charged to discontinued operations for the three months ended March 31, 2017.

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

Note 16 – Subsequent Events

Common Stock Issued

On April 27, 2018, the Company sold 600,000 shares of common stock at $.025 per share to an investor for proceeds of $15,000.

Subsequent to the end of the period through the date of the report, various noteholders converted $64,000 of principal to 2,798,573 shares of the Company’s common stock.

Equity Financing Transaction

On May 3, 2018, the Company entered into a Convertible Promissory Note with an accredited investor pursuant to an exemption under section 4(a)(2) of the securities act of 1933, pursuant to which the investor agreed to lend and the Company agreed to repay the investor the aggregate principal amount of $83,500. The convertible note is due 12 months after issuance and bears interest at a rate of 8%. The Note is convertible into shares of common stock of the Company 180 days following the date of funding and thereafter. The conversion price shall be subject to a discount of 35%. The conversion price shall be determined on the basis of the average of the three lowest closing bid prices of the Common Stock during the prior twenty (20) trading day period.

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

INTRODUCTION

iGambit is a company focused on the medical technology markets. Our primary focus is the expansion of our medical technology business HealthDatix Inc.

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

Additionally, our CareDatix Chronic Care Management System, encompasses our FDA approved Electronic House Call system and Medicare covered platform, for continuous management of chronic care patients. The CareDatix platform can be tailored for individual care and health management of patients susceptible to chronic illness. The CareDatix platform is also designed to accumulate information from any TeleMedicine or wearable device.

 Assets. At March 31, 2018, we had $3,183,563 in total assets, compared to $3,328,755 at December 31, 2017. The decrease in total assets was primarily due to amortization of intangible assets from the acquisition of our HealthDatix subsidiary.

 Liabilities. At March 31, 2018, our total liabilities were $1,061,518 compared to $959,780 at December 31, 2017. Our current liabilities at March 31, 2018 consisted of accounts payable and accrued expenses of $295,593, accrued interest on notes payable of $18,775, amounts due to related parties of $128,476, deferred revenue of $5,375, notes payable of $52,500 and convertible debentures of $560,799, whereas our total liabilities at December 31, 2017 consisted of current liabilities including accounts payable and accrued expenses of $348,354, accrued interest on notes payable of $21,602, amounts due to related parties of $128,476, deferred revenue of $9,100, notes payable of $52,500, convertible debentures of $333,689 and derivative liability of $ 66,059.

Stockholders’ Equity. Our Stockholders’ Equity decreased to $2,122,045 at March 31, 2018 from $2,368,975 at December 31, 2017. This decrease was primarily due to an increase in accumulated deficit during the three months ended March 31, 2018.

Three Months Ended March 31, 2018 as Compared to Three Months Ended March 31, 2017

Revenues and Net Loss. We had $4,192 of revenue from our HealthDatix subsidiary and a net loss of $610,033 during the three months ended March 31, 2018, compared to revenue of $4,350 and a net loss of $242,074 for the three months ended March 31, 2017. The decrease in revenue was due primarily to the revenue generated by our HealthDatix subsidiary. We reported a loss of $66,937 from discontinued operations for the three months ended March 31, 2017.

General and Administrative Expenses. General and Administrative Expenses increased to $234,264 for the three months ended March 31, 2018 from $167,380 for the three months ended March 31, 2017. For the three months ended March 31, 2018 our General and Administrative Expenses consisted of corporate administrative expenses of $44,315, legal and accounting fees of $18,110, employee benefits expenses (health and life insurance) of $10,268, marketing expenses of $16,675, payroll expenses of $105,086, contract labor expense of $12,200, commissions and fees expenses of $21,000, and exchange filing fees of $6,610. For the three months ended March 31, 2017 our General and Administrative Expenses consisted of corporate administrative expenses of $40,324, legal and accounting fees of $36,600, employee benefits expenses (health and life insurance) of $12,665, marketing expenses of $16,666, payroll expenses of $34,483, consulting expenses of $8,025, commissions and fees expenses of $11,000, and exchange filing fees of $7,617. The increases from the three months ended March 31, 2017 to the three months ended March 31, 2018 relate primarily due to: (i) an increase in payroll expenses; (ii) an increase in commissions and fees expenses; (iii) an increase in contract labor expense; and (iv) an increase in general and administrative costs associated with the operation of our HealthDatix subsidiary. Costs associated with our officers’ salaries and the operation of our HealthDatix subsidiary are expected to increase going forward, as we expand the business operations of HealthDatix which would likely increase our corporate administrative expenses.

Other Income (Expense). We reported change in fair value of derivative liability of $118,101, loss on extinguishment of debt of $63,699, and interest expense of $16,264 for the three months ended March 31, 2018. We reported interest expense of $11,927 for the three months ended March 31, 2017.

Liquidity and Capital Resources

General

As reflected in the accompanying consolidated financial statements, at March 31, 2018, we had $60,245 of cash and stockholders’ equity of $2,122,045. At December 31, 2017, we had $9,449 of cash and stockholders’ equity of $2,368,975.

Our primary capital requirements in 2018 are likely to arise from the expansion of our HealthDatix operations. It is not possible to quantify those costs at this point in time, in that they depend on HealthDatix’s business opportunities and the state of the overall economy. We anticipate raising capital in the private markets to cover any such costs, though there can be no guaranty we will be able to do so on terms we deem to be acceptable. We do not have any plans at this point in time to obtain a line of credit or other loan facility from a commercial bank.

While we believe in the viability of our strategy to improve HealthDatix’s sales volume, and in our ability to raise additional funds, there can be no assurances that we will be able to fully effectuate our business plan.

We believe we will continue to increase our cash position and liquidity for the foreseeable future. We believe we have enough capital to fund our present operations.

Cash Flow Activity

Net cash used in operating activities was $273,204, for the three months ended March 31, 2018, compared to $124,715 for the three months ended March 31, 2017. Net cash used in continuing operating activities was $273,204 for the three months ended March 31, 2018, compared to $115,740 for the three months ended March 31, 2017. Our primary use of operating cash flows from continuing operating activities was from net losses of $610,033 and $242,074 for the three months ended March 31, 2018 and 2017, respectively. Additional contributing factors to the change were from depreciation expense of $432, amortization expense of $173,967, non-cash interest expense of $15,527, a loss on extinguishment of debt of $63,699, change in fair value of derivative liability of $118,101, a decrease in accounts receivable of $4,733, a decrease in prepaid expenses of $16,856, a decrease in accounts payable and accrued expenses of $52,761, and a decrease in deferred revenue $3,725. Net cash used in discontinued operating activities was $0 for the three months ended March 31, 2018 and $8,975 for the three months ended March 31, 2017. Cash used in discontinued operations was primarily from net losses of $66,937 from our ArcMail subsidiary for the three months ended March 31, 2017.

Net cash used in continuing investing activities was $0 for the three months ended March 31, 2018 and $20,416 for the three months ended March 31, 2017. For the three months ended March 31, 2017 the primary source of cash flows from investing activities was from cash received from the acquisition of our HealthDatix subsidiary. Net cash provided by discontinued investing activities was $0 for the three months ended March 31, 2018 and $31,636 for the three months ended March 31, 2017.

Net Cash provided by financing activities was $324,000 for the three months ended March 31, 2018 compared to $176,500 for the three months ended March 31, 2017. The cash flows provided by continuing financing activities for the three months ended March 31, 2018 was primarily from $309,000 in proceeds from convertible debentures and $15,000 in proceeds from the sale of stock. The cash flows provided by continuing financing activities for the three months ended March 31, 2017 was primarily from $100,000 in proceeds from convertible debentures, $100,000 in proceeds from the sale of stock and $492 in advances from related parties.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

.

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

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended March 31, 2018.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2018.

iGambit Inc.

/s/ John Salerno
John Salerno
Chief Executive Officer

/s/ Elisa Luqman
Elisa Luqman
Chief Financial Officer and Principal Accounting Officer

