Form 10-Q
period 2018-06-30
iGambit, Inc.
filed 2018-08-14
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2018

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

Yes ☐  No ☒

As of August 14, 2018, there were 144,987,848 (not including 10 million shares held in treasury) shares of the Registrant’s $0.001 par value common stock outstanding.

iGambit Inc.
Form 10-Q

Page No.
Part I — Financial Information

Item 1. Financial Statements:
Condensed Consolidated Balance Sheets	3
Condensed Consolidated Statements of Income	4
Condensed Consolidated Statements of Cash Flows	5
Notes to Condensed Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	24
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	29

Part II — Other Information

Item 1. Legal Proceedings	30
Item 1A. Risk Factors	30
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	30
Item 3. Defaults upon Senior Securities	30
Item 4. Removed and Reserved	30
Item 5. Other Information	30
Item 6. Exhibits	30
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I – FINANCIAL INFORMATION

iGambit Inc.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2018	2017
ASSETS
Current assets
Cash	$50,917	$9,449
Accounts receivable	1,126	6,254
Prepaid expenses and other current assets	5,661	39,377
Total current assets	57,704	55,080

Other assets
Property and equipment, net	2,982	3,845
Intangible assets, net	2,919,950	3,267,885
Deposits	1,945	1,945
	$2,982,581	$3,328,755

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$290,141	$348,354
Accrued interest on notes payable	27,420	21,602
Amounts due to related parties	128,476	128,476
Deferred revenue	1,650	9,100
Notes payable	52,500	52,500
Convertible debentures, net	583,508	333,689
Derivative liability	33,473	66,059
Total current liabilities	1,117,168	959,780

Stockholders' equity
Preferred stock, $.001 par value; authorized - 100,000,000 shares; issued and outstanding - 0 shares in 2017 and 2016, respectively	—	—
Common stock, $.001 par value; authorized - 400,000,000 shares; 146,158,947 and 126,196,571 shares issued and 136,158,947 and 116,196,571 shares outstanding (net of treasury shares) as of June 30, 2018 and December 31, 2017, respectively	146,159	126,196
Additional paid-in capital	13,704,103	12,891,348
Accumulated deficit	(10,984,849)	(9,648,569)
	2,865,413	3,368,975
Less: Treasury stock; 10,000,000 shares, at cost	(1,000,000)	(1,000,000)
Total stockholders' equity	1,865,413	2,368,975
	$2,982,581	$3,328,755

See accompanying notes to the condensed consolidated financial statements.

iGambit Inc.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	JUNE 30,		JUNE 30,
	2018	2017	2018	2017
Sales	$3,726	$4,595	$7,918	$8,945
Cost of sales	7,894	14,432	15,824	14,612
Gross profit (loss)	(4,168)	(9,837)	(7,906)	(5,667)

Operating expenses
General and administrative expenses	310,873	913,213	545,137	1,067,847
Amortization	173,968	325,490	347,935	338,236
Total operating expenses	484,841	1,238,703	893,072	1,406,083
Loss from operations	(489,009)	(1,248,540)	(900,978)	(1,411,750)

Other income (expenses)
Change in fair value of derivative liability	(86,090)	—	(204,191)	—
Loss on extinguishment of debt	(74,571)	—	(138,270)	—
Loss on sale of subsidiary	—	(396,972)	—	(396,972)
Interest expense	(76,577)	(1,738)	(92,841)	(13,665)
Total other income (expenses)	(237,238)	(398,710)	(435,302)	(410,637)
Loss from continuing operations	(726,247)	(1,647,250)	(1,336,280)	(1,822,387)
Loss from discontinued operations	—	—	—	(66,937)
Net loss	$(726,247)	$(1,647,250)	$(1,336,280)	$(1,889,324)

Basic and fully diluted loss per common share:
Continuing operations	$(.01)	$(.03)	$(.01)	$(.03)
Discontinued operations	$.00	$.00	$.00	$.00
Net loss per common share	$(.01)	$(.03)	$(.01)	$(.03)
Weighted average common shares outstanding - basic and fully diluted	127,632,070	58,686,023	124,456,325	53,774,018

See accompanying notes to the condensed consolidated financial statements.

iGambit Inc.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30,
(UNAUDITED)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,336,280)	$(1,889,324)
Loss from discontinued operations	—	66,937
Net loss from continuing operations	(1,336,280)	(1,822,387)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	863	522
Amortization	347,935	338,236
Non cash interest expense	91,008	748
Loss on sale of subsidiary	—	396,972
Stock-based compensation expense	88,800	739,325
Loss on extinguishment of debt	138,270	—
Change in fair value of derivative liability	204,191	—
Changes in operating assets and liabilities:
Accounts receivable	5,128	2,025
Prepaid expenses and other current assets	33,716	32,710
Accounts payable and accrued expenses	(58,213)	(64,901)
Accrued interest on notes payable	—	8,800
Deferred revenue	(7,450)	—
Net cash used in continuing operating activities	(492,032)	(367,950)
Net cash provided by (used in) discontinued operating activities	—	258
NET CASH USED IN OPERATING ACTIVITIES	(492,032)	(367,692)

CASH FLOWS FROM INVESTING ACTIVITIES:
Perquisition loans to subsidiary	—	(50,000)
Loans to deconsolidated subsidiary	—	(10,382)
Cash acquired from acquisition of subsidiary	—	29,584
Net cash used in continuing investing activities	—	(30,798)
Net cash used in discontinued investing activities	—	—
NET CASH USED IN INVESTING ACTIVITIES	—	(30,798)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	503,500	225,000
Proceeds from sale of common stock	30,000	175,000
Repayment of notes payable	—	(8,000)
Increase (decrease) in amounts due to related parties	—	(508)
Net cash provided by continuing financing activities	533,500	391,492
Net cash provided by discontinued financing activities	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	533,500	391,492

NET INCREASE (DECREASE) IN CASH	41,468	(6,998)
CASH - BEGINNING OF PERIOD	9,449	10,522
CASH - END OF PERIOD	$50,917	$3,524

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,834	$1,502

Non-cash investing and financing activities:
Debt discount related to derivative liability	$224,249	$5,822
Common stock issued in payment of accounts payable	—	11,250
Notes payable converted to common stock	257,000	—
Common stock issued in payment of accrued interest	15,466	—

See accompanying notes to the condensed consolidated financial statements.

iGambit Inc.

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2018 and 2017

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 17, 2018.

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

The results of operations of HealthDatix for the period February 14, 2017 to March 31, 2018 have been included in the consolidated statements of operations for the six months ended June 30, 2017. The following table presents unaudited pro forma results of operations of the Company and HealthDatix as if the acquisition had occurred at January 1, 2017. The pro forma condensed financial information is presented for informational purposes only. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place at the beginning of the earliest period presented, or of future results.

June 30,
2017
Pro forma revenue	$12,195
Pro forma gross profit (loss)	$(2,423)
Pro forma loss from operations	$(1,486,328)
Pro forma net loss	$(1,905,738)

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

The components of loss from discontinued operations presented in the consolidated statements of operations for the six months ended June 30, 2017 are presented as follows:

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model. The Company uses Level 3 inputs to value its derivative liabilities. The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) and reflects gains and losses for the six months ended June 30, 2018.

Liabilities:
Balance of derivative liabilities - beginning of period	$66,059
Issued	249,496
Converted	(486,274)
Change in fair value of derivative liabilities	204,192
Balance of derivative liabilities - end of period	$33,473

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs from continuing operations for the six months ended June 30, 2018 and 2017 were $0 and $1,196, respectively.

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

Deferred Revenue

Deposits from customers included in discontinued operations are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s support and maintenance services, the Company recognizes such revenues when services are completed and billed. The Company has received deposits from its various customers that have been recorded as deferred revenue and presented as current liabilities in the amount of $1,650 and $9,100 as of June 30, 2018 and December 31, 2017, respectively.

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

Note 4 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has disposed of its operating subsidiary, and has an accumulated deficit of $10,984,849, and a working capital deficit of $1,059,464 at June 30, 2018. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to obtain necessary equity financing and ultimately from generating revenues from its newly acquired subsidiary to continue operations. The Company expects that working capital requirements will continue to be funded through a combination of its existing funds and further issuances of securities. Working capital requirements are expected to increase in line with the growth of the business. Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund operations over the next twelve months. The Company has no lines of credit or other bank financing arrangements. The Company has financed operations to date through the proceeds of a private placement of equity and debt instruments.  In connection with the Company’s business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. The Company intends to finance these expenses with further issuances of securities, and debt issuances. Thereafter, the Company expects it will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to current stockholders. Further, such securities might have rights, preferences or privileges senior to common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict business operations.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 5 – Property and Equipment

Property and equipment are carried at cost and consist of the following at June 30, 2018 and December 31, 2017:

	2018	2017
Office equipment and fixtures	$10,964	$10,964
Less: Accumulated depreciation	7,982	7,119
	$2,982	$3,845

Depreciation expense of $863 and $522 was charged to continuing operations for the six months ended June 30, 2018 and 2017, respectively.

Depreciation expense of $0 and $4,538 was charged to discontinued operations for the six months ended June 30, 2018 and 2017, respectively.

Note 6 – Intangible Assets

Intangible assets from the acquisitions of HealthDatix and ECSL are carried at cost and consist of the following at June 30, 2018 and December 31, 2017:

	2018	2017	Life
Software	$156,925	$156,925	5 years
Customer contracts	644,846	644,846	10 years
FDA 510K clearance	1,396,000	1,396,000	5 years
Technology license	1,000,000	1,000,000	5 years
In process research and development	604,000	604,000	Indefinite
	3,801,771	3,801,771
Less: Accumulated amortization	881,821	533,886
	$2,919,950	$3,267,885

Amortization expense of $347,935 and $338,236 was charged to continuing operations for the six months ended June 30, 2018 and 2017, respectively.

Note 7 - Loss Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options and common stock warrants, have not been included in the computation of diluted net loss per share for the six months ended June 30, 2018 and 2017 as the result would be anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Stock options	8,463,000	8,463,000	8,463,000	8,463,000
Stock warrants	1,900,000	400,000	1,900,000	400,000
Total shares excluded from calculation	10,363,000	8,863,000	10,363,000	8,863,000

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

Stock option activity during the six months ended June 30, 2018 and 2017 follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2016	1,422,000	$0.03	$0.13	5.60
Options granted	7,800,000	0.07	—
Options cancelled	(759,000)	0.03	—
Options outstanding at June 30, 2017	8,463,000	$0.07	0.07	7.91
Options outstanding at December 31, 2017	8,463,000	0.07	$0.07	7.41
No option activity	—	—	—
Options outstanding at June 30, 2018	8,463,000	$0.07	$0.07	6.91

Options outstanding at June 30, 2018 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
June 9, 2014	213,000	213,000	$0.03	June 9, 2024
June 6, 2014	250,000	250,000	$0.05	June 6, 2019
March 24, 2015	200,000	200,000	$0.01	March 24, 2020
April 6, 2017	600,000	600,000	$0.03	April 6, 2027
June 6, 2017	700,000	700,000	$0.07	June 6, 2022
June 6, 2017	6,500,000	6,500,000	$0.07	June 6, 2027
Total	8,463,000	8,463,000

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

Warrant activity during the six months ended June 30, 2018 and 2017 follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	(1)Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2016	275,000	$0.94	$0.10	2.42
Warrant granted	125,000	0.40	—
Warrants outstanding at June 30, 2017	400,000	$0.62	$0.10	3.78
Warrants outstanding at December 31, 2017	400,000	$0.62	$0.10	3.27
Warrants granted	1,500,000	0.05	—
Warrants outstanding at June 30, 2018	1,900,000	$0.21	$0.12	3.75

(1) Exclusive of 25,000 warrants expiring 2 years after initial IPO.

Warrants outstanding at June 30, 2018 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
April 1, 2000	25,000	25,000	$3.00	2 years after IPO
June 1, 2009	100,000	100,000	$0.50	June 1, 2019
June 1, 2009	50,000	50,000	$0.65	June 1, 2019
June 1, 2009	50,000	50,000	$0.85	June 1, 2019
June 1, 2009	50,000	50,000	$1.15	June 1, 2019
January 1, 2017	50,000	50,000	$0.25	October 10, 2021
January 1, 2017	50,000	50,000	$0.50	November 7, 2021
January 5, 2017	25,000	25,000	$0.50	January 5, 2022
February 5, 2018	375,000	375,000	$0.05	February 5, 2023
February 5, 2018	375,000	375,000	$0.05	February 5, 2023
April 27, 2018	375,000	375,000	$0.05	April 27, 2023
April 27, 2018	375,000	375,000	$0.05	April 27, 2023
Total	1,900,000	1,900,000

Note 9 – Convertible Debt

Convertible Notes Payable

On April 3, 2017, the Company entered into a Convertible Promissory Note pursuant to which the Company borrowed in the aggregate principal amount of $125,000. The convertible note is due 12 months after issuance and bears interest at a rate of 12%. The Note is convertible into shares of common stock of the Company 180 days following the date of funding and thereafter. The conversion price shall be subject to a discount of 50%. The conversion price shall be determined on the basis of the lowest VWAP (Volume Weighted Average Price) of the Common Stock during the prior twenty (20) trading day period. The Investor will be limited to convert no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. At any time during the period beginning on the date of the Note and ending on the date which is 180 days thereafter, the Company may repay the Note by paying an amount equal to the then outstanding amount multiplied by 135%. During the six months ended June 30, 2018, the noteholder converted the remaining principal balance of $39,000 and accrued interest of $9,826 to 2,591,087 shares of common stock.

On November 28, 2017, the Company issued an 8% convertible note in the aggregate principal amount of $103,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due September 5, 2018 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date. During the six months ended June 30, 2018, the noteholder converted $77,000 of the principal balance to 6,408,985 shares of common stock. The balance of the note was $26,000 on June 30, 2018.

On October 10, 2017, the Company issued an 8% convertible note in the aggregate principal amount of $78,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due July 15, 2018 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date. During the six months ended June 30, 2018, the noteholder converted the principal balance of the note and accrued interest of $3,120 to 3,709,211 shares of common stock.

On July 5, 2017, the Company issued an 8% convertible note in the aggregate principal amount of $63,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due April 15, 2018 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date. During the six months ended June 30, 2018, the noteholder converted the principal balance of the note and accrued interest of $2,520 to 2,753,093 shares of common stock.

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

On May 3, 2018, the Company entered into a Convertible Promissory Note pursuant to which the Company borrowed in the aggregate principal amount of $83,500. The convertible note is due 12 months after issuance and bears interest at a rate of 8%. The Note is convertible into shares of common stock of the Company 180 days following the date of funding and thereafter. The conversion price shall be subject to a discount of 35% applied to the average of the three lowest closing bid prices of the Common Stock during the prior twenty (20) trading day period. The Investor will be limited to convert no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. At any time during the period beginning on the date of the Note and ending on the date which is 180 days thereafter, the Company may repay the Note by paying an amount equal to the then outstanding amount multiplied by 130%.

On May 15, 2018, the Company issued an 8% convertible note in the aggregate principal amount of $58,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due February 28, 2019 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date.

On June 25, 2018, the Company issued an 8% convertible note in the aggregate principal amount of $53,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due April 15, 2019 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date.

The Company recorded a debt discount related to identified embedded derivatives relating to conversion features and a reset provisions (see Note 10) based fair values as of the inception date of the Notes. The calculated debt discount equaled the face of the 8% note dated March 30, 2017 and was amortized through the date the convertible debt was fully extinguished. The calculated debt discount equaled the face of the 12% note and was amortized through the date the convertible debt was fully extinguished. The calculated debt discount equaled the face of the 8% note dated July 5, 2017 and was amortized through the date the convertible debt was fully extinguished. The calculated debt discount equaled the face of the 8% note dated October 10, 2017 and was amortized through the date the convertible debt was fully extinguished. The calculated debt discount equaled the face of the 8% note dated November 28, 2017 and is being amortized and revalued over the term of the note. Interest expense on the convertible notes of $61,479 was recorded for the six months ended June 30, 2018.

Convertible Debentures

The Company issued convertible debentures to three individuals. The debentures are convertible into 75,000 shares of common stock for up to 5 years, at the holders’ option, at an exercise price of $.50 and $.25, respectively. The debentures mature on the earlier of the closing of a subsequent financing event by the Company resulting in gross proceeds of at least $10,000,000 or three years from the date of issuance. The debentures bear interest at a rate of 10%. A beneficial conversion feature was not recorded as the fair market value of the Company’s common stock was less than the exercise prices at the dates of issuance and through the end of the period. Interest expense on the convertible debentures of $3,699 and $3,671 was recorded for the six months ended June 30, 2018 and 2017, respectively.

Note 10 – Derivative Liability

Convertible Note

During the six months ended June 30, 2018, the Company issued five convertible notes (see Note 9 above).

The notes are convertible into common stock, at the holders’ option, at a discount to the market price of the Company’s common stock. The Company has identified embedded derivatives included in the 8% notes dated October 10, 2017 and November 28, 2017 relating to the conversion features. The accounting treatment of derivative financial instruments requires that the Company record the fair value of the derivatives as of the inception date of the convertible note and a corresponding debt discount and revalued to fair value as of each subsequent reporting date. This resulted in a fair value of derivative liability of $206,247, consisting of $101,062 and $105,185 for the October 10, 2017 and November 28, 2017 notes, respectively in which to the extent of the face value of convertible notes was treated as debt discount and the excess of the derivative over the face value of the note is accounted for as interest expense.

The fair value of the embedded derivatives identified during the six months ended June 30, 2018, in the amount of $101,062, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 230.25%, (3) weighted average risk-free interest rate of 1.91%, (4) expected life of 0.76 years, and (5) estimated fair value of the Company’s common stock of $0.065 per share. The Company recorded interest expense from the excess of the derivative liability over the face amount of the convertible note of $23,062 during the six months ended June 30, 2018. The Company revalued the derivative liability to fair value at each conversion and recorded changes in fair value of the derivative liability of $34,519 and loss on extinguishment of debt of $47,840 through May 15, 2018, the date the note was fully converted.

The fair value of the embedded derivatives at June 30, 2018, in the amount of $105,185, was determined using the Binomial Option Pricing Model based on the following assumptions: (1) dividend yield of 0%; (2) expected volatility of 257.33%, (3) weighted average risk-free interest rate of 2.07%, (4) expected life of .77 years, and (5) estimated fair value of the Company’s common stock of $0.0215 per share. The Company recorded interest expense from the excess of the derivative liability over the convertible note of $2,185 during the six months ended June 30, 2018. The Company revalued the derivative liability to fair value at each conversion and at period end and recorded changes in fair value of the derivative liability of $51,572 and loss on extinguishment of debt of $26,731.

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

Note 11 – Notes Payable

Notes payable at June 30, 2018 and December 31, 2017 consists of loans to HealthDatix from 3 individuals totaling $52,500, respectively. The loans do not bear interest and there are no specific terms for repayment.

Note 12 – Stock Transactions

Common Stock Issued

In connection with the convertible notes payable (see Note 9 above) the noteholders converted $257,000 of principal balance and $15,466 of accrued interest to 15,462,376 shares of common stock during the six months ended June 30, 2018. The stock issued was determined based on the terms of the convertible notes.

The Company issued 3,000,000 common shares for services, valued at $.0296 per share on May 16, 2018.

The Company sold 1,500,000 shares of common stock to an investor valued at $.02 per share during the six months ended June 30, 2018 for proceeds of $30,000.

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

Note 14 – Concentrations and Credit Risk

Sales and Accounts Receivable

HealthDatix had sales to four customers which accounted for approximately 32%, 23%, 22%, and 10%, respectively of HealthDatix’s total sales for the six months ended June 30, 2018. One customer accounted for 100% of accounts receivable at June 30, 2018.

HealthDatix had sales to two customers which accounted for approximately 64% and 32%, respectively of HealthDatix’s total sales for the period February 14, 2017 through June 30, 2017. One customer accounted for 100% of accounts receivable at June 30, 2017.

Cash

Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. Cash balances could exceed insured amounts at any given time, however, the Company has not experienced any such losses. The Company did not have any interest-bearing accounts at June 30, 2018 and December 31, 2017, respectively.

Note 15 - Related Party Transactions

Amounts Due to Related Parties

Amounts due to related parties with balances of $128,476 at June 30, 2018 and December 31, 2017, respectively, do not bear interest and are payable on demand. The Company’s former subsidiary, Arcmail owed amounts on a credit card that is guaranteed by the husband of the Company’s Executive Vice President, who was held personally responsible by the credit card company for the unpaid balance.

Note 16 – Commitments and Contingencies

Lease Commitment

The Company is obligated under two operating leases for its premises that expire at various times through February 28, 2019.

Total future minimum annual lease payments under the leases for the years ending December 31 are as follows:

2018	$15,480
2019	3,380
$18,860

Rent expense of $14,235 and $12,642 was charged to continuing operations for the six months ended June 30, 2018 and 2017, respectively.

Rent expense of $10,807 was charged to discontinued operations for the six months ended June 30, 2017.

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

Note 17 – Subsequent Events

Common Stock Issued

Subsequent to the end of the period through the date of the report, various noteholders converted $89,000 of principal and $6,640 of accrued interest to 8,828,901 shares of the Company’s common stock.

Designation of Preferred Stock

On August 2, 2018, the Company filed a Certificate of Designation with the Delaware Division of Corporations whereby the Company designated a Series A Preferred Stock and issued 1,000 shares to the Company’s CEO. The holders of Series A Preferred Stock will have voting rights, when combined with their existing holdings of the Company’s common stock, that entitle them to have an aggregate of 51% of the votes eligible to be cast by all stockholders with respect to all matters brought before a vote of the stockholders of the Company.

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

Our AWV solution offers a fully-hosted cloud service for healthcare providers to conduct the Medicare Annual Wellness Visit (AWV) program to their Medicare patients providing the patient with a 5-10 year Personalized Preventive Plan and physician reports that meet all Medicare audit requirements. The AWV is a program that allows a physician to identify those patients that have 2+ chronic conditions that require additional screening and management.

Additionally our Chronic Care Management System (CCM), encompasses our FDA approved Electronic House Call system and Medicare covered platform, for continuous management of chronic care patients. The CCM platform can be tailored for individual care and health management of patients susceptible to chronic illness. The CCM platform is also designed to accumulate information from our BioDatix HealthBand, or any TeleMedicine or wearable device.

The BioDatix Health Band pilot launch for September 2018 will provide the ability to passively collect a wearers Heart Rate, Blood Oxygen, Blood Pressure, Sleep and Steps/Distance/Calories.

The data is then transmitted to our CCM back-end application producing trend reports and alerts. Identified “out of limit” or “unusual” baselines that can be managed by the wearer, caregiver, physicians and physicians’ staff.

 Assets. At June 30, 2018, we had $2,982,581 in total assets, compared to $3,328,755 at December 31, 2017. The decrease in total assets was primarily due to amortization of intangible assets from the acquisition of our HealthDatix subsidiary.

 Liabilities. At June 30, 2018, our total liabilities were $1,117,168 compared to $959,780 at December 31, 2017. Our current liabilities at June 30, 2018 consisted of accounts payable and accrued expenses of 290,141, accrued interest on notes payable of $27,420, amounts due to related parties of $128,476, deferred revenue of $1,650, notes payable of $52,500, convertible debentures of $583,508, and derivative liability of $33,473, whereas our current liabilities at December 31, 2017 consisted of accounts payable and accrued expenses of $348,354, accrued interest on notes payable of $21,602, amounts due to related parties of $128,476, deferred revenue of $9,100, notes payable of $52,500, convertible debentures of $333,689, and derivative liability of $66,059.

Stockholders’ Equity. Our Stockholders’ Equity was $1,865,413 at June 30, 2018 compared to Stockholders Equity of $2,368,975 at December 31, 2017. This decrease was primarily due to an increase in accumulated deficit during the six months ended June 30, 2018.

three Months Ended JUNE 30, 2018 as Compared to Three Months Ended JUNE 30, 2017

Revenues and Net Loss. We had $3,726 of revenue from our HealthDatix subsidiary and a net loss of $726,247 during the three months ended June 30, 2018, compared to $4,595 of revenue and a net loss of $1,647,250 during the three months ended June 30, 2017. The decrease in revenue was due primarily to revenue generated by our HealthDatix subsidiary.

General and Administrative Expenses. General and Administrative Expenses decreased to $310,873 from $913,213 for the three months ended June 30, 2018 from the three months ended June 30, 2017. For the three months ended June 30, 2018 our General and Administrative Expenses consisted of corporate administrative expenses of $24,175, depreciation expense of $432, legal and accounting fees of $26,500, employee benefits expenses (health and life insurance) of $11,623, marketing expense of $17,941, travel expenses of $3,859, payroll expenses of $103,344, contract labor expenses of $12,000, consulting fees expense of $89,400, exchange filing fees of $4,200, rent expense of $7,188, and transfer agent fees of $10,211. For the three months ended June 30, 2017 our General and Administrative Expenses consisted of corporate administrative expenses of $33,723, board compensation expenses of $133,856, legal and accounting fees of $74,200, employee benefits expenses (health and life insurance) of $16,916, marketing expenses of $17,053, payroll expenses of $383,910, commissions and fees expenses of $52,675, consulting fees expenses of $179,111, exchange filing fees of $3,717, rent expense of $7,052 and research and development Expense of 11,000. The decreases from the three months ended June 30, 2017 to the three months ended June 30, 2018 relate primarily due to: (i) a decrease in payroll expense and employee benefits, (ii) a decrease in board compensation expenses, and (iii) a decrease in consulting and fees expenses. Costs associated with the operation of our HealthDatix subsidiary are expected to increase going forward, as we expand the business operations of HealthDatix which would likely increase our corporate administrative expenses.

Other Income (Expense). We reported a loss on change in fair value of derivative liability of $86,090, loss on extinguishment of debt of $74,571 and interest expense of $76,577 for the three months ended June 30, 2018. We reported loss on sale of subsidiary of $396,972 and interest expense of $1,738 for the three months ended June 30, 2017.

six Months Ended june 30, 2018 as Compared to six Months Ended june 30, 2017

Revenues and Net Loss. We had $7,918 of revenue from our HealthDatix subsidiary and a net loss of $1,336,280 during the six months ended June 30, 2018, compared to revenue of $8,945 and a net loss of $1,889,324 for the six months ended June 30, 2017. The decrease in revenue was due primarily to the revenue generated by our HealthDatix subsidiary. We reported a loss of $66,937 from discontinued operations for the six months ended June 30, 2017.

General and Administrative Expenses. General and Administrative Expenses decreased to $545,137 for the six months ended June 30, 2018 from $1,067,847 for the six months ended June 30, 2017. For the six months ended June 30, 2018 our General and Administrative Expenses consisted of corporate administrative expenses of $46,699, depreciation expense of $863, legal and accounting fees of $44,610, employee benefits expenses (health and life insurance) of $21,891, marketing expense of $34,616, trade show expense of $5,543, travel expenses of $4,965, payroll expenses of $208,430, contact labor expenses of $24,200, commissions and fees expense of $21,000, consulting fees expense of $89,400, exchange filing fees of $10,810, rent expense of $14,235, and transfer agent fees of $17,875. For the six months ended June 30, 2017 our General and Administrative Expenses consisted of corporate administrative expenses of $52,272, board compensation expense of $134,856, legal and accounting fees of $110,801, employee benefits expenses (health and life insurance) of $31,220, marketing expense of $33,719, payroll expenses of $418,393, commissions and fees expense of $64,475, consulting fees expense of $187,136, exchange filing fees of $11,333, rent expense of $12,642, and research and development expense of $11,000. The decreases from the six months ended June 30, 2017 to the six months ended June 30, 2018 relate primarily due to: (i) a decrease in payroll expense and employee benefits, (ii) a decrease in board compensation expenses, and (iii) a decrease consulting and fees expenses. Costs associated with the operation of our HealthDatix subsidiary are expected to increase going forward, as we expand the business operations of HealthDatix which would likely increase our corporate administrative expenses.

Other Income (Expense). We reported a loss on change in fair value of derivative liability of $204,191, loss on extinguishment of debt of $138,270 and interest expense of $92,841 for the six months ended June 30, 2018. We reported loss on sale of subsidiary of $396,972 and interest expense of $13,665 for the six months ended June 30, 2017.

Liquidity and Capital Resources

General

As reflected in the accompanying consolidated financial statements, at June 30, 2018, we had $50,917 of cash and stockholders’ equity of $1,865,413. At December 31, 2017, we had $9,449 of cash and stockholders’ equity of $2,368,975.

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

Cash Flow Activity

Net cash used in operating activities was $492,032, for the six months ended June 30, 2018, compared to $367,692 for the six months ended June 30, 2017. Net cash used in continuing operating activities was $492,032 for the six months ended June 30, 2018, compared to $367,950 for the six months ended June 30, 2017. Our primary use of operating cash flows from continuing operating activities was from net losses of $1,336,280 and $1,889,324 for the six months ended June 30, 2018 and 2017, respectively. Additional contributing factors to the change were from depreciation expense of $863, amortization expense of $347,935, non-cash interest expense of $91,008, stock based compensation of $88,800, loss on the extinguishment of debt of $138,270, a change in fair value of derivative liability of $204,191, decrease in accounts receivable of $5,128, a decrease in prepaid expenses of $33,716, a decrease in accounts payable and accrued expenses of $58,213, and a decrease in deferred revenue of $7,450. Net cash provided by discontinued operations was $258 for the six months ended June 30, 2017. Cash provided by discontinued operations was primarily due to a decrease in accounts receivable from discontinued operations for the six months ended June 30, 2017.

Net cash used in continuing investing activities was $0 for the six months ended June 30, 2018 and $30,798 for the six months ended June 30, 2017. For the six months ended June 30, 2017 the primary use of cash flows in investing activities was pre-acquisition loans to subsidiaries and loans to our Arcmail subsidiary prior to deconsolidation.

Net Cash provided by financing activities was $533,500 for the six months ended June 30, 2018 compared to $391,492 for the six months ended June 30, 2017. The cash flows provided by continuing financing activities for the six months ended June 30, 2018 was primarily from $30,000 in proceeds from the sale of common stock and $503,500 in proceeds from issuance of convertible debentures. The cash flows provided by continuing financing activities for the six months ended June 30, 2017 was primarily from $175,000 in proceeds from the sale of common stock and $225,000 in proceeds from issuance of convertible debentures.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended June 30, 2018.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 14, 2018.

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

