Form 10-Q
period 2018-09-30
iGambit, Inc.
filed 2018-11-20
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2018

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

Yes ☐  No ☒

The Registrant had 181,639,817 (not including 10 million shares held in treasury) shares of the Registrant’s $0.001 par value common stock outstanding.

Gambit Inc.
Form 10-Q

Part I — Financial Information

Item 1.	Financial Statements:
	Unaudited Condensed Consolidated Balance Sheets	3
	Unaudited Condensed Consolidated Statements of Operations	4
	Unaudited Condensed Consolidated Statements of Cash Flows	5
	Unaudited Condensed Notes to Consolidated Financial Statements	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29
Item 4.	Controls and Procedures	30

Part II — Other Information

Item 1.	Legal Proceedings	31
Item 1A.	Risk Factors	31
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31
Item 3.	Defaults upon Senior Securities	31
Item 4.	Removed and Reserved	31
Item 5.	Other Information	31
Item 6.	Exhibits	31
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

IGAMBIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2018	2017
ASSETS
Current assets
Cash	$3,182	$9,449
Accounts receivable	25,981	6,254
Prepaid expenses and other current assets	—	39,377
Total current assets	29,163	55,080
Other assets
Property and equipment, net	2,550	3,845
Intangible assets, net	2,745,983	3,267,885
Deposits	1,945	1,945
Total assets	$2,779,641	$3,328,755

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$279,426	$348,354
Accrued interest on notes payable	32,060	21,602
Amounts due to related parties	128,476	128,476
Deferred revenue	4,167	9,100
Notes payable	52,500	52,500
Convertible debentures, net of debt discount of $157,578 and $24,311 as of September 30, 2018 and December 31, 2017, respectively	489,922	333,689
Derivative liability	227,287	66,059
Total current liabilities	1,213,838	959,780

Stockholders' equity
Preferred stock, $.001 par value; authorized - 100,000,000 shares; issued and outstanding - 1,000 and 0 shares as of September 30, 2018 and December 31, 2017, respectively	1	—
Common stock, $.001 par value; authorized - 800,000,000 shares; 163,344,402 and 126,196,571 shares issued and 153,344,402 and 116,196,571 shares outstanding (net of treasury shares) as of September 30, 2018 and December 31, 2017, respectively	163,344	126,196
Additional paid-in capital	13,995,826	12,891,348
Accumulated deficit	(11,593,368)	(9,648,569)
	2,565,803	3,368,975
Less: Treasury stock; 10,000,000 shares, at cost	(1,000,000)	(1,000,000)
Total stockholders' equity	1,565,803	2,368,975
	$2,779,641	$3,328,755

See accompanying notes to the condensed consolidated financial statements.

IGAMBIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2018	2017	2018	2017
Sales	$22,582	$19,012	$30,500	$27,957
Cost of sales	7,834	7,952	23,658	22,564
Gross profit (loss)	14,748	11,060	6,842	5,393

Operating expenses
General and administrative expenses	207,793	397,510	752,930	1,465,357
Amortization	173,967	325,490	521,902	663,726
Total operating expenses	381,760	723,000	1,274,832	2,129,083
Loss from operations	(367,012)	(711,940)	(1,267,990)	(2,123,690)

Other income (expenses)
Change in fair value of derivative liability	76,091	—	(128,100)	—
Loss on extinguishment of debt	(95,464)	—	(233,734)	—
Interest expense	(222,134)	(16,668)	(314,975)	(30,333)
Total other income (expenses)	(241,507)	(16,668)	(676,809)	(30,333)

Loss from continuing operations	(608,519)	(728,608)	(1,944,799)	(2,154,023)

Income from discontinued operations(including gain on disposal of $6,657,848 for the three and nine months ended September 30, 2017)	—	7,053,622	—	6,589,713
Net income (loss)	$(608,519)	$6,325,014	$(1,944,799)	$4,435,690

Basic and fully diluted loss per common share:
Continuing operations	$(.00)	$(.00)	$(.01)	$(.03)
Discontinued operations	$.00	$.06	$.00	$.09
Net loss per common share	$(.00)	$.06	$(.01)	$.06

Weighted average common shares outstanding - basic and fully diluted	145,757,010	119,891,816	131,634,578	76,055,474

See accompanying notes to the condensed consolidated financial statements.

IGAMBIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,944,799)	$4,435,690
(Income) loss from discontinued operations	—	(6,589,713)
Net loss from continuing operations	(1,944,799)	(2,154,023)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	1,295	830
Amortization	521,902	663,726
Non cash interest expense	312,412	9,812
Stock-based compensation expense	88,800	938,825
Loss on extinguishment of debt	233,734	—
Change in fair value of derivative liability	128,100	—
Changes in operating assets and liabilities:
Accounts receivable	(19,727)	(8,725)
Prepaid expenses and other current assets	39,377	48,071
Accounts payable and accrued expenses	(68,928)	(37,484)
Accrued interest on notes payable	—	15,984
Deferred revenue	(4,933)	—
Net cash used in continuing operating activities	(712,767)	(522,984)
Net cash provided by (used in) discontinued operating activities	—	(561)
NET CASH USED IN OPERATING ACTIVITIES	(712,767)	(523,545)

CASH FLOWS FROM INVESTING ACTIVITIES:
Increase in deposits		(225)
Preacquisition loans to subsidiary	—	(50,000)
Loans to deconsolidated subsidiary	—	(10,382)
Cash acquired from acquisition of subsidiary	—	29,584
Net cash used in continuing investing activities	—	(31,023)
Net cash used in discontinued investing activities	—	—
NET CASH USED IN INVESTING ACTIVITIES	—	(31,023)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	676,500	288,000
Proceeds from sale of common stock	30,000	275,000
Repayment of notes payable	—	(8,000)
Increase (decrease) in amounts due to related parties	—	4,535
Net cash provided by continuing financing activities	706,500	559,535
Net cash provided by discontinued financing activities	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	706,500	559,535

NET INCREASE (DECREASE) IN CASH	(6,267)	4,967
CASH - BEGINNING OF PERIOD	9,449	10,522
CASH - END OF PERIOD	$3,182	$15,489

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,563	$2,259

Non-cash investing and financing activities:
Debt discount related to derivative liability	$533,249	$192,419
Common stock issued in payment of accounts payable	—	11,250
Notes payable converted to common stock	387,000	—
Common stock issued in payment of accrued interest	23,746	—

See accompanying notes to the condensed consolidated financial statements.

IGAMBIT INC.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2018 and 2017

(Unaudited)

Note 1 - Organization and Basis of Presentation

The unaudited condensed consolidated financial statements presented are those of iGambit Inc., (the “Company”) and its wholly-owned subsidiaries, HealthDatix, Inc. (“HealthDatix”), Wala, Inc. doing business as Arcmail Technology (“ArcMail”) and Gotham Innovation Lab Inc. (“Gotham”). The Company is a holding company which seeks out acquisitions of operating companies in technology markets. HealthDatix, Inc. is engaged in the business of streamlining the process of managing information in the document-intensive medical field for customers throughout the United States. ArcMail provides email archive solutions to domestic and international businesses through hardware and software sales, support, and maintenance. Gotham was in the business of providing media technology services to real estate agents and brokers in the New York metropolitan area.

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2017, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of results that may be expected for the year ending December 31, 2018. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 17, 2018.

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

The results of operations of HealthDatix for the period February 14, 2017 to September 30, 2017 have been included in the consolidated statements of operations for the nine months ended September 30, 2017. The following table presents unaudited pro forma results of operations of the Company and HealthDatix as if the acquisition had occurred at January 1, 2017. The pro forma condensed financial information is presented for informational purposes only. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place at the beginning of the earliest period presented, or of future results.

September 30,
2017
Pro forma revenue	$31,207
Pro forma gross profit	$8,636
Pro forma loss from operations	$(2,113,412)
Pro forma net loss	$(2,541,654)

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

The components of loss from discontinued operations presented in the consolidated statements of operations for the nine months ended September 30, 2017 are presented as follows:

Sales	$386,157
Cost of sales	(29,462)
General and administrative expenses	(327,445)
Depreciation and amortization	(4,537)
Interest expense	(92,848)
Gain on disposal of Arcmail	6,657,848
Income from discontinued operations	$6,589,713

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model. The Company uses Level 3 inputs to value its derivative liabilities. The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) and reflects gains and losses for the nine months ended September 30, 2018.

Liabilities:
Balance of derivative liabilities – January 1, 2018	$66,059
Issued	705,387
Converted	(672,259)
Change in fair value recognized in operations	128,100
Balance of derivative liabilities – September 30, 2018	$227,287

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs from continuing operations for the nine months ended September 30, 2018 and 2017 were $0 and $1,919, respectively.

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

Deferred Revenue

Deposits from customers included in discontinued operations are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s support and maintenance services, the Company recognizes such revenues when services are completed and billed. The Company has received deposits from its various customers that have been recorded as deferred revenue and presented as current liabilities in the amount of $4,167 and $9,100 as of September 30, 2018 and December 31, 2017, respectively.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) on revenue from contracts with customers, ASU No. 2014-09, Revenue from Contracts with Customers (“Topic 606”). This standard update outlines a single comprehensive model for entities to use in accounting for revenue arising from contracts with customers. The guidance is effective for annual reporting periods including interim reporting reports beginning after December 15, 2017. Collectively, we refer to Topic 606, its related amendments and Subtopic 340-40 as the “new standard”. On January 1, 2018, we adopted the new standard using the modified retrospective method applied to all contracts that are not completed contracts at the date of initial application (i.e., January 1, 2018). Results for reporting periods after January 1, 2018 are presented under the new standard, while prior period amounts are not adjusted and continue to be reported in accordance with our historic accounting. There was no impact on the opening accumulated deficit as of January 1, 2018 due to the adoption of the new standard.

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

Note 4 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has disposed of its operating subsidiary, and has an accumulated deficit of $11,593,368, and a working capital deficit of $1,184,675 at September 30, 2018. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to obtain necessary equity financing and ultimately from generating revenues from its newly acquired subsidiary to continue operations. The Company expects that working capital requirements will continue to be funded through a combination of its existing funds and further issuances of securities. Working capital requirements are expected to increase in line with the growth of the business. Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund operations over the next twelve months. The Company has no lines of credit or other bank financing arrangements. The Company has financed operations to date through the proceeds of a private placement of equity and debt instruments.  In connection with the Company’s business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. The Company intends to finance these expenses with further issuances of securities, and debt issuances. Thereafter, the Company expects it will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to current stockholders. Further, such securities might have rights, preferences or privileges senior to common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict business operations.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 5 – Property and Equipment

Property and equipment are carried at cost and consist of the following at September 30, 2018 and December 31, 2017:

	2018	2017
Office equipment and fixtures	$10,964	$10,964
Less: Accumulated depreciation	8,414	7,119
	$2,550	$3,845

Depreciation expense of $1,295 and $830 was charged to continuing operations for the nine months ended September 30, 2018 and 2017, respectively.

Depreciation expense of $0 and $4,538 was charged to discontinued operations for the nine months ended September 30, 2018 and 2017, respectively.

Note 6 – Intangible Assets

Intangible assets from the acquisitions of HealthDatix and ECSL are carried at cost and consist of the following at September 30, 2018 and December 31, 2017:

	2018	2017	Life
Software	$156,925	$156,925	5 years
Customer contracts	644,846	644,846	10 years
FDA 510K clearance	1,396,000	1,396,000	5 years
Technology license	1,000,000	1,000,000	5 years
In process research and development	604,000	604,000	Indefinite
	3,801,771	3,801,771
Less: Accumulated amortization	1,055,788	533,886
	$2,745,983	$3,267,885

Amortization expense of $521,902 and $663,726 was charged to continuing operations for the nine months ended September 30, 2018 and 2017, respectively.

Note 7 - Loss Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options and common stock warrants, have not been included in the computation of diluted net loss per share for the nine months ended September 30, 2018 and 2017 as the result would be anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Stock options	8,463,000	8,463,000	8,463,000	8,463,000
Stock warrants	1,900,000	400,000	1,900,000	400,000
Total shares excluded from calculation	10,363,000	8,863,000	10,363,000	8,863,000

Note 8 – Stock Based Compensation

Options

In 2006, the Company adopted the 2006 Long-Term Incentive Plan (the "2006 Plan").   Awards granted under the 2006 Plan have a ten-year term and may be incentive stock options, non-qualified stock options or warrants. The awards are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a three or four year period. The Plan expired on December 31, 2009, therefore as of September 30, 2018, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 plan.

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

Stock option activity during the nine months ended September 30, 2018 and 2017 follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average RemainingLife (Years)
Options outstanding at December 31, 2016	1,422,000	$0.03	$0.13	5.60
Options granted	7,800,000	0.07	—
Options cancelled	(759,000)	0.03	—
Options outstanding at September 30, 2017	8,463,000	$0.07	0.07	7.66
Options outstanding at
December 31, 2017	8,463,000	0.07	$0.07	7.41
No option activity	—	—	—
Options outstanding at September 30, 2018	8,463,000	$0.07	$0.07	6.66

Options outstanding at September 30, 2018 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
June 9, 2014	213,000	213,000	$0.03	June 9, 2024
June 6, 2014	250,000	250,000	$0.05	June 6, 2019
March 24, 2015	200,000	200,000	$0.01	March 24, 2020
April 6, 2017	600,000	600,000	$0.03	April 6, 2027
June 6, 2017	700,000	700,000	$0.07	June 6, 2022
June 6, 2017	6,500,000	6,500,000	$0.07	June 6, 2027
Total	8,463,000	8,463,000

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

Warrant activity during the nine months ended September 30, 2018 and 2017 follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	(1) Weighted Average Remaining Contractual Life(Years)
Warrants outstanding at December 31, 2016	275,000	$0.94	$0.10	2.42
Warrant granted	125,000	0.40	—
Warrants outstanding at September 30, 2017	400,000	$0.62	$0.10	3.53
Warrants outstanding at December 31, 2017	400,000	$0.62	$0.10	3.27
Warrants granted	1,500,000	0.05	—
Warrants outstanding at September 30, 2018	1,900,000	$0.21	$0.12	3.49
(1)	Exclusive of 25,000 warrants expiring 2 years after initial IPO.

Warrants outstanding at September 30, 2018 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
April 1, 2000	25,000	25,000	$3.00	2 years after IPO
June 1, 2009	100,000	100,000	$0.50	June 1, 2019
June 1, 2009	50,000	50,000	$0.65	June 1, 2019
June 1, 2009	50,000	50,000	$0.85	June 1, 2019
June 1, 2009	50,000	50,000	$1.15	June 1, 2019
January 1, 2017	50,000	50,000	$0.25	October 10, 2021
January 1, 2017	50,000	50,000	$0.50	November 7, 2021
January 5, 2017	25,000	25,000	$0.50	January 5, 2022
February 5, 2018	375,000	375,000	$0.05	February 5, 2023
February 5, 2018	375,000	375,000	$0.05	February 5, 2023
April 27, 2018	375,000	375,000	$0.05	April 27, 2023
April 27, 2018	375,000	375,000	$0.05	April 27, 2023
Total	1,900,000	1,900,000

Note 9 – Convertible Debt

Convertible Notes Payable

On April 3, 2017, the Company entered into a Convertible Promissory Note pursuant to which the Company borrowed in the aggregate principal amount of $125,000. The convertible note is due 12 months after issuance and bears interest at a rate of 12%. The Note is convertible into shares of common stock of the Company 180 days following the date of funding and thereafter. The conversion price shall be subject to a discount of 50%. The conversion price shall be determined on the basis of the lowest VWAP (Volume Weighted Average Price) of the Common Stock during the prior twenty (20) trading day period. The Investor will be limited to convert no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. At any time during the period beginning on the date of the Note and ending on the date which is 180 days thereafter, the Company may repay the Note by paying an amount equal to the then outstanding amount multiplied by 135%. During the nine months ended September 30, 2018, the noteholder converted the remaining principal balance of $39,000 and accrued interest of $9,826 to 2,591,087 shares of common stock.

On November 28, 2017, the Company issued an 8% convertible note in the aggregate principal amount of $103,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due September 5, 2018 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date. During the nine months ended September 30, 2018, the noteholder converted the principal balance of the note and accrued interest of $4,120 to 8,691,189 shares of common stock.

On October 10, 2017, the Company issued an 8% convertible note in the aggregate principal amount of $78,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due July 15, 2018 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date. During the nine months ended September 30, 2018, the noteholder converted the principal balance of the note and accrued interest of $3,120 to 3,709,211 shares of common stock.

On July 5, 2017, the Company issued an 8% convertible note in the aggregate principal amount of $63,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due April 15, 2018 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date. During the nine months ended September 30, 2018, the noteholder converted the principal balance of the note and accrued interest of $2,520 to 2,753,093 shares of common stock.

On January 10, 2018, the Company issued an 8% convertible note in the aggregate principal amount of $240,000, convertible into shares of the Company’s common stock, and includes a back-ended note with principal of $120,000 that was funded on July 10, 2018. The Note, including accrued interest is due January 10, 2019 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 15 trading day period ending on the latest complete trading day prior to the conversion date. During the nine months ended September 30, 2018, the noteholder converted $25,000 of the principal balance to 3,613,315 shares of common stock. The balance of the note was $215,000 on September 30, 2018.

On January 16, 2018, the Company issued an 8% convertible note in the aggregate principal amount of $63,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due October 30, 2018 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date. During the nine months ended September 30, 2018, the noteholder converted the principal balance of the note and accrued interest of $2,520 to 6,546,697 shares of common stock.

On March 6, 2018, the Company issued an 8% convertible note in the aggregate principal amount of $126,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due March 6, 2019 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the lowest trading price during the 20 trading day period ending on the latest complete trading day prior to and including the conversion date. During the nine months ended September 30, 2018, the noteholder converted $16,000 of the principal balance and accrued interest of $649 to 4,743,239 shares of common stock. The balance of the note was $110,000 on September 30, 2018.

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

On August 13, 2018, the Company issued an 8% convertible note in the aggregate principal amount of $53,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due May 30, 2019 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date.

The Company recorded a debt discount related to identified embedded derivatives relating to conversion features and a reset provisions (see Note 10) based fair values as of the inception date of the Notes. The calculated debt discount equaled the face of the 8% note dated March 30, 2017 and was amortized through the date the convertible debt was fully extinguished. The calculated debt discount equaled the face of the 12% note and was amortized through the date the convertible debt was fully extinguished. The calculated debt discount equaled the face of the 8% note dated July 5, 2017 and was amortized through the date the convertible debt was fully extinguished. The calculated debt discount equaled the face of the 8% note dated October 10, 2017 and was amortized through the date the convertible debt was fully extinguished. The calculated debt discount equaled the face of the 8% note dated November 28, 2017 and is being amortized and revalued over the term of the note. The calculated debt discount equaled the face of the 8% note dated January 10, 2018 and is being amortized and revalued over the term of the note. The calculated debt discount equaled the face of the 8% note dated January 16, 2018 and is being amortized and revalued over the term of the note. Interest expense on the convertible notes of $119,603 was recorded for the nine months ended September 30, 2018.

Convertible notes payable at September 30, 2018 and December 31, 2017 are summarized as follows:

	2018	2017
Total face value of notes	$572,500	$283,000
Less: Discount	153,959	19,819
Balance	$418,541	$263,181

Convertible Debentures

The Company issued convertible debentures to three individuals. The debentures are convertible into 75,000 shares of common stock for up to 5 years, at the holders’ option, at an exercise price of $.50 and $.25, respectively. The debentures mature on the earlier of the closing of a subsequent financing event by the Company resulting in gross proceeds of at least $10,000,000 or three years from the date of issuance. The debentures bear interest at a rate of 10%. A beneficial conversion feature was not recorded as the fair market value of the Company’s common stock was less than the exercise prices at the dates of issuance and through the end of the period. Interest expense on the convertible debentures of $5,589 and $4,360 was recorded for the nine months ended September 30, 2018 and 2017, respectively.

Note 10 – Derivative Liability

The Company has determined that the conversion feature embedded in the convertible notes described in Note 9 contain a potential variable conversion amount which constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability at fair value, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception. The Company used the Binomial Option Pricing model to value the conversion features.

The Company used Level 3 inputs for its valuation methodology for the conversion option liability in determining the fair value using a Black-Scholes option-pricing model with the following assumption inputs:

	September 30,	December 31,
	2018	2017
Annual dividend yield	—	—
Expected life (years)	0.77 - 1.0	0.80 - 1.0
Risk-free interest rate	2.07% - 2.17%	1.2% - 1.91%
Expected volatility	257% - 270%	272%

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

Note 11 – Notes Payable

Notes payable at September 30, 2018 and December 31, 2017 consists of loans to HealthDatix from 3 individuals totaling $52,500. The loans do not bear interest and there are no specific terms for repayment.

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

Common Stock Issued

On August 8, 2018, the Board unanimously approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of Common Stock which the Company is authorized to issue from Four hundred million (400,000,000) to Eight Hundred Million (800,000,000) shares of Common Stock, $0.001 par value per share.

In connection with the convertible notes payable (see Note 9 above) the noteholders converted $387,000 of principal balance and $23,746 of accrued interest to 32,647,831 shares of common stock during the nine months ended September 30, 2018. The stock issued was determined based on the terms of the convertible notes.

The Company issued 3,000,000 common shares for services, valued at $.0296 per share on May 16, 2018.

The Company sold 1,500,000 shares of common stock to an investor valued at $.02 per share during the nine months ended September 30, 2018 for proceeds of $30,000.

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

Note 14 – Concentrations and Credit Risk

Sales and Accounts Receivable

HealthDatix had sales to two customers which accounted for approximately 66% and 32%, respectively of HealthDatix’s total sales for the nine months ended September 30, 2018. The two customers accounted for approximately 77% and 19%, respectively of accounts receivable at September 30, 2018.

HealthDatix had sales to five customers which accounted for approximately 29%, 18%, 16%, 13%, and 12%, respectively of HealthDatix’s total sales for the period February 14, 2017 through September 30, 2017. Four customers accounted for approximately 33%, 32%, 15%, and 11% of accounts receivable at September 30, 2017.

Cash

Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. Cash balances could exceed insured amounts at any given time, however, the Company has not experienced any such losses. The Company did not have any interest-bearing accounts at September 30, 2018 and December 31, 2017, respectively.

Note 15 - Related Party Transactions

Amounts Due to Related Parties

Amounts due to related parties with balances of $128,476 at September 30, 2018 and December 31, 2017, respectively, do not bear interest and are payable on demand. The Company’s former subsidiary, Arcmail owed amounts on a credit card that is guaranteed by the husband of the Company’s Executive Vice President, who was held personally responsible by the credit card company for the unpaid balance.

Note 16 – Commitments and Contingencies

Lease Commitment

The Company is obligated under two operating leases for its premises that expire at various times through August 31, 2019.

Total future minimum annual lease payments under the leases for the years ending December 31 are as follows:

2018	$7,393
2019	9,574
$16,967

Rent expense of $21,363 and $19,694 was charged to continuing operations for the nine months ended September 30, 2018 and 2017, respectively.

Rent expense of $10,807 was charged to discontinued operations for the nine months ended September 30, 2017.

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

Note 17 – Subsequent Events

Common Stock Issued

Subsequent to the end of the period through the date of the report, various noteholders converted $112,543 of principal and $4,242 of accrued interest to 23,164,765 shares of the Company’s common stock.

On October 25, 2018, the Company issued 5,130,650 shares of common stock for goods and services.

On November 1, 2018, the Company granted qualified stock options to various officers, stockholders, and employees to purchase 12,250,000 common shares. Such options are exercisable at a price of $.01 per share and are vested immediately.

Equity Financing Transaction

On October 4, 2018, the Company issued an 8% convertible note in the aggregate principal amount of $33,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due June 30, 2019 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date.

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

The BioDatix Health Band, currently in Pilots launched in September 2018 provides the ability to passively collect a wearers Heart Rate, Blood Oxygen, Blood Pressure, Sleep and Steps/Distance/Calories.

 Assets. At September 30, 2018, we had $2,779,641 in total assets, compared to $3,328,755 at December 31, 2017. The decrease in total assets was primarily due to amortization of intangible assets from the acquisition of our HealthDatix subsidiary.

 Liabilities. At September 30, 2018, our total liabilities were $1,213,838 compared to $959,780 at December 31, 2017. Our current liabilities at September 30, 2018 consisted of accounts payable and accrued expenses of $279,426, accrued interest on notes payable of $32,060, amounts due to related parties of $128,476, deferred revenue of $4,167, notes payable of $52,500, convertible debentures of $489,922, and derivative liability of $227,287, whereas our current liabilities at December 31, 2017 consisted of accounts payable and accrued expenses of $348,354, accrued interest on notes payable of $21,602, amounts due to related parties of $128,476, deferred revenue of $9,100, notes payable of $52,500, convertible debentures of $333,689, and derivative liability of $66,059.

Stockholders’ Equity (Deficiency). Our Stockholders’ Equity was $1,565,803 at September 30, 2018 compared to Stockholders Equity of $2,368,975 at December 31, 2017. This decrease was primarily due to an increase in accumulated deficit during the nine months ended September 30, 2018.

Three Months Ended SEPTEMBER 30, 2018 as Compared to Three Months Ended SEPTEMBER 30, 2017

Revenues and Net Income. We had $22,582 of revenue from our HealthDatix subsidiary and a net loss of $608,519 during the three months ended September 30, 2018, compared to revenue of $19,012 and a net income of $6,325,014 for the three months ended September 30, 2017. The increase in revenue was due primarily to revenue generated by our HealthDatix subsidiary.

General and Administrative Expenses. General and Administrative Expenses decreased to $207,793 for the three months ended September 30, 2018 from $397,510 for the three months ended September 30, 2017. For the three months ended September 30, 2018 our General and Administrative Expenses consisted of corporate administrative expenses of $28,588, legal and accounting fees of $29,798, employee benefits expenses (health and life insurance) of $7,683, marketing expenses of $6,153, payroll expenses of $89,725, exchange filing fees of $8,897, transfer agent expense of $6,600, rent expense of $7,128, contract labor expense of $10,440, finders fees expense of $5,000, errors and omissions insurance expense of $5,281, and trade show expense of $2,500. For the three months ended September 30, 2017 our General and Administrative Expenses consisted of corporate administrative expenses of $26,251, legal and accounting fees of $19,180, employee benefits expenses (health and life insurance) of $14,427, marketing expenses of $18,662, payroll expenses of $86,757, exchange filing fees expense of $7,181, rent expense of $7,052, consulting fees expense of $186,000, commissions expense of $6,000, finders fees of $15,000 and research and development expense of $11,000. The decreases from the three months ended September 30, 2017 to the three months ended September 30, 2018 relate primarily due to: (i) a decrease in employee benefits, (ii) a decrease in marketing expenses; and (iii) a decrease in consulting and commissions expenses. Costs associated with the operation of our HealthDatix subsidiary are expected to increase going forward, as we expand the business operations of HealthDatix which would likely increase our corporate administrative expenses.

Other Income (Expense). We reported income from a change in fair value of derivative liability of $76,091, loss on extinguishment of debt of $95,464 and interest expense of $222,134 for the three months ended September 30, 2018. We reported interest expense of $16,668 for the three months ended September 30, 2017.

NINE Months Ended SEPTEMBER 30, 2018 as Compared to NINE Months Ended SEPTEMBER 30, 2017

Revenues and Net Income (Loss). We had $30,500 of revenue from our HealthDatix subsidiary and a net loss of $1,944,799 during the nine months ended September 30, 2018, compared to $27,957 of revenue from our HealthDatix subsidiary and net income of $4,435,690, for the nine months ended September 30, 2017. The increase in revenue was due primarily to the revenue generated by our HealthDatix subsidiary.

General and Administrative Expenses. General and Administrative Expenses decreased to $752,930 for the nine months ended September 30, 2018 from $1,465,357 for the nine months ended September 30, 2017. For the nine months ended September 30, 2018 our General and Administrative Expenses consisted of corporate administrative expenses of $32,359, legal and accounting fees of $74,378, employee benefits expenses (health and life insurance) of $28,591, marketing expenses of $49,769, payroll expenses of $298,155, exchange filing fees expense of $19,707, rent expense of $21,363, transfer agent expense of $24,475, contract labor expense of $34,640, consulting fees expense of $89,400, finders fess of $26,000, errors and omissions insurance expense of $5,281, marketing expense of $40,769, and trade show expense of $8,043. For the nine months ended September 30, 2017 our General and Administrative Expenses consisted of corporate administrative expenses of $83,499, board compensation expense of $134,856, legal and accounting fees of $129,981, employee benefits expenses (health and life insurance) of $40,670, marketing expense of $52,381, payroll expenses of $505,150, commissions fees expense of $70,475, consulting fees expense of $373,136, finders fees expense of $15,000, exchange filing fees of $18,515, rent expense of $19,694, and research and development expense of $22,000. The decreases from the nine months ended September 30, 2017 to the nine months ended September 30, 2018 relate primarily due to: (i) a decrease in payroll expense, (ii) a decrease in marketing expenses; (iii) a decrease in board compensation expenses, and (iv) a decrease in consulting and fees expenses. Costs associated with the operation of our HealthDatix subsidiary are expected to increase going forward, as we expand the business operations of HealthDatix which would likely increase our corporate administrative expenses.

Other Income (Expense). We reported expense from a change in fair value of derivative liability of $(128,100), loss on extinguishment of debt of $233,734 and interest expense of $314,975 for the nine months ended September 30, 2018. We reported interest expense of $30,333 for the nine months ended September 30, 2017.

Liquidity and Capital Resources

General

As reflected in the accompanying consolidated financial statements, at September 30, 2018, we had $3,182 of cash and stockholders’ equity of $1,565,803. At December 31, 2017, we had $9,449 of cash and stockholders’ equity of $2,368,975.

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

Cash Flow Activity

Net cash used in operating activities was $712,767, for the nine months ended September 30, 2018, compared to $523,545 for the nine months ended September 30, 2017. Net cash used in continuing operating activities was $712,767 for the nine months ended September 30, 2018, compared to $522,984 for the nine months ended September 30, 2017. Our primary use of operating cash flows from continuing operating activities was from net losses of $1,944,799 and $2,154,023 for the nine months ended September 30, 2018 and 2017, respectively. Additional contributing factors to the change were from depreciation expense of $1,295, amortization expense of $521,902, non-cash interest expense of $312,412, stock based compensation of $88,800, loss on the extinguishment of debt of $233,734, a change in fair value of derivative liability of $128,100, increase in accounts receivable of $19,727, a decrease in prepaid expenses of $39,377, a decrease in accounts payable and accrued expenses of $68,928, and a decrease in deferred revenue of $4,933. Net cash used in discontinued operations was $0 and $561 for the nine months ended September 30, 2018 and 2017, respectively.

Net cash used in continuing investing activities was $0 for the nine months ended September 30, 2018 and $31,023 for the nine months ended September 30, 2017. For the nine months ended September 30, 2017 the primary use of cash flows in investing activities was pre-acquisition loans to subsidiaries and loans to our Arcmail subsidiary prior to deconsolidation.

Net Cash provided by financing activities was $706,500 for the nine months ended September 30, 2018 compared to $559,535 for the nine months ended September 30, 2017. The cash flows provided by continuing financing activities for the nine months ended September 30, 2018 was primarily from $30,000 in proceeds from the sale of common stock and $676,500 in proceeds from issuance of convertible debentures. The cash flows provided by continuing financing activities for the nine months ended September 30, 2017 was primarily from $275,000 in proceeds from the sale of common stock, and $288,000 in proceeds from issuance of convertible debentures.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended September 30, 2018.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 19, 2018.

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

