Form 10-K
period 2018-12-31
iGambit, Inc.
filed 2019-04-16
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the act):

Yes ☐  No ☒

As of June 30, 2018, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale prices of such shares on the OTCQB Market on June 30, 2018) was approximately $2.873 million. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of April 16, 2019 there were 351,587,519 (not including 10 million shares held in treasury) shares of the Registrant’s $0.001 par value common stock outstanding and 1,000 shares of the Registrant’s preferred shares outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

iGambit Inc.
FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2018

TABLE OF CONTENTS

		Page No.
PART I
Item 1	Business	3
Item 1A	Risk Factors	9
Item 1B	Unresolved Staff Comments	9
Item 2	Properties	9
Item 3	Legal Proceedings	9
Item 4	(Removed and Reserved)	9
PART II
Item 5	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	10
Item 6	Selected Financial Data	11
Item 7	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11
Item 7A	Quantitative and Qualitative Disclosure About Market Risk	19
Item 8	Financial Statements and Supplementary Data	19
Item 9	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	19
Item 9A	Controls and Procedures	20
Item 9B	Other Information	20
PART III
Item 10	Directors, Executive Officers and Corporate Governance	21
Item 11	Executive Compensation	23
Item 12	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	26
Item 13	Certain Relationships, Related Transactions and Director Independence	27
Item 14	Principal Accountant Fees and Services	28
PART IV
Item 15	Exhibits and Financial Statement Schedules	29
EX-31.1
EX-31.2
EX-32.1
EX-32.2

This annual report on Form 10-K is for the year ended December 31, 2018. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “Company,” “we,” “us” and “our” refer to iGambit Inc. and its subsidiaries.

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

OUR COMPANY

Introduction

iGambit is a company focused on the medical technology markets. Our primary focus is the expansion of our subsidiary HealthDatix™ Inc.

HealthDatix is a medical technology company that provides end to end Software-as-a-Service solutions, services and products via our HealthDatix Platform that manages, reports, and analyzes critical data, enabling healthcare and commercial organizations to deliver positive member outcomes.

HealthDatix Platform Products and Services

Health Risk Assessment (HRA)

Our Health Risk Assessment (HRA) solution is a standardized method of collecting health risk data from patients or employees that can be used by Wellness Clinics, Insurance Companies, Third Party Administrators (TPA’s) and/or self insured companies to identify the health risks of their employee or patient population. Our HRA solution can be tailored to deliver the HRA and a Preventive Plan for all beneficiaries and their dependents.

Target Market : Insurance Companies, TPA’s and/or self-insured companies.

Annual Wellness Visit (AWV)

Our Annual Wellness Visit (AWV) solution allows for a mass check of patients with CMS to determine if and when they are eligible for an initial or subsequent AWV and identifies eligibility for other preventive screenings. Our proprietary algorithm determines a patients’ qualification for preventive screenings, health and lifestyle risks and if they have 2 or more qualifying chronic conditions that make them eligible for CCM. The program creates a 5-10 year preventive plan for the patient and meets all of CMS audit requirements to bill for the services. The AWV provides a proactive approach to patient care and increases practice revenue by identifying and executing CMS recommended screenings for the patient to catch early disease states before they become chronic conditions

Target Market: Medicare Programs including ACO’s, Primary Care Offices, Chronic Care Management and Non-Medicare including Wellness Clinics, Insurance Companies, Medicare Advantage Plans (MAP)

BioDatix HealthBand

Our BioDatix Health Band requires our Remote Patient Monitoring (RPM) solution that speaks to our FDA cleared Electronic House Call system. The BioDatix Health Band passively collects heart rate, blood pressure, blood oxygen every 15 minutes. It calculates sleep and steps and sends to our BioDatix iOS/Android app and then to our RPM solution.

Target Markets: Physician Groups, ACO’s, Healthcare Systems, Cardiovascular & Pulmonary Providers, Insurance Companies, Preventive Care for High Stress Jobs, Wellness Clinics.

BioDatix Remote Patient Monitoring

In addition to our BioDatix HealthBand, our RPM solution accepts data from multiple FDA approved devices on a patient’s health status, ie. blood pressure, weight, glucose levels, etc. It’s a product that is primarily for home bound patients that need remote monitoring vs. placement in a rehab center after hospital discharge. The information in our RPM solution can then be accessed by the physician/staff to determine the health status of the patient and whether or not a critical situation is at hand for the patient to go to the hospital, come in for a visit, or receive a nursing staff visit.

Target Markets: Physician Groups, ACO’s, Healthcare Systems, Cardiovascular & Pulmonary Providers, Insurance Companies, Preventive Care for High Stress Jobs, Wellness Clinics.

HealthDatix - Chronic Care Management (CCM) Program

Centers for Medicaid and Medicare Services(CMS) introduced the Chronic Care Management (CCM) program in 2015 with the goal of filling patient care gaps and providing patient care at home.

HealthDatix Chronic Care Management (CCM) service was established to provide better care by engaging patients between visits by providing remote monitoring of patients. eat better, exercise more, take their medications, and live healthier lives.  The CCM program delivers 20 minutes of non-face-to-face care coordination to Medicare eligible beneficiaries with two or more chronic conditions.

Target Markets:  Physician Groups, ACO’s, Healthcare Systems

Competitive Comparison

Our platform is agnostic and was developed to provide organizations with a backend solution designed to integrate with disparate wearable and non-wearable health devices, and to provide a centralized data source. The platform can tie into an organization’s existing peripherals, such as health bands, glucose meters, weight scales, temperature monitors, BP cuffs, and ECG monitors. Our HealthDatix platform collects data in an automated, secure, encrypted cloud based-platform which can be accessed by healthcare professionals, providing one centralized repository which provides trend reports and the ability to remotely triage patients.

HealthDatix Platform is built on a simple and flexible design that gives customers ownership and control over their data and offers a single comprehensive solution for Medicare compliance and data retention.

HealthDatix competes effectively against its primary competitors by providing a simple and scalable application and world-class customer support. HealthDatix’s primary competitive differentiation includes:

•	Simple User Interface
•	Efficient Reporting

Proprietary algorithm to generate Medicare required patient and practice reporting

•	HIPAA complaint
•	Fully automated and easy user data capture
•	Channel Program
•	First Class Customer Service

Support is provided at our U.S. headquarters by an experienced technical team

•	Device agnostic

Our BioDatix differentiator from other wearables on the market is the passive collection of vitals and syncing to our RPM solution, where baseline alerts can be enabled to notify the user, designated care coordinator and the physician. The HealthDatix RPM solution creates trend reports for the physician to view and analyze. The capturing of meaningful data over the course of time paints a better picture of the overall health of the patient. Our system is not to diagnose, it is to provide the care provider with the necessary information to determine if it is medically necessary to intervene based on the data collected resulting in closer physician and patient engagement.

Future Products and Services

HeathDatix’s product strategy is to provide additional products that will support the patients that have been identified through the program to require additional chronic care management with a medical wearable that will allow ease of use for the patient and effective tracking and management by the physician through our developed chronic care management solution.

Our next generation BioDatix device will collect ECG and temperature and will have the ability to set collection times on a per patient basis.

Customers

HealthDatix operates by bringing on Channel Partners to sell the service to primary care Physicians, ACOs and Managed Care Practices. We currently have 5 Channel Partners with extensive sales arms through established healthcare technology companies.

Expansion Summary

HealthDatix objective is to be a market leader in providing a world class software application as well as expand our offering to current and new channel partners.

Employees

We presently have 6 total employees all of which are full-time for operations.

OUR CORPORATE INFORMATION

 Our principal offices are located at 1050 W. Jericho Turnpike, Suite A, Smithtown, New York, 11787. Our telephone number is (631) 670-6777 and our fax number is (516) 512-7937. We currently operate two corporate websites that can be found at www.igambit.com, and www.healthdatix.com (the information on the foregoing websites does not form a part of this report).

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

Our HealthDatix operations are located in St. Petersburg, Florida where we lease where office suites with furniture and equipment in the Tampa Bay Innovation Center shared coworking incubator office building. Monthly lease payments are $817 paid on a month to month basis.

 Our leased properties are suitable for their respective uses and are, in general, adequate for our present needs. Our properties are subject to various federal, state, and local statutes and ordinances regulating their operations. Management does not believe that compliance with such statutes and ordinances will materially affect our business, financial condition, or results of operations.

ITEM 3.   LEGAL PROCEEDINGS

From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended December 31, 2018.

ITEM 4.   (REMOVED AND RESERVED)

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

 Effective March 19, 2011 the Company’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the Financial Industry Regulatory Authority, under the ticker symbol “IGMB”.

HOLDERS

 As of April 16, 2019, there are 351,587,519 (not including 10 million shares held in treasury stock) shares of our common stock outstanding, held of record by approximately 1800 persons. There are 1,000 preferred shares held of record by 1 shareholder. There are 431,936,822 shares held in reserve. We have 1,875,000 common stock warrants outstanding and 20,000,000 common stock options outstanding.

            As of April 16, 2019, approximately 343,956,869 shares of our common stock are eligible to be sold under Rule 144.

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

RECENT SALES OF UNREGISTERED SECURITIES

During 2018 we sold securities in transactions not registered under the Securities Act of 1933, as amended (the “Securities Act”).

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

Stock option activity during the years ended December 31, 2018 and 2017 follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value		Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2016	1,422,000	$0.03	$	0.13	5.60
Options granted	7,800,000	0.07		—
Options expired	(759,000)	0.03		—
Options outstanding at December 31, 2017	8,463,000	0.07		0.07	7.41
Options granted	12,250,000	0.01		—
Options expired	(213,000)	0.03		—
Options outstanding at December 31, 2018	20,500,000	$0.03	$	0.03	7.52

Options outstanding at December 31, 2018 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
June 6, 2014	250,000	250,000	$0.05	June 6, 2019
March 24, 2015	200,000	200,000	$0.01	March 24, 2020
April 6, 2017	600,000	600,000	$0.03	April 6, 2027
June 6, 2017	700,000	700,000	$0.07	June 6, 2022
June 6, 2017	6,500,000	6,500,000	$0.07	June 6, 2027
November 1, 2018	12,250,000	12,250,000	$0.01	November 1, 2028
Total	20,500,000	20,500,000

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

Warrant activity during the years ended December 31, 2018 and 2017 follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2016	275,000	$0.94	$0.10	2.42
Warrant granted	125,000	0.40	—
Warrants outstanding at December 31, 2017	400,000	$0.62	$0.10	3.27
Warrant granted	1,500,000	0.05	—
Warrant expired	(25,000)	3.00	—
Warrants outstanding at December 31, 2018	1,875,000	$0.12	$0.12	3.24

(1)	Exclusive of 25,000 warrants expiring 2 years after initial IPO.

Warrants outstanding at December 31, 2018 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
June 1, 2009	100,000	100,000	$0.50	June 1, 2019
June 1, 2009	50,000	50,000	$0.65	June 1, 2019
June 1, 2009	50,000	50,000	$0.85	June 1, 2019
June 1, 2009	50,000	50,000	$1.15	June 1, 2019
January 1, 2017	50,000	50,000	$0.25	October 10, 2021
January 1, 2017	50,000	50,000	$0.50	November 7, 2021
January 5, 2017	25,000	25,000	$0.50	January 5, 2022
February 5, 2018	750,000	750,000	$0.05	February 5, 2023
April 27, 2018	750,000	750,000	$0.05	April 27, 2023
Total	1,875,000	1,875,000

Convertible Debenture

We issued convertible debentures to three individuals. The debentures are convertible into 75,000 shares of common stock for up to 5 years, at the holders’ option, at an exercise price of $.05 and $.25, respectively. The debentures mature on the earlier of the closing of a subsequent financing event by the Company resulting in gross proceeds of at least $10,000,000 or three years from the date of issuance. The debentures bear interest at a rate of 10%. A beneficial conversion feature was not recorded as the fair market value of the Company’s common stock was less than the exercise prices at the dates of issuance and through the end of the period. Interest expense on the convertible debentures of $8,616 and $8,782 was recorded for the years ended December 31, 2018 and 2017, respectively

Income Taxes

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

Year Ended December 31, 2018 as Compared to Year Ended December 31, 2017

 Assets. At December 31, 2018, we had $42,313 in current assets and $2,618,466 in total assets, compared to $55,080 in current assets and $3,328,755 in total assets as of December 31, 2017. There was a decrease in current assets from the reduction of prepaid expenses and cash, and there was a decrease in total assets as a result of amortization of intangible assets.

 Liabilities. At December 31, 2018, we had total liabilities of $1,385,447 compared to $959,780 at December 31, 2017. Our total liabilities at December 31, 2018 consisted of current liabilities including accounts payable and accrued expenses of $480,270, accrued interest on notes payable of $32,265, amounts due to related parties of $145,367, deferred revenue of $9,192, notes payable of $52,500, convertible debentures of $377,611 and derivative liability of $288,242, whereas our total liabilities at December 31, 2017 consisted of current liabilities including accounts payable and accrued expenses of $348,354, accrued interest on notes payable of $21,602, amounts due to related parties of $128,476, deferred revenue of $9,100, notes payable of $52,500, convertible debentures of $333,689 and derivative liability of $66,059. We had no long-term liabilities for the years ended December 31, 2018 and December 31, 2017, respectively. The increase in liabilities was primarily due to an increase in accounts payable and accrued expenses, an increase in amounts due to related parties, and increase in convertible debentures and an increase in derivative liability.

Stockholders’ Equity. Our Stockholders’ Equity was $1,233,019 at December 31, 2018 compared to $2,368,975 at December 31, 2017. This decrease was due to an increase in accumulated deficit from $(9,648,569) at December 31, 2017 to $(12,462,814) at December 31, 2018, resulting from a net loss of $(2,814,245).

Net Income (Loss). We had a loss from continuing operations of $(2,814,245) and $(6,007,474) for the years ended December 31, 2018 and December 31, 2017, respectively, and income from discontinued operations of $0 and $6,589,536 for the years ended December 31, 2018 and December 31, 2017, respectively.

General and Administrative Expenses. General and Administrative Expenses decreased to $1,163,766 for the year ended December 31, 2018 from $1,813,624 for the year ended December 31, 2017. For the year ended December 31, 2018, our General and Administrative Expenses consisted of corporate administrative expenses of $75,122, legal and accounting fees of $139,087, payroll expenses of $522,173, employee benefits expenses of $39,785 (medical and life insurance), filing fees of $21,207, marketing expense of $42,394, automobile expense of $19,260, computer software licensing expense of $14,229 finder’s fees and commissions expense of $29,000, consulting fees of $103,400, transfer agent expense of $38,178, rent expense of $28,885, contract labor expense of $52,034, travel and entertainment expense of $23,012 and board compensation expense of $16,000. For the year ended December 31, 2017, our General and Administrative Expenses consisted of corporate administrative expenses of $97,886, legal and accounting fees of $185,880, payroll expenses of $709,399, employee benefits expenses of $55,077 (medical and life insurance), filing fees of $19,756, financing expense of $15,000, marketing expense of $69,048, advertising expense of $2,517, finder’s fees and commissions expense of $84,475, consulting fees of $373,136, transfer agent expense of $14,204, rent expense of $26,745, research and development expense of $25,645 and board compensation expense of $134,856. Therefore, the decreases from the year ended December 31, 2018 to the year ended December 31, 2017 relate primarily to a decrease in legal and accounting expense, payroll, board compensation, filing fees, consulting expenses, and research and development expenses. In 2019 we anticipate an increase in general administrative expenses associated with expansion of our HealthDatix subsidiary.

LIQUIDITY AND CAPITAL RESOURCES

General

As reflected in the accompanying consolidated financial statements, at December 31, 2018, we had $369 of cash and stockholders’ equity of $1,233,019. At December 31, 2017, we had $9,449 of cash and stockholders’ equity of $2,368,975.

Our primary capital requirements in 2019 are likely to rise from the expansion of our HealthDatix operations. It is not possible to quantify those costs at this point in time, in that they depend on HealthDatix’s business opportunities and the state of the overall economy. We anticipate raising capital in the private markets to cover any such costs, though there can be no guaranty we will be able to do so on terms we deem to be acceptable. We do not have any plans at this point in time to obtain a line of credit or other loan facility from a commercial bank.

While we believe in the viability of our strategy to improve HealthDatix’s sales volume, and in our ability to raise additional funds, there can be no assurances that we will be able to fully effectuate our business plan.

We believe we will continue to increase our cash position and liquidity for the foreseeable future. We believe we have enough capital to fund our present operations.

Cash Flow Activity

Net cash used in operating activities was $765,471 for the year ended December 31, 2018, compared to $714,623 for the year ended December 31, 2017. Net cash used in continuing operating activities was $765,471 for the year ended December 31, 2018, compared to $705,407 for the year ended December 31, 2017. Our primary use of cash flows from continuing operating activities was from net losses of $2,814,245 and $6,007,474 from continuing operations for the years ended December 31, 2018 and 2017, respectively. Additional contributing factors to the change were from depreciation of $1,727, amortization of $695,870, non-cash interest expense of $638,718, stock-based compensation expense of $208,025, loss on extinguishment of debt of $312,869, change in fair value of derivative liability of $28,745, an increase in accounts receivable of $8,617, a decrease in inventory of $127, a decrease in prepaid expenses of $39,377, an increase in deposits of $75, an increase in accounts payable and accrued expenses of $131,916, and an increase in deferred revenue of $92. Net cash used in discontinued operating activities was $0 and $9,216 for the years ended December 31, 2018 and 2017, respectively. Cash used in discontinued operating activities for the year ended December 31, 2017 consisted of $9,216 in cash payments applied against accounts receivable that had been included in assets from discontinued operations.

Cash provided by investing activities was $0 and $2,050 for the years ended December 31, 2018 and December 31, 2017, respectively. Net cash used in continuing investing activities was $0 and $30,798 for the years ended December 31, 2018 and 2017, respectively. For the year ended December 31, 2017, the primary uses of cash from continuing investing activities was from, pre-acquisition loans to subsidiary of $50,000, loans to deconsolidated subsidiary of $10,382, and cash acquired from acquisition of subsidiary of $29,584. Net cash provided by discontinued investing activities was $0 and $32,848 for the years ended December 31, 2018 and 2017, respectively.

Cash provided by financing activities was $756,391 for the year ended December 31, 2018 compared to $711,500 for the year ended December 31, 2017. Net cash provided by continuing financing activities was $756,391 for the year ended December 31, 2018 and $735,492 for the year ended December 31, 2017. The cash flows provided by continuing financing activities for the year ended December 31, 2018 was from $709,500 in proceeds from convertible debentures, $30,000 in proceeds from the sale of common stock, $32,491 in proceeds from related party loans, and repayments of related party loans of $(15,600). The cash flows provided by continuing financing activities for the year ended December 31, 2017 was from $469,000 in proceeds from convertible debentures, $275,000 in proceeds from the sale of common stock, repayments of related party loans of $(508), and repayment of notes payable of $(8,000). Net cash used in discontinued financing activities was $0 and $23,992 for the years ended December 31, 2018 and 2017, respectively.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of December 31, 2018, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) of the Exchange Act. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework). Based on this evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.

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

The names, ages, positions and dates appointed of our current directors and executive officers are set forth below.

Name	Age	Position	Appointed
John Salerno	80	Chief Executive Officer, Chairman of the Board, and Director	March 2009 (appointed Chairman and Director in April 2000)
Elisa Luqman	43	Chief Financial Officer, Executive Vice President, General Counsel, and Director	March 2009 (appointed Director in August 2009)

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

  ITEM 11.     EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation received by our executive officers, for their service, during the year ended December 31, 2018.

Current Officers Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
John Salerno CEO, Chairman & Director	2018	0	0	0	40,001	0	0	17,648 (1)	57,649
	2017	2,885	0	0	152,889	0	0	27,725 (2)	180,615
	2016	37,846	0	0	0	0	0	27,454 (3)	65,300
Elisa Luqman CFO, EVP, GC Director	2018	124,039	0	8,000	0	0	0	0	132,039
	2017	115,385	0	0	152,889	0	0	0	268,272
	2016	60,459	0	0	0	0	0	0	60,459
Jerry Robinson President HealthDatix	2018	53,125	0	8,000	0	0	0	8,265 (4)	49,500
	2017	41,250	0	0	0	0	0	8,250 (5)	49,500
Kathleen Shepherd CTO HealthDatix	2018	53,125	0	8,000	0	0	0	8,250 (6)
	2017	49,167	0	0	0	0	0	8,265 (7))	57,417
MaryJo Robinson VP Bus.Dev. HealthDatix	2018	53,125	0	8,000	0	0	0	7,234 (8)
	2017	41,250	0	0	0	0	0	7,271 (9)	48,521

(1)	Includes $7,068 in health insurance premiums and $3,512 in life insurance premiums.
(2)	Includes $7,737 in health insurance premiums and $19,988 in life insurance premiums.
(3)	Includes $3,237 in health insurance premiums and $24,217 in life insurance premiums.
(4)	Includes $8,265 in health and dental insurance premiums.
(5)	Includes $8,250 in health and dental insurance premiums.
(6)	Includes $ 8,265 in health and dental insurance premiums.
(7)	Includes $ 8,250 in health and dental insurance premiums.
(8)	Includes $7,234 in health and dental insurance premiums.
(9)	Includes $7,271 in health and dental insurance premiums.

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

Mrs. Robinson is a graduate of Florida Southern College.

Effective April 1, 2017, along with the acquisition HubCentrix Inc. we entered into an employment agreement with Kathleen Shepherd serving as Chief Technology Officer (CTO) of HealthDatix Inc. Under the three-year agreement, Mrs. Robinson is entitled to (a) a base salary of 75,000 per year, (b) bonuses based upon objectives set by the Company and (b) participation in all benefit programs generally made available to HealthDatix employees. The agreement also contains provisions designed to protect the confidentiality of the Company’s confidential information and restricting Mrs. Robinson from engaging in certain competitive activities for the greater of 60 months from the date of the agreement or two years following the termination of his employment.

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

Mrs. Shepherd is a graduate of Florida State University.

We do not currently have any other employment agreements with our executive officers.

Compensation of the Board of Directors

The following table sets forth the compensation received by our directors, for their service as directors, during the year ended December 31, 2018.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
John Salerno (1)	0	0	40,000	0	0	0	0
Elisa Luqman (1)	0	0	8,000	0	0	0	0

(1) These individuals serve as executive officers of the Company, and do not receive any compensation for the services they provide as directors of the Company.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us, as of April 16, 2019, relating to the beneficial ownership of shares of common stock by: (i) each person who is known by us to be the beneficial owner of more than 5% of the Company’s outstanding common stock; (ii) each director; (iii) each executive officer; and (iv) all executive officers and directors as a group. Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) or securities that can be acquired by him within 60 days, including upon the exercise of options, warrants or convertible securities. The Company determines a beneficial owner’s percentage ownership by assuming that options, warrants and convertible securities that are held by the beneficial owner and which are exercisable within 60 days, have been exercised or converted. The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of iGambit Inc., 1050 W. Jericho Turnpike, New York, 11787. The percentages in the following table are based upon 132,290,757 shares outstanding as of April 16, 2019.

Name of Beneficial Owner	Amount of Nature of Beneficial Ownership	Percent of Class
EncounterCare Solutions Inc.	9,634,402	7.28
John Salerno, C.E.O., Chairman of the Board, and Director	5,000,000	3.78%
Elisa Luqman, C.F.O., Executive Vice President, General Counsel and Director	5,685,000(1)	4.30%
George G. Dempster, Director	605,000(2)	.04%
Jerry Robinson President, HealthDatix	3,750,000	2.83
MaryJo Robinson. EVP HealthDatix	3,750,000	2.83
Kathleen Shepherd, CTO	5,250,000(3)	3.97
Executive Officers and Directors as Group:	24,040,000(4)	18.17%

1	Includes 685,000 shares of common stock held by Muhammad Luqman, Ms. Luqman’s husband.
2.	Includes options to purchase 213,000 shares of the common stock at $0.03 per share.
3.	Includes 1,500,000 shares of common stock held by Edwin Shepherd, Ms. Shepherd’s husband.
4.	Includes the disclosures in footnotes 1 through 3 above.

ITEM 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

Amounts Due to Related Parties

Amounts due to related parties with balances of $145,367 and $128,476 at December 31, 2018 and 2017, respectively, consist of cash advances from a officers/stockholders. These advances do not bear interest and are payable on demand.

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

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows what Prager Metis CPA LLC and Paritz and Company P.A. for the audit and other services for the year ended December 31, 2018 and December 31, 2017 respectively.

	Year Ended	Year Ended
	12/31/ 2018	12/31/2017
Audit Fees	$46,500	$43,000
Audit-Related Fees	—	—
All Tax Fees	—	—
Other Fees	—	—
Total	$46,500	$43,000

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

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Smithtown, New York, on April 16, 2019.

iGambit Inc.

April 16, 2019	By:	/s/ John Salerno
John Salerno, Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated:

Signature	Title	Date

/s/ John Salerno	Chief Executive Officer and Director	April 16, 2019
John Salerno

/s/ Elisa Luqman	Chief Financial Officer, Executive Vice President, General Counsel, Principal Accounting Officer and Director	April 16, 2019
Elisa Luqman

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

iGambit, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of iGambit, Inc. (the Company) as of December 31, 2018, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 4 to the consolidated financial statements, the Company has previously disposed of its operating subsidiary, and has an accumulated deficit of $12,462,814, and a working capital deficit of $1,343,134 at December 31, 2018. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2018

Hackensack, New Jersey
April 16, 2019

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 4 to the consolidated financial statements, the Company has disposed of its operating subsidiary, has an accumulated deficit, and a working capital deficit at December 31, 2017. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Paritz & Company, P.A.

We have served as the Company’s auditor since 2016.

Hackensack, New Jersey
April 17, 2018,

IGAMBIT INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2018	2017
ASSETS
Current assets
Cash	$369	$9,449
Accounts receivable	14,871	6,254
Inventory	27,073	—
Prepaid expenses and other current assets	—	39,377
Total current assets	42,313	55,080
Other assets
Property and equipment, net	2,118	3,845
Intangible assets, net	2,572,015	3,267,885
Deposits	2,020	1,945
	$2,618,466	$3,328,755

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$480,270	$348,354
Accrued interest on notes payable	32,265	21,602
Amounts due to related parties	145,367	128,476
Deferred revenue	9,192	9,100
Notes payable	52,500	52,500
Convertible notes payable, net	377,611	333,689
Derivative liability	288,242	66,059
Total current liabilities	1,385,447	959,780

Stockholders' equity
Preferred stock, $.001 par value; authorized - 100,000,000 shares; issued and outstanding - 0 shares in 2018 and 2017, respectively	—	—
Common stock, $.001 par value; authorized - 800,000,000 shares; 214,859,994 and 126,196,571 shares issued and 204,859,994 and 116,196,571 shares outstanding (net of treasury shares) as of December 31, 2018 and 2017, respectively	214,860	126,196
Additional paid-in capital	14,480,973	12,891,348
Accumulated deficit	(12,462,814)	(9,648,569)
	2,233,019	3,368,975
Less: Treasury stock; 10,000,000 shares, at cost	(1,000,000)	(1,000,000)
Total stockholders' equity	1,233,019	2,368,975
	$2,618,466	$3,328,755

See accompanying notes to the consolidated financial statements.

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,

	2018	2017
Sales	$60,224	$23,166
Cost of sales	31,149	30,481
Gross profit (loss)	29,075	(7,315)
Operating expenses
General and administrative expenses	1,163,766	1,813,624
Impairment expense	—	3,338,095
Amortization	695,870	533,886
Total operating expenses	1,859,636	5,685,605
Loss from operations	(1,830,561)	(5,692,920)
Other income (expenses)
Change in fair value of derivative liability	(28,745)	158,599
Loss on extinguishment of debt	(312,869)	(105,801)
Interest expense	(642,070)	(367,352)
Total other income (expenses)	(983,684)	(314,554)

Loss from continuing operations	(2,814,245)	(6,007,474)

Income from discontinued operations (including gain on disposal of $6,657,848 for the year ended December 31, 2017)	—	6,589,536
Net income (loss)	$(2,814,245)	$582,062

Basic and fully diluted income (loss) per common share:
Continuing operations	$(.02)	$(.07)
Discontinued operations	$.00	$.08
Net income (loss) per common share	$(.02)	$.01

Weighted average common shares outstanding - basic and fully diluted	143,684,057	83,671,048

See accompanying notes to the consolidated financial statements.

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2018 AND 2017

	Common stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Totals
Balances, December 31, 2016	39,708,990	$39,709	$4,321,497	$(10,230,631)	$—	$(5,869,425)
Common stock issued for cash	5,500,000	5,500	269,500	—	—	275,000
Common stock issued for services	2,460,000	2,460	242,840	—	—	245,300
Compensation for vested stock options	—	—	679,026	—	—	679,026
Common stock issued in payment of accounts payable	200,000	200	14,300	—	—	14,500
Warrants issued	—	—	5,822	—	—	5,822
Notes payable and accrued interest converted to common stock	3,327,581	3,327	383,363	—	—	386,690
Common stock issued in business acquisition	15,000,000	15,000	1,035,000	—	—	1,050,000
Common stock issued in asset acquisition	60,000,000	60,000	5,940,000	—	—	6,000,000
Purchase of treasury stock	—	—	—	—	(1,000,000)	(1,000,000)
Net income				582,062		582,062
Balances, December 31, 2017	126,196,571	126,196	12,891,348	(9,648,569)	(1,000,000)	2,368,975
Common stock issued for cash	1,500,000	1,500	28,500	—	—	30,000
Common stock issued for services	4,730,650	4,731	105,295	—	—	110,026
Common stock issued for inventory	3,400,000	3,400	23,800	—	—	27,200
Compensation for vested stock options	—	—	97,999	—	—	97,999
Notes payable and accrued interest converted to common stock	79,032,773	79,033	1,334,031	—	—	1,413,064
Net loss				(2,814,245)		(2,814,245)
Balances, December 31, 2018	214,859,994	$214,860	$14,480,973	$(12,462,814)	$(1,000,000)	$1,233,019

See accompanying notes to the consolidated financial statements.

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,

	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,814,245)	$582,062
(Income) loss from discontinued operations	—	(6,589,536)
Net loss from continuing operations	(2,814,245)	(6,007,474)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	1,727	1,138
Amortization	695,870	533,886
Impairment expense	—	3,338,095
Non cash interest expense	638,718	363,766
Stock-based compensation expense	208,025	924,326
Loss on extinguishment of debt	312,869	105,801
Change in fair value of derivative liability	28,745	(158,599)
Changes in operating assets and liabilities:
Accounts Receivable	(8,617)	(4,004)
Inventory	127	—
Prepaid expenses and other current assets	39,377	69,564
Deposits	(75)	(225)
Accounts payable and accrued expenses	131,916	119,219
Deferred revenue	92	9,100
Net cash used in continuing operating activities	(765,471)	(705,407)
Net cash used in discontinued operating activities	—	(9,216)
NET CASH USED IN OPERATING ACTIVITIES	(765,471)	(714,623)
CASH FLOWS FROM INVESTING ACTIVITIES:
Preacquisition loans to subsidiary	—	(50,000)
Loans to deconsolidated subsidiary	—	(10,382)
Cash acquired from acquisition of subsidiary	—	29,584
Net cash used in continuing investing activities	—	(30,798)
Net cash provided by discontinued investing activities	—	32,848
NET CASH PROVIDED BY INVESTING ACTIVITIES	—	2,050
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	709,500	469,000
Proceeds from sale of common stock	30,000	275,000
Proceeds from related party loans	32,491	—
Repayments of related party loans	(15,600)	(508)
Repayment of notes payable	—	(8,000)
Net cash provided by continuing financing activities	756,391	735,492
Net cash used in discontinued financing activities	—	(23,992)
NET CASH PROVIDED BY FINANCING ACTIVITIES	756,391	711,500

NET DECREASE IN CASH	(9,080)	(1,073)

CASH - BEGINNING OF YEAR	9,449	10,522

CASH - END OF YEAR	$369	$9,449

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$3,352	$3,586
Non-cash investing and financing activities:
Debt discount related to derivative liability	$727,749	$200,000
Notes payable converted to common stock	588,543	161,000
Common stock issued in payment of inventory	27,200	—
Common stock issued in payment of accrued interest	30,446	3,000
Common stock issued in payment of accounts payable	—	14,500
Common stock issued for settlement of notes payable	1,413,064	386,690
Common stock issued for acquisitions	—	7,050,000
Intangible assets acquired	—	7,139,866
Treasury stock acquired in sale of discontinued operations	—	1,000,000
Warrant issued for convertible debt	—	5,822

See accompanying notes to the consolidated financial statements.

IGAMBIT INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

Note 1 - Organization and Basis of Presentation

The consolidated financial statements presented are those of iGambit Inc., (the “Company”) and its wholly-owned subsidiaries, HealthDatix, Inc. (“HealthDatix”), and its discontinued operating subsidiaries Wala, Inc. doing business as Arcmail Technology (“ArcMail”) and Gotham Innovation Lab Inc. (“Gotham”). The Company is a holding company which seeks out acquisitions of operating companies in technology markets. HealthDatix, Inc. is engaged in the business of streamlining the process of managing information in the document-intensive medical field for customers throughout the United States. ArcMail provides email archive solutions to domestic and international businesses through hardware and software sales, support, and maintenance. Gotham was in the business of providing media technology services to real estate agents and brokers in the New York metropolitan area.

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

December 31,
2017
Pro forma revenue	$35,516
Pro forma gross profit	$5,029
Pro forma loss from operations	$(2,984,770)
Pro forma net loss	$(2,941,208)

On April 5, 2017, the Company, through its wholly owned subsidiary HealthDatix, Inc. (“HealthDatix”) consummated the acquisition of certain assets of the CyberCare Health Network Division from EncounterCare Solutions Inc. (ECSL) in accordance with an Asset Purchase Agreement (the “Agreement”) by and among, HealthDatix, ECSL and the Company. Pursuant to the Agreement, ECSL will sell, convey, transfer and assign to HealthDatix certain assets (the “Assets”), and HealthDatix will purchase and accept from the ECSL all right, title and interest in and to the Assets in exchange for 60,000,000 shares of restricted common stock of iGambit.

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

The components of income from discontinued operations presented in the consolidated statements of operations for the year ended December 31, 2017 are presented as follows:

Sales	$386,157
Cost of sales	(29,462)
General and administrative expenses	(327,662)
Depreciation and amortization	(4,537)
Interest expense	(92,848)
Gain on disposal of Arcmail	6,657,848
Income from discontinued operations	$6,589,536

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries.  All intercompany accounts and transactions have been eliminated.

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model. The Company uses Level 3 inputs to value its derivative liabilities. The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) and reflects gains and losses for the years ended December 31, 2018 and 2017.

	2018	2017
Liabilities:
Balance of derivative liabilities - beginning of year	$66,059	$—
Issued	1,122,211	472,523
Converted	(928,773)	(247,865)
Change in fair value recognized in operations	28,745	(158,599)
Balance of derivative liabilities - end of year	$288,242	$66,059

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products by: (1) identify the contract (if any) with a customer; (2) identify the performance obligations in the contract (if any); (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract (if any); and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company has no outstanding contracts with any of is’ customers. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the years ended December 31, 2018 and 2017.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs from continuing operations for the years ended December 31, 2018 and 2017 were $0 and $2,517, respectively.

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

Inventory

Inventory consisting of finished products is stated at the lower of cost or net realizable value.

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

Goodwill

Goodwill represents the excess of assets acquired over liabilities assumed. In accordance with ASC Topic No. 350 “Intangibles – Goodwill and Other”), the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test, and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified. The Company recorded a full impairment of the Goodwill as of December 31, 2017.

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

Deferred Revenue

Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s support and maintenance services, the Company recognizes such revenues when services are completed and billed. The Company has received deposits from its various customers that have been recorded as deferred revenue and presented as current liabilities in the amount of $9,192 and $9,100 as of December 31, 2018 and 2017, respectively.

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

Recent Accounting Pronouncements

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the consolidated financial statements as a result of future adoption.

Note 4 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has previously disposed of its operating subsidiary, and has an accumulated deficit of $12,462,814, and a working capital deficit of $1,343,134 at December 31, 2018. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to obtain necessary equity financing and ultimately from generating revenues from its newly acquired subsidiary to continue operations. The Company expects that working capital requirements will continue to be funded through a combination of its existing funds and further issuances of securities. Working capital requirements are expected to increase in line with the growth of the business. Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund operations over the next twelve months. The Company has no lines of credit or other bank financing arrangements. The Company has financed operations to date through the proceeds of a private placement of equity and debt instruments.  In connection with the Company’s business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. The Company intends to finance these expenses with further issuances of securities, and debt issuances. Thereafter, the Company expects it will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to current stockholders. Further, such securities might have rights, preferences or privileges senior to common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict business operations.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 5 – Property and Equipment

Property and equipment are carried at cost and consist of the following at December 31, 2018 and December 31, 2017:

	2018	2017
Office equipment and fixtures	$10,964	$10,964
Less: Accumulated depreciation	8,846	7,119
	$2,118	$3,845

Depreciation expense of $1,727 and $1,138 was charged to continuing operations for the years ended December 31, 2018 and 2017, respectively.

Depreciation expense of $0 and $4,538 was charged to discontinued operations for the years ended December 31, 2018 and 2017, respectively.

Note 6 – Intangible Assets

Intangible assets from the acquisitions of HealthDatix and ECSL consist of the following at December 31, 2018 and 2017:

	2018	2017
Software	$156,925	$156,925	5 years
Contracts	644,846	644,846	10 years
FDA 510K clearance	1,396,000	1,396,000	5 years
Technology license	1,000,000	1,000,000	5 years
In process research and development	604,000	604,000	Indefinite
	3,801,771	3,801,771
Less: Accumulated amortization	1,229,756	533,886
	$2,572,015	$3,267,885

Amortization expense of $695,870 and $533,886 was charged to continuing operations for the years ended December 31, 2018 and 2017, respectively.

Note 7 - Earnings (Loss) Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options and common stock warrants, have not been included in the computation of diluted net loss per share for the years ended December 31, 2018 and 2017 as the result would be anti-dilutive.

	Years Ended
	December 31,
	2018	2017
Stock options	20,500,000	8,463,000
Stock warrants	1,875,000	400,000
Total shares excluded from calculation	22,375,000	8,863,000

Note 8 – Stock Based Compensation

Options

In 2006, the Company adopted the 2006 Long-Term Incentive Plan (the "2006 Plan").   Awards granted under the 2006 Plan have a ten-year term and may be incentive stock options, non-qualified stock options or warrants. The awards are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a three or four year period. The Plan expired on December 31, 2009, therefore as of December 31, 2018, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 plan.

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

Stock option activity during the years ended December 31, 2018 and 2017 follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Life (Years)
Options outstanding at December 31, 2016	1,422,000	$0.03	$0.13	5.60
Options granted	7,800,000	0.07	—
Options expired	(759,000)	0.03	—
Options outstanding at December 31, 2017	8,463,000	0.07	0.07	7.41
Options granted	12,250,000	0.01	—
Options expired	(213,000)	0.03	—
Options outstanding at December 31, 2018	20,500,000	$0.03	$0.03	7.52

Options outstanding at December 31, 2017 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
June 6, 2014	250,000	250,000	$0.05	June 6, 2019
March 24, 2015	200,000	200,000	$0.01	March 24, 2020
April 6, 2017	600,000	600,000	$0.03	April 6, 2027
June 6, 2017	700,000	700,000	$0.07	June 6, 2022
June 6, 2017	6,500,000	6,500,000	$0.07	June 6, 2027
November 1, 2018	12,250,000	12,250,000	$0.01	November 1, 2028
Total	20,500,000	20,500,000

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

Warrant activity during the years ended December 31, 2018 and 2017 follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2016	275,000	$0.94	$0.10	2.42
Warrant granted	125,000	0.40	—
Warrants outstanding at December 31, 2017	400,000	$0.62	$0.10	3.27
Warrant granted	1,500,000	0.05	—
Warrant expired	(25,000)	3.00	—
Warrants outstanding at December 31, 2018	1,875,000	$0.12	$0.12	3.24

Warrants outstanding at December 31, 2018 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
June 1, 2009	100,000	100,000	$0.50	June 1, 2019
June 1, 2009	50,000	50,000	$0.65	June 1, 2019
June 1, 2009	50,000	50,000	$0.85	June 1, 2019
June 1, 2009	50,000	50,000	$1.15	June 1, 2019
January 1, 2017	50,000	50,000	$0.25	October 10, 2021
January 1, 2017	50,000	50,000	$0.50	November 7, 2021
January 5, 2017	25,000	25,000	$0.50	January 5, 2022
February 5, 2018	750,000	750,000	$0.05	February 5, 2023
April 27, 2018	750,000	750,000	$0.05	April 27, 2023
Total	1,875,000	1,875,000

Note 9 – Convertible Debt

Convertible Notes Payable

On April 3, 2017, the Company entered into a Convertible Promissory Note pursuant to which the Company borrowed in the aggregate principal amount of $125,000. The convertible note is due 12 months after issuance and bears interest at a rate of 12%. The Note is convertible into shares of common stock of the Company 180 days following the date of funding and thereafter. The conversion price shall be subject to a discount of 50%. The conversion price shall be determined on the basis of the lowest VWAP (Volume Weighted Average Price) of the Common Stock during the prior twenty (20) trading day period. The Investor will be limited to convert no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. At any time during the period beginning on the date of the Note and ending on the date which is 180 days thereafter, the Company may repay the Note by paying an amount equal to the then outstanding amount multiplied by 135%. During the year ended December 31, 2018, the noteholder converted the remaining principal balance of $39,000 and accrued interest of $9,826 to 2,591,087 shares of common stock.

On November 28, 2017, the Company issued an 8% convertible note in the aggregate principal amount of $103,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due September 5, 2018 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date. During the year ended December 31, 2018, the noteholder converted the principal balance of the note and accrued interest of $4,120 to 8,691,189 shares of common stock.

On October 10, 2017, the Company issued an 8% convertible note in the aggregate principal amount of $78,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due July 15, 2018 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date. During the year ended December 31, 2018, the noteholder converted the principal balance of the note and accrued interest of $3,120 to 3,709,211 shares of common stock.

On July 5, 2017, the Company issued an 8% convertible note in the aggregate principal amount of $63,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due April 15, 2018 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date. During the year ended December 31, 2018, the noteholder converted the principal balance of the note and accrued interest of $2,520 to 2,753,093 shares of common stock.

On January 10, 2018, the Company issued an 8% convertible note in the aggregate principal amount of $240,000, convertible into shares of the Company’s common stock, and includes a back-ended note with principal of $120,000 that was funded on July 10, 2018. The Note, including accrued interest is due January 10, 2019 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 15 trading day period ending on the latest complete trading day prior to the conversion date. During the year ended December 31, 2018, the noteholder converted $74,000 of the principal balance to 11,410,967 shares of common stock. The balance of the note was $166,000 on December 31, 2018.

On January 16, 2018, the Company issued an 8% convertible note in the aggregate principal amount of $63,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due October 30, 2018 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date. During the year ended December 31, 2018, the noteholder converted the principal balance of the note and accrued interest of $2,520 to 6,546,697 shares of common stock.

On March 6, 2018, the Company issued an 8% convertible note in the aggregate principal amount of $126,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due March 6, 2019 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the lowest trading price during the 20 trading day period ending on the latest complete trading day prior to and including the conversion date. During the year ended December 31, 2018, the noteholder converted $66,000 of the principal balance and accrued interest of $3,213 to 15,384,470 shares of common stock. The balance of the note was $60,000 on December 31, 2018.

On May 3, 2018, the Company entered into a Convertible Promissory Note pursuant to which the Company borrowed in the aggregate principal amount of $83,500. The convertible note is due 12 months after issuance and bears interest at a rate of 8%. The Note is convertible into shares of common stock of the Company 180 days following the date of funding and thereafter. The conversion price shall be subject to a discount of 35% applied to the average of the three lowest closing bid prices of the Common Stock during the prior twenty (20) trading day period. The Investor will be limited to convert no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. At any time during the period beginning on the date of the Note and ending on the date which is 180 days thereafter, the Company may repay the Note by paying an amount equal to the then outstanding amount multiplied by 130%. During the year ended December 31, 2018, the noteholder converted $29,543 of the principal balance to 8,629,314 shares of common stock. The balance of the note was $53,957 on December 31, 2018.

On May 15, 2018, the Company issued an 8% convertible note in the aggregate principal amount of $58,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due February 28, 2019 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date. During the year ended December 31, 2018, the noteholder converted the principal balance of the note and accrued interest of $2,320 to 14,300,023 shares of common stock.

On June 25, 2018, the Company issued an 8% convertible note in the aggregate principal amount of $53,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due April 15, 2019 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date. During the year ended December 31, 2018, the noteholder converted $15,000 of the principal balance to 5,016,722 shares of common stock. The balance of the note was $38,000 on December 31, 2018.

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

On September 17, 2018, the Company issued an 8% convertible note in the aggregate principal amount of $33,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due June 30, 2019 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date.

The Company recorded a debt discount related to identified embedded derivatives relating to conversion features and a reset provisions (see Note 10) based fair values as of the inception date of the Notes. The calculated debt discount equaled the face of the 8% note dated March 30, 2017 and was amortized through the date the convertible debt was fully extinguished. The calculated debt discount equaled the face of the 12% note and was amortized through the date the convertible debt was fully extinguished. The calculated debt discount equaled the face of the 8% note dated July 5, 2017 and was amortized through the date the convertible debt was fully extinguished. The calculated debt discount equaled the face of the 8% note dated October 10, 2017 and was amortized through the date the convertible debt was fully extinguished. The calculated debt discount equaled the face of the 8% note dated November 28, 2017 and was amortized through the date the convertible debt was fully extinguished. The calculated debt discount equaled the face of the 8% note dated January 10, 2018 and is being amortized and revalued over the term of the note. The calculated debt discount equaled the face of the 8% note dated January 16, 2018 and was amortized through the date the convertible debt was fully extinguished. The calculated debt discount equaled the face of the 8% note dated March 6, 2018 and is being amortized and revalued over the term of the note. The calculated debt discount equaled the face of the 8% note dated May 3, 2018 and is being amortized and revalued over the term of the note. The calculated debt discount equaled the face of the 8% note dated May 15, 2018 and was amortized through the date the convertible debt was fully extinguished. The calculated debt discount equaled the face of the 8% note dated June 25, 2018 and is being amortized and revalued over the term of the note. Interest expense on the convertible notes of $631,287 and $338,878 was recorded for the years ended December 31, 2018 and 2017, respectively.

The Company issued convertible debentures in the amount of $75,000 to three individuals. The debentures are convertible into 75,000 shares of common stock for up to 5 years, at the holders’ option, at an exercise price of $.50 and $.25, respectively. The debentures mature on the earlier of the closing of a subsequent financing event by the Company resulting in gross proceeds of at least $10,000,000 or three years from the date of issuance. The debentures bear interest at a rate of 10%. A beneficial conversion feature was not recorded as the fair market value of the Company’s common stock was less than the exercise prices at the dates of issuance and through the end of the year. Interest expense on the convertible debentures of $8,616 and $8,782 was recorded for the years ended December 31, 2018 and 2017, respectively.

Convertible notes payable at December 31, 2018 and 2017 are summarized as follows:

	2018	2017
Total face value of notes	$478,957	$358,000
Less: Discount	101,346	24,311
Balance	$377,611	$333,689

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

The Company used Level 3 inputs for its valuation methodology for the conversion option liability in determining the fair value using a Black-Scholes option-pricing model with the following assumption inputs:

	December 31,	December 31,
	2018	2017
Annual dividend yield	—	—
Expected life (years)	0.77 - 1.0	0.80 - 1.0
Risk-free interest rate	2.07% - 2.57%	1.2% - 1.91%
Expected volatility	257% - 293%	272%

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

Note 11 – Notes Payable

Notes payable at December 31, 2018 and 2017 consists of loans to HealthDatix from 3 individuals totaling $52,500. The loans do not bear interest and there are no specific terms for repayment.

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

In connection with the convertible notes payable (see Note 9 above) the noteholders converted $588,543 of principal balance and $31,658 of accrued interest to 79,032,773 shares of common stock during the year ended December 31, 2018. The stock issued was determined based on the terms of the convertible notes.

The Company issued 3,000,000 common shares for services, valued at $.0296 per share on May 16, 2018.

The Company issued 1,500,000 common shares for services, valued at $.008 per share and 230,650 common shares, valued at $.04 per share on October 29, 2018.

The Company issued 3,400,000 common shares for inventory, valued at $.025 per share on October 29, 2018.

The Company sold 1,500,000 shares of common stock to an investor valued at $.02 per share during the year ended December 31, 2018 for proceeds of $30,000.

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

Note 13 - Income Taxes

The reconciliation between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense (benefit) is as follows:

	Years Ended December 31,
	2018	2017
Statutory U.S. federal income tax rate	(21.0)%	(34.0)%
State income taxes, net of federal income tax benefit	(1.8)%	(4.0)%
Tax effect of expenses that are not deductible for income tax purposes	(14.0)%	9.0%
Change in Valuation Allowance	36.8%	29.0%
Effective tax rate	(0.0)%	(0.0)%

At December 31, the significant components of the deferred tax assets (liabilities) are summarized below:

	2018	2017
Deferred Tax Assets:
Net Operating Losses	$1,446,887	$2,329,938
Other	411,938	377,445
Total deferred tax assets	1,858,825	2,707,383
Deferred Tax Liabilities:	—	—
Total deferred tax liabilities	—	—
Valuation Allowance	(1,858,825)	(2,707,383)
Net deferred tax assets	$—	$—

The Company’s deferred tax assets and liabilities were remeasured to reflect the reduction in the U.S. corporate income tax rate from 35% to 21%, resulting in a deferred tax expense of approximately $392,000 for the year ended December 31, 2017 that is still fully valued against as of December 31, 2018. This expense is attributable to the Company being in a net deferred tax asset position at the time of remeasurement. As the Company maintains full valuation allowance, this amount can be seen on the rate reconciliation as an adjustment to deferred tax asset and corresponding valuation allowance.

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

As of December 31, 2018, the Company had federal and state net operating loss carryforwards of approximately $4.5 million and $5.5 million, which expire at various dates from 2031 through 2038. The federal net operating loss of approximately $1 million incurred in 2018 may be carried forward indefinitely. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce the Company’s U.S. federal and state income taxes. The net operating losses may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% change in ownership as determined under the regulations.

In accordance with ASC 740, a valuation allowance must be established if it is more likely than not that the deferred tax assets will not be realized. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, the Company’s most recent results of operations and expected future profitability. Based on the Company’s cumulative losses in recent years, a full valuation allowance against the Company’s deferred tax assets as of December 31, 2018 and 2017 has been established as Management believes that the Company will more likely than not realize the benefit of those deferred tax assets. Therefore, no tax provision has been recorded for the years ended December 31, 2018 and 2017.

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

Note 14 – Concentrations and Credit Risk

Sales and Accounts Receivable

HealthDatix had sales to one customer which accounted for approximately 75% of HealthDatix’s total sales for the year ended December 31, 2018. The customer accounted for approximately 67% of accounts receivable at December 31, 2018.

HealthDatix had sales to three customers which accounted for approximately 44%, 27%, and 11%, respectively of HealthDatix’s total sales for the year ended December 31, 2017. The three customers accounted for approximately 58%, 26%, and 11% of accounts receivable at December 31, 2017.

One customer accounted for 14% of sales included in discontinued operations for the year ended December 31, 2017.

Cash

Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. Cash balances could exceed insured amounts at any given time, however, the Company has not experienced any such losses. The Company did not have any interest-bearing accounts at December 31, 2018 and 2017, respectively.

Note 15 - Related Party Transactions

Amounts Due to Related Parties

Amounts due to related parties with balances of $145,367 and $128,476 at December 31, 2018 and 2017, respectively, do not bear interest and are payable on demand. The Company’s former subsidiary, Arcmail owed amounts on a credit card that is guaranteed by the husband of the Company’s Executive Vice President, who was held personally responsible by the credit card company for the unpaid balance.

Note 16 – Commitments and Contingencies

Lease Commitment

The Company is obligated under two operating leases for its premises that expire at various times through August 31, 2019.

Total future minimum annual lease payments under the leases for the years ending December 31 are as follows:

2019	$9,574

Rent expense of $28,885 and $26,745 was charged to continuing operations for the years ended December 31, 2018 and 2017, respectively.

Rent expense of $0 and $10,807 was charged to discontinued operations for the years ended December 31, 2018 and 2017, respectively.

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

Note 17 – Subsequent Events

Common Stock Issued

Subsequent to the end of the period through the date of the report, various noteholders converted $270,957 of principal and $18,176 of accrued interest to 146,727,525 shares of the Company’s common stock.

Equity Financing Transaction

On February 15, 2019, the Company issued an 8% convertible note in the aggregate principal amount of $38,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due November 30, 2019 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date.

On March 29, 2019, the Company issued an 8% convertible note in the aggregate principal amount of $38,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due February 15, 2020 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date.

