Form 10-K/A
period 2018-12-31
iGambit, Inc.
filed 2019-04-17
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

1050 W. Jericho Turnpike, Suite A, Smithtown, New York 11787

(Address of principal executive offices) (Zip Code)

Registrant’s telephone number, including area code: (631) 670-6777

Securities registered under Section 12(b) of the Act: None.

Securities registered under Section 12(g) of the Act: common stock (title of class), $0.001 par value.

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

At April 16, 2019, the number of shares outstanding of the registrant’s common stock, $0.001 par value (the only class of voting stock), was 315,587,519 and the number of shares outstanding of registrants preferred stock, $0.001 was 1,000.

1

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K to iGambit Inc.’s Annual Report for the period ended December 31, 2018, filed with the Securities and Exchange Commission on April 16, 2019, is solely to furnish Exhibit 101 to the Form 10-K in accordance with Rule 405 of Regulation S-T. No other changes have been made to the Form 10-K. This Amendment No. 1 to the Form 10-K speaks as of the original filing date of the Form 10-K, and does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosure made in the original Form 10-K.

 Item 15. Exhibits, Financial Schedules

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

2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 17, 2019.

iGambit, Inc.

/s/ John Salerno
John Salerno
Chief Executive Officer

/s/ Elisa Luqman
Elisa Luqman
Chief Financial Officer

3