Form 10-Q
period 2019-03-31
iGambit, Inc.
filed 2019-05-20
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2019

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

Yes ☐  No ☒

The Registrant had 387,553,890 (not including 10 million shares held in treasury) shares of the Registrant’s $0.001 par value common stock outstanding.

1

iGambit Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1 – Financial Statements

IGAMBIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2019	2018
ASSETS
Current assets
Cash	$7,036	$369
Accounts receivable	10,366	14,871
Inventory	26,988	27,073
Total current assets	44,390	42,313
Other assets
Property and equipment, net	1,871	2,118
Intangible assets, net	2,398,048	2,572,015
Deposits	2,020	2,020
	$2,446,329	$2,618,466

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$570,331	$480,270
Accrued interest on notes payable	20,939	32,265
Amounts due to related parties	139,753	145,367
Deferred revenue	5,467	9,192
Notes payable	52,500	52,500
Convertible notes payable, net	214,368	377,611
Derivative liability	219,516	288,242
Total current liabilities	1,222,874	1,385,447

Stockholders' equity
Preferred stock, $.001 par value; authorized - 100,000,000 shares; No shares issued and outstanding	—	—
Common stock, $.001 par value; authorized - 800,000,000 shares; 361,577,519 and 214,859,994 shares issued and 351,577,519 and 204,859,994 shares outstanding (net of treasury shares) as of March 31, 2019 and December 31, 2018, respectively	361,577	214,860
Additional paid-in capital	14,884,059	14,480,973
Accumulated deficit	(13,022,181)	(12,462,814)
	2,223,455	2,233,019
Less: Treasury stock; 10,000,000 shares, at cost	(1,000,000)	(1,000,000)
Total stockholders' equity	1,223,455	1,233,019
	$2,446,329	$2,618,466

See accompanying notes to the condensed consolidated financial statements.

IGAMBIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2019	2018
Sales	$5,325	$4,192
Cost of sales	8,207	7,930
Gross profit (loss)	(2,882)	(3,738)

Operating expenses
General and administrative expenses	190,264	234,264
Amortization	173,967	173,967
Total operating expenses	364,231	408,231
Loss from operations	(367,113)	(411,969)

Other income (expenses)
Change in fair value of derivative liability	(53,163)	(118,101)
Loss on extinguishment of debt	(5,838)	(63,699)
Interest expense	(133,253)	(16,264)
Total other income (expenses)	(192,254)	(198,064)
Net loss	$(559,367)	$(610,033)

Basic and fully diluted loss per common share:
Net loss per common share	$(.00)	$(.01)
Weighted average common shares outstanding - basic and fully diluted	286,206,039	121,245,294

See accompanying notes to the condensed consolidated financial statements.

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2019 AND 2018

	Common stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Totals
Balances, December 31, 2018	214,859,994	$214,860	$14,480,973	$(12,462,814)	$(1,000,000)	$1,233,019
Compensation for vested stock options	—	—	1,025	—	—	1,025
Notes payable and accrued interest converted to common stock	146,717,525	146,717	402,061	—	—	548,778
Net loss				(559,367)		(559,367)
Balances, March 31, 2019	361,577,519	$361,577	$14,884,059	$(13,022,181)	$(1,000,000)	$1,223,455
Balances, December 31, 2017	126,196,571	$126,196	$12,891,348	$(9,648,569)	$(1,000,000)	$2,368,975
Common stock issued for cash	750,000	750	14,250	—	—	15,000
Notes payable and accrued interest converted to common stock	5,344,180	5,345	342,758	—	—	348,103
Net loss				(610,033)		(610,033)
Balances, March 31, 2018	132,290,751	$132,291	$13,248,356	$(10,258,602)	$(1,000,000)	$2,122,045

See accompanying notes to the condensed consolidated financial statements.

IGAMBIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(559,367)	$(610,033)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	247	432
Amortization	173,967	173,967
Non cash interest expense	132,482	15,527
Stock-based compensation expense	1,025	—
Loss on extinguishment of debt	5,838	63,699
Change in fair value of derivative liability	53,163	118,101
Changes in operating assets and liabilities:
Accounts receivable	4,505	4,733
Inventory	85	—
Prepaid expenses and other current assets	—	16,856
Accounts payable and accrued expenses	90,061	(52,761)
Deferred revenue	(3,725)	(3,725)
NET CASH USED IN OPERATING ACTIVITIES	(101,719)	(273,204)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debt	114,000	309,000
Proceeds from sale of common stock	—	15,000
Proceeds from related party loans	6,386	—
Repayments of related party loans	(12,000)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	108,386	324,000

NET INCREASE IN CASH	6,667	50,796
CASH - BEGINNING OF PERIOD	369	9,449
CASH - END OF PERIOD	$7,036	$60,245

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$771	$737
Non-cash investing and financing activities:
Debt discount related to derivative liability	$206,000	$43,249
Notes payable converted to common stock	270,957	102,000
Common stock issued in payment of accrued interest	18,177	12,346

See accompanying notes to the condensed consolidated financial statements.

IGAMBIT INC.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2018 and 2019

(Unaudited)

Note 1 - Organization and Basis of Presentation

The consolidated financial statements presented are those of iGambit Inc., (the “Company”) and its wholly-owned subsidiary, HealthDatix, Inc. (“HealthDatix. The Company is a holding company which seeks out acquisitions of operating companies in technology markets. HealthDatix, Inc. is engaged in the business of streamlining the process of managing information in the document-intensive medical field for customers throughout the United States.

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 16, 2019.

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary.  All intercompany accounts and transactions have been eliminated.

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model. The Company uses Level 3 inputs to value its derivative liabilities. The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) and reflects gains and losses for the three months ended March 31, 2019 and 2018.

	2019	2018
Liabilities:
Balance of derivative liabilities - beginning of period	$288,242	$66,059
Issued	273,450	43,249
Converted	(395,339)	(227,409)
Change in fair value recognized in operations	53,163	118,101
Balance of derivative liabilities - end of period	$219,516	$—

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products by: (1) identify the contract (if any) with a customer; (2) identify the performance obligations in the contract (if any); (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract (if any); and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company has no outstanding contracts with any of is’ customers. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the three months ended March 31, 2019 and 2018.

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

Advertising Costs

The Company expenses advertising costs as incurred. There were no advertising costs charged to operations for the three months ended March 31, 2019 and 2018, respectively.

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

Deferred Revenue

Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s support and maintenance services, the Company recognizes such revenues when services are completed and billed. The Company has received deposits from its various customers that have been recorded as deferred revenue and presented as current liabilities in the amount of $5,467 and $9,192 as of March 31, 2019 and December 31, 2018, respectively.

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

Note 3 – Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has an accumulated deficit of $13,022,181, and a working capital deficit of $1,178,484 at March 31, 2019. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to obtain necessary equity financing and ultimately from generating revenues from its newly acquired subsidiary to continue operations. The Company expects that working capital requirements will continue to be funded through a combination of its existing funds and further issuances of securities. Working capital requirements are expected to increase in line with the growth of the business. Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund operations over the next twelve months. The Company has no lines of credit or other bank financing arrangements. The Company has financed operations to date through the proceeds of a private placement of equity and debt instruments.  In connection with the Company’s business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. The Company intends to finance these expenses with further issuances of securities, and debt issuances. Thereafter, the Company expects it will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to current stockholders. Further, such securities might have rights, preferences or privileges senior to common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict business operations.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Property and Equipment

Property and equipment are carried at cost and consist of the following at March 31, 2019 and December 31, 2018:

	2019	2018
Office equipment and fixtures	$10,964	$10,964
Less: Accumulated depreciation	9,093	8,846
	$1,871	$2,118

Depreciation expense of $247 and $432 was charged to operations for the three months ended March 31, 2019 and 2018, respectively.

Note 5 – Intangible Assets

Intangible assets from the acquisitions of HealthDatix and ECSL consist of the following at March 31, 2019 and December 31, 2018:

	2019	2018	Life
Software	$156,925	$156,925	5 years
Customer contracts	644,846	644,846	10 years
FDA 510K clearance	1,396,000	1,396,000	5 years
Technology license	1,000,000	1,000,000	5 years
In process research and development	604,000	604,000	Indefinite
	3,801,771	3,801,771
Less: Accumulated amortization	1,403,723	1,229,756
	$2,398,048	$2,572,015

Amortization expense of $173,967 was charged to operations for the three months ended March 31, 2019 and 2018, respectively.

Note 6 - Earnings (Loss) Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options and common stock warrants, have not been included in the computation of diluted net loss per share for the three months ended March 31, 2019 and 2018 as the result would be anti-dilutive.

	Three Months Ended
	March 31,
	2019	2018
Stock options	20,500,000	8,463,000
Stock warrants	1,875,000	1,150,000
Total shares excluded from calculation	22,375,000	9,613,000

Note 7 – Stock Based Compensation

Options

In 2006, the Company adopted the 2006 Long-Term Incentive Plan (the "2006 Plan").   Awards granted under the 2006 Plan have a ten-year term and may be incentive stock options, non-qualified stock options or warrants. The awards are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a three or four year period. The Plan expired on December 31, 2009, therefore as of March 31, 2019, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 plan.

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

Stock option activity during the three months ended March 31, 2019 and 2018 follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2017	8,463,000	$0.07	$0.07	7.41
No option activity	—	—	—
Options outstanding at March 31, 2018	8,463,000	$0.07	0.07	7.16
Options outstanding at December 31, 2018	20,500,000	0.03	0.03	7.52
No option activity	—	—	—
Options outstanding at March 31, 2019	20,500,000	$0.03	$0.03	7.27

Options outstanding at March 31, 2019 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
June 6, 2014	250,000	250,000	$0.05	June 6, 2019
March 24, 2015	200,000	200,000	$0.01	March 24, 2020
April 6, 2017	600,000	600,000	$0.03	April 6, 2027
June 6, 2017	700,000	700,000	$0.07	June 6, 2022
June 6, 2017	6,500,000	6,500,000	$0.07	June 6, 2027
November 1, 2018	12,250,000	12,250,000	$0.01	November 1, 2028
Total	20,500,000	20,500,000

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

Warrant activity during the three months ended March 31, 2019 and 2018 follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2017	400,000	$0.62	$0.10	3.27
Warrant granted	750,000	0.05	—
Warrants outstanding at March 31, 2018	1,150,000	$0.21	$0.10	3.64
Warrants outstanding at December 31, 2018	1,875,000	$0.12	$0.12	3.24
No warrant activity	—	—	—
Warrants outstanding at March 31, 2019	1,875,000	$0.12	$0.12	3.00

Warrants outstanding at March 31, 2019 consist of:

Dater Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
June 1, 2009	100,000	100,000	$0.50	June 1, 2019
June 1, 2009	50,000	50,000	$0.65	June 1, 2019
June 1, 2009	50,000	50,000	$0.85	June 1, 2019
June 1, 2009	50,000	50,000	$1.15	June 1, 2019
January 1, 2017	50,000	50,000	$0.25	October 10, 2021
January 1, 2017	50,000	50,000	$0.50	November 7, 2021
January 5, 2017	25,000	25,000	$0.50	January 5, 2022
February 5, 2018	750,000	750,000	$0.05	February 5, 2023
April 27, 2018	750,000	750,000	$0.05	April 27, 2023
Total	1,875,000	1,875,000

Note 8 – Convertible Debt

Convertible Notes Payable

On January 10, 2018, the Company issued an 8% convertible note in the aggregate principal amount of $240,000, convertible into shares of the Company’s common stock, and includes a back-ended note with principal of $120,000 that was funded on July 10, 2018. The back-ended Note, including accrued interest is due July 10, 2019 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 15 trading day period ending on the latest complete trading day prior to the conversion date. During the three months ended March 31, 2019, the noteholder converted $66,000 of the principal balance and accrued interest of $4,995 to 44,490,002 shares of common stock. The balance of the note was $100,000 on March 31, 2019.

On March 6, 2018, the Company issued an 8% convertible note in the aggregate principal amount of $126,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due March 6, 2019 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the lowest trading price during the 20 trading day period ending on the latest complete trading day prior to and including the conversion date. During the three months ended March 31, 2019, the noteholder converted the remaining principal balance of $60,000 and accrued interest of $4,342 to 35,446,300 shares of common stock.

On May 3, 2018, the Company entered into a Convertible Promissory Note pursuant to which the Company borrowed in the aggregate principal amount of $83,500. The convertible note is due 12 months after issuance and bears interest at a rate of 8%. The Note is convertible into shares of common stock of the Company 180 days following the date of funding and thereafter. The conversion price shall be subject to a discount of 35% applied to the average of the three lowest closing bid prices of the Common Stock during the prior twenty (20) trading day period. The Investor will be limited to convert no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. At any time during the period beginning on the date of the Note and ending on the date which is 180 days thereafter, the Company may repay the Note by paying an amount equal to the then outstanding amount multiplied by 130%. During the three months ended March 31, 2019, the noteholder converted the remaining principal balance of $53,957 and accrued interest of $4,600 to 25,674,344 shares of common stock.

On June 25, 2018, the Company issued an 8% convertible note in the aggregate principal amount of $53,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due April 15, 2019 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date. During the three months ended March 31, 2019, the noteholder converted the remaining principal balance of $38,000 and accrued interest of $2,120 to 14,859,260 shares of common stock.

On August 13, 2018, the Company issued an 8% convertible note in the aggregate principal amount of $53,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due May 30, 2019 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date. During the three months ended March 31, 2019, the noteholder converted the principal balance of the note and accrued interest of $2,120 to 26,247,619 shares of common stock.

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

On January 3, 2019, the Company issued an 8% convertible note in the aggregate principal amount of $38,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due October 30, 2019 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date.

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

The Company recorded a debt discount related to identified embedded derivatives relating to conversion features and a reset provisions (see Note 9) based fair values as of the inception date of the Notes. The calculated debt discount equaled the face of the 8% note dated January 10, 2018 and is being amortized and revalued over the term of the note. The calculated debt discount equaled the face of the 8% note dated March 6, 2018 and was amortized through the date the convertible debt was fully extinguished. The calculated debt discount equaled the face of the 8% note dated May 3, 2018 and was amortized through the date the convertible debt was fully extinguished. The calculated debt discount equaled the face of the 8% note dated June 25, 2018 and was amortized through the date the convertible debt was fully extinguished. The calculated debt discount equaled the face of the 8% note dated August 13, 2018 and was amortized through the date the convertible debt was fully extinguished. The calculated debt discount equaled the face of the 8% note dated September 17, 2018 and is being amortized and revalued over the term of the note. Interest expense on the convertible notes of $130,362 and $14,878 was recorded for the three months ended March 31, 2019 and 2018, respectively.

The Company issued convertible debentures in the amount of $75,000 to three individuals. The debentures are convertible into 75,000 shares of common stock for up to 5 years, at the holders’ option, at an exercise price of $.50 and $.25, respectively. The debentures mature on the earlier of the closing of a subsequent financing event by the Company resulting in gross proceeds of at least $10,000,000 or three years from the date of issuance. The debentures bear interest at a rate of 10%. A beneficial conversion feature was not recorded as the fair market value of the Company’s common stock was less than the exercise prices at the dates of issuance and through the end of the year. Interest expense on the convertible debentures of $2,120 and $1,829 was recorded for the three months ended March 31, 2019 and 2018, respectively.

Convertible notes payable at March 31, 2019 and December 31, 2018 are summarized as follows:

	2019	2018
Total face value of notes	$322,000	$478,957
Less: Discount	107,632	101,346
Balance	$214,368	$377,611

Note 9 – Derivative Liability

The Company has determined that the conversion feature embedded in the convertible notes described in Note 8 contain a potential variable conversion amount which constitutes a derivative which has been bifurcated from the note and recorded as a derivative liability at fair value, with a corresponding discount recorded to the associated debt. The excess of the derivative value over the face amount of the note is recorded immediately to interest expense at inception. The Company used the Binomial Option Pricing model to value the conversion features.

The Company used Level 3 inputs for its valuation methodology for the conversion option liability in determining the fair value using a Black-Scholes option-pricing model with the following assumption inputs:

	March 31,	December 31,
	2019	2018
Annual dividend yield	—	—
Expected life (years)	0.78 - 1.0	0.77 - 1.0
Risk-free interest rate	2.44% - 2.52%	2.07% - 2.57%
Expected volatility	274% - 280%	257% - 293%

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

Note 10 – Notes Payable

Notes payable at March 31, 2019 and December 31, 2018 consists of loans to HealthDatix from 3 individuals totaling $52,500. The loans do not bear interest and there are no specific terms for repayment.

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

In connection with the convertible notes payable (see Note 8 above) the noteholders converted $270,957 of principal balance and $18,177 of accrued interest to 146,717,525 shares of common stock during the three months ended March 31, 2019. The stock issued was determined based on the terms of the convertible notes.

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

Note 13 – Concentrations and Credit Risk

Sales and Accounts Receivable

HealthDatix had sales to three customers which accounted for approximately 24%, 17%, and 17%, respectively of HealthDatix’s total sales for the three months ended March 31, 2019. One customer accounted for approximately 96% of accounts receivable at March 31, 2019.

HealthDatix had sales to four customers which accounted for approximately 30%, 21%, 21%, and 19%, respectively of HealthDatix’s total sales for the three months ended March 31, 2018. One customer accounted for 100% of accounts receivable at March 31, 2018.

Cash

Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. Cash balances could exceed insured amounts at any given time, however, the Company has not experienced any such losses. The Company did not have any interest-bearing accounts at March 31, 2019 and December 31, 2018, respectively.

Note 14 - Related Party Transactions

Amounts Due to Related Parties

Amounts due to related parties with balances of $139,753 and $145,367 at March 31, 2019 and December 31, 2018, respectively, do not bear interest and are payable on demand. The Company’s former subsidiary, Arcmail owed amounts on a credit card that is guaranteed by the husband of the Company’s Executive Vice President, who was held personally responsible by the credit card company for the unpaid balance.

Note 15 – Commitments and Contingencies

Lease Commitment

The Company is obligated under an operating lease for its premises in Smithtown, New York that expires on May 31, 2019. The lease was not renewed and the officers of the Company will provide office space to the Company at no charge.

Total future minimum annual lease payments under the lease for the years ending December 31 are as follows:

2019	$3,380

Rent expense of $7,728 and $7,048 was charged to operations for the three months ended March 31, 2019 and 2018, respectively.

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

Note 16 – Subsequent Events

Common Stock Issued

Subsequent to the end of the period through the date of the report, a noteholder converted $55,232 of principal and $1,691 of accrued interest to 35,966,371 shares of the Company’s common stock.

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

HealthDatix - Chronic Care Management (CCM) Program

Centers for Medicaid and Medicare Services (CMS) introduced the Chronic Care Management (CCM) program in 2015 with the goal of filling patient care gaps and providing patient care at home.

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

Target Markets:  Physician Groups, ACO’s, Healthcare Systems

Assets. At March 31, 2019, we had $2,446,329 in total assets, compared to $2,618,466, at December 31, 2018. The decrease in total assets was primarily due to amortization of intangible assets from the acquisition of our HealthDatix subsidiary.

Liabilities. At March 31, 2019, our total liabilities were $1,222,874 compared to $1,385,447 at December 31, 2018. Our current liabilities at March 31, 2019 consisted of accounts payable and accrued expenses of $570,331, accrued interest on notes payable of $20,939, amounts due to related parties of $139,753, deferred revenue of $5,467, notes payable of $52,500, convertible notes payable of $214,368 and derivative liability of $219,516, whereas our total liabilities at December 31, 2018 consisted of current liabilities including accounts payable and accrued expenses of $480,270, accrued interest on notes payable of $32,265, amounts due to related parties of $145,367, deferred revenue of $9,192, notes payable of $52,500, convertible notes payable of $377,611 and derivative liability of $288,242.

Stockholders’ Equity. Our Stockholders’ Equity decreased to $1,223,455 at March 31, 2019 from $1,233,019 at December 31, 2018. This decrease was primarily due to an increase in accumulated deficit for the three months ended March 31, 2019.

Three Months Ended March 31, 2019 as Compared to Three Months Ended March 31, 2018

Revenues and Net Loss. We had $5,325 of revenue from our HealthDatix subsidiary and a net loss of $559,367 during the three months ended March 31, 2019, compared to revenue of $4,192 and a net loss of $610,033 for the three months ended March 31, 2018. The increase in revenue was due primarily to the revenue generated by our HealthDatix subsidiary.

General and Administrative Expenses. General and Administrative Expenses decreased to $190,264 for the three months ended March 31, 2019 from $234,264 for the three months ended March 31, 2018. For the three months ended March 31, 2019 our General and Administrative Expenses consisted of corporate administrative expenses of $30,381, legal and accounting fees of $24,455 employee benefits expenses (health and life insurance) of $3,215, payroll expenses of $109,746, contract labor of $10,000, and transfer agent fees of 12,467. For the three months ended March 31, 2018 our General and Administrative Expenses consisted of corporate administrative expenses of $44,315, legal and accounting fees of $18,110, employee benefits expenses (health and life insurance) of $10,268, marketing expenses of $16,675, payroll expenses of $105,086, contract labor expense of $12,200, commissions and fees expenses of $21,000, and exchange filing fees of $6,610. The decreases from the three months ended March 31, 2018 to the three months ended March 31, 2019 relate primarily due to: (i) a decrease in employee benefits; (ii) a decrease in commissions and fees expenses; (iii) a decrease in contract labor expense; (iv) a decrease in marketing expense; and (v) a decrease in general and administrative costs associated with the operation of our HealthDatix subsidiary. Costs associated with our officers’ salaries and the operation of our HealthDatix subsidiary are expected to increase going forward, as we expand the business operations of HealthDatix which would likely increase our corporate administrative expenses.

Other Income (Expense). We reported change in fair value of derivative liability of $53,163, loss on extinguishment of debt of $5,838, and interest expense of $133,253 for the three months ended March 31, 2019. We reported change in fair value of derivative liability of $118,101, loss on extinguishment of debt of $63,699, and interest expense of $16,264 for the three months ended March 31, 2018.

Liquidity and Capital Resources

General

As reflected in the accompanying consolidated financial statements, at March 31, 2019, we had $7,036 of cash and stockholders’ equity of $1,223,455. At December 31, 2018, we had $369 of cash and stockholders’ equity of $1,233,019.

Our primary capital requirements in 2019 are likely to arise from the expansion of our HealthDatix operations. It is not possible to quantify those costs at this point in time, in that they depend on HealthDatix’s business opportunities and the state of the overall economy. We anticipate raising capital in the private markets to cover any such costs, though there can be no guaranty we will be able to do so on terms we deem to be acceptable. We do not have any plans at this point in time to obtain a line of credit or other loan facility from a commercial bank.

While we believe in the viability of our strategy to improve HealthDatix’s sales volume, and in our ability to raise additional funds, there can be no assurances that we will be able to fully effectuate our business plan.

We believe we will continue to increase our cash position and liquidity for the foreseeable future. We believe we have enough capital to fund our present operations.

Cash Flow Activity

Net cash used in operating activities was $101,719, for the three months ended March 31, 2019, compared to $273,204 for the three months ended March 31, 2018. Our primary use of cash flows from operating activities was from net losses of $559,367 and $610,033 for the three months ended March 31, 2019 and 2018, respectively. Additional contributing factors to the change were from depreciation expense of $247, amortization expense of $173,967, non-cash interest expense of $132,482, stock based compensation of $1,025, a loss on extinguishment of debt of $5,838, change in fair value of derivative liability of $53,163, a decrease in accounts receivable of $4,505, a decrease in inventory of $85, an increase in accounts payable and accrued expenses of $90,061, and a decrease in deferred revenue $3,725.

There were no cash flows from investing activities for the three months ended March 31, 2019 and 2018, respectively.

Net Cash provided by financing activities was $108,386 for the three months ended March 31, 2019 compared to $324,000 for the three months ended March 31, 2018. The cash flows provided by financing activities for the three months ended March 31, 2019 was primarily from $114,000 in proceeds from convertible debt, $6,386 in proceeds from related party loans, and $12,000 in repayments of related party loans. The cash flows provided by financing activities for the three months ended March 31, 2018 was primarily from $309,000 in proceeds from convertible debt and $15,000 in proceeds from the sale of common stock.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

Limitations on Effectiveness of Controls and Procedures

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended March 31, 2019.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 20, 2019.

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

