Form 10-Q
period 2019-06-30
iGambit, Inc.
filed 2019-08-20
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

þ	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2019

o	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes þ    No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes þ     No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer o Non-accelerated filer o (Do not check if a smaller reporting company) Emerging Growth Companyþ	Accelerated filer o Smaller reporting company þ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes o     No þ

As of August 19, 2019, the Registrant had 388,553,890 (not including 10 million shares held in treasury) shares of the Registrant’s $0.001 par value common stock outstanding.

iGambit Inc.
Form 10-Q

		Page No.
Part I — Financial Information

Item 1.	Financial Statements:
	Condensed Consolidated Balance Sheets	2
	Condensed Consolidated Statements of Income	4
	Condensed Consolidated Statements of Changes in Stockholders’ Equity	5
	Condensed Consolidated Statements of Cash Flows	7
	Notes to Condensed Consolidated Financial Statements	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	23

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	30

Item 4.	Controls and Procedures	30

Part II — Other Information

Item 1.	Legal Proceedings	30

Item 1A.	Risk Factors	30

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	31

Item 3.	Defaults upon Senior Securities	31

Item 4.	Removed and Reserved	31

Item 5.	Other Information	31

Item 6.	Exhibits	31
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I – FINANCIAL INFORMATION

IGAMBIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2019	2018

ASSETS

Current assets
Cash	$75,456	$369
Accounts receivable	10,366	14,871
Inventory	26,988	27,073

Total current assets	112,810	42,313

Other assets
Property and equipment, net	1,623	2,118
Intangible assets, net	2,224,081	2,572,015
Deposits	300	2,020

	$2,338,814	$2,618,466

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities
Accounts payable and accrued expenses	$657,563	$480,270
Accrued interest on notes payable	18,630	32,265
Amounts due to related parties	128,476	145,367
Deferred revenue	2,617	9,192
Notes payable	445,593	52,500
Convertible notes payable, net	72,254	377,611
Derivative liability	--	288,242

Total current liabilities	1,325,133	1,385,447

Stockholders' equity
Preferred stock, $.001 par value; authorized - 100,000,000 shares;
issued and outstanding - 0 shares in 2019 and 2018, respectively	--	--
Common stock, $.001 par value; authorized - 800,000,000 shares;
398,553,890 and 214,859,994 shares issued and 388,553,890 and
204,859,994 shares outstanding (net of treasury shares) as of
June 30, 2019 and December 31, 2018, respectively	398,554	214,860
Additional paid-in capital	15,207,703	14,480,973
Accumulated deficit	(13,592,576)	(12,462,814)
	2,013,681	2,233,019
Less: Treasury stock; 10,000,000 shares, at cost	(1,000,000)	(1,000,000)

Total stockholders' equity	1,013,681	1,233,019

	$2,338,814	$2,618,466

See accompanying notes to the condensed consolidated financial statements.

IGAMBIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	JUNE 30,		JUNE 30,
	2019	2018	2019	2018

Sales	$6,300	$3,726	$11,625	$7,918
Cost of sales	8,087	7,894	16,294	15,824

Gross profit (loss)	(1,787)	(4,168)	(4,669)	(7,906)

Operating expenses
General and administrative expenses	198,953	310,873	389,217	545,137
Amortization	173,968	173,968	347,935	347,935

Total operating expenses	372,921	484,841	737,152	893,072

Loss from operations	(374,708)	(489,009)	(741,821)	(900,978)

Other income (expenses)
Change in fair value of derivative liability	152,107	(86,090)	98,944	(204,191)
Loss on extinguishment of debt	(256,698)	(74,571)	(262,566)	(138,270)
Interest expense	(91,066)	(76,577)	(224,319)	(92,841)

Total other income (expenses)	(195,657)	(237,238)	(387,941)	(435,302)

Net loss	$(570,365)	$(726,247)	$(1,129,762)	$(1,336,280)

Basic and fully diluted loss per common share:
Net loss per common share	$(.00)	$(.01)	$(.00)	$(.01)

Weighted average common shares outstanding - basic and fully diluted	380,608,478	127,632,070	333,669,806	124,456,325

See accompanying notes to the condensed consolidated financial statements.

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2019 AND 2018

			Additional
	Common stock		Paid-in	Accumulated	Treasury
	Shares	Amount	Capital	Deficit	Stock	Totals

Balances, December 31, 2017	126,196,571	$126,196	$12,891,348	$(9,648,569)	$(1,000,000)	$2,368,975

Common stock issued for cash	750,000	750	14,250	--	--	15,000

Notes payable and accrued interest converted to common stock	5,344,180	5,345	342,758	--	--	348,103

Net loss				(610,033)		(610,033)

Balances, March 31, 2018	132,290,751	$132,291	$13,248,356	$(10,258,602)	$(1,000,000)	$2,122,045

Common stock issued for cash	1,500,000	1,500	28,500	--	--	30,000

Notes payable and accrued interest converted to common stock	15,462,376	15,463	698,455	--	--	713,918

Common stock issued for services	3,000,000	3,000	85,800	--	--	88,800

Net loss				(1,336,280)		(1,336,280)

Balances, June 30, 2018	152,253,127	$152,254	$14,061,111	$(11,594,882)	$(1,000,000)	$1,618,483

Balances, December 31, 2018	214,859,994	$214,860	$14,480,973	$(12,462,814)	$(1,000,000)	$1,233,019

Compensation for vested stock options	--	--	1,025	--	--	1,025

Notes payable and accrued interest converted to common stock	146,727,525	146,727	402,081	--	--	548,808

Net loss				(559,397)		(559,397)

Balances, March 31, 2019	361,587,519	$361,587	$14,884,079	$(13,022,211)	$(1,000,000)	$1,223,455
\
Notes payable and accrued interest converted to common stock	36,966,371	36,967	323,624	--	--	360,591

Net loss				(570,365)		(570,365)

Balances, June 30, 2019	398,553,890	$398,554	$15,207,703	$(13,592,576)	$(1,000,000)	$1,013,681

See accompanying notes to the condensed consolidated financial statements.

IGAMBIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30,
(UNAUDITED)

	2019	2018

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,129,762)	$(1,336,280)
Adjustments to reconcile net loss to net
cash used in operating activities
Depreciation	494	863
Amortization	347,935	347,935
Non cash interest expense	222,736	91,008
Stock-based compensation expense	1,025	88,800
Loss on extinguishment of debt	262,566	138,270
Change in fair value of derivative liability	(98,944)	204,191
Changes in operating assets and liabilities:
Accounts receivable	4,505	5,128
Inventory	85	--
Prepaid expenses and other current assets	--	33,716
Deposits	1,720	--
Accounts payable and accrued expenses	177,293	(58,213)
Deferred revenue	(6,575)	(7,450)

NET CASH USED IN OPERATING ACTIVITIES	(216,922)	(492,032)

CASH FLOWS FROM INVESTING ACTIVITIES:	--	--

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	168,500	503,500
Repayments of convertible debentures	(257,693)	--
Proceeds from sale of common stock	--	30,000
Proceeds from notes payable	393,093	--
Proceeds from related party loans	11,254	--
Repayments of related party loans	(23,145)	--

NET CASH PROVIDED BY FINANCING ACTIVITIES	292,009	533,500

NET INCREASE IN CASH	75,087	41,468

CASH - BEGINNING OF PERIOD	369	9,449

CASH - END OF PERIOD	$75,456	$50,917

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,583	$1,834

Non-cash investing and financing activities:
Debt discount related to derivative liability	$222,500	$224,249
Notes payable converted to common stock	326,189	257,000
Common stock issued in payment of accrued interest	19,868	15,466

See accompanying notes to the condensed consolidated financial statements.

IGAMBIT INC.

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2019 and 2018

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 16, 2019.

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model. The Company uses Level 3 inputs to value its derivative liabilities. The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) and reflects gains and losses for the six months ended June 30, 2019 and year ended December 31, 2018.

	2019	2018
Liabilities:
Balance of derivative liabilities - beginning of period	$288,242	$66,059
Issued	292,913	1,122,211
Converted	(482,211)	(928,773)
Change in fair value recognized in operations	(98,944)	28,745
Balance of derivative liabilities - end of period	$--	$288,242

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products by: (1) identify the contract (if any) with a customer; (2) identify the performance obligations in the contract (if any); (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract (if any); and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company has no outstanding contracts with any of is’ customers. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the six months ended June 30, 2019 and 2018.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $329 and $0 were charged to operations for the six months ended June 30, 2019 and 2018, respectively.

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

Deferred Revenue

Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s support and maintenance services, the Company recognizes such revenues when services are completed and billed. The Company has received deposits from its various customers that have been recorded as deferred revenue and presented as current liabilities in the amount of $2,617 and $9,192 as of June 30, 2019 and December 31, 2018, respectively.

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

Note 3 – Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has an accumulated deficit of $13,592,576, and a working capital deficit of $1,212,323 at June 30, 2019. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to obtain necessary equity financing and ultimately from generating revenues from its newly acquired subsidiary to continue operations. The Company expects that working capital requirements will continue to be funded through a combination of its existing funds and further issuances of securities. Working capital requirements are expected to increase in line with the growth of the business. Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund operations over the next twelve months. The Company has no lines of credit or other bank financing arrangements. The Company has financed operations to date through the proceeds of a private placement of equity and debt instruments.  In connection with the Company’s business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. The Company intends to finance these expenses with further issuances of securities, and debt issuances. Thereafter, the Company expects it will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to current stockholders. Further, such securities might have rights, preferences or privileges senior to common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict business operations.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Property and Equipment

Property and equipment are carried at cost and consist of the following at June 30, 2019 and December 31, 2018:

	2019	2018

Office equipment and fixtures	$10,964	$10,964
Less: Accumulated depreciation	9,341	8,846
	$1,623	$2,118

Depreciation expense of $494 and $863 was charged to operations for the six months ended June 30, 2019 and 2018, respectively.

Note 5 – Intangible Assets

Intangible assets from the acquisitions of HealthDatix and ECSL consist of the following at June 30, 2019 and December 31, 2018:

	2019	2018
			Life
Software	$156,925	$156,925	5 years
Customer contracts	644,846	644,846	10 years
FDA 510K clearance	1,396,000	1,396,000	5 years
Technology license	1,000,000	1,000,000	5 years
In process research and development	604,000	604,000	Indefinite
	3,801,771	3,801,771
Less: Accumulated amortization	1,577,690	1,229,756
	$2,224,081	$2,572,015

Amortization expense of $347,935 was charged to operations for the six months ended June 30, 2019 and 2018, respectively.

Note 6 - Earnings (Loss) Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options and common stock warrants, have not been included in the computation of diluted net loss per share for the six months ended June 30, 2019 and 2018 as the result would be anti-dilutive.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Stock options	20,250,000	8,463,000	20,250,000	8,463,000
Stock warrants	1,625,000	1,900,000	1,625,000	1,900,000
Total shares excluded from calculation	21,875,000	10,363,000	21,875,000	10,363,000

Note 7 – Stock Based Compensation

Options

In 2006, the Company adopted the 2006 Long-Term Incentive Plan (the "2006 Plan").   Awards granted under the 2006 Plan have a ten-year term and may be incentive stock options, non-qualified stock options or warrants. The awards are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a three or four year period. The Plan expired on December 31, 2009, therefore as of June 30, 2019, there was no unrecognized compensation cost related to non-vested share-based compensation arrangements granted under the 2006 plan.

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

Stock option activity during the six months ended June 30, 2019 and 2018 follows:

				Weighted
				Average
			Weighted	Remaining
		Weighted Average	Average	Contractual
	Options Outstanding	Exercise Price	Grant-Date Fair Value	Life (Years)
Options outstanding at December 31, 2017	8,463,000	$0.07	$0.07	7.41
No option activity	--	--	--
Options outstanding at June 30, 2018	8,463,000	$0.07	0.07	6.91
Options outstanding at December 31, 2018	20,500,000	0.03	0.03	7.52
Options expired	(250,000)	0.05	--
Options outstanding at June 30, 2019	20,250,000	$0.03	$0.03	7.72

Options outstanding at June 30, 2019 consist of:

Date	Number	Number	Exercise	Expiration
Issued	Outstanding	Exercisable	Price	Date
March 24, 2015	200,000	200,000	$0.01	March 24, 2020
April 6, 2017	600,000	600,000	$0.03	April 6, 2027
June 6, 2017	700,000	700,000	$0.07	June 6, 2022
June 6, 2017	6,500,000	6,500,000	$0.07	June 6, 2027
November 1, 2018	12,250,000	12,250,000	$0.01	November 1, 2028
Total	20,250,000	20,250,000

Warrants

In addition to our 2006 Long Term Incentive Plan, we have issued and outstanding compensatory warrants to two consultants entitling the holders to purchase a total of 275,000 shares of our common stock at an average exercise price of $0.94 per share. Warrants to purchase 25,000 shares of common stock vest upon 6 months after the Company engages in an IPO, have an exercise price of $3.00 per share, and expire 2 years after the Company engages in an IPO. Warrants to purchase 250,000 shares of common stock vest 100,000 shares on issuance (June 1, 2009), and 50,000 shares on each of the following three anniversaries of the date of issuance, have exercise prices ranging from $0.50 per share to $1.15 per share, and expired on June 1, 2019. The issuance of the compensatory warrants was not submitted to our shareholders for their approval.

Warrant activity during the six months ended June 30, 2019 and 2018 follows:

			Weighted	Weighted
		Weighted	Average Grant-Date	Average Remaining
	Warrants Outstanding	Average Exercise Price	Fair Value	Contractual Life (Years)
Warrants outstanding at December 31, 2017	400,000	$0.62	$0.10	3.27
Warrant granted	1,500,000	0.05	--
Warrants outstanding at June 30, 2018	1,900,000	$0.21	$0.12	3.75
Warrants outstanding at December 31, 2018	1,875,000	$0.12	$0.12	3.24
Warrants expired	(250,000)	0.73	--
Warrants outstanding at June 30, 2019	1,625,000	$0.03	$0.03	3.15

Warrants outstanding at June 30, 2019 consist of:

Date	Number	Number	Exercise	Expiration
Issued	Outstanding	Exercisable	Price	Date
January 1, 2017	50,000	50,000	$0.25	October 10, 2021
January 1, 2017	50,000	50,000	$0.50	November 7, 2021
January 5, 2017	25,000	25,000	$0.50	January 5, 2022
February 5, 2018	750,000	750,000	$0.05	February 5, 2023
April 27, 2018	750,000	750,000	$0.05	April 27, 2023
Total	1,625,000	1,625,000

Note 8 – Convertible Debt

Convertible Notes Payable

On January 10, 2018, the Company issued an 8% convertible note in the aggregate principal amount of $240,000, convertible into shares of the Company’s common stock, and includes a back-ended note with principal of $120,000 that was funded on July 10, 2018. The back-ended Note, including accrued interest is due July 10, 2019 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 15 trading day period ending on the latest complete trading day prior to the conversion date. During the six months ended June 30, 2019, the noteholder converted $71,732 of the principal balance and accrued interest of $5,366 to 48,693,873 shares of common stock. The principal balance of the note of $94,268, accrued interest of $7,417, and prepayment penalty of $5,000 were paid on June 24, 2019 with proceeds from the Clinigence note (See note 10 below).

On March 6, 2018, the Company issued an 8% convertible note in the aggregate principal amount of $126,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due March 6, 2019 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the lowest trading price during the 20 trading day period ending on the latest complete trading day prior to and including the conversion date. During the six months ended June 30, 2019, the noteholder converted the remaining principal balance of $60,000 and accrued interest of $4,342 to 35,446,300 shares of common stock.

On May 3, 2018, the Company entered into a Convertible Promissory Note pursuant to which the Company borrowed in the aggregate principal amount of $83,500. The convertible note is due 12 months after issuance and bears interest at a rate of 8%. The Note is convertible into shares of common stock of the Company 180 days following the date of funding and thereafter. The conversion price shall be subject to a discount of 35% applied to the average of the three lowest closing bid prices of the Common Stock during the prior twenty (20) trading day period. The Investor will be limited to convert no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. At any time during the period beginning on the date of the Note and ending on the date which is 180 days thereafter, the Company may repay the Note by paying an amount equal to the then outstanding amount multiplied by 130%. During the six months ended June 30, 2019, the noteholder converted the remaining principal balance of $53,957 and accrued interest of $4,600 to 25,674,344 shares of common stock.

On June 25, 2018, the Company issued an 8% convertible note in the aggregate principal amount of $53,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due April 15, 2019 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date. During the six months ended June 30, 2019, the noteholder converted the remaining principal balance of $38,000 and accrued interest of $2,120 to 14,859,260 shares of common stock.

On August 13, 2018, the Company issued an 8% convertible note in the aggregate principal amount of $53,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due May 30, 2019 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date. During the six months ended June 30, 2019, the noteholder converted the principal balance of the note and accrued interest of $2,120 to 26,247,619 shares of common stock.

On September 17, 2018, the Company issued an 8% convertible note in the aggregate principal amount of $33,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due June 30, 2019 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date. During the six months ended June 30, 2019, the noteholder converted the principal balance of the note and accrued interest of $1,320 to 31,762,500 shares of common stock.

On January 3, 2019, the Company issued an 8% convertible note in the aggregate principal amount of $38,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due October 30, 2019 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The principal balance of the note of $38,000, accrued interest of $1,659, and prepayment penalty of $7,600 were paid on June 24, 2019 with proceeds from the Clinigence note (See note 10 below).

On February 15, 2019, the Company issued an 8% convertible note in the aggregate principal amount of $38,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due November 30, 2019 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The principal balance of the note of $38,000, accrued interest of $1,259, and prepayment penalty of $7,600 were paid on June 24, 2019 with proceeds from the Clinigence note (See note 10 below).

On March 29, 2019, the Company issued an 8% convertible note in the aggregate principal amount of $38,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due February 15, 2020 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The principal balance of the note of $38,000, accrued interest of $810, and prepayment penalty of $7,600 were paid on June 24, 2019 with proceeds from the Clinigence note (See note 10 below).

On May 22, 2019, the Company issued an 8% convertible note in the aggregate principal amount of $38,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due March 15, 2020 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date. The principal balance of the note of $38,000, accrued interest of $280, and prepayment penalty of $7,600 were paid on June 24, 2019 with proceeds from the Clinigence note (See note 10 below).

The Company recorded a debt discount related to identified embedded derivatives relating to conversion features and a reset provisions (see Note 9) based fair values as of the inception date of the Notes. The calculated debt discount equaled the face of the 8% note dated January 10, 2018 and was amortized through the date the convertible debt was fully extinguished. The calculated debt discount equaled the face of the 8% note dated March 6, 2018 and was amortized through the date the convertible debt was fully extinguished. The calculated debt discount equaled the face of the 8% note dated May 3, 2018 and was amortized through the date the convertible debt was fully extinguished. The calculated debt discount equaled the face of the 8% note dated June 25, 2018 and was amortized through the date the convertible debt was fully extinguished. The calculated debt discount equaled the face of the 8% note dated August 13, 2018 and was amortized through the date the convertible debt was fully extinguished. The calculated debt discount equaled the face of the 8% note dated September 17, 2018 and was amortized through the date the convertible debt was fully extinguished. Interest expense on the convertible notes of $218,454 and $61,479 was recorded for the six months ended June 30, 2019 and 2018, respectively.

The Company issued convertible debentures in the amount of $75,000 to three individuals. The debentures are convertible into 75,000 shares of common stock for up to 5 years, at the holders’ option, at an exercise price of $.50 and $.25, respectively. The debentures mature on the earlier of the closing of a subsequent financing event by the Company resulting in gross proceeds of at least $10,000,000 or three years from the date of issuance. The debentures bear interest at a rate of 10%. A beneficial conversion feature was not recorded as the fair market value of the Company’s common stock was less than the exercise prices at the dates of issuance and through the end of the year. Interest expense on the convertible debentures of $3,699 was recorded for the six months ended June 30, 2019 and 2018, respectively.

Convertible notes payable at June 30, 2019 and December 31, 2018 are summarized as follows:

	2019	2018

Total face value of notes	$75,000	$478,957
Less: Discount	2,746	101,346
Balance	$72,254	$377,611

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

The Company used Level 3 inputs for its valuation methodology for the conversion option liability in determining the fair value using a Black-Scholes option-pricing model with the following assumption inputs:

	June 30,	December 31,
	2019	2018
Annual dividend yield	--	--
Expected life (years)	0.78 - 1.0	0.77 - 1.0
Risk-free interest rate	2.44% - 2.52%	2.07% - 2.57%
Expected volatility	274% - 294%	257% - 293%

Based upon ASC 840-15-25 (EITF Issue 00-19, paragraph 11) the Company has adopted a sequencing approach regarding the application of ASC 815-40 to its outstanding convertible notes. Pursuant to the sequencing approach, the Company evaluates its contracts based upon earliest issuance date.

Note 10 – Notes Payable

On June 24, 2019, the Company entered into a secured promissory note with Clinigence Holdings, Inc. (“Clinigence”) for proceeds of $393,093, of which $293,093 was utilized to pay outstanding principal, accrued interest and penalties of certain convertible notes payable, and $100,000 was utilized for working capital. The note bears interest at a rate of 6% and is due upon the earlier of December 24, 2019 or the Merger Agreement (See note 16).

Notes payable at June 30, 2019 and December 31, 2018 consists of loans to HealthDatix from 3 individuals totaling $52,500. The loans do not bear interest and there are no specific terms for repayment.

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

In connection with the convertible notes payable (see Note 8 above) the noteholders converted $326,189 of principal balance and $19,868 of accrued interest to 182,683,896 shares of common stock during the six months ended June 30, 2019. The stock issued was determined based on the terms of the convertible notes.

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

Note 13 – Concentrations and Credit Risk

Sales and Accounts Receivable

HealthDatix had sales to two customers which accounted for approximately 22% and 16%, respectively of HealthDatix’s total sales for the six months ended June 30, 2019. One customer accounted for approximately 96% of accounts receivable at June 30, 2019.

HealthDatix had sales to four customers which accounted for approximately 32%, 23%, 22%, and 10%, respectively of HealthDatix’s total sales for the six months ended June 30, 2018. One customer accounted for 100% of accounts receivable at June 30, 2018.

Cash

Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. Cash balances could exceed insured amounts at any given time, however, the Company has not experienced any such losses. The Company did not have any interest-bearing accounts at June 30, 2019 and December 31, 2018, respectively.

Note 14 - Related Party Transactions

Amounts Due to Related Parties

Amounts due to related parties with balances of $128,476 and $145,367 at June 30, 2019 and December 31, 2018, respectively, do not bear interest and are payable on demand. The Company’s former subsidiary, Arcmail owed amounts on a credit card that is guaranteed by the husband of the Company’s Executive Vice President, who was held personally responsible by the credit card company for the unpaid balance.

Note 15 – Commitments and Contingencies

Lease Commitment

The Company was obligated under an operating lease for its premises in Smithtown, New York that expired on May 31, 2019. The lease was not renewed and the officers of the Company are providing office space to the Company at no charge.

Rent expense of $15,262 and $14,235 was charged to operations for the six months ended June 30, 2019 and 2018, respectively.

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

Note 16 – Subsequent Events

On August 9, 2019, the Company entered into a definitive merger agreement with Clinigence Holdings, Inc. pursuant to which the companies will combine in a stock-for-stock merger transaction. Pursuant to the merger agreement, iGambit shall issue newly-issued shares of common stock, on a fully-diluted pro rata basis, to the equity holders of Clinigence by means of a reverse triangular merger in which a wholly owned subsidiary of iGambit shall merge with and into Clinigence, with Clinigence continuing as the surviving corporation (the “Merger”). If the closing of the Merger occurs (the “Closing”), the former Clinigence equityholders shall own 85% of iGambit’s issued and outstanding common stock and the former iGambit equityholders shall own 15% of iGambit’s issued and outstanding common stock, in each case on a fully-diluted, as converted basis as of immediately prior to the Closing (including options, warrants and other rights to acquire equity securities of iGambit).

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

Target Markets:  Physician Groups, ACO’s, Healthcare Systems

 Assets. At June 30, 2019, we had $2,338,814 in total assets compared to $2,618,466 at December 31, 2018. The decrease in total assets was primarily due to amortization of intangible assets from the acquisition of our HealthDatix subsidiary.

 Liabilities. At June 30, 2019, our total liabilities were $1,325,133 compared to $1,385,447 at December 31, 2018. Our current liabilities at June 30, 2019 consisted of accounts payable and accrued expenses of $657,563, accrued interest on notes payable of $18,630, amounts due to related parties of $128,476, deferred revenue of $2,617 notes payable of $445,593 and convertible notes payable of $72,254, whereas our current liabilities at December 31, 2018 consisted of accounts payable and accrued expenses of $480,270, accrued interest on notes payable of $32,265, amounts due to related parties of $145,367, deferred revenue of $9,192, notes payable of $52,500, convertible notes payable of $377,611, and derivative liability of $288,242.

Stockholders’ Equity. Our Stockholders’ Equity was $1,013,681 at June 30, 2019 compared to Stockholders Equity of $1,233,019 at December 31, 2018. This decrease was primarily due to an increase in accumulated deficit during the six months ended June 30, 2019.

threE Months Ended JUNE 30, 2019 as Compared to Three Months Ended JUNE 30, 2018

Revenues and Net Loss. We had $6,300 of revenue from our HealthDatix subsidiary and a net loss of $570,365 during the three months ended June 30, 2019, compared to $3,726 of revenue and a net loss of $726,247 during the three months ended June 30, 2018. The increase in revenue was due to revenue generated by our HealthDatix subsidiary.

General and Administrative Expenses. General and Administrative Expenses decreased to $198,953 from $310,873 for the three months ended June 30, 2019 from the three months ended June 30, 2018. For the three months ended June 30, 2019 our General and Administrative Expenses consisted of corporate administrative expenses of $14,254, depreciation expense of $247, legal and accounting fees of $15,787 employee benefits expenses (health and life insurance) of $2,925, travel and business meals expenses of $3,053, payroll expenses of $96,356, contract labor expenses of $4,500, bank service fees $45,443, rent expense of $7,533, franchise taxes of $3,781 and transfer agent fees of $5,074. For the three months ended June 30, 2018 our General and Administrative Expenses consisted of corporate administrative expenses of $24,175, depreciation expense of $432, legal and accounting fees of $26,500 employee benefits expenses (health and life insurance) of $11,623, marketing expense of $17,941, travel expenses of $3,859, payroll expenses of $103,344, contract labor expenses of $12,000, consulting fees expense of $89,400, exchange filing fees of $4,200, rent expense of $7,188, and transfer agent fees of $10,211. The decreases from the three months ended June 30, 2018 to the three months ended June 30, 2019 relate primarily due to: (i) a decrease in payroll expense and employee benefits, (ii) a decrease in bank service fees, and (iii) a decrease in consulting and fees expenses. Costs associated with the operation of our HealthDatix subsidiary are expected to increase going forward, as we expand the business operations of HealthDatix which would likely increase our corporate administrative expenses.

Other Income (Expense). We reported a gain on change in fair value of derivative liability of $152,107, loss on extinguishment of debt of $256,698 and interest expense of $91,066 for the three months ended June 30, 2019. We reported a loss on change in fair value of derivative liability of $86,090, loss on extinguishment of debt of $74,571 and interest expense of $76,577 for the three months ended June 30, 2018.

six Months Ended june 30, 2019 as Compared to six Months Ended june 30, 2019

Revenues and Net Loss. We had $11,625 of revenue from our HealthDatix subsidiary and a net loss of $1,129,732 during the six months ended June 30, 2019, compared to revenue of $7,918 and a net loss of $1,336,280 for the six months ended June 30, 2018. The increase in revenue was due to the revenue generated by our HealthDatix subsidiary.

General and Administrative Expenses. General and Administrative Expenses decreased to $389,217 for the six months ended June 30, 2019 from $545,137 for the six months ended June 30, 2018. For the six months ended June 30, 2019 our General and Administrative Expenses consisted of corporate administrative expenses of $31,904, depreciation expense of $495, legal and accounting fees of $40,242 employee benefits expenses (health and life insurance) of $6,199, travel and business meals expenses of $7,142, payroll expenses of $206,102, contract labor expenses of $14,500, bank service fees $46,048, rent expense of $15,262, franchise taxes of $3,781 and transfer agent fees of $17,542. For the six months ended June 30, 2018 our General and Administrative Expenses consisted of corporate administrative expenses of $46,699, depreciation expense of $863, legal and accounting fees of $44,610, employee benefits expenses (health and life insurance) of $21,891, marketing expense of $34,616, trade show expense of $5,543, travel and business meals expenses of $4,965, payroll expenses of $208,430, contact labor expenses of $24,200, commissions and fees expense of $21,000, consulting fees expense of $89,400, exchange filing fees of $10,810, rent expense of $14,235, and transfer agent fees of $17,875. The decreases from the six months ended June 30, 2018 to the six months ended June 30, 2019 relate primarily due to: (i) a decrease in payroll expense and employee benefits, (ii) a decrease in commissions and fees expenses, (iii) a decrease in consulting fees expenses and (iv) a decrease in exchange filing expense. Costs associated with the operation of our HealthDatix subsidiary are expected to increase going forward, as we expand the business operations of HealthDatix which would likely increase our corporate administrative expenses.

Other Income (Expense). We reported a gain on change in fair value of derivative liability of $98,944, loss on extinguishment of debt of $262,536 and interest expense of $224,319 for the six months ended June 30, 2019. We reported a loss on change in fair value of derivative liability of $204,191, loss on extinguishment of debt of $138,270 and interest expense of $92,841 for the six months ended June 30, 2018.

Liquidity and Capital Resources

General

As reflected in the accompanying consolidated financial statements, at June 30, 2019, we had $75,456 of cash and stockholders’ equity of $1,013,681. At December 31, 2018, we had $369 of cash and stockholders’ equity of $1,233,019.

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

Cash Flow Activity

Net cash used in operating activities was $216,922, for the six months ended June 30, 2019, compared to $492,032 for the six months ended June 30, 2018. Our primary use of operating cash flows from operating activities was from net losses of $1,129,732 and $1,336,280 for the six months ended June 30, 2019 and 2018, respectively. Additional contributing factors to the change were from depreciation expense of $494, amortization expense of $347,935, non-cash interest expense of $222,736, stock based compensation of $1,025, loss on the extinguishment of debt of $262,536, a change in fair value of derivative liability of ($98,944) decrease in accounts receivable of $4,505, a decrease in inventory of $85, a derease in deposits of $1,720, an increase in accounts payable and accrued expenses of $177,293, and a decrease in deferred revenue of $6,575.

Net cash flows from investing activities was $0 for the six months ended June 30, 2019 and 2018, respectively.

Net Cash provided by financing activities was $292,009 for the six months ended June 30, 2019 compared to $533,500 for the six months ended June 30, 2018. The cash flows provided by financing activities for the six months ended June 30, 2019 was primarily from $168,500 in proceeds from issuance of convertible debentures, repayment of convertible debentures of $257,693, $393,093 in proceeds from notes payable, proceeds from related party loans d $11,254 and repayment of related party loans of $23,145. The cash flows provided by financing activities for the six months ended June 30, 2018 was primarily from $30,000 in proceeds from the sale of common stock and $503,500 in proceeds from issuance of convertible debentures.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting

.

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

From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended June 30, 2019.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 19, 2019.

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

Exhibit 31.1

Chief Executive Officer Certification

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

     4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

August 19, 2019	/s/ John Salerno
Chief Executive Officer (Principal Executive Officer)

Exhibit 31.2

Chief Financial Officer Certification

Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

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

     4. The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal controls over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

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

August 19, 2019	/s/ Elisa Luqman
Chief Financial Officer (Principal Financial Officer)

Exhibit 32.1

WRITTEN STATEMENT OF THE CHIEF EXECUTIVE OFFICER
Pursuant to 18 U.S.C. Section 1350
As adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

Solely for the purposes of complying with 18 U.S.C. s.1350 as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002, I, the undersigned Chief Executive Officer of iGambit Inc. (the “Company”), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2019, (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 19, 2019	/s/ John Salerno
Chief Executive Officer (Principal Executive Officer)

Exhibit 32.2

WRITTEN STATEMENT OF THE CHIEF FINANCIAL OFFICER
Pursuant to 18 U.S.C. Section 1350
As adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002

Solely for the purposes of complying with 18 U.S.C. s.1350 as adopted pursuant to section 906 of the Sarbanes-Oxley act of 2002, I, the undersigned Chief Financial Officer of iGambit Inc. (the “Company”), hereby certify, based on my knowledge, that the Quarterly Report on Form 10-Q of the Company for the quarter ended June 30, 2019, (the “Report”) fully complies with the requirements of Section 13(a) of the Securities Exchange Act of 1934 and that information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

August 19, 2019	/s/ Elisa Luqman
Chief Financial Officer (Principal Financial Officer)