Form 10-Q/A
period 2019-06-30
iGambit, Inc.
filed 2019-08-20
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A

Amendment No. 1

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

iGambit Inc.

EXPLANATORY NOTE

The purpose of this amendment on Form 10-K to iGambit Inc.’s Annual Report for the period ended June 30, 2019, filed with the Securities and Exchange Commission on August 19, 2019, is solely to furnish Exhibit 101 to the Form 10Q in accordance with Rule 405 of Regulation S-T and to correct two 7typographical errors in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, and does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosure made in the original Form 10-Q.

2

iGambit Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

IGAMBIT INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2019	2018
ASSETS
Current assets
Cash	$75,456	$369
Accounts receivable	10,366	14,871
Inventory	26,988	27,073
Total current assets	112,810	42,313

Other assets
Property and equipment, net	1,623	2,118
Intangible assets, net	2,224,081	2,572,015
Deposits	300	2,020
	$2,338,814	$2,618,466

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$657,563	$480,270
Accrued interest on notes payable	18,630	32,265
Amounts due to related parties	128,476	145,367
Deferred revenue	2,617	9,192
Notes payable	445,593	52,500
Convertible notes payable, net	72,254	377,611
Derivative liability	—	288,242
Total current liabilities	1,325,133	1,385,447

Stockholders' equity
Preferred stock, $.001 par value; authorized - 100,000,000 shares;issued and outstanding - 0 shares in 2019 and 2018, respectively	—	—
Common stock, $.001 par value; authorized - 800,000,000 shares;398,553,890 and 214,859,994 shares issued and 388,553,890 and 204,859,994 shares outstanding (net of treasury shares) as of June 30, 2019 and December 31, 2018, respectively	398,554	214,860
Additional paid-in capital	15,207,703	14,480,973
Accumulated deficit	(13,592,576)	(12,462,814)
	2,013,681	2,233,019
Less: Treasury stock; 10,000,000 shares, at cost	(1,000,000)	(1,000,000)
Total stockholders' equity	1,013,681	1,233,019
	$2,338,814	$2,618,466

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

IGAMBIT INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2019 AND 2018

	Common stock
	Shares	Amount	Additional Paid-inCapital	Accumulated Deficit	Treasury Stock	Totals
Balances, December 31, 2017	126,196,571	$126,196	$12,891,348	$(9,648,569)	$(1,000,000)	$2,368,975
Common stock issued for cash	750,000	750	14,250	—	—	15,000
Notes payable and accrued interest converted to common stock	5,344,180	5,345	342,758	—	—	348,103
Net loss				(610,033)		(610,033)
Balances, March 31, 2018	132,290,751	$132,291	$13,248,356	$(10,258,602)	$(1,000,000)	$2,122,045
Common stock issued for cash	1,500,000	1,500	28,500	—	—	30,000
Notes payable and accrued interest converted to common stock	15,462,376	15,463	698,455	—	—	713,918
Common stock issued for services	3,000,000	3,000	85,800	—	—	88,800
Net loss				(1,336,280)		(1,336,280)
Balances, June 30, 2018	152,253,127	$152,254	$14,061,111	$(11,594,882)	$(1,000,000)	$1,618,483

Balances, December 31, 2018	214,859,994	$214,860	$14,480,973	$(12,462,814)	$(1,000,000)	$1,233,019
Compensation for vested stock options	—	—	1,025	—	—	1,025
Notes payable and accrued interest converted to common stock	146,727,525	146,727	402,081	—	—	548,808
Net loss				(559,397)		(559,397)
Balances, March 31, 2019	361,587,519	$361,587	$14,884,079	$(13,022,211)	$(1,000,000)	$1,223,455
Notes payable and accrued interest converted to common stock	36,966,371	36,967	323,624	—	—	360,591
Net loss				(570,365)		(570,365)
Balances, June 30, 2019	398,553,890	$398,554	$15,207,703	$(13,592,576)	$(1,000,000)	$1,013,681

See accompanying notes to the condensed consolidated financial statements.

IGAMBIT INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30,
(UNAUDITED)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,129,762)	$(1,336,280)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	494	863
Amortization	347,935	347,935
Non cash interest expense	222,736	91,008
Stock-based compensation expense	1,025	88,800
Loss on extinguishment of debt	262,566	138,270
Change in fair value of derivative liability	(98,944)	204,191
Changes in operating assets and liabilities:
Accounts receivable	4,505	5,128
Inventory	85	—
Prepaid expenses and other current assets	—	33,716
Deposits	1,720	—
Accounts payable and accrued expenses	177,293	(58,213)
Deferred revenue	(6,575)	(7,450)
NET CASH USED IN OPERATING ACTIVITIES	(216,922)	(492,032)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	168,500	503,500
Repayments of convertible debentures	(257,693)	—
Proceeds from sale of common stock	—	30,000
Proceeds from notes payable	393,093	—
Proceeds from related party loans	11,254	—
Repayments of related party loans	(23,145)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	292,009	533,500

NET INCREASE IN CASH	75,087	41,468

CASH - BEGINNING OF PERIOD	369	9,449

CASH - END OF PERIOD	$75,456	$50,917

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$1,583	$1,834

Non-cash investing and financing activities:
Debt discount related to derivative liability	$222,500	$224,249
Notes payable converted to common stock	326,189	257,000
Common stock issued in payment of accrued interest	19,868	15,466

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

	2019	2018
Liabilities:
Balance of derivative liabilities - beginning of period	$288,242	$66,059
Issued	292,913	1,122,211
Converted	(482,211)	(928,773)
Change in fair value recognized in operations	(98,944)	28,745
Balance of derivative liabilities - end of period	$—	$288,242

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

Stock option activity during the six months ended June 30, 2019 and 2018 follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2017	8,463,000	$0.07	$0.07	7.41
No option activity	—	—	—
Options outstanding at June 30, 2018	8,463,000	$0.07	0.07	6.91
Options outstanding at December 31, 2018	20,500,000	0.03	0.03	7.52
Options expired	(250,000)	0.05	—
Options outstanding at June 30, 2019	20,250,000	$0.03	$0.03	7.72

Options outstanding at June 30, 2019 consist of:

Date	Number	Number	Exercise	Expiration
Issued	Outstanding	Exercisable	Price	Date
March 24, 2015	200,000	200,000	$0.01	March 24, 2020
April 6, 2017	600,000	600,000	$0.03	April 6, 2027
June 6, 2017	700,000	700,000	$0.07	June 6, 2022
June 6, 2017	6,500,000	6,500,000	$0.07	June 6, 2027
November 1, 2018	12,250,000	12,250,000	$0.01	November 1, 2028
Total	20,250,000	20,250,000

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

Warrant activity during the six months ended June 30, 2019 and 2018 follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2017	400,000	$0.62	$0.10	3.27
Warrant granted	1,500,000	0.05	—
Warrants outstanding at June 30, 2018	1,900,000	$0.21	$0.12	3.75
Warrants outstanding at December 31, 2018	1,875,000	$0.12	$0.12	3.24
Warrants expired	(250,000)	0.73	—
Warrants outstanding at June 30, 2019	1,625,000	$0.03	$0.03	3.15

Warrants outstanding at June 30, 2019 consist of:

Date	Number	Number	Exercise	Expiration
Issued	Outstanding	Exercisable	Price	Date
January 1, 2017	50,000	50,000	$0.25	October 10, 2021
January 1, 2017	50,000	50,000	$0.50	November 7, 2021
January 5, 2017	25,000	25,000	$0.50	January 5, 2022
February 5, 2018	750,000	750,000	$0.05	February 5, 2023
April 27, 2018	750,000	750,000	$0.05	April 27, 2023
Total	1,625,000	1,625,000

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

Revenues and Net Loss. We had $11,625 of revenue from our HealthDatix subsidiary and a net loss of $1,129,762 during the six months ended June 30, 2019, compared to revenue of $7,918 and a net loss of $1,336,280 for the six months ended June 30, 2018. The increase in revenue was due to the revenue generated by our HealthDatix subsidiary.

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

Cash Flow Activity

Net cash used in operating activities was $216,922, for the six months ended June 30, 2019, compared to $492,032 for the six months ended June 30, 2018. Our primary use of operating cash flows from operating activities was from net losses of $1,129,762 and $1,336,280 for the six months ended June 30, 2019 and 2018, respectively. Additional contributing factors to the change were from depreciation expense of $494, amortization expense of $347,935, non-cash interest expense of $222,736, stock based compensation of $1,025, loss on the extinguishment of debt of $262,536, a change in fair value of derivative liability of ($98,944) decrease in accounts receivable of $4,505, a decrease in inventory of $85, a decrease in deposits of $1,720, an increase in accounts payable and accrued expenses of $177,293, and a decrease in deferred revenue of $6,575.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 20, 2019.

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

