Form 10-Q
period 2019-09-30
Clinigence Holdings, Inc.
filed 2019-11-19
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2019

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission file number 000-53862

Clinigence Holdings, Inc.

(Formerly known as iGambit Inc.)

(Exact name of small business issuer as specified in its charter)

Delaware	11-3363609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Ivan Allen Jr. Blvd. NW, Suite 875

Atlanta, Georgia, FL 30308
(Address of Principal Executive Offices) (Zip Code)

(678) 607-6393
(Issuer’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	IGMBD	OTCMKTS

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The Registrant had 4,627,721 (not including 20 thousand shares held in treasury) shares of the Registrant’s $0.001 par value common stock outstanding.

Clinigence Holdings, Inc.
Form 10-Q

Part I — Financial Information
Item 1. Financial Statements:
Unaudited Condensed Consolidated Balance Sheets	2
Unaudited Condensed Consolidated Statements of Operations	3
Unaudited Condensed Consolidated Statements of Changes in Stockholders’ Equity	4
Unaudited Condensed Consolidated Statements of Cash Flows	5
Unaudited Condensed Notes to Consolidated Financial Statements	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	23
Item 3. Quantitative and Qualitative Disclosures About Market Risk	28
Item 4. Controls and Procedures	28
Part II — Other Information
Item 1. Legal Proceedings	29
Item 1A. Risk Factors	29
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	29
Item 3. Defaults upon Senior Securities	29
Item 4. Removed and Reserved	29
Item 5. Other Information	29
Item 6. Exhibits	30
EX-31.1
EX-31.2
EX-32.1
EX-32.2

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

CLINIGENCE HOLDINGS, INC.
(FORMERLY KNOWN AS IGAMBIT INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2019	2018
ASSETS
Current assets
Cash	$10,029	$369
Accounts receivable	10,000	14,871
Inventory	26,988	27,073
Prepaid expenses	5,971	—
Total current assets	52,988	42,313

Other assets
Property and equipment, net	1,376	2,118
Intangible assets, net	2,050,113	2,572,015
Deposits	300	2,020
	$2,104,777	$2,618,466

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$740,465	$480,270
Accrued interest on notes payable	27,165	32,265
Amounts due to related parties	128,476	145,367
Deferred revenue	600	9,192
Notes payable	495,593	52,500
Convertible notes payable, net	72,546	377,611
Derivative liability	—	288,242
Total current liabilities	1,464,845	1,385,447

Stockholders' equity
Preferred stock, $.001 par value; authorized - 100,000,000 shares;issued and outstanding - 0 shares in 2019 and 2018, respectively	—	—
Common stock, $.001 par value; authorized - 800,000,000 shares; 797,108 and 429,720 shares issued and 777,108 and 409,720 shares outstanding (net of treasury shares) as of September 30, 2019 and December 31, 2018, respectively
Additional paid-in capital	15,605,460	14,695,403
Accumulated deficit	(13,966,325)	(12,462,814)
	1,639,932	2,233,019
Less: Treasury stock; 20,000 shares, at cost	(1,000,000)	(1,000,000)
Total stockholders' equity	639,932	1,233,019
	$2,104,777	$2,618,466

See accompanying notes to the condensed consolidated financial statements.

CLINIGENCE HOLDINGS, INC.
(FORMERLY KNOWN AS IGAMBIT INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2019	2018	2019	2018
Sales	$7,550	$22,582	$19,175	$30,500
Cost of sales	10,042	7,834	26,336	23,658
Gross profit (loss)	(2,492)	14,748	(7,161)	6,842

Operating expenses
General and administrative expenses	187,295	207,793	576,512	752,930
Amortization	173,967	173,967	521,902	521,902
Total operating expenses	361,262	381,760	1,098,414	1,274,832

Loss from operations	(363,754)	(367,012)	(1,105,575)	(1,267,990)

Other income (expenses)
Change in fair value of derivative liability	—	76,091	98,944	(128,100)
Loss on extinguishment of debt	—	(95,464)	(262,566)	(233,734)
Interest expense	(9,995)	(222,134)	(234,314)	(314,975)
Total other income (expenses)	(9,995)	(241,507)	(397,936)	(676,809)

Net loss	$(373,749)	$(608,519)	$(1,503,511)	$(1,944,799)
Basic and fully diluted loss per common share:
Net loss per common share	$(.48)	$(2.09)	$(2.13)	$(7.39)
Weighted average common shares outstanding - basic and fully diluted	777,108	291,514	704,331	263,269

See accompanying notes to the condensed consolidated financial statements.

CLINIGENCE HOLDINGS, INC.
(FORMERLY KNOWN AS IGAMBIT INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
NINE MONTHS ENDED SEPTEMBER 30, 2019 AND 2018
(UNAUDITED)

	Common stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Totals
Balances, December 31, 2017	252,393	$252	$13,017,292	$(9,648,569)	$(1,000,000)	$2,368,975
Common stock issued for cash	1,500	2	14,998	—	—	15,000
Notes payable and accrued interest converted to common stock	10,688	11	348,092	—	—	348,103
Net loss				(610,033)		(610,033)
Balances, March 31, 2018	264,581	$265	$13,380,382	$(10,258,602)	$(1,000,000)	$2,122,045
Common stock issued for cash	1,500	2	14,998	—	—	15,000
Notes payable and accrued interest converted to common stock	20,236	20	365,795	—	—	365,815
Common stock issued for services	6,000	6	88,794	—	—	88,800
Net loss				(726,247)		(726,247)
Balances, June 30, 2018	292,317	$293	$13,849,969	$(10,984,849)	$(1,000,000)	$1,865,413
Notes payable and accrued interest converted to common stock	34,371	34	308,875	—	—	308,909
Net loss				(608,519)		(608,519)
Balances, September 30, 2018	326,688	$327	$14,158,844	$(11,593,368)	$(1,000,000)	$1,565,803

Balances, December 31, 2018	429,720	$430	$14,695,403	$(12,462,814)	$(1,000,000)	$1,233,019
Compensation for vested stock options	—	—	1,025	—	—	1,025
Notes payable and accrued interest converted to common stock	293,455	293	548,515	—	—	548,808
Net loss				(559,397)		(559,397)
Balances, March 31, 2019	723,175	$723	$15,244,943	$(13,022,211)	$(1,000,000)	$1,223,455
Notes payable and accrued interest converted to common stock	71,933	72	355,519	—	—	355,591
Amounts due to related parties converted to common stock	2,000	2	4,998	—	—	5,000
Net loss				(570,365)		(570,365)
Balances, June 30, 2019	797,108	$797	$15,605,460	$(13,592,576)	$(1,000,000)	$1,013,681
Net loss				(373,749)		(373,749)
Balances, September 30, 2019	797,108	$797	$15,605,460	$(13,966,325)	$(1,000,000)	$639,932

See accompanying notes to the condensed consolidated financial statements.

CLINIGENCE HOLDINGS, INC.
(FORMERLY KNOWN AS IGAMBIT INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,503,511)	$(1,944,799)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	742	1,295
Amortization	521,902	521,902
Non cash interest expense	231,563	312,412
Stock-based compensation expense	1,025	88,800
Loss on extinguishment of debt	262,566	233,734
Change in fair value of derivative liability	(98,944)	128,100
Changes in operating assets and liabilities:
Accounts receivable	4,871	(19,727)
Inventory	85	—
Prepaid expenses and other current assets	(5,971)	39,377
Deposits	1,720	—
Accounts payable and accrued expenses	260,195	(68,928)
Deferred revenue	(8,592)	(4,933)
NET CASH USED IN OPERATING ACTIVITIES	(332,349)	(712,767)

CASH FLOWS FROM INVESTING ACTIVITIES:	—	—

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of convertible debentures	168,500	676,500
Repayments of convertible debentures	(257,693)	—
Proceeds from sale of common stock	—	30,000
Proceeds from notes payable	443,093	—
Proceeds from related party loans	11,254	—
Repayments of related party loans	(23,145)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	342,009	706,500

NET INCREASE (DECREASE) IN CASH	9,660	(6,267)
CASH - BEGINNING OF PERIOD	369	9,449
CASH - END OF PERIOD	$10,029	$3,182

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$2,752	$2,563

Non-cash investing and financing activities:
Debt discount related to derivative liability	$222,500	$533,249
Notes payable converted to common stock	326,189	387,000
Common stock issued in payment of accrued interest	19,868	23,746

See accompanying notes to the condensed consolidated financial statements.

CLINIGENCE HOLDINGS, INC.

(FORMERLY KNOWN AS IGAMBIT INC.)

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2019 and 2018

Note 1 - Organization and Basis of Presentation

The consolidated financial statements presented are those of Clinigence Holdings, Inc., formerly known as iGambit Inc., (the “Company”) and its wholly-owned subsidiary, HealthDatix, Inc. (“HealthDatix”). The name was changed to Clinigence Holdings, Inc. on October 29, 2019. The Company is a holding company which seeks out acquisitions of operating companies in technology markets. HealthDatix, Inc. is engaged in the business of streamlining the process of managing information in the document-intensive medical field for customers throughout the United States. Clinigence Holdings, Inc. is a healthcare information technology company that provides cloud-based platforms that enable healthcare organizations to shift to value-based care reimbursements and to provide population health management (See Note 16).

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2018, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2019 are not necessarily indicative of results that may be expected for the year ending December 31, 2019. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 16, 2019.

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

The estimated fair value of the derivative liability was calculated using the Black-Scholes option pricing model. The Company uses Level 3 inputs to value its derivative liabilities. The following table provides a reconciliation of the beginning and ending balances for the major classes of assets and liabilities measured at fair value using significant unobservable inputs (Level 3) and reflects gains and losses for the nine months ended September 30, 2019 and year ended December 31, 2018.

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

Revenue Recognition

Effective January 1, 2018, the Company adopted ASC 606 — Revenue from Contracts with Customers. Under ASC 606, the Company recognizes revenue from the commercial sales of products by: (1) identify the contract (if any) with a customer; (2) identify the performance obligations in the contract (if any); (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract (if any); and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 — Revenue Recognition. Under ASC 605, revenue is recognized when the following criteria are met: (1) persuasive evidence of an arrangement exists; (2) the performance of service has been rendered to a customer or delivery has occurred; (3) the amount of fee to be paid by a customer is fixed and determinable; and (4) the collectability of the fee is reasonably assured. The Company has no outstanding contracts with any of is’ customers. There was no impact on the Company’s financial statements as a result of adopting Topic 606 for the nine months ended September 30, 2019 and 2018.

Clinigence Holdings, Inc. is a holding company and has no sources of revenue.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $329 and $0 were charged to operations for the nine months ended September 30, 2019 and 2018, respectively.

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

Deferred Revenue

Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s support and maintenance services, the Company recognizes such revenues when services are completed and billed. The Company has received deposits from its various customers that have been recorded as deferred revenue and presented as current liabilities in the amount of $600 and $9,192 as of September 30, 2019 and December 31, 2018, respectively.

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

Note 3 – Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has an accumulated deficit of $13,966,325, and a working capital deficit of $1,411,857 at September 30, 2019. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to obtain necessary equity financing and ultimately from generating revenues from its newly acquired subsidiary to continue operations. The Company expects that working capital requirements will continue to be funded through a combination of its existing funds and further issuances of securities. Working capital requirements are expected to increase in line with the growth of the business. Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund operations over the next twelve months. The Company has no lines of credit or other bank financing arrangements. The Company has financed operations to date through the proceeds of a private placement of equity and debt instruments.  In connection with the Company’s business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. The Company intends to finance these expenses with further issuances of securities, and debt issuances. Thereafter, the Company expects it will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to current stockholders. Further, such securities might have rights, preferences or privileges senior to common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict business operations.

The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Property and Equipment

Property and equipment are carried at cost and consist of the following at September 30, 2019 and December 31, 2018:

	2019	2018
Office equipment and fixtures	$10,964	$10,964
Less: Accumulated depreciation	9,588	8,846
	$1,376	$2,118

Depreciation expense of $742 and $1,295 was charged to operations for the nine months ended September 30, 2019 and 2018, respectively.

Note 5 – Intangible Assets

Intangible assets from the acquisitions of HealthDatix and ECSL consist of the following at September 30, 2019 and December 31, 2018:

	2019	2018
Software	$156,925	$156,925	5 years
Customer contracts	644,846	644,846	10 years
FDA 510K clearance	1,396,000	1,396,000	5 years
Technology license	1,000,000	1,000,000	5 years
In process research and development	604,000	604,000	Indefinite
	3,801,771	3,801,771
Less: Accumulated amortization	1,751,658	1,229,756
	$2,050,113	$2,572,015

Amortization expense of $521,902 was charged to operations for the nine months ended September 30, 2019 and 2018, respectively.

Note 6 - Earnings (Loss) Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants, and convertible debt have not been included in the computation of diluted net loss per share for the nine months ended September 30, 2019 and 2018 as the result would be anti-dilutive.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Stock options	2,000,000	8,463,000	2,000,000	8,463,000
Stock warrants	1,625,000	1,900,000	1,625,000	1,900,000
Convertible debt	600	410,802	600	410,802
Total shares excluded from calculation	3,625,600	10,773,802	3,625,600	10,773,802

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

Stock option activity during the nine months ended September 30, 2019 and 2018 follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Life (Years)
Options outstanding at December 31, 2017	8,463,000	$0.07	$0.07	7.41
No option activity	—	—	—
Options outstanding at September 30, 2018	8,463,000	$0.07	0.07	6.66
Options outstanding at December 31, 2018	20,500,000	0.03	0.03	7.52
Options cancelled (1)	(18,250,000)	0.03	—
Options expired	(250,000)	0.05	—
Options outstanding at September 30, 2019	2,000,000	$0.07	$0.07	6.49

(1) Options to iGambit management and key consultants were cancelled in connection with the reverse stock split prior to the reverse merger agreement consummated on October 29, 2019.

Options outstanding at September 30, 2019 consist of:

Date	Number	Number	Exercise	Expiration
Issued	Outstanding	Exercisable	Price	Date
March 24, 2015	200,000	200,000	$0.01	March 24, 2020
June 6, 2017	1,800,000	1,800,000	$0.07	June 6, 2027
Total	2,000,000	2,000,000

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

Warrant activity during the nine months ended September 30, 2019 and 2018 follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Grant-Date Fair Value	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2017	400,000	$0.62	$0.10	3.27
Warrant granted	1,500,000	0.05	—
Warrants outstanding at September 30, 2018	1,900,000	$0.21	$0.12	3.49
Warrants outstanding at December 31, 2018	1,875,000	$0.12	$0.12	3.24
Warrants expired	(250,000)	0.73	—
Warrants outstanding at September 30, 2019	1,625,000	$0.03	$0.03	2.90

Warrants outstanding at September 30, 2019 consist of:

Date	Number	Number	Exercise	Expiration
Issued	Outstanding	Exercisable	Price	Date
January 1, 2017	50,000	50,000	$0.25	October 10, 2021
January 1, 2017	50,000	50,000	$0.50	November 7, 2021
January 5, 2017	25,000	25,000	$0.50	January 5, 2022
February 5, 2018	750,000	750,000	$0.05	February 5, 2023
April 27, 2018	750,000	750,000	$0.05	April 27, 2023
Total	1,625,000	1,625,000

Note 8 – Convertible Debt

Convertible Notes Payable

On January 10, 2018, the Company issued an 8% convertible note in the aggregate principal amount of $240,000, convertible into shares of the Company’s common stock, and includes a back-ended note with principal of $120,000 that was funded on July 10, 2018. The back-ended Note, including accrued interest is due July 10, 2019 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 15 trading day period ending on the latest complete trading day prior to the conversion date. During the nine months ended September 30, 2019, the noteholder converted $71,732 of the principal balance and accrued interest of $5,366 to 97,388 shares of common stock. The principal balance of the note of $94,268, accrued interest of $7,417, and prepayment penalty of $5,000 were paid on June 24, 2019 with proceeds from the Clinigence note (See note 10 below).

On March 6, 2018, the Company issued an 8% convertible note in the aggregate principal amount of $126,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due March 6, 2019 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the lowest trading price during the 20 trading day period ending on the latest complete trading day prior to and including the conversion date. During the nine months ended September 30, 2019, the noteholder converted the remaining principal balance of $60,000 and accrued interest of $4,342 to 70,893 shares of common stock.

On May 3, 2018, the Company entered into a Convertible Promissory Note pursuant to which the Company borrowed in the aggregate principal amount of $83,500. The convertible note is due 12 months after issuance and bears interest at a rate of 8%. The Note is convertible into shares of common stock of the Company 180 days following the date of funding and thereafter. The conversion price shall be subject to a discount of 35% applied to the average of the three lowest closing bid prices of the Common Stock during the prior twenty (20) trading day period. The Investor will be limited to convert no more than 4.99% of the issued and outstanding Common Stock at the time of conversion at any one time. At any time during the period beginning on the date of the Note and ending on the date which is 180 days thereafter, the Company may repay the Note by paying an amount equal to the then outstanding amount multiplied by 130%. During the nine months ended September 30, 2019, the noteholder converted the remaining principal balance of $53,957 and accrued interest of $4,600 to 51,349 shares of common stock.

On June 25, 2018, the Company issued an 8% convertible note in the aggregate principal amount of $53,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due April 15, 2019 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date. During the nine months ended September 30, 2019, the noteholder converted the remaining principal balance of $38,000 and accrued interest of $2,120 to 29,719 shares of common stock.

On August 13, 2018, the Company issued an 8% convertible note in the aggregate principal amount of $53,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due May 30, 2019 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date. During the nine months ended September 30, 2019, the noteholder converted the principal balance of the note and accrued interest of $2,120 to 52,495 shares of common stock.

On September 17, 2018, the Company issued an 8% convertible note in the aggregate principal amount of $33,000, convertible into shares of the Company’s common stock. The Note, including accrued interest is due June 30, 2019 and is convertible any time after 180 days at the option of the holder into shares of the Company’s common stock at 65% of the average stock price of the lowest 3 closing bid prices during the 10 trading day period ending on the latest complete trading day prior to the conversion date. During the nine months ended September 30, 2019, the noteholder converted the principal balance of the note and accrued interest of $1,320 to 63,525 shares of common stock.

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

The Company recorded a debt discount related to identified embedded derivatives relating to conversion features and a reset provisions (see Note 9) based fair values as of the inception date of the Notes. The calculated debt discount equaled the face of the 8% note dated January 10, 2018 and was amortized through the date the convertible debt was fully extinguished. The calculated debt discount equaled the face of the 8% note dated March 6, 2018 and was amortized through the date the convertible debt was fully extinguished. The calculated debt discount equaled the face of the 8% note dated May 3, 2018 and was amortized through the date the convertible debt was fully extinguished. The calculated debt discount equaled the face of the 8% note dated June 25, 2018 and was amortized through the date the convertible debt was fully extinguished. The calculated debt discount equaled the face of the 8% note dated August 13, 2018 and was amortized through the date the convertible debt was fully extinguished. The calculated debt discount equaled the face of the 8% note dated September 17, 2018 and was amortized through the date the convertible debt was fully extinguished. Interest expense on the convertible notes of $218,454 and $119,603 was recorded for the nine months ended September 30, 2019 and 2018, respectively.

The Company issued convertible debentures in the amount of $75,000 to three individuals. The debentures are convertible into 75,000 shares of common stock for up to 5 years, at the holders’ option, at an exercise price of $.50 and $.25, respectively. The debentures mature on the earlier of the closing of a subsequent financing event by the Company resulting in gross proceeds of at least $10,000,000 or three years from the date of issuance. The debentures bear interest at a rate of 10%. A beneficial conversion feature was not recorded as the fair market value of the Company’s common stock was less than the exercise prices at the dates of issuance and through the end of the year. Interest expense on the convertible debentures of $5,589 was recorded for the nine months ended September 30, 2019 and 2018, respectively.

Convertible notes payable at September 30, 2019 and December 31, 2018 are summarized as follows:

	2019	2018
Total face value of notes	$75,000	$478,957
Less: Discount	2,454	101,346
Balance	$72,546	$377,611

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

Note 10 – Notes Payable

On June 24, 2019, the Company entered into a secured promissory note with Clinigence Holdings, Inc. (“Clinigence”) for proceeds of $393,093, of which $293,093 was utilized to pay outstanding principal, accrued interest and penalties of certain convertible notes payable, and $100,000 was utilized for working capital. The note bears interest at a rate of 6% and is due upon the earlier of December 24, 2019 or the Merger Agreement (See note 16). The Company entered into two additional secured promissory notes with Clinigence for proceeds of $25,000 each on August 6, 2019 and September 9, 2019, respectively under the same terms as the June 24, 2019 note.

Notes payable at September 30, 2019 and December 31, 2018 includes loans to HealthDatix from 3 individuals totaling $52,500. The loans do not bear interest and there are no specific terms for repayment.

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

Reverse Stock Split

On October 25, 2019, the Company effected a 1-for-500 reverse stock split of its common stock. On the effective date of the reverse stock split, each 500 shares of outstanding common stock were reduced to one share of common stock. The share numbers have been adjusted on a retrospective basis to reflect this 1-for-500 reverse stock split.

Common Stock Issued

On August 8, 2018, the Board unanimously approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of Common Stock which the Company is authorized to issue from Four hundred million (400,000,000) to Eight Hundred Million (800,000,000) shares of Common Stock, $0.001 par value per share.

In connection with the convertible notes payable (see Note 8 above) the noteholders converted $326,189 of principal balance and $19,868 of accrued interest to 365,388 shares of common stock during the nine months ended September 30, 2019. The stock issued was determined based on the terms of the convertible notes.

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

Note 13 – Concentrations and Credit Risk

Sales and Accounts Receivable

HealthDatix had sales to two customers which accounted for approximately 15% and 14%, respectively of HealthDatix’s total sales for the nine months ended September 30, 2019. One customer accounted for 100% of accounts receivable at September 30, 2019.

HealthDatix had sales to two customers which accounted for approximately 66% and 32%, respectively of HealthDatix’s total sales for the nine months ended September 30, 2018. The two customers accounted for approximately 77% and 19%, respectively of accounts receivable at September 30, 2018.

Cash

Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. Cash balances could exceed insured amounts at any given time, however, the Company has not experienced any such losses. The Company did not have any interest-bearing accounts at September 30, 2019 and December 31, 2018, respectively.

Note 14 - Related Party Transactions

Amounts Due to Related Parties

Amounts due to related parties with balances of $128,476 and $145,367 at September 30, 2019 and December 31, 2018, respectively, do not bear interest and are payable on demand. The Company’s former subsidiary, Arcmail owed amounts on a credit card that is guaranteed by the husband of the Company’s Executive Vice President, who was held personally responsible by the credit card company for the unpaid balance.

Note 15 – Commitments and Contingencies

Lease Commitment

The Company was obligated under an operating lease for its premises in Smithtown, New York that expired on May 31, 2019. The lease was not renewed and the officers of the Company are providing office space to the Company at no charge.

Rent expense of $17,711 and $21,363 was charged to operations for the nine months ended September 30, 2019 and 2018, respectively.

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

Note 16 – Subsequent Events

On August 8, 2019, iGambit, Inc. entered into an Agreement and Plan of Merger (the “Reverse Merger Agreement”) by and among Clinigence Holdings, Inc., a Delaware corporation (“Clinigence”), iGambit, Inc., a Delaware corporation (“iGambit” or the “Company”), HealthDatix, Inc., a Delaware corporation and wholly owned subsidiary of iGambit (“Merger Sub”), and John Salerno, an individual and holder of shares of iGambit capital stock constituting a majority of the votes eligible to be cast by all of the stockholders of iGambit (the “Signing Stockholder”). The transactions contemplated by the Reverse Merger Agreement were consummated on October 29, 2019 (the “Closing”).

The Reverse Merger Agreement provided for the merger of Merger Sub with and into Clinigence, hereafter referred to as the “Acquisition.” As a result of the Acquisition, Merger Sub ceased to exist, and Clinigence became the surviving corporation and a direct wholly owned subsidiary of iGambit, and the former stockholders of Clinigence (the “Clinigence Stockholders”) have a direct equity ownership and controlling interest in iGambit. Merger Sub was renamed Clinigence Health Inc. iGambit was renamed Clinigence Holdings, Inc. Merger Sub was originally incorporated in Delaware on October 17, 2013 and had no operating activity prior to the reported transaction.

At the Closing, all of the outstanding shares of Clinigence common stock (the “Clinigence Shares”) were converted solely into the right to receive a number of shares of iGambit common stock (the “Company Shares”) such that the holders of outstanding equity of Clinigence immediately prior to the Closing own 85%, on a fully-diluted basis, of the outstanding equity of iGambit immediately following the Closing, and holders of outstanding equity of iGambit immediately prior to the Closing own 15%, on a fully-diluted basis, of the outstanding equity of iGambit. For each share of Clinigence Shares, each former Clinigence Stockholder received 0.22489093 shares of Company Shares after giving effect to the reverse stock split.

In connection with the Acquisition, the Company amended its certificate of incorporation to (i) effect a reverse stock split of the Company Shares at a ratio of 1 for 500 (the “Reverse Split Certificate of Amendment”), and (ii) change its name to Clinigence Holdings, Inc. to better align with the business of Clinigence (the “Name Change Certificate of Amendment”).

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

INTRODUCTION

On August 8, 2019, the Company entered into an Agreement and Plan of Merger (the “Reverse Merger Agreement”) by and among Clinigence Holdings, Inc., a Delaware corporation (“Clinigence”), iGambit, Inc., a Delaware corporation (“iGambit” or the “Company”), HealthDatix, Inc., a Delaware corporation and wholly owned subsidiary of iGambit (“Merger Sub”), and John Salerno, an individual and holder of shares of iGambit capital stock constituting a majority of the votes eligible to be cast by all of the stockholders of iGambit (the “Signing Stockholder”). The transactions contemplated by the Reverse Merger Agreement were consummated on October 29, 2019 (the “Closing”).

The Reverse Merger Agreement provided for the merger of Merger Sub with and into Clinigence, hereafter referred to as the “Acquisition.” As a result of the Acquisition, Merger Sub ceased to exist, and Clinigence became the surviving corporation and a direct wholly owned subsidiary of iGambit, and the former stockholders of Clinigence (the “Clinigence Stockholders”) have a direct equity ownership and controlling interest in iGambit. Merger Sub was renamed Clinigence Health Inc. iGambit was renamed Clinigence Holdings, Inc. Merger Sub was originally incorporated in Delaware on October 17, 2013 and had no operating activity prior to the reported transaction.

At the Closing, all of the outstanding shares of Clinigence common stock (the “Clinigence Shares”) were converted solely into the right to receive a number of shares of iGambit common stock (the “Company Shares”) such that the holders of outstanding equity of Clinigence immediately prior to the Closing own 85%, on a fully-diluted basis, of the outstanding equity of iGambit immediately following the Closing, and holders of outstanding equity of iGambit immediately prior to the Closing own 15%, on a fully-diluted basis, of the outstanding equity of iGambit. For each share of Clinigence Shares, each former Clinigence Stockholder received 0.22489093 shares of Company Shares after giving effect to the reverse stock split.

In connection with the Acquisition, the Company amended its certificate of incorporation to (i) effect a reverse stock split of the Company Shares at a ratio of 1 for 500 (the “Reverse Split Certificate of Amendment”), and (ii) change its name to Clinigence Holdings, Inc. to better align with the business of Clinigence (the “Name Change Certificate of Amendment”).

The Company is focused on the medical technology markets. Our primary focus is the expansion of our subsidiaries HealthDatix Inc. (“HealthDatix”) and our newly acquired subsidiary Clinigence Health Inc. (“Clinigence”).

HealthDatix is an end to end Software-as-a-Service solution that manages, reports, and analyzes critical data, enabling healthcare organizations to deliver positive patient outcomes. HealthDatix provides an opportunity for physicians to identify patients eligible for both “Annual Wellness Visits” (AWV) as well as “Chronic Care Management” both of which are reimbursed by Medicare.

The HealthDatix AWV solution offers a fully-hosted cloud service for healthcare providers to conduct the Medicare Annual Wellness Visit (AWV) program to their Medicare patients providing the patient with a 5-10 year Personalized Preventive Plan and physician reports that meet all Medicare audit requirements. The AWV is a program that allows a physician to identify those patients that have 2+ chronic conditions that require additional screening and management.

Additionally, the HealthDatix Chronic Care Management System (CCM), encompasses our FDA approved Electronic House Call system and Medicare covered platform, for continuous management of chronic care patients. The CCM platform can be tailored for individual care and health management of patients susceptible to chronic illness. The CCM platform is also designed to accumulate information from our BioDatix HealthBand, or any TeleMedicine or wearable device.

The HealthDatix, BioDatix Health Band, provides the ability to passively collect a wearers Heart Rate, Blood Oxygen, Blood Pressure, Sleep and Steps/Distance/Calories.

Clinigence is a healthcare information technology company providing an advanced, cloud-based platform that enables healthcare organizations to provide value-based care and population health management. The Clinigence platform aggregates clinical and claims data across multiple settings, information systems and sources to create a holistic view of each patient and provider and virtually unlimited insights into patient populations. Clinigence’s solutions help healthcare organizations improve the quality and cost effectiveness of care, enhance population health management and optimize provider networks.

 Assets. At September 30, 2019, we had $2,104,777 in total assets, compared to $2,618,466 at December 31, 2018. The decrease in total assets was primarily due to amortization of intangible assets from the acquisition of our HealthDatix subsidiary.

 Liabilities. At September 30, 2019, our total liabilities were $1,464,845 compared to $1,385,447 at December 31, 2018. Our current liabilities at September 30, 2019 consisted of accounts payable and accrued expenses of $740,465, accrued interest on notes payable of $27,165, amounts due to related parties of $128,476, deferred revenue of $600, notes payable of $495,593, and convertible notes payable of $72,546, whereas our current liabilities at December 31, 2018 consisted of accounts payable and accrued expenses of $480,270, accrued interest on notes payable of $32,265 amounts due to related parties of $145,367, deferred revenue of $9,192, notes payable of $52,500, convertible notes payable of $377,611, and derivative liability of $288,242.

Stockholders’ Equity. Our Stockholders’ Equity was $639,932 at September 30, 2019 compared to Stockholders Equity of $1,233,019 at December 31, 2018. This decrease was primarily due to an increase in accumulated deficit during the nine months ended September 30, 2019.

Three Months Ended SEPTEMBER 30, 2019 as Compared to Three Months Ended SEPTEMBER 30, 2018

Revenues and Net Income. We had $7,550 of revenue from our HealthDatix subsidiary and a net loss of $373,749 during the three months ended September 30, 2019, compared to revenue of $22,582 and a net loss of $608,519 for the three months ended September 30, 2018. The decrease in revenue was due primarily to revenue generated by our HealthDatix subsidiary.

General and Administrative Expenses. General and Administrative Expenses decreased to $187,295 for the three months ended September 30, 2019 from $207,793 for the three months ended September 30, 2018. For the three months ended September 30, 2019 our General and Administrative Expenses consisted of corporate administrative expenses of $23,232, legal and accounting fees of $45,621, employee benefits expenses (health and life insurance) of $2,269, payroll expenses of $98,245, exchange filing fees of $4,081 transfer agent expense of $1,398, rent expense of $2,449, and contract labor expense of $10,000. For the three months ended September 30, 2018 our General and Administrative Expenses consisted of corporate administrative expenses of $28,588, legal and accounting fees of $29,798, employee benefits expenses (health and life insurance) of $7,683, marketing expenses of $6,153, payroll expenses of $89,725, exchange filing fees of $8,897, transfer agent expense of $6,600, rent expense of $7,128, contract labor expense of $10,440, finders fees expense of $5,000, errors and omissions insurance expense of $5,281, and trade show expense of $2,500. The decreases from the three months ended September 30, 2018 to the three months ended September 30, 2019 relate primarily due to: (i) a decrease in employee benefits, (ii) a decrease in marketing expenses; and (iii) a decrease in consulting and commissions expenses. Costs associated with the operations of our HealthDatix and Clinigence subsidiaries are expected to increase going forward, as we expand the business operations of Clinigence and HealthDatix which would likely increase our corporate administrative expenses.

Other Income (Expense). We reported interest expense of $9,995 for the three months ended September 30, 2019. We reported income from a change in fair value of derivative liability of $76,091, loss on extinguishment of debt of $95,464 and interest expense of $222,134 for the three months ended September 30, 2018.

NINE Months Ended SEPTEMBER 30, 2019 as Compared to NINE Months Ended SEPTEMBER 30, 2018

Revenues and Net Income (Loss). We had $19,175 of revenue from our HealthDatix subsidiary and a net loss of $1,503,511 during the nine months ended September 30, 2019, compared to $30,500 of revenue from our HealthDatix subsidiary and net income of $1,944,799, for the nine months ended September 30, 2018. The increase in revenue was due primarily to the revenue generated by our HealthDatix subsidiary.

General and Administrative Expenses. General and Administrative Expenses decreased to $576,512 for the nine months ended September 30, 2019 from $752,930 for the nine months ended September 30, 2018. For the nine months ended September 30, 2019 our General and Administrative Expenses consisted of corporate administrative expenses of $106,277, legal and accounting fees of $85,862, employee benefits expenses (health and life insurance) of $8,468, payroll expenses of $304,346, filing fees expense of $5,690, rent expense of $17,712, transfer agent expense of $18,940, contract labor expense of $24,500, and consulting fees expense of $4,717. For the nine months ended September 30, 2018 our General and Administrative Expenses consisted of corporate administrative expenses of $32,359, legal and accounting fees of $74,378, employee benefits expenses (health and life insurance) of $28,591, marketing expenses of $49,769, payroll expenses of $298,155, exchange filing fees expense of $19,707, rent expense of $21,363, transfer agent expense of $24,475, contract labor expense of $34,640, consulting fees expense of $89,400, finders fees of $26,000, errors and omissions insurance expense of $5,281, marketing expense of $40,769, and trade show expense of $8,043. The decreases from the nine months ended September 30, 2019 to the nine months ended September 30, 2018 relate primarily due to: (i) a decrease in employee benefits, (ii) a decrease in marketing expenses; (iii) a decrease in filing fees expenses, and (iv) a decrease in consulting and fees expenses. Costs associated with the operations of our HealthDatix and Clinigence subsidiaries are expected to increase going forward, as we expand the business operations of Clinigence and HealthDatix which would likely increase our corporate administrative expenses.

Other Income (Expense). We reported income from a change in fair value of derivative liability of $98,944, loss on extinguishment of debt of $262,566 and interest expense of $234,314 for the nine months ended September 30, 2019. We reported expense from a change in fair value of derivative liability of $(128,100), loss on extinguishment of debt of $233,734 and interest expense of $314,975 for the nine months ended September 30, 2018.

Liquidity and Capital Resources AND ABILITY TO CONTINUE AS A GOING CONCERN

General

As reflected in the accompanying consolidated financial statements, at September 30, 2019, we had $10,029 of cash and stockholders’ equity of $639,932. At December 31, 2018, we had $369 of cash and stockholders’ equity of $1,233,019.

Our primary capital requirements in 2019 are likely to arise from the expansion of our HealthDatix and Clinigence operations. It is not possible to quantify those costs at this point in time, in that they depend on HealthDatix’s and Clinigence’s business opportunities and the state of the overall economy. We anticipate raising capital in the private markets to cover any such costs, though there can be no guaranty we will be able to do so on terms we deem to be acceptable. We do not have any plans at this point in time to obtain a line of credit or other loan facility from a commercial bank.

While we believe in the viability of our strategy to improve HealthDatix’s and Clinigence’s sales volume, and in our ability to raise additional funds, there can be no assurances that we will be able to fully effectuate our business plan.

We believe we will continue to increase our cash position and liquidity for the foreseeable future. We believe we have enough capital to fund our present operations.

Cash Flow Activity

Net cash used in operating activities was $332,349, for the nine months ended September 30, 2019, compared to $712,767 for the nine months ended September 30, 2018. Our primary use of operating cash flows from operating activities was from net losses of $1,503,511 and $1,944,799 for the nine months ended September 30, 2019 and 2018, respectively. Additional contributing factors to the change were from depreciation expense of $742, amortization expense of $521,902, non-cash interest expense of $231,563, stock based compensation of $1,025, loss on the extinguishment of debt of $262,566, a change in fair value of derivative liability of $98,944, decrease in accounts receivable of $4,871, a decrease in inventory of $85, an increase in prepaid expenses of $5,971, a decrease in deposits of $1,720, an increase in accounts payable and accrued expenses of $260,195, and a decrease in deferred revenue of $8,592.

There was no cash used in investing activities for the nine months ended September 30, 2019 and 2018, respectively.

Net Cash provided by financing activities was $342,009 for the nine months ended September 30, 2019 compared to $706,500 for the nine months ended September 30, 2018. The cash flows provided by financing activities for the nine months ended September 30, 2019 was primarily from $443,093 in proceeds from notes payable.

Plan of Operation and Funding

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has an accumulated deficit of $13,966,325, and a working capital deficit of $1,411,857 at September 30, 2019. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to obtain necessary equity financing and ultimately from generating revenues from its newly acquired subsidiary to continue operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2019, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended September 30, 2019.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 19, 2019.

Clinigence Holdings, Inc.

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

