Form 10-K
period 2019-12-31
Clinigence Holdings, Inc.
filed 2020-05-14
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53862

CLINIGENCE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3363609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

55 Ivan Allen Jr. Blvd. NW, Suite 875

Atlanta, Georgia 30308
(Address of Principal Executive Offices) (Zip Code)

(678) 607-6393
(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	CLNH	OTCMKTS

Securities registered pursuant to Section 12(g) of the Act: None

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

Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 126-2 of the act):

Yes ☐  No ☒

As of June 30, 2019, the aggregate market value of shares held by non-affiliates of the registrant (based upon the closing sale prices of such shares on the OTCQB Market on June 28, 2019) was approximately $1.5 million. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not, other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of May14, 2020 there were 4,629,179 (not including 20 thousand shares held in treasury) shares of the Registrant’s $0.001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

1

Clinigence Holdings, Inc.
FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2019

This annual report on Form 10-K is for the year ended December 31, 2019. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “Company,” “we,” “us” and “our” refer to Clinigence Holdings, Inc. and its subsidiaries.

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

On April 5, 2006, we changed our name to iGambit Inc.

On March 1, 2019, Clinigence Holdings, Inc., a Delaware corporation entered into a Contribution Agreement by and among Clinigence Holdings, Inc., Qualmetrix, Inc., a Delaware corporation and the Members of Clinigence, LLC, a Georgia limited liability company (“Agreement”) whereby Clinigence Holdings, Inc. acquired all of the assets and operations and assumed all of the liabilities of Qualmetrix, Inc. Pursuant to the Agreement, all of the outstanding Series A and Series B Preferred Stock and Common Stock of Qualmetrix, Inc. totaling 34,726,659 shares were exchanged for 5,021,951 common shares of Clinigence Holdings, Inc. All outstanding shares of Qualmetrix, Inc. immediately preceding the exchange were treated as one class. On the date of the transaction, the shares of common stock issued to Qualmetrix, Inc. had an estimated fair value of $0.83 per share.

In addition to the acquisition of Qualmetrix, Inc., as part of the Contribution Agreement, 15,978,062 issued and outstanding member units of Clinigence LLC were exchanged for 7,533,000 shares of common stock of Clinigence Holdings, Inc. All outstanding preferred member units, common member units, and incentive units of Clinigence, LLC immediately preceding the exchange were treated as one class.

On August 8, 2019, we entered into an Agreement and Plan of Merger (the “Reverse Merger Agreement”) by and among Clinigence Holdings, Inc., a Delaware corporation (“Clinigence”), iGambit, Inc., a Delaware corporation (“iGambit”), HealthDatix, Inc., a Delaware corporation and wholly owned subsidiary of iGambit (“Merger Sub”), and John Salerno, an individual and holder of shares of iGambit capital stock constituting a majority of the votes eligible to be cast by all of the stockholders of iGambit (the “Signing Stockholder”). The transactions contemplated by the Reverse Merger Agreement were consummated on October 29, 2019 (the “Closing”).

The signing of the Reverse Merger Agreement was disclosed on iGambit’s current report on Form 8-K filed on August 9, 2019.

The Reverse Merger Agreement provided for the merger of Merger Sub with and into Clinigence, hereafter referred to as the “Acquisition.” As a result of the Acquisition, Merger Sub ceased to exist, and Clinigence became the surviving corporation and a direct wholly owned subsidiary of iGambit, and the former stockholders of Clinigence (the “Clinigence Stockholders”) have a direct equity ownership and controlling interest in iGambit. Merger Sub was renamed Clinigence Health Inc. iGambit was renamed Clinigence Holdings, Inc. Merger Sub was originally incorporated in Delaware on October 17, 2013 and had no operating activity prior to the reported transaction. Merger Sub is wholly separate and distinct from our subsidiary HealthDatix, Inc. a Florida corporation (“HDX FL”).

At the Closing, all of the outstanding shares of Clinigence common stock (the “Clinigence Shares”) were converted solely into the right to receive a number of shares of iGambit common stock (the “Company Shares”) such that the holders of outstanding equity of Clinigence immediately prior to the Closing own 85%, on a fully-diluted basis, of the outstanding equity of iGambit immediately following the Closing, and holders of outstanding equity of iGambit immediately prior to the Closing own 15%, on a fully-diluted basis, of the outstanding equity of iGambit. For each share of Clinigence Shares, each former Clinigence Stockholder received 0.22489093 shares of Company Shares after giving effect to the reverse stock split described immediately below.

In connection with the Acquisition, the Company amended its certificate of incorporation to (i) effect a reverse stock split of the Company Shares at a ratio of 1 for 500, and (ii) change its name to Clinigence Holdings, Inc. to better align with the business of Clinigence.

The Acquisition was disclosed on the Company’s current report on Form 8-K filed on November 1, 2019.

On April 21, 2020 (effective March 1, 2020) we completed the sale of HDX FL to Jerry Robinson, Mary-Jo Robinson and Kathleen Shepherd (“HDX Management”) in accordance with a Stock Purchase Agreement (the “Purchase Agreement”) by and between the Company and HDX Management.  Pursuant to the Purchase Agreement, the total consideration paid for the outstanding capital stock of HDX FL was the execution of Settlement and Release Agreements by HDX Management, releasing the Company from all obligations pursuant to certain HDX Management Employment Agreements dated April 1, 2017.  As per the Purchase Agreement, the Company’s operations of HDX FL ended February 29, 2020 and HDX Management’s operation of the business became effective as of March 1, 2020. HDX FL had nominal revenue and its expenses were insignificant for the period ended December 31, 2019.

OUR COMPANY

Introduction

The Company is focused on the medical technology markets. Our primary focus is the expansion of our subsidiary Clinigence Health Inc. (“Clinigence Health”).

Clinigence Health is a healthcare information technology company providing a cloud-based platform that enables healthcare organizations to provide value-based care and population health management (PHM). The Clinigence Health platform provides turnkey SaaS solutions that enable connected intelligence across the care continuum by transforming massive amounts of data into actionable insights. Clinigence Health’s solutions help healthcare organizations improve the quality and cost effectiveness of care, enhance population health management and optimize provider networks.

Clinigence Health’s Platform Services

Clinigence Health’s platform provides a clinical business intelligence Software-as-a-Service (“SaaS”). Clinigence Health’s solution integrates clinical and financial data across all electronic health record (“EHR”) systems and care settings and delivers comprehensive patient views and real-time, dynamic and predictive population reports critical to success in value-based payment. The Clinigence Health platform aggregates clinical and claims data across multiple settings, information systems and sources to create a holistic view of each patient and provider and virtually unlimited insights into patient populations.

The Company’s solutions help healthcare organizations improve the quality and cost-effectiveness of care, enhance population health management and optimize provider networks. The Company enables risk-bearing healthcare organizations to achieve their objectives on the path to value-based care.

Competitive Comparison

Clinigence Health has a pending patent application for its technology (U.S. Patent Application No. 15/882,688). Clinigence Health believes its technology is unique in two critical ways: (1) it efficiently integrates data from any EHR and claims sources; and (2) it enables clinicians to target any patient population and measure any clinical key performance indicator in real time with no dependence on EHR vendors, information technology or informatics staff.

Customers

Clinigence Health’s services have been utilized by more than 1,000 health care practices, including some 14 accountable care organizations (“ACOs”), 7 Managed Services Organizations (“MSOs”), 5 health plans, 35 hospitals, and over 8,000 individual providers, and hosting more than 9 million patient records. In 2019, the largest two customers of the Company represented 30% of revenues during that period and in 2020 we expect to derive a significant portion of our revenues from these same twocustomers.

Expansion Summary

Clinigence Health’s objective is to be a market leader in providing a world class software application as well as expand our offering to current and new customers, including healthcare practitioners, ACOs, MSOs.

Regulatory Environment

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships with our providers, vendors and clients, our marketing activities and other aspects of our operations. Of particular importance are:

•	the federal physician self-referral law, commonly referred to as the Stark Law;
•	the federal Anti-Kickback Act;
•	the criminal healthcare fraud provisions of HIPAA;
•	the federal False Claims Act;
•	reassignment of payment rules that prohibit certain types of billing and collection;
•	similar state law provisions pertaining to anti-kickback, self-referral and false claims issues;
•	state laws that prohibit general business corporations, such as us, from practicing medicine;
•	laws that regulate debt collection practices as applied to our debt collection practices;

Our revenue will be dependent on the healthcare industry and could be affected by changes in healthcare spending and policy. The healthcare industry is subject to changing political, regulatory and other influences. The Patient Protection and Affordable Care Act or PPACA made major changes in how healthcare is delivered and reimbursed and increased access to health insurance benefits to the uninsured and underinsured population of the United States.

HIPAA establishes a set of basic national privacy and security standards for the protection of protected health information, or PHI, by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services, which includes us.

Because of the extreme sensitivity of the PII we store and transmit, the security features of our technology platform are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive client and patient data, including HIPAA-regulated PHI

Employees

We presently have 12 total employees all of whom are full-time for operations.

OUR CORPORATE INFORMATION

 Our principal offices are located at 55 Ivan Allen Jr. Blvd. NW, Suite 875 Atlanta, Georgia, 30308. Our telephone number is (678) 607-6393. We currently operate a corporate website that can be found at www.clinigencehealth.com. (The information on the foregoing website does not form a part of this report).

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described below, which could harm our business, reputation, financial condition, and operating results.

We may not be able to obtain adequate financing to continue our operations.

As of December 31, 2019 we had a working capital deficiency and we have operated at a net loss since inception. In order to execute our business plans, including the expansion of operations, our primary capital requirements in 2020 are likely to rise. It is not possible to quantify those costs at this point in time, in that they depend on Clinigence Health’s business opportunities and the state of the overall economy. We anticipate raising capital in the private markets to cover any such costs, though there can be no guaranty we will be able to do so on terms we deem to be acceptable. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock that may have a greater dilutive impact to our current shareholders. Additional financing may not be available upon acceptable terms, or at all.

Clinigence Health has a limited prior operating history and it is impossible to reliably predict future growth and operating results.

The Company was incorporated in April 2000 and consummated a reverse merger with Clinigence Holdings Inc. on October 29, 2019. Clinigence Health is the Company’s wholly owned subsidiary and was the result of the combination of Clinigence LLC (founded in 2010) and QualMetrix, Inc. (founded in 2013), on March 1, 2019. Accordingly, the Company has a limited prior operating history upon which you can evaluate its business prospects, and it is difficult to forecast the Company’s future operating results. The evolving nature of the PHM industry increases these uncertainties. You must consider the Company’s business prospects in light of the risks, uncertainties, and problems frequently encountered by companies with limited operating histories.

The Company has an unproven business model with no assurance of significant revenues or operating profit.

The current business model is unproven and the profit potential, if any, is unknown at this time. The Company is subject to all of the risks inherent in the creation of a new business. The Company’s ability to achieve profitability is dependent, among other things, on its initial marketing to generate sufficient operating cash flow to fund future expansion. There can be no assurance that the Company’s results of operations or business strategy will achieve significant revenue or profitability.

The PHM market is fairly new and unproven, and it may decline or experience limited growth, which would adversely affect our ability to fully realize the potential of our platform.

The PHM market is relatively new and evaluating the size and scope of the market is subject to a number of risks and uncertainties. We believe that our future success will depend in large part on the growth of this market. The utilization of our platform is still relatively new, and customers may not recognize the need for, or benefits of, our platform, which may prompt them to cease use of our platform or decide to adopt alternative products and services to satisfy their healthcare requirements. In order to expand our business and extend our market position, we intend to focus our marketing and sales efforts on educating customers about the benefits and technological capabilities of our platform and the application of our platform to specific needs of customers in different market verticals. Our ability to access and expand the market that our platform is designed to address depends upon a number of factors, including the cost, performance and perceived value of our platform. Assessing the market for our solutions in each of the vertical markets we are competing in, or planning to compete in, is particularly difficult due to a number of factors, including limited available information and rapid evolution of the market. The market for our platform, or for PHM applications, may fail to grow significantly or be unable to meet the level of growth we expect. As a result, we may experience lower-than-expected demand for our products and services due to lack of customer acceptance, technological challenges, competing products and services, decreases in spending by current and prospective customers, weakening economic conditions and other causes. If our market does not experience significant growth, or if demand for our platform does not increase, then our business, results of operations and financial condition will be adversely affected.

We conduct business in a heavily regulated industry and if we fail to comply with these laws and government regulations, we could incur penalties or be required to make significant changes to our operations or experience adverse publicity, which could have a material adverse effect on our business, financial condition, and results of operations.

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships with our providers, vendors and clients, our marketing activities and other aspects of our operations. Of particular importance are:

•	the federal physician self-referral law, commonly referred to as the Stark Law;
•	the federal Anti-Kickback Act;
•	the criminal healthcare fraud provisions of HIPAA;
•	the federal False Claims Act;
•	reassignment of payment rules that prohibit certain types of billing and collection;
•	similar state law provisions pertaining to anti-kickback, self-referral and false claims issues;
•	state laws that prohibit general business corporations, such as us, from practicing medicine;
•	laws that regulate debt collection practices as applied to our debt collection practices;

Because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of our business activities could be subject to challenge under one or more of such laws. Achieving and sustaining compliance with these laws may prove costly. Failure to comply with these laws and other laws can result in civil and criminal penalties such as fines, damages, overpayment recoupment loss of enrollment status and exclusion from the Medicare and Medicaid programs. The risk of our being found in violation of these laws and regulations is increased by the fact that many of them have not been fully interpreted by the regulatory authorities or the courts, and their provisions are sometimes open to a variety of interpretations. Our failure to accurately anticipate the application of these laws and regulations to our business or any other failure to comply with regulatory requirements could create liability for us and negatively affect our business. Any action against us for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and result in adverse publicity.

To enforce compliance with the federal laws, the U.S. Department of Justice and the OIG, have recently increased their scrutiny of healthcare providers, which has led to a number of investigations, prosecutions, convictions and settlements in the healthcare industry. Dealing with investigations can be time- and resource-consuming and can divert management’s attention from the business. Any such investigation or settlement could increase our costs or otherwise have an adverse effect on our business. In addition, because of the potential for large monetary exposure under the federal False Claims Act, which provides for treble damages and mandatory minimum penalties of $5,500 to $11,000 per false claim or statement, healthcare providers often resolve allegations without admissions of liability for significant and material amounts to avoid the uncertainty of treble damages that may be awarded in litigation proceedings. Such settlements often contain additional compliance and reporting requirements as part of a consent decree, settlement agreement or corporate integrity agreement. Given the significant size of actual and potential settlements, it is expected that the government will continue to devote substantial resources to investigating healthcare providers’ compliance with the healthcare reimbursement rules and fraud and abuse laws.

The laws, regulations and standards governing the provision of healthcare services may change significantly in the future. We cannot assure you that any new or changed healthcare laws, regulations or standards will not materially adversely affect our business. We cannot assure you that a review of our business by judicial, law enforcement, regulatory or accreditation authorities will not result in a determination that could adversely affect our operations.

The impact of recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending in the US is currently unknown, but may adversely affect our business, financial condition and results of operations.

Our revenue will be dependent on the healthcare industry and could be affected by changes in healthcare spending and policy. The healthcare industry is subject to changing political, regulatory and other influences. The Patient Protection and Affordable Care Act or PPACA made major changes in how healthcare is delivered and reimbursed and increased access to health insurance benefits to the uninsured and underinsured population of the United States.

The PPACA, among other things, increased the number of individuals with Medicaid and private insurance coverage, implemented reimbursement policies that tie payment to quality, facilitated the creation of accountable care organizations that may use capitation and other alternative payment methodologies, strengthened enforcement of fraud and abuse laws and encouraged the use of information technology. Several of these changes require implementing regulations which have not yet been drafted or have been released only as proposed rules.

Such changes in the regulatory environment may also result in changes to our payor mix that may affect our operations and revenue.

In addition, certain provisions of the PPACA authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services and post-acute services for episodes of hospital care. Further, the PPACA may adversely affect payors by increasing medical costs generally, which could have an effect on the industry and potentially impact our business and revenue as payors seek to offset these increases by reducing costs in other areas. The full impact of these changes on us cannot be determined at this time.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third-party payors will pay for healthcare products and services, which could adversely affect our business, financial condition and results of operations.

Any future litigation against us could be costly and time-consuming to defend.

We may become subject, from time to time, to legal proceedings and claims that arise in the ordinary course of business such as claims brought by our clients in connection with commercial disputes or employment claims made by our current or former associates. Litigation may result in substantial costs and may divert management’s attention and resources, which may substantially harm our business, financial condition and results of operations. Insurance may not cover such claims, may not provide sufficient payments to cover all of the costs to resolve one or more such claims and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our revenue and potential profits.

Our use and disclosure of personally identifiable information, including health information, is subject to federal and state privacy and security regulations, and our failure to comply with those regulations or to adequately secure the information we hold could result in significant liability or reputational harm and, in turn, a material adverse effect on our client base, membership base and revenue.

Numerous state and federal laws and regulations govern the collection, dissemination, use, privacy, confidentiality, security, availability and integrity of personally identifiable information, or PII, including protected health information. These laws and regulations include HIPAA. HIPAA establishes a set of basic national privacy and security standards for the protection of protected health information, or PHI, by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services, which includes us.

HIPAA requires healthcare providers like us to develop and maintain policies and procedures with respect to PHI that is used or disclosed, including the adoption of administrative, physical and technical safeguards to protect such information. HIPAA also implemented the use of standard transaction code sets and standard identifiers that covered entities must use when submitting or receiving certain electronic healthcare transactions, including activities associated with the billing and collection of healthcare claims.

HIPAA imposes mandatory penalties for certain violations. Penalties for violations of HIPAA and its implementing regulations start at $100 per violation and are not to exceed $50,000 per violation, subject to a cap of $1.5 million for violations of the same standard in a single calendar year. However, a single breach incident can result in violations of multiple standards. HIPAA also authorizes state attorneys general to file suit on behalf of their residents. Courts are able to award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

In addition, HIPAA mandates that the Secretary of Health and Human Services, or HHS conduct periodic compliance audits of HIPAA covered entities or business associates for compliance with the HIPAA Privacy and Security Standards. It also tasks HHS with establishing a methodology whereby harmed individuals who were the victims of breaches of unsecured PHI may receive a percentage of the Civil Monetary Penalty fine paid by the violator.

HIPAA further requires that patients be notified of any unauthorized acquisition, access, use or disclosure of their unsecured PHI that compromises the privacy or security of such information, with certain exceptions related to unintentional or inadvertent use or disclosure by employees or authorized individuals. HIPAA specifies that such notifications must be made “without unreasonable delay and in no case later than 60 calendar days after discovery of the breach.” If a breach affects 500 patients or more, it must be reported to HHS without unreasonable delay, and HHS will post the name of the breaching entity on its public web site. Breaches affecting 500 patients or more in the same state or jurisdiction must also be reported to the local media. If a breach involves fewer than 500 people, the covered entity must record it in a log and notify HHS at least annually.

Numerous other federal and state laws protect the confidentiality, privacy, availability, integrity and security of PII, including PHI. These laws in many cases are more restrictive than, and may not be preempted by, the HIPAA rules and may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and our Clients and potentially exposing us to additional expense, adverse publicity and liability.

New health information standards, whether implemented pursuant to HIPAA, congressional action or otherwise, could have a significant effect on the manner in which we must handle healthcare related data, and the cost of complying with standards could be significant. If we do not comply with existing or new laws and regulations related to PHI, we could be subject to criminal or civil sanctions.

Because of the extreme sensitivity of the PII we store and transmit, the security features of our technology platform are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive client and patient data, including HIPAA-regulated PHI. As a result, our reputation could be severely damaged, adversely affecting client and patient confidence. Members may curtail their use of or stop using our services or our client base could decrease, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to clients or other business customers in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses in the amount of at least $3.0 million, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

We outsource important aspects of the storage and transmission of Client and Member information, and thus rely on third parties to manage functions that have material cyber-security risks. We attempt to address these risks by requiring outsourcing subcontractors who handle client and patient information to sign business associate agreements contractually requiring those subcontractors to adequately safeguard personal health data to the same extent that applies to us and in some cases by requiring such outsourcing subcontractors to undergo third-party security examinations. In addition, we periodically hire third-party security experts to assess and test our security posture. However, we cannot assure you that these contractual measures and other safeguards will adequately protect us from the risks associated with the storage and transmission of client and patient’s proprietary and protected health information.

In addition, various states have enacted laws governing the privacy of personal information collected and used by businesses online. For example, California has recently adopted the California Consumer Privacy Act of 2018, which went into effect on January 1, 2020. This law, in part, requires that companies make certain disclosures to consumers via their privacy policies, or otherwise at the time the personal data is collected. The Company will have to determine what personal data it is collecting from individuals and for what purposes, and to update its privacy policy every 12 months to make the required disclosures, among other things. Since this law is newly enacted and has not yet gone into effect, it is unclear whether it will have any material impact on the Company’s business and operations.

The success of our business depends on our ability to expand into new vertical markets and attract new customers in a cost-effective manner.

In order to grow our business, we plan to drive greater awareness and adoption of our platform from enterprises across new vertical markets. We intend to increase our investment in sales and marketing, as well as in technological development, to meet evolving customer needs in these and other markets. There is no guarantee, however, that we will be successful in gaining new customers from any or all of these markets. We have limited experience in marketing and selling our products and services generally, and in particular in these new markets, which may present unique and unexpected challenges and difficulties.

If the costs of the new marketing channels we use increase dramatically, then we may choose to use alternative and less expensive channels, which may not be as effective as the channels we currently use. As we add to or change the mix of our marketing strategies, we may need to expand into more expensive channels than those we are currently in, which could adversely affect our business, results of operations and financial condition. In addition, we have limited experience marketing our products and platform and we may not be successful in selecting the marketing channels that will provide us with exposure to customers in a cost-effective manner. As part of our strategy to penetrate the new vertical markets, we will incur marketing expenses before we are able to recognize any revenue in such markets, and these expenses may not result in increased revenue or brand awareness. We have made in the past, and may make in the future, significant expenditures and investments in new marketing campaigns, and these investments may not lead to the cost-effective acquisition of additional customers. If we are unable to maintain effective marketing programs, then our ability to attract new customers or enter into new vertical markets could be adversely affected.

We expect to derive a significant portion of our revenues from our largest customers. The loss, termination or renegotiation of any contract could negatively impact our results.

Historically, the Company relied on a limited number of customers for a substantial portion of their total revenue and accounts receivable. In 2019, the largest two customers of the Company represented 30% of revenues during that period.

The sudden loss of any of our customers, or the renegotiation of any of our customer contracts, could adversely affect our operating results. In 2019 our operating results were adversely affected as a result of the loss of several customer contracts, principally due to consolidation in the health care industry. Some customer contracts were lost due to the acquisition of our customer by another organization. Additionally, other smaller customer contracts were lost because these smaller customers were unable to compete against the larger consolidated companies and they subsequently had to discontinue their businesses.

Because we rely on a limited number of customers for a significant portion of our revenues, we depend on the creditworthiness of these customers. Our customers are subject to a number of risks including reductions in payment rates from governmental payers, higher than expected health care costs and lack of predictability of financial results when entering new lines of business, particularly with high-risk populations, such as plans established under the ACA and Aged, Blind and Disabled Medicaid. If the financial condition of our customers declines, our credit risk could increase. Should one or more of our significant customers declare bankruptcy, be declared insolvent or otherwise be restricted by state or federal laws or regulation from continuing in some or all of their operations, this could adversely affect our ongoing revenues, the collectability of our accounts receivable and affect our bad debt reserves and net income.

Although we have long-term contracts with many customers, these contracts may be terminated before their term expires for various reasons, such as changes in the regulatory landscape and poor performance by us, subject to certain conditions. For example, after a specified period, certain of these contracts are terminable for convenience by our customers after a notice period has passed and the customer has paid a termination fee. Certain of our contracts are terminable immediately upon the occurrence of certain events. For example, some of our contracts may be terminated by the customer if we fail to achieve target performance metrics over a specified period. Certain of the contracts to which the Company or its subsidiaries is a party may be terminated by the customer immediately following repeated failures by us to provide specified levels of service over periods ranging from six months to more than a year. Certain of our contracts may be terminated immediately by the customer if we lose applicable licenses, go bankrupt, lose our liability insurance or receive an exclusion, suspension or debarment from state or federal government authorities. In addition, one of our contracts may be terminated immediately if we become insolvent or file for bankruptcy. If any of our contracts with our customers is terminated, we may not be able to recover all fees due under the terminated contract, which may adversely affect our operating results. We expect that future contracts will contain similar provisions

Consolidation in the health care industry could have a material adverse effect on our business, financial condition and results of operations.

Many health care industry participants and payers are consolidating to create larger and more integrated health care delivery systems with greater market power. We expect regulatory and economic conditions to result in additional consolidation in the health care industry in the future. As consolidation accelerates, the economies of scale of our customers’ organizations may grow. If a customer experiences sizable growth following consolidation, it may determine that it no longer needs to rely on us and may reduce its demand for our products and services. In addition, as health care providers consolidate to create larger and more integrated health care delivery systems with greater market power, these providers may try to use their market power to negotiate fee reductions for our products and services. Finally, consolidation may also result in the acquisition or future development by our customers of products and services that compete with our products and services. Any of these potential results of consolidation could have a material adverse effect on our business, financial condition and results of operations.

Our use of “open source” software could adversely affect our ability to offer our services and subject us to possible litigation.

We use open source software in connection with our products and services. Companies that incorporate open source software into their products have, from time to time, faced claims challenging the use of open source software and/or compliance with open source license terms. As a result, we could be subject to suits by parties claiming ownership of what we believe to be open source software or claiming noncompliance with open source licensing terms. Some open source software licenses require users who distribute software containing open source software to publicly disclose all or part of the source code to such software and/or make available any derivative works of the open source code, which could include valuable proprietary code of the user, on unfavorable terms or at no cost. While we monitor the use of open source software and try to ensure that none is used in a manner that would require us to disclose our proprietary source code or that would otherwise breach the terms of an open source agreement, such use could inadvertently occur, in part because open source license terms are often ambiguous. Any requirement to disclose our proprietary source code or pay damages for breach of contract could have a material adverse effect on our business, financial condition and results of operations and could help our competitors develop products and services that are similar to or better than ours.

Our business will depend on customers increasing their use of our services and/or platform, and we may experience loss of customers or decline in their use of our services and/or platform.

Our ability to grow and generate revenue depends, in part, on our ability to maintain and grow our relationships with existing customers and convince them to increase their usage of our platform. If our customers do not increase their use of our platform, then our revenue may not grow and our results of operations may be harmed. It is difficult to accurately predict customers’ usage levels and the loss of customers or reductions in their usage levels may have a negative impact on our business, results of operations and financial condition. If a significant number of customers cease using, or reduce their usage of, our platform, then we may be required to spend significantly more on sales and marketing than we currently plan to spend in order to maintain or increase revenue from customers. These additional expenditures could adversely affect our business, results of operations and financial condition. Most of our customers do not have long-term contractual financial commitments to us and, therefore, most of our customers may reduce or cease their use of our platform at any time without penalty or termination charges.

In 2019 our operating results were adversely affected as a result of the loss of several customer contracts, principally due to consolidation in the health care industry. Some customer contracts were lost due to the acquisition of our customer by another organization. Additionally, other smaller customer contracts were lost because these smaller customers were unable to compete against the larger consolidated companies and they subsequently had to discontinue their businesses.

Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results.

Our continued growth will depend in part on the ability of customers to access our platform at any time and within an acceptable amount of time. We may experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new applications and functionality, software errors and defects, capacity constraints due to an increasing number of users accessing our platform simultaneously, or security related incidents. In addition, from time to time we may experience limited periods of server downtime due to server failure or other technical difficulties (as well as maintenance requirements).  It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our platform becomes more complex and our user traffic increases. If our platform is unavailable or if our users are unable to access our platform within a reasonable amount of time or at all, our business would be adversely affected and our brand could be harmed. In the event of any of the factors described above, or certain other failures of our infrastructure, customer or consumer data may be permanently lost. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, customers and consumers may cease to use our platform and our business and operating results may be adversely affected.

The security of our platform, networks or computer systems may be breached, and any unauthorized access to our customer data will have an adverse effect on our business and reputation.

The use of our platform will involve the storage, transmission and processing of our clients’ private data, and this data may contain confidential and proprietary information of our clients or other personal or identifying information regarding our clients, their employees or other persons. Individuals or entities may attempt to penetrate our network or platform security, or that of our third-party hosting and storage providers, and could gain access to our clients’ private data, which could result in the destruction, disclosure or misappropriation of proprietary or confidential information of our clients’ or their customers, employees and business partners. If any of our clients’ private data is leaked, obtained by others or destroyed without authorization, it could harm our reputation, we could be exposed to civil and criminal liability, and we may lose our ability to access private data, which will adversely affect the quality and performance of our platform.

In addition, our platform may be subject to computer malware, viruses and computer hacking, fraudulent use attempts and phishing attacks, all of which have become more prevalent in our industry. Though it is difficult to determine what, if any, harm may directly result from any specific interruption or attack, they may include the theft or destruction of data owned by us or our customers, and/or damage to our platform. Any failure to maintain the performance, reliability, security and availability of our products or services and technical infrastructure to the satisfaction of our customers may harm our reputation and our ability to retain existing customers and attract new users.

While we will implement procedures and safeguards that are designed to prevent security breaches and cyber-attacks, they may not be able to protect against all attempts to breach our systems, and we may not become aware in a timely manner of any such security breach. Unauthorized access to or security breaches of our platform, network or computer systems, or those of our technology service providers, could result in the loss of business, reputational damage, regulatory investigations and orders, litigation, indemnity obligations, damages for contract breach, civil and criminal penalties for violation of applicable laws, regulations or contractual obligations, and significant costs, fees and other monetary payments for remediation. If customers believe that our platform does not provide adequate security for the storage of sensitive information or its transmission over the Internet, our business will be harmed. Customers’ concerns about security or privacy may deter them from using our platform for activities that involve personal or other sensitive information.

Privacy and data security laws and regulations could require us to make changes to our business, impose additional costs on us and reduce the demand for our software solutions.

Our business model contemplates that we will store, process and transmit both public data and our clients’ private data. Our customers may store and/or transmit a significant amount of personal or identifying information through our platform. Privacy and data security have become significant issues in the United States and in other jurisdictions where we may offer our software solutions. The regulatory framework relating to privacy and data security issues worldwide is evolving rapidly and is likely to remain uncertain for the foreseeable future. Federal, state and foreign government bodies and agencies have in the past adopted, or may in the future adopt, laws and regulations regarding the collection, use, processing, storage and disclosure of personal or identifying information obtained from customers and other individuals. In addition to government regulation, privacy advocates and industry groups may propose various self-regulatory standards that may legally or contractually apply to our business. Because the interpretation and application of many privacy and data security laws, regulations and applicable industry standards are uncertain, it is possible that these laws, regulations and standards may be interpreted and applied in a manner inconsistent with our existing privacy and data management practices. As we expand into new jurisdictions or verticals, we will need to understand and comply with various new requirements applicable in those jurisdictions or verticals.

To the extent applicable to our business or the businesses of our customers, these laws, regulations and industry standards could have negative effects on our business, including by increasing our costs and operating expenses, and delaying or impeding our deployment of new core functionality and products. Compliance with these laws, regulations and industry standards requires significant management time and attention, and failure to comply could result in negative publicity, subject us to fines or penalties or result in demands that we modify or cease existing business practices. In addition, the costs of compliance with, and other burdens imposed by, such laws, regulations and industry standards may adversely affect our customers’ ability or desire to collect, use, process and store personal information using our software solutions, which could reduce overall demand for them. Even the perception of privacy and data security concerns, whether or not valid, may inhibit market acceptance of our software solutions in certain verticals. Furthermore, privacy and data security concerns may cause our customers’ clients, vendors, employees and other industry participants to resist providing the personal information necessary to allow our customers to use our applications effectively. Any of these outcomes could adversely affect our business and operating results.

Any failure to offer high-quality customer support may adversely affect our relationships with our customers.

Our ability to retain existing customers and attract new customers will depend in part on our ability to maintain a consistently high level of customer service and technical support. Our customers depend on our service support team to assist them in utilizing our platform effectively and to help them to resolve issues quickly and to provide ongoing support. If we are unable to hire and train sufficient support resources or are otherwise unsuccessful in assisting our customers effectively, it could adversely affect our ability to retain existing customers and could prevent prospective customers from adopting our platform. We may be unable to respond quickly enough to accommodate short-term increases in demand for customer support. We also may be unable to modify the nature, scope and delivery of our customer support to compete with changes in the support services provided by our competitors. Increased demand for customer support, without corresponding revenue, could increase our costs and adversely affect our business, results of operations and financial condition. Our sales are expected to be highly dependent on our business reputation and on positive recommendations from customers. Any failure to maintain high-quality customer support, or a market perception that we do not maintain high-quality customer support, could adversely affect our reputation, business, results of operations and financial condition.

We could incur substantial costs in protecting or defending our intellectual property rights, and any failure to protect our intellectual property could adversely affect our business, results of operations and financial condition.

Our success depends, in part, on our ability to protect our brand and the proprietary methods and technologies that we develop under patent and other intellectual property laws of the United States and foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. Clinigence Health Inc. owns U.S. Patent Application No. 15/882,688, which is a utility patent application currently pending before the United States Patent and Trademark Office. Any patents that have been applied for or that may be issued in the future may not provide significant protection for our intellectual property. If we fail to protect our intellectual property rights adequately, our competitors might gain access to our technology and our business, results of operations and financial condition may be adversely affected.

The particular forms of intellectual property protection that we seek, or our business decisions about when to file patent applications and trademark applications, may not be adequate to protect our business. We could be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights, determine the validity and scope of our proprietary rights or those of others, or defend against claims of infringement or invalidity. Such litigation could be costly, time-consuming and distracting to management, result in a diversion of significant resources, lead to the narrowing or invalidation of portions of our intellectual property and have an adverse effect on our business, results of operations and financial condition. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights or alleging that we infringe the counterclaimant’s own intellectual property. Any of our patents, patent applications, copyrights, trademarks or other intellectual property rights could be challenged by others or invalidated through administrative process or litigation.

We expect to also rely, in part, on confidentiality agreements with our business partners, employees, consultants, advisors, customers and others in our efforts to protect our proprietary technology, processes and methods. These agreements may not effectively prevent disclosure of our confidential information, and it may be possible for unauthorized parties to copy our software or other proprietary technology or information, or to develop similar software independently without our having an adequate remedy for unauthorized use or disclosure of our confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in these cases we would not be able to assert any trade secret rights against those parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

In addition, the laws of some countries do not protect intellectual property and other proprietary rights to the same extent as the laws of the United States. To the extent we expand our international activities, our exposure to unauthorized copying, transfer and use of our proprietary technology or information may increase.

Our means of protecting our intellectual property and proprietary rights may not be adequate or our competitors could independently develop similar technology. If we fail to meaningfully protect our intellectual property and proprietary rights, our business, results of operations and financial condition could be adversely affected.

Assertions by third parties of infringement or other violations by us of their intellectual property rights could result in significant costs and harm our business and operating results.

Our success depends upon our ability to refrain from infringing upon the intellectual property rights of others. Some companies, including some of our competitors, own large numbers of patents, copyrights and trademarks, which they may use to assert claims against us. As we grow and enter new markets, we will face a growing number of competitors. As the number of competitors in our industry grows and the functionality of products in different industry segments overlaps, we expect that software and other solutions in our industry may be subject to such claims by third parties. Third parties may in the future assert claims of infringement, misappropriation or other violations of intellectual property rights against us. We cannot assure you that infringement claims will not be asserted against us in the future, or that, if asserted, any infringement claim will be successfully defended. A successful claim against us could require that we pay substantial damages or ongoing royalty payments, prevent us from offering our services, or require that we comply with other unfavorable terms. We may also be obligated to indemnify our customers or business partners or pay substantial settlement costs, including royalty payments, in connection with any such claim or litigation and to obtain licenses, modify applications or refund fees, which could be costly. Even if we were to prevail in such a dispute, any litigation regarding our intellectual property could be costly and time-consuming and divert the attention of our management and key personnel from our business operations.

The information that we expect to provide to our clients could be inaccurate or incomplete, which could harm our business reputation, financial condition, and results of operations.

We expect to aggregate, process, and analyze healthcare-related data and information for use by our clients. Because data in the healthcare industry is fragmented in origin, inconsistent in format, and often incomplete, the overall quality of data received or accessed in the healthcare industry is often poor, the degree or amount of data which is knowingly or unknowingly absent or omitted can be material, and we frequently discover data issues and errors during our data integrity checks. If the analytical data that we expect to provide to our clients are based on incorrect or incomplete data or if we make mistakes in the capture, input, or analysis of these data, our reputation may suffer and our ability to attract and retain clients may be materially harmed.

In addition, we expect to assist our clients with the management and submission of data to governmental entities, including CMS. These processes and submissions are governed by complex data processing and validation policies and regulations. If we fail to abide by such policies or submit incorrect or incomplete data, we may be exposed to liability to a client, court, or government agency that concludes that our storage, handling, submission, delivery, or display of health information or other data was wrongful or erroneous.

Our proprietary applications may not operate properly, which could damage our reputation, give rise to a variety of claims against us, or divert our resources from other purposes, any of which could harm our business and operating results.

Proprietary software and application development is time-consuming, expensive, and complex, and may involve unforeseen difficulties. We may encounter technical obstacles, and it is possible that we discover additional problems that prevent our proprietary applications from operating properly. If our applications and services do not function reliably or fail to achieve client expectations in terms of performance, clients could assert liability claims against us and attempt to cancel their contracts with us. Moreover, material performance problems, defects, or errors in our existing or new applications and services may arise in the future and may result from, among other things, the lack of interoperability of our applications with systems and data that we did not develop and the function of which is outside of our control or undetected in our testing. Defects or errors in our applications might discourage existing or potential clients from purchasing services from us. Correction of defects or errors could prove to be time consuming, costly, impossible, or impracticable. The existence of errors or defects in our applications and the correction of such errors could divert our resources from other matters relating to our business, damage our reputation, increase our costs, and have a material adverse effect on our business, financial condition, and results of operations.

As a result of variable sales and implementation cycles, we might not be able to recognize revenue to offset expenditures, which could result in fluctuations in our quarterly results of operations or otherwise adversely affect our future operating results.

The sales cycle for our services is expected to be typically four to six months from initial contact to contract execution, but can vary depending on the particular client, product under consideration, and time of year, among other factors. Some clients, for instance, undertake a more prolonged evaluation process, which has in the past resulted in extended sales cycles. Our sales efforts are expected to involve educating potential clients about the use, technical capabilities, and benefits of our services, and gaining an understanding of their needs and budgets. During the sales cycle, we expect to expend significant time and resources, and we do not recognize any revenue to offset such expenditures, which could result in fluctuations in our quarterly results of operations and adversely affect our future operating results. In addition, we may be unable to enter into definitive contracts at the end of a sales cycle on terms that are favorable to us or at all, in some cases for reasons outside our control, which may materially adversely affect our business and prospects.

After a client contract is signed, we expect to provide an implementation process for the client during which we load, test, and integrate data into our system and train client personnel. Our implementation cycle generally ranges from 20 to 90 days from contract execution to completion of implementation but can vary depending on the amount and quality of the client’s data and how quickly the client facilitates access to data. In addition, for certain clients, our third-party vendors must go through delegation processes in order to become authorized to provide certain services to those clients, which could delay our ability to provide such services to those clients. During the implementation cycle, we expect to expend time, effort, and financial resources implementing our services, but accounting principles do not allow us to recognize the resulting revenue until implementation is complete and the services are available for use by our clients. If implementation periods are extended, revenue recognition will be delayed, which could adversely affect our results of operations in certain periods.

In addition, because most of our revenue in each quarter is expected to be derived from agreements entered into with our clients during previous quarters, the negative impacts resulting from a decline in new or renewed agreements in any one quarter may not be fully reflected in our revenue for that quarter. Such declines, however, would negatively affect our revenue in future periods and the effect of significant downturns in sales of and market demand for our services, and potential changes in our renewal rates or renewal terms may not be fully reflected in our results of operations until future periods. Our sales and implementation cycles are expected to also make it difficult for us to rapidly increase our total revenue through additional sales in any period. As a result, the effect of changes in the industry impacting our business, or changes we experience in our new sales, may not be reflected in our short-term results of operations.

We could experience losses or liability not covered by insurance.

Our business will expose us to risks that are inherent in the provision of analytics and toolsets that assist clinical decision-making. If clients or individuals assert liability claims against us, any ensuing litigation, regardless of outcome, could result in a substantial cost to us, divert management’s attention from operations, and decrease market acceptance of our toolsets. We expect to attempt to limit our liability to clients by contract; however, the limitations of liability set forth in the contracts may not be enforceable or may not otherwise protect us from liability for damages. Additionally, we may be subject to claims that are not explicitly covered by contract. We also maintain general liability coverage; however, this coverage may not continue to be available on acceptable terms, may not be available in sufficient amounts to cover one or more large claims against us, and may include larger self-insured retentions or exclusions for certain products. In addition, the insurer might disclaim coverage as to any future claim. A successful claim not fully covered by our insurance could have a material adverse impact on our liquidity, financial condition, and results of operations.

If we are unable to hire, retain and motivate qualified personnel, our business will suffer.

Our future success depends, in part, on our ability to continue to attract and retain highly skilled personnel. We believe that there is, and will continue to be, intense competition for highly skilled management, engineering, data science, sales and other personnel with experience in our industry. We must provide competitive compensation packages and a high-quality work environment to hire, retain and motivate employees. If we are unable to retain and motivate our existing employees and attract qualified personnel to fill key positions, we may be unable to manage our business effectively, including the development, marketing and sale of our products, which could adversely affect our business, results of operations and financial condition. To the extent we hire personnel from competitors, we also may be subject to allegations that they have been improperly solicited or that they have divulged proprietary or other confidential information. If we are unable to retain our employees, our business, results of operations and financial condition could be adversely affected.

Our Board of Directors may change our strategies, policies, and procedures without stockholder approval, and we may become more highly leveraged, which may increase our risk of default under our debt obligations.

Our investment, financing, leverage, and dividend policies, and our policies with respect to all other activities, including growth, capitalization, and operations, are determined exclusively by our board of directors, and may be amended or revised at any time by our board of directors without notice to or a vote of our stockholders. This could result in us conducting operational matters, making investments, or pursuing different business or growth strategies than those contemplated in this private placement memorandum. Further, our charter and bylaws do not limit the amount or percentage of indebtedness, funded or otherwise, that we may incur. Higher leverage also increases the risk of default on our obligations. In addition, a change in our investment policies, including the manner in which we allocate our resources across our portfolio or the types of assets in which we seek to invest, may increase our exposure to interest rate risk and liquidity risk. Changes to our policies with regards to the foregoing could materially adversely affect our financial condition, results of operations, and cash flow.

The COVID-19 pandemic has impacted our operations and similar unforeseen and uncontrollable events may impact our operations in the future.

The COVID-19 pandemic has resulted in social distancing, travel bans and quarantine, and this has limited access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, have had an impact on our operations, financial condition and demand for our goods and services as well as our overall ability to react timely to mitigate the impact of this event. Also, it has hampered our efforts to comply with our filing obligations with the Securities and Exchange Commission. While we have learned from the COVID-19 pandemic and its result on our operations and financial condition, because of the nature of these events, we cannot assure you that we will be well-prepared for similar unforeseen and uncontrollable events that may occur in the future.

Our business will be subject to the risks of earthquakes, fire, floods and other natural catastrophic events, health epidemics or pandemics, and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or terrorism.

We expect to have facilities located in the Southeast United States, including Florida, a region known for hurricane activity. A significant natural disaster, such as a hurricane or a flood, occurring at our headquarters, at one of our other facilities or where a business partner is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster, health epidemics or pandemic, or man-made problem were to affect our network service providers or Internet service providers, this could adversely affect the ability of our customers to use our products and platform. In addition, health epidemics or pandemics, natural disasters and acts of terrorism could cause disruptions in our business, or the businesses of our customers or service providers. We also expect to rely on our network and third-party infrastructure and enterprise applications and internal technology systems for our engineering, sales and marketing and operations activities. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a health epidemic or pandemic, natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.

Our solutions face intense competition in the marketplace. If we are unable to compete effectively, our operating results could be adversely affected.

The market for our solutions is increasingly competitive, rapidly evolving and fragmented, and is subject to changing technology and shifting customer needs. Although we believe that our platform and the solutions that it offers are unique, many vendors develop and market products and services that compete to varying extents with our offerings, and we expect competition in our market to continue to intensify. Moreover, industry consolidation may increase competition.

Many of our existing expected competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, more established customer bases and significantly greater financial, technical, marketing and other resources than we do. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements. We could lose customers if our competitors introduce new competitive products and technologies, add new features, acquire competitive products, reduce prices, form strategic alliances with other companies or are acquired by third parties with greater available resources. We expect to also face competition from a variety of vendors of cloud-based and on-premise software applications that address only a portion of one of our solutions. We may also face increasing competition from open source software initiatives, in which competitors may provide software and intellectual property for free. In addition, if a prospective customer is currently using a competing solution, the customer may be unwilling to switch to our solutions without access to setup support services. If we are unable to provide those services on terms attractive to the customer, the prospective customer may be unwilling to utilize our solutions. If our competitors’ products, services or technologies become more accepted than our solutions, if they are successful in bringing their products or services to market earlier than ours, or if their products or services are more technologically capable than ours, then our revenue could be adversely affected. In addition, some of our competitors may offer their products and services at a lower price. If we are unable to achieve our target pricing levels, our operating results would be negatively affected. Pricing pressures and increased competition could result in reduced sales, reduced margins, losses or a failure to maintain or improve our competitive market position, any of which would adversely affect our business.

If we do not keep pace with technological changes, our solutions may become less competitive and our business may suffer.

Our market is expected to be characterized by rapid technological change, frequent product and service innovation and evolving industry standards. If we are unable to provide enhancements and new features for our existing solutions or new solutions that achieve market acceptance or that keep pace with these technological developments, our business could be adversely affected. The success of enhancements, new features and solutions depends on several factors, including the timely completion, introduction and market acceptance of the enhancements or new features or solutions. Failure in this regard may significantly impair our revenue growth. In addition, because our solutions are designed to operate on a variety of systems, we will need to continuously modify and enhance our solutions to keep pace with changes in internet-related hardware, software, communication, browser and database technologies. We may not be successful in either developing these modifications and enhancements or in bringing them to market in a timely fashion. Furthermore, uncertainties about the timing and nature of new network platforms or technologies, or modifications to existing platforms or technologies, could increase our research and development expenses. Any failure of our solutions to keep pace with technological changes or operate effectively with future network platforms and technologies could reduce the demand for our solutions, result in customer dissatisfaction and adversely affect our business.

We may record future intangible asset impairment charges related to one or more of our subsidiaries, which could materially adversely impact our results of operations.

We test our goodwill balances during the fourth quarter of each year for impairment, or more frequently if indicators are present or changes in circumstances suggest that impairment may exist. We assess goodwill for impairment at the reporting unit level and, in evaluating the potential for impairment of goodwill, we make assumptions regarding estimated revenue projections, growth rates, cash flows and discount rates. On a quarterly basis, we monitor the key drivers of fair value to detect events or other changes that would warrant an interim impairment test of our goodwill and other intangible assets. Relatively small declines in the future performance and cash flows of a reporting unit or asset group, changes in our reporting units or in the structure of our business as a result of future reorganizations, acquisitions or divestitures of assets or businesses, or small changes in other key assumptions, may result in the recognition of significant asset impairment charges, which could have a material adverse impact on our results of operations.

Economic conditions or changing consumer preferences could adversely impact the Company.

A downturn in economic conditions in one or more of its markets, such as the current global pandemic associated with COVID-19, could have a material adverse effect on the results of operations, financial condition, business and prospects. Although the Company attempts to stay informed of customer preferences, any sustained failure to identify and respond to trends could have a material adverse effect on its results of operations, financial condition, business and prospects.

The Company’s success depends upon its ability to adapt to a changing market and its continued development of additional services.

Although the Company believes that it will provide a competitive range of products and services, there can be no assurance of acceptance by the marketplace. The procurement of new contracts by the Company may be dependent upon the continuing results achieved with current clients, upon pricing and operational considerations, as well as the potential need for continuing improvement to existing services. Moreover, the markets for such services may not develop as expected nor can there be any assurance that the Company will be successful in its marketing of any such services.

Legal claims could be filed that would have a material adverse effect on our business, operating results and financial condition. We may in the future face risks of litigation and liability claims on technological liability and other matters, the extent of such exposure can be difficult or impossible to estimate and which can negatively impact our financial condition and results of operations.

From time to time, we may be involved in disputes or regulatory inquiries that arise in the ordinary course of business. We expect that the number and significance of these potential disputes may increase as our business expands and our company grows larger. While our agreements with customers limit our liability for damages arising from our solutions, we cannot assure you that these contractual provisions will protect us from liability for damages in the event we are sued. Although we may carry general liability insurance coverage, our insurance may not cover all potential claims to which we are exposed or may not be adequate to indemnify us for all liability that may be imposed. Any claims against us, whether meritorious or not, could be time consuming, result in costly litigation, require significant amounts of management time, and result in the diversion of significant operational resources. Because litigation is inherently unpredictable, we cannot assure you that the results of any of these actions will not have a material adverse effect on our business, financial condition, results of operations and prospects.

Although there is no current pending litigation against the Company or its subsidiaries, in the future, clients or competitors may threaten lawsuits for what they believe to be infractions against themselves.

Our operations are subject to numerous US laws and regulations. Liability under these laws involves inherent uncertainties. Violations of these laws and regulations are subject to civil, and, in some cases, criminal sanctions. Although we are not aware of any compliance related issues, we may not have been, or may not be, at all times, in complete compliance with all requirements, and we may incur costs or liabilities in connection with such requirements. We may also incur unexpected interruptions to our operations, administrative injunctions requiring operation stoppages, fines and other penalties.

There can also be no assurance that any insurance coverage we take will be adequate or that we will prevail in any future cases. We can provide no assurance that we will be able to obtain liability insurance that would protect us from any such lawsuits. We are not currently subject to any claims from our employees or customers; however, we may be subject to such claims in the future. In the event that are not covered by insurance, our management could expend significant time addressing any such issues.

If we fail to maintain an effective system of disclosure controls and internal control over financial reporting, our ability to produce timely and accurate financial statements or comply with applicable regulations could be impaired.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards of the New York Stock Exchange. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs; make some activities more difficult, time-consuming, and costly; and strain our personnel, systems, and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are also required to make a formal assessment and provide an annual management report on the effectiveness of our internal control over financial reporting, which must be attested to by our independent registered public accounting firm. In order to maintain the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, resources, including accounting-related costs and management oversight.

Additionally, current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, other additional weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to maintain or develop effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting.

The notes to our financials for the fiscal year ended December 31, 2019 and 2018 includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

The notes accompanying our December 31, 2019 and 2018 audited financial statements, and as noted on the Report of Independent Public Accounting Firm, contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that the Company will continue as a going concern.” Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

ITEM 1B. UNRESOLVED STAFF COMMENTS

     None.

ITEM 2. PROPERTIES

        Our operations headquarters office is located at 55 Ivan Allen Jr. Blvd. NW, Suite 875, Atlanta, Georgia, 30308, which we believe is sufficient to accommodate anticipated future growth. In addition, we maintain a corporate accounting office located in St. Petersburg, Florida.  We believe our existing leased facilities are in good condition and suitable for the conduct of our business.

ITEM 3. LEGAL PROCEEDINGS

From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended December 31, 2019.

ITEM 4. (REMOVED AND RESERVED)

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

In connection with the Acquisition, the Company amended its certificate of incorporation to (i) effect a reverse stock split of the Company Shares at a ratio of 1 for 500 and (ii) change its name to Clinigence Holdings, Inc. to better align with the business of Clinigence. Both our CUSIP number and our trading symbol changed as a result of the name change. Effective October 31, 2019, the Financial Information Regulatory Association, Inc. (“FINRA”) confirmed and announced the Company’s name change, reverse stock split and our new trading symbol of “CLNH,” although the letter “D” was appended to the Company’s current trading symbol IGMB for approximately 20 trading days following the Closing to indicate the completion of the reverse stock split. The new CUSIP number for the Company Shares following the reverse stock split is 18727D105. The Company Shares began trading on the OTC Pink Marketplace with the new name and symbol on a reverse stock split-adjusted basis on November 1, 2019.

HOLDERS

 As of May 14, 2020, there are 4,629,179 (not including 20 thousand shares held in treasury stock) shares of our common stock outstanding, held of record by approximately 2,000 persons. There are 2,000,000 shares held in reserve. We have 1,065,251 common stock warrants outstanding and 672,758 common stock options outstanding.

As of May 14, 2020, approximately 777,108 shares of our common stock are eligible to be sold under Rule 144.

Options

Stock option activity during the years ended December 31, 2019 and 2018 follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2017	—	—	—
No option activity	—	—	—
Options outstanding at December 31, 2018	—	—	—
Options granted	48,854	5.11
Options outstanding at December 31, 2019	48,854	5.11	8.05

Options outstanding at December 31, 2019 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
August 5, 2019	44,854	44,854	$5.56	August 5, 2029
October 29, 2019	400	400	$0.01	March 24, 2020
October 29, 2019	3,600	3,600	$0.0725	June 6, 2027
Total	48,854	48,854

Warrants

In 2018, we issued fully vested warrants to investors as part of a private placement offering. Each unit offered in the private placement consisted of one share of common stock, and a warrant convertible into 0.4 shares of common stock at an exercise of $1.50 per whole share. The warrants are exercisable for a period of five years from the date of issuance. The warrants were cancelled on March 1, 2019 and reissued upon the Qualmetrix acquisition and are each convertible into one share of common stock at an exercise price of $6.67 per share until December 31, 2024.

Warrant activity during the years ended December 31, 2019 and 2018 follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2017	91,365	$0.44	1.58
Warrants granted	47,632	$1.50
Warrants outstanding at December 31, 2018	138,997	$0.81	5.55
Warrants granted	1,065,251	$6.04
Warrants cancelled	(138,997)	$0.81
Warrants outstanding at December 31, 2019	1,065,251	$6.04	5.17

Warrants outstanding at December 31, 2019 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
March 21, 2019	96,433	96,433	$6.67	December 31, 2024
April 30, 2019	3,598	3,598	$6.67	December 31, 2024
May 13, 2019	14,393	14,393	$6.67	December 31, 2024
May 28, 2019	199,703	199,703	$6.67	December 31, 2024
June 5, 2019	7,197	7,197	$6.67	December 31, 2024
June 25, 2019	208,361	208,361	$6.67	December 31, 2024
September 6, 2019	25,188	25,188	$6.67	December 31, 2024
October 29, 2019	1,500	1,500	$25.00	February 5, 2023
October 29, 2019	1,500	1,500	$25.00	April 27, 2023
November 15, 2019	39,000	39,000	$1.25	October 31, 2025
November 15, 2019	204,361	204,361	$5.56	October 31, 2025
November 19, 2019	260,312	260,312	$5.56	October 31, 2025
December 31, 2019	3,415	3,415	$5.56	October 31, 2025
Total	1,065,251	1,065,251

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

EQUITY COMPENSATION PLAN INFORMATION

In 2019, we adopted the 2019 Omnibus Equity Incentive Plan (the "2019 Plan").   Awards granted under the 2019 Plan have a ten-year term and may be incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units or performance shares. The awards are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a four-year period.

RECENT SALES OF UNREGISTERED SECURITIES

During 2019 we sold securities in transactions not registered under the Securities Act of 1933, as amended (the “Securities Act”).

Designation of Preferred Stock

On August 2, 2018, the Company filed a Certificate of Designation with the Delaware Division of Corporations whereby the Company designated a Series A Preferred Stock and issued 1,000 shares to the Company’s CEO. The holders of Series A Preferred Stock will have voting rights, when combined with their existing holdings of the Company’s common stock, that entitle them to have an aggregate of 51% of the votes eligible to be cast by all stockholders with respect to all matters brought before a vote of the stockholders of the Company. In connection with the Clinigence reverse merger on October 29, 2019, the Company filed a Certificate of Withdrawal of the Certificates of Designation, Preferences and Rights of the Series A Preferred Stock with the Delaware Secretary of State and returned all previously designated shares to their status as authorized preferred stock available for issuance.

Reverse Stock Split

On October 25, 2019, prior to the effectiveness of the Reverse Merger Agreement, we effected a 1-for-500 reverse stock split of our common stock. On the effective date of the reverse stock split, each 500 shares of outstanding common stock were reduced to one share of common stock. All share and per share information presented have been adjusted on a retrospective basis to reflect this 1-for-500 reverse stock split.

Common Stock Issued

On August 8, 2018, the Board unanimously approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of Common Stock which the Company is authorized to issue from Four hundred million (400,000,000) to Eight Hundred Million (800,000,000) shares of Common Stock, $0.001 par value per share.

In connection with the reverse merger acquisition with Clinigence we issued 797,108 common shares valued at $1.05 per share to the shareholders of iGambit on October 29, 2019.

In connection with the acquisition of Qualmetrix we issued 1,124,594 common shares valued at $3.71 per share to the shareholders of Qualmetrix on March 1, 2019.

We sold 739,891 shares of common stock to various investors valued at $5.56 per share in the year ended December 31, 2019 for proceeds of $4,112,500.

We issued 212,522 restricted common shares for services in connection with the Qualmetrix acquisition on March 1, 2019, valued at $308,157.

In connection with the convertible notes payable (see below) the noteholders converted $399,996 of principal balance to 143,642 shares of common stock during the year ended December 31, 2019. The stock issued was determined based on the terms of the convertible notes.

We sold 80,961 shares of common stock to various investors valued at $5.56 per share in the fourth quarter of 2018 for proceeds of $450,000.

Convertible Notes Payable

During the year ended December 31, 2019, we issued 143,642 shares of common stock for the full conversion of previously outstanding related party convertible notes totaling $399,996. We recognized a loss on extinguishment of the debt of $130,140 based on the difference between the fair value of the stock issued and the net carrying amount of the debt totaling $399,996 on the date of conversion.

In March 2019, we made a cash payment totaling $200,000 to settle a previously outstanding convertible note payable. In conjunction with the payment, approximately 400,000 underlying warrants to purchase units of CLI expired unexercised. During the year ended December 31, 2019 we recognized total interest expense of $92,158.

Under a subscription agreement dated November 19, 2019, we issued convertible promissory notes to various individuals totaling $2,345,375 at December 31, 2019. The notes are convertible at any time through the maturity date of October 31, 2020. Each noteholder received warrants to purchase common stock of 50% of the principal at an exercise price of $1.25 with an expiration date of October 31, 2025. Notes payable is presented net of debt discount of $328,652.

Clinigence Holdings, Inc. issued convertible debentures in the amount of $75,000 to three individuals in 2016 and 2017. We restated the convertible debentures on November 15, 2019 to comply with the terms of the November 19, 2019 promissory notes previously mentioned and added $22,500 of accrued interest to the principal balances. Notes payable is presented net of debt discount of $2,163.

Convertible notes payable consisted of the following at December 31, 2019 and 2018:

	2019	2018
Notes payable convertible into CLNH common units at $.44 per unit; nominal interest rate of 5%; matured in March 2019	$—	$200,000
Notes payable convertible into CLNH common units at $.59 per unit; nominal interest rate of 12%; matured at various dates from August 2019 to August 2021; converted in May 2019	—	399,996
Notes payable convertible into Clinigence common shares at $5.56 per share; nominal interest rate of 10%; maturing in October 2020	2,016,723	—
Notes payable convertible into Clinigence common shares at $1.25 per share; nominal interest rate of 10%; maturing in October 2020	95,337	—
Total convertible notes payable	2,112,060	599,996

ITEM 6. SELECTED FINANCIAL DATA

     Not Required

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SIGNIFICANT ACCOUNTING POLICIES

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

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Clinigence Health, Inc., and HealthDatix Inc..  All intercompany accounts and transactions have been eliminated.

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

Fair Value Measurements

We adopted the provisions of ASC Topic 820, Fair Value Measurements and Disclosures, which defines fair value as used in numerous accounting pronouncements, establishes a framework for measuring fair value and expands disclosure of fair value measurements.

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

Level 1 – quoted prices in active markets for identical assets or liabilities

Level 2 – quoted prices for similar assets and liabilities in active markets or inputs that are observable

Level 3 – inputs that are unobservable (for example cash flow modeling inputs based on assumptions)

Convertible Instruments

We evaluate and account for conversion options embedded in convertible instruments in accordance with ASC 815, Derivatives and Hedging Activities.

Applicable GAAP requires companies to bifurcate conversion options from their host instruments and account for them as free-standing derivative financial instruments according to certain criteria. The criteria include circumstances in which (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

We account for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of redemption.

We account for the conversion of convertible debt when a conversion option has been bifurcated using the general extinguishment standards. The debt and equity linked derivatives are removed at their carrying amounts and the shares issued are measured at their then-current fair value, with any difference recorded as a gain or loss on extinguishment of the two separate accounting liabilities.

Revenue Recognition

Revenue is generated primarily by software licenses, training, and consulting. Software licenses are provided as SaaS-based subscriptions that grants access to proprietary online databases and data management solutions. Training and consulting are project based and billable to customers on a monthly-basis or task-basis.

Revenue from training and consulting are generally recognized upon delivery of training or completion of the consulting project. The duration of training and consulting projects are typically a few weeks or months and last no longer than 12 months.

SaaS-based subscriptions are generally marketed under multi-year agreements with annual, semi-annual, quarterly, or month-to-month renewals and revenue is recognized ratably over the renewal period with the unearned amounts received recorded as deferred revenue. For multiple-element arrangements accounted for in accordance with specific software accounting guidance, multiple deliverables are segregated into units of accounting which are delivered items that have value to a customer on a standalone basis.

On January 1, 2019, we adopted the new revenue recognition standard Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, using the modified retrospective method. The modified retrospective adoption used by the Company did not result in a material cumulative effect adjustment to the opening balance of accumulated deficit. Revenue from substantially all the Company’s contracts with customers continues to be recognized over time as performance obligations are satisfied.

We provide our customers with software licensing, training, and consulting through SaaS-based subscriptions. This subscription revenue represents revenue earned under contracts in which we bill and collect the charges for licensing and related services. We determine the measurement of revenue and the timing of revenue recognition utilizing the following core principles:

1.	Identifying the contract with a customer;
2.	Identifying the performance obligations in the contract;
3.	Determining the transaction price;
4.	Allocating the transaction price to the performance obligations in the contract; and
5.	Recognizing revenue when (or as) the Company satisfies its performance obligations.

Revenues from subscriptions are deferred when cash payments are received in advance of the satisfaction of the Company’s performance obligations and recognized over the period in which the performance obligations are satisfied. We complete our contractual performance obligations through providing our customers access to specified data through subscriptions for a service period, and training on consulting associated with the subscriptions. We primarily invoice our customers on a monthly basis and does not provide any refunds, rights of return, or warranties to its customers.

Cost of Sales

Our costs of sales primarily consist of cloud computing and storage costs, datasets, and contracted and internal labor costs.

Advertising Costs

We expense advertising costs as incurred. Advertising costs of $115,647 and $0 were charged to operations for the years ended December 31, 2019 and 2018, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. We do not have any cash equivalents as of December 31, 2019 and 2018. We are exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured.

Accounts Receivable

We analyze the collectability of accounts receivable from continuing operations each accounting period and adjusts its allowance for doubtful accounts accordingly.  A considerable amount of judgment is required in assessing the realization of accounts receivables, including the creditworthiness of each customer, current and historical collection history and the related aging of past due balances.  We evaluate specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment.

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

Office equipment and fixtures	5 - 7 years
Computer hardware	5 years
Computer software	3 years
Development equipment	5 years

Amortization

Intangible assets are amortized using the straight-line method over the estimated lives of the respective assets as follows:

Developed technology 13 years
Customer relationships	10 years

Long-Lived Assets

We assess the valuation of components of our property and equipment and other long-lived assets whenever events or circumstances dictate that the carrying value might not be recoverable. We base our evaluation on indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such factors indicate that the carrying amount of an asset or asset group may not be recoverable, we determine whether an impairment has occurred by analyzing an estimate of undiscounted future cash flows at the lowest level for which identifiable cash flows exist. If the estimate of undiscounted cash flows during the estimated useful life of the asset is less than the carrying value of the asset, we recognize a loss for the difference between the carrying value of the asset and its estimated fair value, generally measured by the present value of the estimated cash flows.

Deferred Revenue

Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from our support and maintenance services, we recognize such revenues when services are completed and billed. We received deposits from our various customers that have been recorded as deferred revenue and presented as current liabilities in the amount of $165,560 and $0 as of December 31, 2019 and 2018, respectively.

Stock-Based Compensation

We accounts for our stock-based awards granted under our employee compensation plan in accordance with ASC Topic No. 718-20, Awards Classified as Equity, which requires the measurement of compensation expense for all share-based compensation granted to employees and non-employee directors at fair value on the date of grant and recognition of compensation expense over the related service period for awards expected to vest.  We use the Black-Scholes option pricing model to estimate the fair value of its stock options and warrants. The Black-Scholes option pricing model requires the input of highly subjective assumptions including the expected stock price volatility of the Company’s common stock, the risk free interest rate at the date of grant, the expected vesting term of the grant, expected dividends, and an assumption related to forfeitures of such grants.  Changes in these subjective input assumptions can materially affect the fair value estimate of the Company’s stock options and warrants.

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

We apply the provisions of ASC Topic No. 740 for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in our financial statements. In accordance with this provision, tax positions must meet a more-likely-than-not recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position.

Recent Accounting Pronouncements

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

Clinigence is a company focused on the medical technology markets. Our primary focus is the expansion of our medical technology business through our wholly-owned subsidiary Clinigence Health, Inc.

Year Ended December 31, 2019 as Compared to Year Ended December 31, 2018

 Assets. At December 31, 2019, we had $1,243,352, in current assets and $6,692,504 in total assets, compared to $305,417 in current assets and $449,428 in total assets as of December 31, 2018. There was an increase in current assets from the increase in cash, and there was an increase in total assets as a result of the QualMetrix acquisition of intangible assets.

 Liabilities. At December 31, 2019, we had total liabilities of $4,834,071 compared to $1,946,781 at December 31, 2018. Our total liabilities at December 31, 2019 consisted of current liabilities including accounts payable and accrued expenses of $1,752,659, accrued interest on notes payable of $34,358 amounts due to related parties of $128,477, lease liability of $50,406, deferred revenue of $165,560, current portion of convertible notes payable of $2,112,060 and current portion of notes payable of $366,933, whereas our total liabilities at December 31, 2018 consisted of current liabilities including accounts payable and accrued expenses of $567,006, current portion of convertible notes payable of $300,000 and notes payable $177,055. We had long-term liabilities consisting of lease liability of $223,618 for the year ended December 31, 2019 and convertible notes payable, net of current portion and discounts of $299,996 and notes payable, net of current portion and discounts of $602,724 for the year ended December 31, 2018. The increase in liabilities was primarily due to an increase in accounts payable and accrued expenses, and an increase in convertible notes payable.

Stockholders’ Equity (Deficiency). Our Stockholders’ Equity was $1,858,433 at December 31, 2019 compared to Stockholders’ Deficiency of $1,497,353 at December 31, 2018. This increase was due to an increase in additional paid in capital as a result of the Company’s 2019 merger and acquisition activity.

Revenue. We had revenue of $1,366,419 for the year ended December 31, 2019, compared to $1,366,996 for the year ended December 31, 2018. We had a loss from operations of $(6,897,848) and $(840,398) for the years ended December 31, 2019 and December 31, 2018, respectively.

Costs and Expenses

Cost of Sales. We had cost of sales of $830,443 for the year ended December 31, 2019, compared to $507,640 for the year ended December 31, 2018. Our cost of sales for the year ended December 31, 2019 consisted of direct labor costs of $288,311, service hosting costs of $363,475, and third-party software costs of $178,657. Whereas our cost of sales for the year ended December 31, 2018 consisted of direct labor costs of $189,003, service hosting costs of $185,521, and third-party software costs of $133,116. The increase in cost of sales was due to our efforts to continue to integrate the technology of QualMetrix into our platform.

Operating Expenses. General and Administrative expense was $3,667,178 and $945,607 for the years ended December 31, 2019 and December 31, 2018, respectively. Our General and Administrative expense for the year ended December 31, 2019 consisted of general corporate overheard of $283,302, payroll and related costs of $861,318, rent and other facility costs of $97,966, legal fees of $738,986, accounting and audit fees of $279,254, stock based compensation expense of $450,054, consulting, financing and related fees of $710,449 and general overhead including travel and insurance of $245,849. Our General and Administrative expense for the year ended December 31, 2018 consisted of general corporate overheard of $183,057, payroll and related costs of $506,301, stock-based compensation of $160,770, rent and other facility costs of $77,084, and general overhead including travel and insurance of $18,395. Significant portions of our professional fees and payroll costs in 2019 are related to merger activity. We expect our overall corporate overhead to remain flat and we do not expect to incur professional fees at these levels within the ordinary course of business unless we pursue additional merger and acquisitions activity. Currently, we are not under contract to acquire any companies. We are continuing towards completing the proposed transaction with Accountable Healthcare America, Inc. and a NASDAQ Listed public company as disclosed on our current report on Form 8-K filed on November 8, 2019 and subsequent Press Release issued on February 4, 2020.

The COVID-19 pandemic has resulted in social distancing, travel bans and quarantine, and this has limited access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, have had an impact on our operations, financial condition and demand for our goods and services as well as our overall ability to react timely to mitigate the impact of this event. Also, it has hampered our efforts to comply with our filing obligations with the Securities and Exchange Commission. While we have learned from the COVID-19 pandemic and its result on our operations and financial condition, because of the nature of these events, we cannot assure you that we will be well-prepared for similar unforeseen and uncontrollable events that may occur in the future.

Sales and Marketing expense was $577,739 and $208,924 for the years ended December 31, 2019 and December 31, 2018, respectively. Sales and Marketing expense for the year ended December 31, 2019 primarily consisted of payroll for marketing personnel expense of $322,168, advertising and marketing consulting costs of $102,156 and $153,415 in trade shows including travel costs and other advertising and media campaigns. Sales and Marketing expense for the year ended December 31, 2018 primarily consisted of payroll for marketing personnel expense of $162,878, and $46,046 in trade shows including travel costs and other advertising and media campaigns.

Research and Development expense was $768,103 and $545,223 for the years ended December 31, 2019 and December 31, 2018, respectively, and consisted of internal payroll and external consultants continuing to develop and improve our platform.

Impairment of Goodwill. We recorded an impairment charge of the Company’s goodwill of $2,257,058 for the year ended December 31, 2019 arising from goodwill impairment incurred with the Acquisition. The net assets acquired included significant intangible assets related to our HealthDatix subsidiary. We discontinued operations of our HealthDatix subsidiary in February 2020, and accordingly, we do not expect to receive future economic benefits from such goodwill. We had no impairment expenses in the year ended December 31, 2018.

Other Income (Expense). For the year ended December 31, 2019 we reported a non-recurring loss on extinguishment of debt for related party convertible debt conversions of $130,140 based on the difference between the estimated fair value of the stock issued ($0.83 per share) to convert the debt and the net carrying amount of the debt totaling $399,997 on the date of conversion. We had interest expense of $92,158 and $109,799 on outstanding notes and convertible notes payable, for the years ended December 31, 2019 and 2018, respectively. We had interest income of $3,626 and $68 for the years ended December 31, 2019 and 2018, respectively.

LIQUIDITY AND CAPITAL RESOURCES

General

As reflected in the accompanying consolidated financial statements, we had cash of $1,065,434 and $119,267 as of December 31, 2019 and 2018, respectively. As of December 31, 2019, we had a working capital deficiency and we have operated at a net loss since inception. In order to execute our business plans, including the expansion of operations, our primary capital requirements in 2020 are likely to rise. It is not possible to quantify those costs at this point in time, in that they depend on Clinigence Health’s business opportunities and the state of the overall economy. We anticipate raising capital in the private markets to cover any such costs, though there can be no guaranty we will be able to do so on terms we deem to be acceptable. We do not have any plans at this point in time to obtain a line of credit or other loan facility from a commercial bank.

Cash Flow Activity

Cash used in operating activities was $4,040,578 for the year ended December 31, 2019, compared to $480,049 for the year ended December 31, 2018. Net cash used in operating activities primarily consisted of our operating revenues not being sufficient to cover our on-going obligations partially off-set by a non-recurring, non-cash goodwill impairment charge of $2,257,058 and loss on debt conversion of 130,396. Additional contributing factors to the change were from amortization of $156,092, non-cash interest expense of $140,487, stock based compensation expense of $450,054 an increase in accounts receivable of $111,567, a decrease in accounts payable and accrued expenses of $304,441, and an increase in deferred revenue of $165,260.

Cash used in investing activities was $748,196 and $116,964 for the years ended December 31, 2019 and December 31, 2018, respectively. Net cash used in investing activities primarily consisted of advances to acquisition targets of $577,046, as well as the acquisition of property and equipment of $84,002, and restricted cash of $100,000 to secure a letter of credit for our Atlanta operations office facility.

Cash provided by financing activities was $5,734,941 and $704,571 for the years ended December 31, 2019 and December 31, 2018, respectively. We issued shares of common stock for net cash proceeds of $4,112,500, issued notes and convertible notes for proceeds of $2,359,700, and made principal payments on previously outstanding notes and convertible notes payable totaling $737,259.

Plan of Operation and Funding

We expect that working capital requirements will continue to be funded through a combination of our existing funds and further issuances of securities. Our working capital requirements are expected to increase in line with the growth of our business. Existing working capital, further advances and debt instruments, and anticipated cash flow are anticipated to be adequate to fund our operations over the next twelve months. We have no lines of credit or other bank financing arrangements. Generally, we have financed operations to date through the proceeds of the private placement of equity and debt instruments. In connection with our business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. We intend to finance these expenses with further issuances of securities, and debt issuances. Thereafter, we expect we will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock that may have a greater dilutive impact to our current shareholders. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, we may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict our business operations.

The notes accompanying our December 31, 2019 and 2018 audited financial statements, and as noted on the Report of Independent Public Accounting Firm, contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that the Company will continue as a going concern.” Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our chief executive officer concluded as of the Evaluation Date that our disclosure controls and procedures were not effective such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our chief executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Based upon such evaluation, our management concluded that we did not maintain effective internal control over financial reporting as of December 31, 2019 based on the COSO framework criteria, as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were:

1.	Inadequate segregation of duties throughout most of 2019; prior to the Acquisition management was dominated by a single individual without adequate compensating controls
2.	We did not maintain appropriate cash controls. As of December 31, 2019, the Company has not maintained sufficient internal controls over financial reporting for the cash process, including failure to segregate cash handling and accounting functions, and did not require dual signature on the Company’s bank accounts.
3.	We did not implement appropriate information technology controls. As at December 31, 2019, the Company retains copies of all financial data and material agreements; however there is no formal procedure or evidence of normal backup of the Company’s data or off-site storage of data in the event of theft, misplacement, or loss due to unmitigated factors.

The aforementioned material weaknesses were identified by our Chief Financial Officer in connection with the review of our financial statements as of December 31, 2019. Management believes that the material weaknesses set forth above did not have an effect on our financial results. Subsequent to December 31, 2019, we remedied our disclosure controls and procedures

Limitations on Effectiveness of Controls and Procedures

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

ITEM 9B. OTHER INFORMATION

     None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Our board of directors manages our business and affairs. Under our Articles of Incorporation and Amended and Restated Bylaws, the Board of directors shall consist of one or more members and shall hold office until the expiration of the term for which elected and until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal. Currently, our Board consists of nine directors all elected to serve on October 29, 2019.

Warren Hosseinion, M.D., Chairman of the Board and Director

Dr. Hosseinion is a director and Chairman of the Board of Clinigence Holdings, Inc. since April 2019. Dr. Hosseinion has been a member of the Board of Directors of Apollo Medical Holdings, Inc. since July 2008, the Chief Executive Officer of Apollo Medical Holdings, Inc. from July 2008 to December 2017, and the Co-Chief Executive Officer of Apollo Medical Holdings, Inc. from December 2017 to March 2019. In 2001, Dr. Hosseinion co-founded ApolloMed Hospitalists. Dr. Hosseinion received his B.S. in Biology from the University of San Francisco, his M.S. in physiology and biophysics from the Georgetown University Graduate School of Arts and Sciences, his medical degree from the Georgetown University School of Medicine, and his residency in internal medicine from the Los Angeles County-University of Southern California Medical Center.

Jacob Margolin, Chief Executive Officer and Director

Mr. Margolin is the Chief Executive Officer and a director of Clinigence Holdings, Inc. Mr. Margolin is a successful serial entrepreneur with over 25 years’ experience in HIT, and is the Co-Founder of Clinigence, LLC. In the mid-1990’s, Mr. Margolin co-founded a pioneering Medical Imaging technology company and led its marketing, global business development and North American operations through a $50 million acquisition by Carestream Health (2004). In 2005, he joined Accelerad – a Georgia Tech Advanced Technology Development Center (ATDC) incubator company acquired in 2014 by Nuance Communications (NASDAQ: NUAN). In 2008, he started a consulting firm helping Israeli medical technologies enter the US market. In 2010, Mr. Margolin founded Clinigence, LLC with the vision that big data and business intelligence technologies would become crucial to the healthcare industry. Mr. Margolin holds an MS degree in medical physics (magna cum laude) and BS degrees in Mathematics and Physics (magna cum laude) from Tel-Aviv University in Israel. He is a board member of the American-Israeli Chamber of Commerce and a member of the Technology Association of Georgia (TAG) and HIMSS.

Lawrence Schimmel, M.D., Chief Medical Officer and Director

Dr. Schimmel is a director of Clinigence Holdings, Inc. and the Chief Medical Officer of Clinigence Holdings, Inc. since April 2019. In 2013 he co-founded and served as Chief Medical Officer of QualMetrix, Inc., a healthcare analytics company headquartered in South Florida, until QualMetrix, Inc. merger with Clinigence LLC. Dr. Schimmel is also the founding Chairman of Professional Bank headquartered in South Florida from 2018 to present. Previously, Dr. Schimmel was the managing partner of Allied Health Advisors, LLC a boutique healthcare consulting company in Miami. Dr. Schimmel is a serial medical-related business entrepreneur having been Co-founder and CEO of Allied Health Group, a national medical management company, and Florida Specialty Network. Allied Health Group and Florida Specialty Network managed approximately $500 million in provider payments on behalf of managed care organizations for approximately 3 million lives during his time as CEO. Allied Health Group was a licensed TPA in Florida and Texas and acted as a third-party intermediary in other areas of the country. Previously, Dr. Schimmel was the Founding Chairman and served on the Board of Directors of Megabank and subsequently served on the Board of Directors of Executive National Bank in South Florida. Dr. Schimmel practiced General and Vascular Surgery in the Miami community for 18 years. In addition to his lengthy medical career as a general and vascular surgeon, he held a management role with the South Florida Surgical Group, and has consulted for physicians, hospitals, healthcare delivery systems, and Fortune 500 companies.

He received his B.A. from Rutgers College, received his Doctor of Medicine degree from the New Jersey College of Medicine and conducted his post graduate training at the University of Miami.

Elisa Luqman, Chief Financial Officer, General Counsel and Director

Ms. Luqman is the co-founder of iGambit, Inc., formerly bigVault Storage Technologies, with over 20 years of experience with intellectual property and technology companies. Prior to co-founding the iGambit, Inc., Ms. Luqman was president of University Software Corp., a software development company focused on a wide range of student educational and intellectual applications. Ms. Luqman was Chief Operating Officer of iGambit, Inc., from April 1, 2000 until February 28, 2006. From March 1, 2006 through February 28, 2009, Ms. Luqman was employed as Chief Operating Officer of the Vault Services Division of Digi-Data Corporation, the company that acquired iGambit, Inc.’s assets in 2006, and subsequently during her tenure with Digi-Data Corporation she became the in-house general counsel for the entire corporation. In that capacity she was responsible for acquisitions, mergers, patents, and employee contracts, and worked very closely with Digi-Data’s outside counsel firms. As of March 1, 2009, Ms. Luqman rejoined iGambit, Inc. as Chief Financial Officer, General Counsel and Director. Ms. Luqman has overseen and been responsible for iGambit, Inc.’s SEC filings and public company compliance requirements from its initial Form 10 filing with the SEC in 2010 through the present. Ms. Luqman received a BA degree in Marketing, a JD in Law, and a MBA Degree in Finance from Hofstra University. Ms. Luqman is a member of the bar in New York and New Jersey.

David Meiri, Director

Mr. Meiri was a member of the Board of Managers of Clinigence, LLC. Since 2014 Mr. Meiri has served as a Director of Software Engineering in the Xtremio Division of Dell EMC, has been leading a project for Native Replication of contents-based data storage, David has received multiple awards for innovation at Dell EMC, including the 2018 and 2019 prolific inventor awards, and holds close to a hundred patents. He has led several such projects for third parties resulting in the successful commercialization of products. Mr. Meiri has expertise in high-performance multi-threaded systems, storage arrays and data replication. Since 1997 he has developed, innovated, and led teams building products in diverse technologies such as synchronous and asynchronous remote replication, business continuity, high availability, clones & snapshots, active/active replication, and performance optimization. Mr. Meiri has researched virtualization technologies and integration of hypervisors with storage products. This led him to work on federation, cluster algorithms and cloud infrastructure. Other areas Mr. Meiri is interested in are caching, data reduction, encryption, data deduplication and compression. He holds 78 US issued patents with an additional 30 pending. Mr. Meiri holds a Ph.D. in Mathematics (Ergodic Theory), from the Hebrew University in Jerusalem, Israel.

Terence Martin Breslin, Director

From 2016 to 2019 Mr. Breslin was the Chief Executive Officer of QualMetrix, Inc. and was responsible for charting QualMetrix, Inc.'s strategic direction to drive customer value for payer and provider organizations. In 2013 Mr. Breslin joined QualMetrix, Inc. as an investor and co-founder, later assuming the roles of chairman and Chief Executive Officer. He has extensive experience with technology companies that serve healthcare as well as other industries. Prior to QualMetrix, Inc., Mr. Breslin founded VSS Monitoring. VSS, which focused on the network packet broker market, quickly established itself as an industry leader and, in 2011, was recognized as the Silicon Valley's ninth-fastest-growing privately held company. Mr. Breslin later sold VSS to Danaher Corp. where he remained for two years serving as president of the VSS unit and as chief technology officer for Danaher's $1 billion in revenue communications division.

Mr. Breslin has played both executive and advisory roles at a number of technology start-ups, including a Switzerland-based healthcare technology firm. His experience there led to an interest in the application of advanced analytics in healthcare.

Mr. Breslin holds a Master of Business Administration from Golden Gate University of San Francisco. He received a Bachelor's degree in Engineering from the University of Ulster in Northern Ireland as well as a Bachelor's degree in Computer Science from National University of Ireland, Maynooth.

Mark Fawcett, Director

Since 2002, Mr. Fawcett has served as Senior Vice President and Treasurer of Fresenius Medical Care Holdings, Inc. (“FMCH”) and its subsidiaries. FMCH is a wholly-owned subsidiary of Fresenius Medical Care AG & Co. KGaA (NYSE: FMS) (collectively with FMCH and their respective subsidiaries, “FMS”). FMS is a leading provider of chronic kidney failure products and services. Prior to joining FMS, Mr. Fawcett was a director of corporate finance at BankBoston beginning in 1997. Mr. Fawcett held various positions of increasing responsibility beginning in 1988 with Merrill Lynch in New York and London, and then at The Bank of New York. Mr. Fawcett has been a member of the board of directors of Apollo Medical Holdings, Inc. (Nasdaq: AMEH) (“ApolloMed”) since January 2016. Mr. Fawcett graduated with a B.A. in psychology from Wesleyan University and a M.B.A. from Columbia Business School at Columbia University.

Mitchell Creem, Director

Mr. Creem has spent over 30 years as a “C-level” executive of healthcare organizations, and he brings strong business evaluation and operational experience to the Company. Since July 2017 to Present Mr. Creem has served as President of The Bridgewater Healthcare Group, which provides hospital and health network management services and performance consulting. From October 2015 to July 2017 Mr. Creem served as the CEO of Verity Health System, a six-hospital system in California. Prior to this, he served as the CFO and Board Member of ApolloMed from October 2012 to October 2015. Prior to ApolloMed, he served as the CEO of the Keck Hospital of USC and USC Norris Cancer Center. Prior to his tenure at USC, he served as the CFO and Associate Vice Chancellor of UCLA Health Sciences, including UCLA Medical Center, the Geffen School of Medicine at UCLA, and UCLA Faculty Practice. Prior to UCLA, he served as CFO of Beth Israel Deaconess Medical Center, a Harvard University teaching hospital, and CFO of Tufts University Medical Center. Prior to this, he worked for several years in a senior management position at the healthcare practice group of PricewaterhouseCoopers, where he was responsible for numerous consulting engagements, financial statement audits and financial feasibility studies. He has been a guest lecturer at USC, UCLA and Harvard. Mr. Creem holds a B.S. in Accounting and Business Administration from Boston University and a Master’s degree in Health Administration from Duke University.

John Waters, Director

Mr. Waters is a former Senior Partner at Arthur Andersen (1967-2001) with exceptional leadership skills in mergers and acquisitions (particularly reverse mergers) and 1933 Act fillings with the SEC. In the last fifteen years with the firm Mr. Waters built three very successful businesses within Andersen in the areas of merger and acquisition, manufacturing and entertainment. In 2001, Mr. Waters started his own merger and acquisition advisory consulting business and has consummated the acquisition of three manufacturing companies with combined annual sales of $50 million. In 2003, he participated in a group that acquired A-1 Components Corp., a wholly owned subsidiary of United Technologies Corp. Mr. Waters led due diligence efforts and created a tax structure beneficial to both the buyer and seller. In September 2004 participated with a group of investors that acquired Metpar Corp., a $19 million manufacturer of metal sanitary and plastic plumbing fixtures. In October 2007, he participated with a group of investors that acquired World Dryer Corporation, a $20 million manufacturer of hand dryer products. He prepared pro-forma financial statements for the lenders and assisted in obtaining financing for these transactions. In July of 2004 he was appointed Chief Administrative Officer of Authentidate Holding Corp. and led a massive restructuring of the business and hired an entirely new executive management team. In January of 2006 he was appointed Chief Financial Officer of Avantair Inc., which was taken public through a merger with a Special Purpose Acquisition Company (SPAC) and raised $60 million in capital for this company. From 2016 until the closing of the Acquisition, Mr. Waters served as an Advisor to the Board of Directors of Clinigence Holdings, Inc. Previously he was a member of the Board of Directors of iGambit and served as a member of the Audit Committee. For the past five years he has also worked as a consultant to various companies and serves on the board of two privately held companies. Mr. Waters is a Certified Public Accountant, Member of AICPA and New York State Society of CPA's and has a BBA degree from Iona College.

The names, ages, positions and dates appointed of our current directors and executive officers are set forth below.

(1) Interested Directors

Name	Age	Position	Date Appointed
(2) Jacob Margolin	52	Chief Executive Officer and Director	October 29,2019
(2) Elisa Luqman	55	Chief Financial Officer, General Counsel, and Director	October 29,2019
(2) Lawrence Schimmel	71	Chief Medical Officer and Director	October 29,2019

(1) Independent Directors
Warren Hosseinion	48	Director, Chairman of the Board	October 29,2019
Terence Martin Breslin	48	Director	October 29,2019
Mitchell Creem	58	Director	October 29,2019
Mark Fawcett	53	Director	October 29,2019
David Meiri	52	Director	October 29,2019
John Waters	75	Director	October 29,2019

(1) Unless otherwise noted, the address of record for the directors and officers is55 Ivan Allen Jr. Blvd. NW Suite 875, Atlanta, Georgia 30308.

(2) May be deemed to be an “interested person” of the Company due to their role as an officer and director of the Company.

COMMITTEES OF THE BOARD

 The Board has established an Audit Committee, a Compensation Committee and Governance and Nominating Committee.

Audit Committee

 The Audit Committee consisted of Messrs. John Waters, Mitchell Creem and Terence Breslin, with Mr. Waters serving as Chairman. The Company’s Board of Directors has determined that Mr. Waters is an “audit committee financial expert” (as that term is defined under SEC rules implementing Section 407 of the Sarbanes-Oxley Act) and, each of the three audit committee members are “independent” directors that satisfy the heightened audit committee independence requirements under the NYSE Listing Rules and Rule 10A-3 of the Exchange Act.. The Audit Committee is responsible for monitoring and reviewing our financial statements and internal controls over financial reporting. In addition, they recommend the selection of the independent auditors and consult with management and our independent auditors prior to the presentation of financial statements to stockholders and the filing of our forms 10-Q and 10-K. The Audit Committee has adopted a charter and it is posted on our web site at www.clinigencehealth,com.

Compensation Committee

The Compensation Committee consisted of Messrs. Mark Fawcett, David Meiri, John Waters, Mitchell Creem, and Terence Breslin, with Mr. Fawcett serving as chairman. The Compensation Committee is responsible for reviewing and recommending to the Board the compensation and over-all benefits of our executive officers. The Compensation Committee may, but is not required to, consult with outside compensation consultants. The Compensation Committee has adopted a charter and the charter is posted on our web site at www.clinigencehealth.com.

Governance and Nominating Committee

The Governance and Nominating Committee consisted of Messrs. Lawrence Schimmel

Mark Fawcett and David Meiri. The Governance and Nominating Committee is responsible assisting the Board in fulfilling its fiduciary responsibilities with respect to the oversight of the Company’s affairs in the areas of corporate governance and Board membership matters.

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

CODE OF ETHICS

The Company has adopted a Code of Business Conduct and Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Business Conduct and Ethics is available on the Company’s website at www.clingencehealth.com.

ITEM 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation received by our executive officers, for their service, during the year ended December 31, 2019.

Current Officers Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jacob Margolin CEO, & Director	2019	124,925	0	0	0	0	0	0	124,925
Dr. Lawrence Schimmel CMO & Director	2019	121,525	0	0	0	0	0	0	121,525
Elisa Luqman CFO, GC Director	2019	27,413	0	0	0	0	0	0	27,413
Charles Kandzierski COO	2019	172,463	0	0	0	0	0	0	172,463

Equity Compensation Plan Information

In 2019, we adopted the 2019 Omnibus Equity Incentive Plan (the "2019 Plan").   Awards granted under the 2019 Plan have a ten-year term and may be incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units or performance shares. The awards are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a four-year period.

The following table sets forth the Outstanding Equity Awards received by our executive officers, for their service, during the year ended December 31, 2019.

	Option awards					Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Jacob Margolin	0	0	0	0	0	0	0	0	0
Lawrence Schimmel	1,414	0	0	0	0	0	0	0	0
Elisa Luqman	0	0	0	0	0	0	0	0	0
Charles Kandzierski	0	0	0	0	0	0	0	0	0

Employment Arrangements with Named Executive Officers

Clinigence entered into three-year employment agreements effective April 1, 2019 with Jacob Margolin, Lawrence Schimmel and Charles Kandzierski. Pursuant to the employment agreement with Mr. Margolin and Dr. Schimmel each are entitled to receive a base annual salary of $180,000 during the term, and Mr. Kandzierski is entitled to receive a base annual salary of $150,000 during the term, which become obligations of the Company as of October 29, 2019 upon the closing of the Reverse Merger. Elisa Luqman entered a three (3) year employment agreement with the Company effective October 29, 2019 pursuant to which Ms. Luqman is entitled to receive a base salary of $150,000 during the term.

The Agreements for all of the executive officers contain automatic one-year extensions thereafter unless notice of non-extension is delivered by either party pursuant to the terms of the agreement and are identical except as described below.

Termination For Cause, Resignation Without Good Reason or due to Death or Disability.

If, during the term of the Employment Agreement, the Executive is terminated for cause, resigns without good reason, or due to Death or Disability, we shall pay or provide the Executive (or the Executive’s authorized representative or estate) any earned but unpaid Base Salary or Annual Bonus for services rendered through the Date of Termination, unpaid expense reimbursements, and accrued but unused paid time off (the “Accrued Benefits”) within thirty (30) days. With respect to vested compensation or benefits the Executive may have under any employee benefit or compensation plan, program or arrangement of the Company, payment will be made to the Executive under the terms of the applicable plan, program or arrangement.

Termination Without Cause, Resignation With Good Reason or Change in Control

If, during the term of the Employment Agreement, the Executive is terminated without cause (as defined in the employment agreement) or resigns with good reason (as defined in the employment agreement), we shall pay the Executive (1) an amount equal to two times the sum of the Executive most recent Base Salary, except in the Ms. Luqman, who will be paid an amount equal to one times the sum of her most recent Base Salary, and target Annual Bonus (but determined prior to any action involving Base Salary that would constitute Good Reason) (the “Severance Amount”), and (2) an amount in cash equal to the Company’s premium amounts paid for coverage of Executive at the time of the Executive’s termination of coverage under the Company’s group medical, dental and vision programs for a period of twelve (12) months, to be paid directly to the Executive at the same times such payments would be paid on behalf of a current employee for such coverage.

We do not currently have any other employment agreements with our executive officers.

Compensation of the Board of Directors

The following table sets forth the compensation received by our directors, for their service as directors, during the year ended December 31, 2019.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)	Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Jacob Margolin (1)	0	0	0	0	0	0	0
Lawrence Schimmel (1)	0	0	0	0	0	0	0
Elisa Luqman (1)	0	0	0	0	0	0	0
Warren Hosseinion	0	0	0	0	0	0	0
Terence Martin Breslin	0	0	56,267(2)	0	0	0	56,267
Mitchell Creem	0	0	56,267(2)	0	0	0	56,267
Mark Fawcett	0	0	56,267(2)	0	0	0	56,267
David Meiri	0	0	56,267(2)	0	0	0	56,267
John Waters	0	0	0	0	0	0	0

(1) These individuals serve as executive officers of the Company, and do not receive any compensation for the services they provide as directors of the Company.

(2) 10,120 Stock Options at an exercise price of $5.56

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us, as of May 14, 2020, relating to the beneficial ownership of shares of common stock by: (i) each person who is known by us to be the beneficial owner of more than 5% of the Company’s outstanding common stock; (ii) each director; (iii) each executive officer; and (iv) all executive officers and directors as a group. Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) or securities that can be acquired by him within 60 days, including upon the exercise of options, warrants or convertible securities. The Company determines a beneficial owner’s percentage ownership by assuming that options, warrants and convertible securities that are held by the beneficial owner and which are exercisable within 60 days, have been exercised or converted. The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Clinigence Holdings, Inc. 55 Ivan Allen Jr. Blvd. NW Suite 875 Atlanta, Georgia 30308. The percentages in the following table are based upon 4,629,179 (not including 20 thousand shares held in treasury) shares outstanding as of May 14, 2020.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Avenue 4 Special Situations FU (Series 3)	679,961		13.12%
Michal International Investment	296,404		5.72%
Jacob Margolin, C.E.O. and Director	315,613		6.09%
Elisa Luqman, C.F.O., General Counsel and Director	80,476	(1)	1.55%
Lawrence Schimmel, CMO and Director	96,695	(2)	1.87%
Charles Kandzierski, COO	37,196		.72%
Warren Hosseinion, Chairman of the Board	327,365	(3)	6.23%
Terence Martin Breslin, Director	747,870	(4)	14.43%
Mitchell Creem, Director	55,120	(4)	1.061%
Mark Fawcett, Director	67,714	(5)	1.31%
David Meiri, Director	290,001	(4)	5.60%
John Waters, Director	124,331	(6)	2.40%
Executive Officers and Directors as Group:	2,129,616	(7)	27.53%

1.	Includes 1,370 shares of common stock held by Muhammad Luqman, Ms. Luqman’s husband and options to purchase 67,106 shares of the commons stock at $1.50 per share.
2.	Includes options to purchase 6,288 shares of the common stock at $1.50 per share, options to purchase 5,465 shares of the common stock at $5.56 per share and a, warrant to purchase 3,415 common shares at $5.56 per share.
3.	Includes options to purchase 100,000 shares of the common stock at $1.50 per share and a warrant to purchase 21,590 common shares at $5.56 per share
4.	Includes options to purchase 10,120 shares of the common stock at $5.56 per share and 45,000 shares of common stock at $1.50 per share.
5.	Includes options to purchase 10,120 shares of the common stock at $5.56 per share and 45,000 shares of common stock at $1.50 per share and a, warrant to purchase 3,598 common shares at $5.56 per share
6.	Includes options to purchase 17,986 shares of the common stock at $5.56 per share, 52,800 shares of common stock at $1.50 per share, 26,000 shares of common stock at $1.25 per share, warrant to purchase 11,245 common shares at $5.56 per share , and warrant to purchase 16,300 common shares at $1.25 per share.
7.	Includes items 1, 2, 3, 4, 5 and 6 above

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

Amounts Due to Related Parties

We have amounts due to related parties with balances of $128,477 and $0 at December 31, 2019 and 2018, respectively, do not bear interest and are payable on demand. The Company’s former subsidiary, Arcmail owed amounts on a credit card that is guaranteed by the Muhammad Luqman, husband of the Company’s Chief Financial Officer, who was held personally responsible by the credit card company for the unpaid balance.

During the first quarter of 2019, the Chairman Warren Hosseinion made a $300,000 equity investment and was issued 21,590 warrants pursuant to the Equity Private Placement Memorandum.

During the first quarter of 2019, Director Mark Fawcett made a $50,000 equity investment and was issued 3,598 warrants pursuant to the Equity Private Placement Memorandum.

In November 2019, we entered into promissory notes with Director John Waters for proceeds of $132,500 and he was issued 24,245 warrants pursuant to the Convertible Debt Offering of November 19, 2019.

In November 2019, we entered into a promissory note with Director Lawrence Schimmel for proceeds of $30,375 and he was issued 3,415 warrants pursuant to the Convertible Debt Offering of November 19, 2019.

BOARD INDEPENDENCE

The Company has elected to use the independence standards of the NYSE AMEX Equities Exchange in its determination of whether the members of its Board are independent.

Accordingly, our Board of Directors has evaluated the independence of its members based upon the rules of the NYSE AMEX Equities Exchange and the SEC and the transactions referenced under “Certain Relationships and Related Party Transactions” discussed above. Applying these standards, our Board of Directors determined that none of the directors who currently serve, other than Messrs. Margolin, Schimmel, and Madame Luqman, have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that Messrs. Hossienion, Breslin, Creem, Fawcett, Meiri and Waters “independent” as that term is defined under NYSE Rule 407(a)(1). Messrs. Margolin, Schimmel, and Madame Luqman are not considered independent because they are officers of the Company. Our Board of Directors also determined that each non-employee director who serves as a member of the Audit, Compensation, and Nominating Committees satisfies the independence standards for such committee established by the SEC and NYSE AMEX Equities Exchange, as applicable. The Board has established an Audit Committee, a Compensation Committee and a Governance and Nominating Committee.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows what Prager Metis CPA LLC and Paritz and Company P.A. for the audit and other services for the year ended December 31, 2019 and Hall and Company CPAs and Consultants Inc. for the year ended December 31, 2018.

	Year Ended	Year Ended
	12/31/ 2019	12/31/2018
Audit Fees	$42,500	$97,775
Audit-Related Fees	—	—
All Tax Fees	—	—
Other Fees	—	—
Total	$42,500	$97,775

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

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PART IV

(a) Financial Statements

(b) Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation, filed with the Delaware Secretary of State on April 13, 2000 (1)
3.1(ii)	Certificate of Merger, filed with the Delaware Secretary of State on April 18, 2000 (1)
3.1(iii)	Certificate of Amendment Changing Name, filed with the Delaware Secretary of State on December 19, 2000 (1)
3.1(iv)	Certificate of Merger filed with the Delaware Secretary of State on February 17, 2006 (1)
3.1(v)	Certificate of Amendment Changing Name filed with the Delaware Secretary of State on April 5, 2006 (1)
3.1(vi)	Certificate of Amendment Increasing Authorized Shares filed with the Delaware Secretary of State on August 8, 2018 (3)
3.1(vii)	Certificate of Merger filed with the Delaware Secretary of State on October 29, 2019
3.2	Amended and Restated Bylaws (2)
3.3(i)	Certificate of Designation of Series A Preferred Stock of iGambit, Inc.(4)
3.3(ii)	Withdrawal of Certificate of Designation of Series A Preferred Stock of iGambit, Inc. (7)
4.1(i)	Form of Stock Certificate (5)
4.1(ii)	Note Purchase Agreement dated May 15, 2019.
4.1 (iii)	Form of Convertible Promissory Note November 18, 2019(6)
4.1(iv)	Form of Warrant November 18, 2019(6)
10.1	2019 Omnibus Equity Incentive Plan (2)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

(1)	Incorporated by reference to Form 10 filed on December 31, 2009.
(2)	Incorporated by reference to Form Def 14(c) filed on October 7, 2019.

(3)	Incorporated by reference to Form Def 14(c) filed on September 27, 2018.
(4)	Incorporated by reference to current Form 8-K filed on August 6, 2018.
(5)	Incorporated by reference to Amendment No. 1 to Form 10 filed on June 11, 2010.
(6)	Incorporated by reference to current Form 8-K filed on November 22, 2019.
(7)	Incorporated by reference to current Form 8-K filed on November 1, 2019.
(8)	We hereby agree to furnish the SEC with any omitted schedule or exhibit upon request.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Smithtown, New York, on May 14, 2020.

Clinigence Holdings, Inc.

May 14, 2020	By:	/s/ Jacob Margolin
Jacob Margolin, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated:

Signature	Title	Date
/s/ Jacob Margolin Jacob Margolin	Chief Executive Officer and Director	May 14, 2020

/s/ Elisa Luqman Elisa Luqman	Chief Financial Officer, General Counsel, Principal Accounting Officer and Director	May 14, 2020

/s/ Lawrence Schimmel Lawrence Schimmel	Chief Medical Officer and Director	May 14, 2020

/s/ Warren Hosseinion Warren Hosseinion	Chairman of the Board of Directors	May 14, 2020

/s/ Terence Martin Breslin Terence Martin Breslin	Director	May 14, 2020

/s/ Mitchell R. Creem Mitchell R. Creem	Director	May 14, 2020

/s/ Mark Fawcett Mark Fawcett	Chairman of the Compensation Committee and Director	May 14, 2020

/s/ David Meiri David Meiri	Director	May 14, 2020

/s/ John Waters John Waters	Chairman of the Audit Committee and Director	May 14, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Clinigence Holdings, Inc.

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Clinigence Holdings, Inc. (the Company) as of December 31, 2019, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 3 to the consolidated financial statements, the Company has an accumulated deficit of $12,568,795, and a working capital deficit of $3,367,101 at December 31, 2019. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Prager Metis CPA’s LLC

We have served as the Company’s auditor since 2019

Hackensack, New Jersey
May 14, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Clinigence Holdings, Inc. (formerly Clinigence, LLC)

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Clinigence Holdings, Inc. (formerly Clinigence, LLC) and subsidiaries (the "Company") as of December 31, 2018, the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of Matter Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements (previously issued), the Company has suffered recurring losses from operations and has a net working capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3 (to the previously issued financial statements). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/Hall & Company

We have served as the Company’s auditor since 2019

Irvine, CA

August 2, 2019

CLINIGENCE HOLDINGS, INC.
(FORMERLY KNOWN AS IGAMBIT INC.)
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2019	2018
ASSETS
Current assets
Cash	$1,065,434	$119,267
Accounts receivable	100,183	186,150
Inventory	26,988	—
Prepaid expenses and other current assets	50,747	—
Total current assets	1,243,352	305,417

Loing-term assets
Property and equipment, net	83,353	7,612
Other receivable	—	116,964
Right of use asset, net	247,196	—
Intangible assets, net	1,535,974	—
Goodwill	3,471,508	—
Deposits and other assets	11,121	19,435
Restricted cash	100,000	—
Total Assets	$6,692,504	$449,428

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$1,752,659	$567,006
Accrued interest on notes payable	34,358	—
Due to related parties	128,477	—
Lease liability - current	50,406	—
Deferred revenue	165,560	—
Current portion of convertible notes payable	2,112,060	300,000
Current portion of notes payable	366,933	177,055
Total current liabilities	4,610,453	1,044,061

Long-term liabilities
Lease liability - long term	223,618	—
Convertible notes payable, net of current portion and discounts	—	299,996
Notes payable, net of current portion and discounts	—	602,724
Total liabilities	4,834,071	1,946,781

Stockholders' equity (deficiency)
Preferred stock, $.001 par value; authorized - 100,000,000 shares; issued and outstanding - 0 shares in 2019 and 2018, respectively	—	—
Common stock, $.001 par value; authorized - 800,000,000 shares; 4,649,179 and 797,108 shares issued and 4,629,179 and 777,108 shares outstanding as of December 31, 2019 and 2018, respectively	4,649	1,775
Additional paid-in capital	14,422,579	3,953,147
Accumulated deficit	(12,568,795)	(5,452,275)
Total stockholders' equity (deficiency)	1,858,433	(1,497,353)
Total liabilities and stockholders' equity (deficiency)	$6,692,504	$449,428

See accompanying notes to the consolidated financial statements.

CLINIGENCE HOLDINGS, INC.
(FORMERLY KNOWN AS IGAMBIT INC.)
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,

	2019	2018
Sales	$1,366,419	$1,366,996
Cost of sales	830,443	507,640

Gross profit	535,976	859,356

Operating expenses
Research and development	768,103	545,223
Sales and marketing	577,739	208,924
General and administrative expenses	3,667,178	945,607
Impairment expense	2,257,058	—
Amortization	163,746	—
Total operating expenses	7,433,824	1,699,754
Loss from operations	(6,897,848)	(840,398)

Other income (expenses)
Loss on extinguishment of debt	(130,140)	—
Interest income	3,626	68
Interest expense	(92,158)	(109,799)
Total other income (expenses)	(218,672)	(109,731)
Net loss	$(7,116,520)	$(950,129)

Basic and fully diluted loss per common share:
Net loss per common share	$(1.96)	$(.56)
Weighted average common shares outstanding - basic and fully diluted	3,630,075	1,702,490

See accompanying notes to the consolidated financial statements.

CLINIGENCE HOLDINGS, INC.
(FORMERLY KNOWN AS IGAMBIT INC.)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
YEARS ENDED DECEMBER 31, 2019 AND 2018

	Common stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Totals

Balances, December 31, 2017	1,694,103	$1,694	$3,503,228	$(4,502,146)	$(997,224)
Common stock issued for cash	80,961	81	449,919	—	450,000
Net loss				(950,129)	(950,129)
Balances, December 31, 2018	1,775,064	1,775	3,953,147	(5,452,275)	(1,497,353)
Common stock issued for cash	739,891	740	4,111,760	—	4,112,500
Common shares cancelled	(143,642)	(144)	144	—	—
Common stock issued for services	212,522	212	449,842	—	450,054
Common stock issued in Qualmetrix acquisition	1,124,594	1,125	4,167,094	—	4,168,219
Effect of merger	797,108	797	836,166	—	836,963
Warrants issued in connection with issuance of convertible debt	—	—	374,178	—	374,178
Notes payable converted to common stock	143,642	144	530,248	—	530,392
Net loss				(7,116,520)	(7,116,520)
Balances, December 31, 2019	4,649,179	$4,649	$14,422,579	$(12,568,795)	$1,858,433

See accompanying notes to the consolidated financial statements.

CLINIGENCE HOLDINGS, INC.
(FORMERLY KNOWN AS IGAMBIT INC.)
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,

	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,116,520)	$(950,129)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	15,723	522
Amortization	156,092	2,685
Non cash interest expense	140,487	—
Stock-based compensation expense	450,054	155,886
Impairment expense	2,257,058	—
Loss on extinguishment of debt	130,396	—
Changes in operating assets and liabilities:
Accounts receivable	111,567	(82,089)
Prepaid expenses and other current assets	(45,280)	—
Deposits and other assets	10,264	(9,171)
Accounts payable and accrued expenses	(304,441)	402,247
Lease liability	(11,238)	—
Deferred revenue	165,260	—
NET CASH USED IN OPERATING ACTIVITIES	(4,040,578)	(480,049)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(84,002)	—
Advances to acquisition target	(577,046)	(116,964)
Increase in restricted cash	(100,000)	—
Cash acquired from acquisitions	12,852	—
NET CASH USED IN INVESTING ACTIVITIES	(748,196)	(116,964)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from subsidiary contributions, net	—	367,300
Proceeds from issuance of notes and convertible notes payable	2,359,700	404,997
Proceeds from sale of common stock	4,112,500	—
Proceeds from issuance of related party notes payable	—	144,000
Payments on notes and convertible notes payable	(737,259)	(156,726)
Payments on related party notes payable	—	(55,000)
NET CASH PROVIDED BY FINANCING ACTIVITIES	5,734,941	704,571

NET INCREASE IN CASH	946,167	107,558

CASH - BEGINNING OF YEAR	119,267	11,709
CASH - END OF YEAR	$1,065,434	$119,267

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$75,882	$93,012

Non-cash investing and financing activities:
Right of use asset added for operating lease	$285,262	$—
Notes payable converted to common stock	399,996	—
Notes payable converted to convertible notes payable	32,500	—
Accrued interest converted to convertible notes payable	22,500	—
Accrued salaries converted to convertible notes payable	30,375	—
Common stock issued for acquisitions	5,005,182	—
Intangible assets acquired	7,281,555	—
Warrants issued for convertible debt	374,178	—

See accompanying notes to the consolidated financial statements.

CLINIGENCE HOLDINGS, INC.

(FORMERLY KNOWN AS IGAMBIT INC.)

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

Note 1 - Organization and Basis of Presentation

The consolidated financial statements presented are those of Clinigence Holdings, Inc., formerly known as iGambit Inc., (the “Company”) and its wholly-owned subsidiaries, Clinigence Health, Inc. (“Clinigence”) and HealthDatix, Inc. (“HealthDatix”). The Company’s name was changed to Clinigence Holdings, Inc. on October 29, 2019 in connection with a reverse merger. In October 2018, Clinigence was incorporated as a wholly-owned subsidiary of Clinigence LLC. The Company is a population health analytics company that provides turnkey SaaS solutions that enable connected intelligence across the care continuum by transforming massive amounts of data into actionable insights. The Company’s solutions help healthcare organizations throughout the United States improve the quality and cost-effectiveness of care, enhance population health management and optimize provider networks. The Company enables risk-bearing healthcare organizations achieve their objectives on the path to value-based care. The Company’s platform automatically extracts and delivers targeted data insights from its cloud-based analytics engine directly to the workflows and technologies of its customers. This enhances end-user workflows with actionable analytics, seamlessly delivers data from disparate sources to the point of engagement, automates the delivery of data to ensure on-time access, and reduces dependency on non-essential applications from the end-user’s workflow. All of this allows the healthcare organization to enable population health management, manage cost and utilization, improve quality, identify gaps in care, risk stratify and target patients, increase collaboration among providers and to optimize network provider performance.

Business Acquisitions

A) Reverse Merger

On August 8, 2019, iGambit, Inc. entered into an Agreement and Plan of Merger (the “Reverse Merger Agreement”) by and among Clinigence Health, Inc., a Delaware corporation (“Clinigence”), iGambit, Inc., a Delaware corporation (“iGambit” or the “Company”), HealthDatix, Inc., a Delaware corporation and wholly owned subsidiary of iGambit (“Merger Sub”), and John Salerno, an individual and holder of shares of iGambit capital stock constituting a majority of the votes eligible to be cast by all of the stockholders of iGambit (the “Signing Stockholder”). The transactions contemplated by the Reverse Merger Agreement were consummated on October 29, 2019 (the “Closing”).

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

The Business Combination was treated as a “reverse acquisition” for accounting purposes, whereby Clinigence is considered the acquirer for accounting purposes, and the historical financial statements before the Business Combination have been replaced with the historical financial statements of Clinigence and its subsidiaries before the Business Combination.

In connection with the Acquisition, the Company amended its certificate of incorporation to (i) effect a reverse stock split of the Company Shares at a ratio of 1 for 500 (the “Reverse Split Certificate of Amendment”), and (ii) change its name to Clinigence Holdings, Inc. (the “Name Change Certificate of Amendment”).

The following table represents the fair value of the consideration paid allocated to the assets and liabilities acquired in applying the acquisition method for the completion of the reverse merger:

Consideration:
Issuance of 797,108 shares of common stock	$836,963
Net liabilities assumed	1,467,897
Total consideration	$2,304,860

Assets Acquired:
Current assets	$46,209
Property, equipment, and other non-current assets	1,593
Goodwill	2,257,058
Total assets acquired	$2,304,860

B) QualMetrix Acquisition

On March 1, 2019, prior to the reverse merger referred to above, the Company entered into a Contribution Agreement by and among Clinigence Holdings, Inc. (“Holdings”), Qualmetrix, Inc. (“QMX”), and the Members of Clinigence, LLC (“Agreement”) whereby Clinigence Holdings, Inc. acquired all of the assets and operations and assumed all of the liabilities of Qualmetrix, Inc. The Company acquired QMX to further its SAAS-based offerings to its customers and expand into new markets. The goodwill is derived largely from the expected growth of the Company, as well as synergies and economies of scale expected from combining the operations of QMX with the Company. Pursuant to the Agreement, all of the outstanding Series A and Series B Preferred Stock and Common Stock of Qualmetrix, Inc. totaling 34,726,659 shares were exchanged for 5,021,950 common shares of Clinigence Holdings, Inc. All outstanding shares of Qualmetrix, Inc. immediately preceding the exchange were treated as one class. On the date of the transaction, the shares of common stock issued to Qualmetrix, Inc. had an estimated fair value of $0.83 per share based on an independent valuation.

The following table represents the fair value of the consideration paid allocated to the assets and liabilities acquired in applying the acquisition method for the completion of the Qualmetrix, Inc. business combination:

Consideration:
Issuance of 5,021,950 shares of common stock	$4,168,219
Net liabilities assumed	989,805
Total consideration	$5,158,024

Assets Acquired:
Current assets	$24,698
Property, equipment, and other non-current assets	7,818
Identifiable intangible assets	1,654,000
Goodwill	3,471,508
Total assets acquired	$5,158,024

Note 2 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Clinigence Health, Inc., and HealthDatix Inc.All intercompany accounts and transactions have been eliminated.

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

Revenue Recognition

Revenue is generated primarily by software licenses, training, and consulting. Software licenses are provided as SaaS-based subscriptions that grants access to proprietary online databases and data management solutions. Training and consulting are project based and billable to customers on a monthly-basis or task-basis.

Revenue from training and consulting are generally recognized upon delivery of training or completion of the consulting project. The duration of training and consulting projects are typically a few weeks or months and last no longer than 12 months.

SaaS-based subscriptions are generally marketed under multi-year agreements with annual, semi-annual, quarterly, or month-to-month renewals and revenue is recognized ratably over the renewal period with the unearned amounts received recorded as deferred revenue. For multiple-element arrangements accounted for in accordance with specific software accounting guidance, multiple deliverables are segregated into units of accounting which are delivered items that have value to a customer on a standalone basis.

On January 1, 2019, the Company adopted the new revenue recognition standard Accounting Standards Update (“ASU”) 2014-09, “Revenue from Contracts with Customers (Topic 606)”, using the modified retrospective method. The modified retrospective adoption used by the Company did not result in a material cumulative effect adjustment to the opening balance of accumulated deficit. Revenue from substantially all the Company’s contracts with customers continues to be recognized over time as performance obligations are satisfied.

The Company provides its customers with software licensing, training, and consulting through SaaS-based subscriptions. This subscription revenue represents revenue earned under contracts in which the Company bills and collects the charges for licensing and related services. The Company determines the measurement of revenue and the timing of revenue recognition utilizing the following core principles:

1.	Identifying the contract with a customer;
2.	Identifying the performance obligations in the contract;
3.	Determining the transaction price;
4.	Allocating the transaction price to the performance obligations in the contract; and
5.	Recognizing revenue when (or as) the Company satisfies its performance obligations.

Revenues from subscriptions are deferred and recorded as deferred revenue when cash payments are received in advance of the satisfaction of the Company’s performance obligations and recognized over the period in which the performance obligations are satisfied. The Company completes its contractual performance obligations through providing its customers access to specified data through subscriptions for a service period, and training on consulting associated with the subscriptions. The Company primarily invoices its customers on a monthly basis and does not provide any refunds, rights of return, or warranties to its customers.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $115,647 and $0 were charged to operations for the years ended December 31, 2019 and 2018, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. The Company does not have any cash equivalents as of December 31, 2019 and 2018. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured.

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

Office equipment and fixtures	5 - 7 years
Computer hardware	5 years
Computer software	3 years
Development equipment	5 years

Amortization

Intangible assets are amortized using the straight line method over the estimated lives of the respective assets as follows:

Developed technology	13 years
Customer relationships	10 years

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

Deferred Revenue

Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s support and maintenance services, the Company recognizes such revenues when services are completed and billed. The Company has received deposits from its various customers that have been recorded as deferred revenue and presented as current liabilities in the amount of $165,560 and $0 as of December 31, 2019 and 2018, respectively.

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

Note 3 – Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has an accumulated deficit of $12,568,795, and a working capital deficit of $3,367,101 at December 31, 2019. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to obtain necessary equity financing and ultimately from generating revenues from its newly acquired subsidiary to continue operations. The Company expects that working capital requirements will continue to be funded through a combination of its existing funds and further issuances of securities. Working capital requirements are expected to increase in line with the growth of the business. Existing working capital, further advances and debt instruments, and anticipated cash flow are expected to be adequate to fund operations over the next twelve months. The Company has no lines of credit or other bank financing arrangements. The Company has financed operations to date through the proceeds of a private placement of equity and debt instruments.  In connection with the Company’s business plan, management anticipates additional increases in operating expenses and capital expenditures relating to: (i) developmental expenses associated with a start-up business and (ii) marketing expenses. The Company intends to finance these expenses with further issuances of securities, and debt issuances. Thereafter, the Company expects it will need to raise additional capital and generate revenues to meet long-term operating requirements. Additional issuances of equity or convertible debt securities will result in dilution to current stockholders. Further, such securities might have rights, preferences or privileges senior to common stock. Additional financing may not be available upon acceptable terms, or at all. If adequate funds are not available or are not available on acceptable terms, the Company may not be able to take advantage of prospective new business endeavors or opportunities, which could significantly and materially restrict business operations.

The consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 4 – Property and Equipment

Property and equipment are carried at cost and consist of the following at December 31, 2019 and 2018:

	2019	2018
Office equipment and fixtures	$109,468	$13,327
Computer hardware	44,866	7,941
Computer software	16,121	—
Less: Accumulated depreciation	87,102	13,656
	$83,353	$7,612

Depreciation expense of $15,723 and $522 was charged to operations for the years ended December 31, 2019 and 2018, respectively.

Note 5 – Intangible Assets

The following tables provide detail associated with the Company’s acquired identifiable intangible assets:

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Amortized intangible assets:
Customer relationships	$624,000	$(52,000)	$572,000	10
Developed technology	1,030,000	(66,026)	963,974	13
Total	$1,654,000	$(118,026)	$1,535,974

Aggregate Amortization Expense:
For the year ended December 31, 2019	$118,026

Note 6 – Operating Lease

The Company determines if a contract is, or contains, a lease at contract inception. Operating leases are included in operating lease right-of-use ("ROU") assets, current portion of operating lease liabilities and operating lease liabilities, net of current portion in the Company's consolidated balance sheets. Finance leases are included in property and equipment, current portion of finance lease obligations and finance lease obligations, net of current portion in the Company's unaudited consolidated balance sheets.

ROU assets represent the right to use an underlying asset for the lease term and lease liabilities represent the obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. In addition, ROU assets include initial direct costs incurred by the lessee as well as any lease payments made at or before the commencement date and exclude lease incentives. The Company used the implicit rate in the lease in determining the present value of lease payments. Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Leases with a term of one year or less are generally not included in ROU assets and liabilities.

Operating lease ROU assets and operating lease liabilities are recorded on the consolidated balance sheet as follows:

December 31,
2019
Operating Lease:
Operating lease right-of-use assets, net	$247,196
Current portion of operating lease liabilities	50,406
Operating lease liabilities, net of current portion	223,618

As of December 31, 2019, the weighted-average remaining lease term of the operating lease was 4.50 years. The weighted-average discount rate for the operating lease was 6.75%.

The following table summarizes maturities of operating lease liabilities based on lease term as of December 31, 2019:

2020	$67,371
2021	69,393
2022	71,474
2023	73,619
2024	37,729
Total lease payments	319,586
Less: Imputed interest	45,562
Present value of lease liabilities	$274,024

At December 31, 2019, the Company had the following future minimum payments due under the non-cancelable lease:

2020	$67,371
2021	69,393
2022	71,474
2023	73,619
2024	37,729
Total minimum lease payments	$319,586

Consolidated rental expense for all operating leases was $126,944 and $65,000 for the years ended December 31, 2019 and 2018, respectively.

The following table summarizes the cash paid and related right-of-use operating lease recognized for the year ended December 31, 2019.

Year Ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$27,387
Right-of-use lease assets obtained in the exchange for lease liabilities:
Operating leases	11,238

Note 7 - Earnings (Loss) Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants, and convertible debt have not been included in the computation of diluted net loss per share for the years ended December 31, 2019 and 2018 as the result would be anti-dilutive.

	Years Ended
	December 31,
	2019	2018
Stock options	48,854	—
Stock warrants	1,065,251	138,997
Total shares excluded from calculation	1,114,105	138,997

Note 8 – Stock Based Compensation

Options

In 2019, the Company adopted the 2019 Omnibus Equity Incentive Plan (the "2019 Plan").   Awards granted under the 2019 Plan have a ten-year term and may be incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units or performance shares. The awards are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a four year period.

Stock option activity during the years ended December 31, 2019 and 2018 follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2017	—	$—	—
No option activity	—	—	—
Options outstanding at December 31, 2018	—	—	—
Options granted	48,854	5.11
Options outstanding at December 31, 2019	48,854	$5.11	8.05

Options outstanding at December 31, 2019 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
August 5, 2019	44,854	44,854	$5.56	August 5, 2029
October 29, 2019	400	400	$0.01	March 24, 2020
October 29, 2019	3,600	3,600	$0.0725	June 6, 2027
Total	48,854	48,854

Warrants

In 2018, the Company issued fully vested warrants to investors as part of a private placement offering. Each unit offered in the private placement consisted of one share of common stock, and a warrant convertible into 0.4 shares of common stock at an exercise of $1.50 per whole share. The warrants are exercisable for a period of five years from the date of issuance. The warrants were cancelled on March 1, 2019 and reissued upon the Qualmetrix acquisition and are each convertible into one share of common stock at an exercise price of $6.67 per share until December 31, 2024.

In November 2019, the Company issued fully vested warrants to investors as part of private placement subscription agreements pursuant to which the Company issued convertible promissory notes. Each noteholder received warrants to purchase common stock of 50% of the principal at an exercise price of $5.56 per share with an expiration date of October 31, 2025.

Warrant activity during the years ended December 31, 2019 and 2018 follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2017	91,365	$0.44	1.58
Warrants granted	47,632	1.50
Warrants outstanding at December 31, 2018	138,997	$0.81	5.55
Warrants granted	1,065,251	6.04
Warrants cancelled	(138,997)	0.81
Warrants outstanding at December 31, 2019	1,065,251	$6.04	5.17

Warrants outstanding at December 31, 2019 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
March 21, 2019	96,433	96,433	$6.67	December 31, 2024
April 30, 2019	3,598	3,598	$6.67	December 31, 2024
May 13, 2019	14,393	14,393	$6.67	December 31, 2024
May 28, 2019	199,703	199,703	$6.67	December 31, 2024
June 5, 2019	7,197	7,197	$6.67	December 31, 2024
June 25, 2019	208,361	208,361	$6.67	December 31, 2024
September 6, 2019	25,188	25,188	$6.67	December 31, 2024
October 29, 2019	1,500	1,500	$25.00	February 5, 2023
October 29, 2019	1,500	1,500	$25.00	April 27, 2023
November 15, 2019	39,000	39,000	$1.25	October 31, 2025
November 15, 2019	204,651	204,651	$5.56	October 31, 2025
November 19, 2019	260,312	260,312	$5.56	October 31, 2025
December 31, 2019	3,415	3,415	$5.56	October 31, 2025
Total	1,065,251	1,065,251

Note 9 – Convertible Notes Payable

Convertible notes payable consisted of the following at December 31, 2019 and 2018:

	2019	2018
Notes payable convertible into CLNH common units at $.44 per unit; nominal interest rate of 5%; matured in March 2019	$—	$200,000
Notes payable convertible into CLNH common units at $.59 per unit; nominal interest rate of 12%; matured at various dates from August 2019 to August 2021; converted in May 2019	—	399,996
Notes payable convertible into Clinigence common shares at $5.56 per share; nominal interest rate of 10%; maturing in October 2020	2,016,723	—
Notes payable convertible into Clinigence common shares at $1.25 per share; nominal interest rate of 10%; maturing in October 2020	95,337	—
Total convertible notes payable	2,112,060	599,996
Current portion	(2,112,060)	(300,000)
Total convertible notes payable, net	$—	$299,996

During the year ended December 31, 2019, the Company issued 143,642 shares of common stock for the full conversion of previously outstanding related party convertible notes totaling $399,996. The Company recognized a loss on extinguishment of the debt of $130,140 based on the difference between the fair value of the stock issued and the net carrying amount of the debt totaling $399,996 on the date of conversion.

In March 2019, the Company made a cash payment totaling $200,000 to settle a previously outstanding convertible note payable. In conjunction with the payment, approximately 400,000 underlying warrants to purchase units of CLI expired unexercised.

During the year ended December 31, 2019 the Company recognized total interest expense of $92,158.

Under a subscription agreement dated November 19, 2019, the Company issued convertible promissory notes to various individuals totaling $2,345,375 at December 31, 2019. The notes are convertible at any time through the maturity date of October 31, 2020. In connection with the issuance of the convertible promissory notes, the Company issued 263,727 warrants to purchase shares of the Company’s common stock. The Company allocated the proceeds between the fair value of the notes and warrants. The Company allocated $370,714 to the warrants which has been recorded as a debt discount to be amortized over the life of the notes. Notes payable is presented net of debt discount of $328,652.

The Company issued convertible debentures in the amount of $75,000 to three individuals in 2016 and 2017. The Company restated the convertible debentures on November 15, 2019 to comply with the terms of the November 19, 2019 promissory notes previously mentioned and added $22,500 of accrued interest to the principal balances. Notes payable is presented net of debt discount of $2,163.

Note 10 – Notes Payable

Notes payable consisted of the following at December 31, 2019 and 2018:

	2019	2018
Notes payable with maturities between six months and twelve months from the date of issuance with annual percentage interest rates between 24% and 31%	$63,226	$63,448
Demand note payable issued to former officers of Qualmetrix, Inc. with an annual percentage interest rate of 8%	16,200	—
Note payable issued in May 2013 with a maturity date of May 2023 and interest rate of Prime + 2% (6.75% and 7.5% at December 31, 2019 and 2018, respectively)	—	267,137
Note payable issued in June 2017 with a maturity date of June 2022 and effective interest rate of 10.66%	287,507	449,194
Total notes payable	366,933	779,779
Current portion	(366,933)	(177,055)
Total notes payable, net	$—	$602,724

Beginning in April 2018, the Company entered into a series of short-term notes with interest rates ranging from 24% to 31% per annum. Throughout the year ended December 31, 2019 the Company made average monthly principal and interest payments approximating $8,200 per month. The outstanding balance on the short-term notes at December 31, 2019 and December 31, 2018 was $63,226 and $63,448, respectively.

In October 2017, Qualmetrix entered into demand notes with its former Chief Executive Officer totaling $100,000. In January through April 2018, the Company issued additional notes to its former Chief Executive Officer totaling $92,000 maturing one year from the date of issuance. In April 2019, one of the notes was settled via a cash payment of interest and principal totaling $195,789. The outstanding balance of the note issued in January 2018 was $16,200 at December 31, 2019 and includes accrued interest of $1,200.

In May 2013, the Company entered into a note agreement with a financial institution whereby it received net working capital proceeds of $500,000. The Company made monthly principal and interest payments approximating $6,000 per month including a variable interest rate of Prime plus 2% (6.75% as of December 31, 2019). The outstanding balance at December 31, 2019 and December 31, 2018 was $0 and $267,137, respectively.

In June 2017, the Company entered into a Revenue Loan Investment for net working capital proceeds of $500,000. The Company is required to make monthly principal and interest payment on the Revenue Loan based on its net cash receipts from operations in the following 3 tiers:

•	Tier 1 – Payments at a rate of 6.0% of the net cash receipts from the immediate month prior until cumulative loan payments are based on $2,500,000 of net cash receipts.
•	Tier 2 – After achieving loan payments based on $2,500,000 of net cash receipts in a loan year, additional payments are based on 3.0% of amounts in excess of the Tier 1 Cap.
•	Tier 3 – Payments at a rate of 0.5% of net cash receipts in excess of $3,200,000 in a loan year.

From the inception of the Revenue Loan in June 2017 through December 31, 2019 the Company has paid its monthly principal and interest payments based on the Tier 1 net cash receipts.

Note 11 – Stock Transactions

Designation of Preferred Stock

On August 2, 2018, the Company filed a Certificate of Designation with the Delaware Division of Corporations whereby the Company designated a Series A Preferred Stock and issued 1,000 shares to the Company’s CEO. The holders of Series A Preferred Stock will have voting rights, when combined with their existing holdings of the Company’s common stock, that entitle them to have an aggregate of 51% of the votes eligible to be cast by all stockholders with respect to all matters brought before a vote of the stockholders of the Company. In connection with the Clinigence reverse merger on October 29, 2019, the Company filed a Certificate of Withdrawal of the Certificates of Designation, Preferences and Rights of the Series A Preferred Stock with the Delaware Secretary of State and returned all previously designated shares to their status as authorized preferred stock available for issuance.

Reverse Stock Split

On October 25, 2019, prior to the Clinigence reverse merger agreement, the Company effected a 1-for-500 reverse stock split of its common stock. On the effective date of the reverse stock split, each 500 shares of outstanding common stock were reduced to one share of common stock. All share and per share information presented have been adjusted on a retrospective basis to reflect this 1-for-500 reverse stock split.

Common Stock Issued

On August 8, 2018, the Board unanimously approved an amendment to the Company’s Articles of Incorporation to increase the number of shares of Common Stock which the Company is authorized to issue from Four hundred million (400,000,000) to Eight Hundred Million (800,000,000) shares of Common Stock, $0.001 par value per share.

In connection with the reverse merger acquisition the shareholders of iGambit retained 797,108 common shares with a value of $1.05 per share.

In connection with the acquisition of Qualmetrix the Company issued 1,124,594 common shares valued at $3.71 per share to the shareholders of Qualmetrix on March 1, 2019.

The Company sold 739,891 shares of common stock to various investors valued at $5.56 per share in the fourth quarter of 2019 for proceeds of $4,112,500.

The Company issued 212,522 restricted common shares for services in connection with the Qualmetrix acquisition on March 1, 2019, valued at $308,157.

In connection with the convertible notes payable (see Note 9 above) the noteholders converted $399,996 of principal balance to 143,642 shares of common stock during the year ended December 31, 2019. The stock issued was determined based on the terms of the convertible notes.

During the year ended December 31, 2018, the Company sold 80,961 shares of common stock to various investors valued at $5.56 per share in the fourth quarter of 2018 for proceeds of $450,000.

Note 12 - Income Taxes

Prior to March 1, 2019, the Company operated as a Limited Liability Company (“LLC”). Taxable income and losses of an LLC are passed through to its members and there is no entity level tax.

The reconciliation between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense (benefit) for the year ended December 31, 2019 is as follows:

Statutory U.S. federal income tax rate	21.0%
Tax effect of expenses that are not deductible for income tax purposes	(9.0)%
Change in Valuation Allowance	(12.0)%
Effective tax rate	0.0%

At December 31, the significant components of the deferred tax assets (liabilities) are summarized below:

	2019	2018
Deferred Tax Assets:
Net Operating Losses	$1,043,303	$—

Deferred Tax Liabilities	—	—
Valuation Allowance	(1,043,303)	—
Net deferred tax assets	$—	$—

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

Due to the changes in ownership of the Company in connection with the reverse merger referred to in Note 1, pre-merger net operating loss carryforwards (computed in accordance with IRS section 382) have been reduced. These NOLs begin to expire in 2028.   In addition, losses incurred from the date of the merger to December 31, 2019 are available to reduce future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

In accordance with ASC 740, a valuation allowance must be established if it is more likely than not that the deferred tax assets will not be realized. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, the Company’s most recent results of operations and expected future profitability. Based on the Company’s cumulative losses in recent years, a full valuation allowance against the Company’s deferred tax assets as of December 31, 2019 and 2018 has been established as Management believes that the Company will more likely than not realize the benefit of those deferred tax assets. Therefore, no tax provision has been recorded for the years ended December 31, 2019 and 2018.

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

Note 13 – Concentrations and Credit Risk

Sales and Accounts Receivable

The Company had sales to two customers which accounted for approximately 19% and 12%, respectively of total sales for the year ended December 31, 2019. The two customers accounted for less than 10%, respectively of accounts receivable at December 31, 2019.

The Company had sales to three customers which accounted for approximately 20%, 16% and 14%, respectively of total sales for the year ended December 31, 2018. One of the three customers accounted for 11% of accounts receivable at December 31, 2018.

Cash

Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. Cash balances could exceed insured amounts at any given time, however, the Company has not experienced any such losses. The Company did not have any interest-bearing accounts at December 31, 2019 and 2018, respectively.

Note 14 - Related Party Transactions

Due to Related Parties

Due to related parties with balances of $128,477 and $0 at December 31, 2019 and 2018, respectively, do not bear interest and are payable on demand. The Company’s former subsidiary, Arcmail owed amounts on a credit card that is guaranteed by the husband of the Company’s Chief Financial Officer, who was held personally responsible by the credit card company for the unpaid balance.

During the first quarter of 2019, the Chairman Warren Hosseinion made a $300,000 equity investment and was issued 21,590 warrants pursuant to the Equity Private Placement Memorandum.

During the first quarter of 2019, Director Mark Fawcett made a $50,000 equity investment and was issued 3,598 warrants pursuant to the Equity Private Placement Memorandum.

In November 2019, the Company entered into promissory notes with Chairman John Waters for proceeds of $132,500 and was issued 24,245 warrants pursuant to the Convertible Debt Offering of November 19, 2019.

In November 2019, the Company entered into a promissory note with Director Lawrence Schimmel for proceeds of $30,375 and was issued 3,415 warrants pursuant to the Convertible Debt Offering of November 19, 2019.

In the fourth quarter of 2018, the Company loaned Qualmetrix, Inc. $116,964 included in long-term assets in the accompanying consolidated balance sheets.  In March 2019, the Company, through its wholly-owned subsidiary Clinigence Holdings, Inc., acquired the assets and operations and assumed the liabilities of Qualmetrix, Inc.  During the year ended December 31, 2018, the Company entered into service contracts with Qualmetrix whereby it compensated Qualmetrix $90,000 per year.

In 2018, the Company received convertible debt proceeds totaling $404,997 from related parties.  The terms of the convertible debt are discussed in more detail in Note 9.

Note 15 – Commitments and Contingencies

Employment Arrangements With Executive Officers

Effective October 29, 2019, in connection with the merger with Clinigence Health, the Company entered into employment agreements with Jacob Margolin, Lawrence Schimmel, and Elisa Luqman each under a three-year term at a base salary of $180,000, $180,000 and $150,000, respectively plus customary employee benefits.

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

Note 16 – Subsequent Events

The Company evaluated its December 31, 2019 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued.

As a result of the spread of the COVID-19 coronavirus, economic uncertainties have arisen which are likely to negatively impact operations. Other financial impact could occur though such potential impact is unknown at this time. A pandemic typically results in social distancing, travel bans and quarantine, and this may limit access to our facilities, customers, management, support staff and professional advisors. These factors, in turn, may not only impact our operations, financial condition and demand for our goods and services but our overall ability to react timely to mitigate the impact of this event. Also, it may hamper our efforts to comply with our filing obligations with the Securities and Exchange Commission.

During the first quarter of 2020, the Company issued 628,678 options for services, including 446,674 options issued to directors and officers.

Financing Transaction

On April 21, 2020, the Company received loan proceeds of $333,125 pursuant to the U.S. Small Business Administration (“SBA”) COVID-19 Paycheck Protection Program (PPP). Under the terms of this program, loan proceeds may be forgiven if used for payroll costs, rent, and utilities within 8 weeks of receipt.

Discontinued Operations

On April 21, 2020 (effective March 1, 2020) the Company completed the sale of HealthDatix, Inc., a Florida corporation (“HDX FL”) to Jerry Robinson, Mary-Jo Robinson and Kathleen Shepherd  (“HDX Management”) in accordance with a Stock Purchase Agreement (the “Purchase Agreement”) by and between the Company and HDX Management.  Pursuant to the Purchase Agreement, the total consideration paid for the outstanding capital stock of HDX FL was the execution of Settlement and Release Agreements by HDX Management, releasing the Company from all obligations pursuant to certain HDX Management Employment Agreements dated April 1, 2017.   As per the Purchase Agreement, the Company’s operations of HDX FL ended February 28, 2020 and HDX Management’s operation of the business is effective as of March 1, 2020.

