Form 10-Q
period 2020-03-31
Clinigence Holdings, Inc.
filed 2020-06-29
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2020

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

Yes ☐  No ☒

The Registrant had 4,629,179 (not including 20 thousand shares held in treasury) shares of the Registrant’s $0.001 par value common stock outstanding.

1

Clinigence Holdings, Inc.
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

CLINIGENCE HOLDINGS, INC.
(FORMERLY KNOWN AS IGAMBIT INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2020	2019
ASSETS
Current assets
Cash	$167,739	$1,065,434
Accounts receivable	58,041	100,183
Inventory	—	26,988
Prepaid expenses and other current assets	19,920	50,747
Total current assets	245,700	1,243,352
Long-term assets
Property and equipment, net	77,123	83,353
Right of use asset, net	235,490	247,196
Intangible assets, net	1,500,566	1,535,974
Goodwill	3,471,508	3,471,508
Deposits and other assets	11,231	11,121
Restricted cash	100,000	100,000
Total assets	$5,641,618	$6,692,504

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$928,307	$1,752,659
Accrued interest on notes payable	94,620	34,358
Due to related parties	128,477	128,477
Lease liability - current	51,762	50,406
Deferred revenue	87,904	165,560
Current portion of convertible notes payable	2,210,958	2,112,060
Current portion of notes payable	346,056	366,933
Total current liabilities	3,848,084	4,610,453
Long-term liabilities
Lease liability - long term	210,223	223,618
Total liabilities	4,058,307	4,834,071

Stockholders' equity
Preferred stock, $.001 par value; authorized - 100,000,000 shares; issued and outstanding - 0 shares in 2019 and 2018, respectively	—	—
Common stock, $.001 par value; authorized - 800,000,000 shares; 4,649,179 and 4,649,179 shares issued and 4,629,179 and 4,649,179 shares outstanding as of March 31, 2020 and December 31, 2019, respectively	4,649	4,649
Additional paid-in capital	15,271,357	14,422,579
Accumulated deficit	(13,691,525)	(12,568,795)
	1,584,481	1,858,433
Less: Treasury stock; 1,000 shares, at cost	(1,170)	—
Total stockholders' equity	1,583,311	1,858,433
Total liabilities and stockholders' equity	$5,641,618	$6,692,504

See accompanying notes to the consolidated financial statements.

CLINIGENCE HOLDINGS, INC.
(FORMERLY KNOWN AS IGAMBIT INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2020	2019
Sales	$465,630	$212,135
Cost of sales	199,128	168,453
Gross profit	266,502	43,682

Operating expenses
Research and development	114,879	181,248
Sales and marketing	121,180	66,863
General and administrative expenses	836,052	721,482
Amortization	134,306	—
Total operating expenses	1,206,417	969,593
Loss from operations	(939,915)	(925,911)

Other income (expenses)
Loss on sale of subsidiary	(157,574)	—
Interest expense	(64,993)	(42,250)
Total other income (expenses)	(222,567)	(42,250)
Loss from continuing operations	(1,162,482)	(968,161)
Income from discontinued operations (including gain on disposal of $142,027 for the three months ended March 31, 2020)	39,752	—
Net loss	$(1,122,730)	$(968,161)

Basic and fully diluted loss per common share:
Continuing operations	$(.25)	$(.38)
Discontinued operations	$.01	$—
Net loss per common share	$(.24)	$(.38)
Weighted average common shares outstanding - basic and fully diluted	4,649,179	2,525,996

See accompanying notes to the consolidated financial statements.

CLINIGENCE HOLDINGS, INC.
(FORMERLY KNOWN AS IGAMBIT INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2020 AND 2019
(UNAUDITED)

	Common stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Totals
Balances, December 31, 2019	4,649,179	$4,649	$14,422,579	$(12,568,795)	$—	$1,858,433
Options issued for services	—	—	848,778	—	—	848,778
Purchase of treasury stock	—	—	—	—	(1,170)	(1,170)
Net loss				(1,122,730)		(1,122,730)
Balances, March 31, 2020	4,649,179	$4,649	$15,271,357	$(13,691,525)	$(1,170)	$1,583,311
Balances, December 31, 2018	1,775,064	$1,775	$3,953,147	$(5,452,275)	$—	$(1,497,353)
Common stock issued for cash	479,468	479	2,664,521	—	—	2,665,000
Common stock issued for services	212,522	212	449,842	—	—	450,054
Common stock issued in Qualmetrix acquisition	1,124,594	1,125	4,167,094	—	—	4,168,219
Net loss				(968,161)	—	(968,161)
Balances, March 31, 2019	3,591,648	$3,591	$11,234,604	$(6,420,436)	$—	$4,817,759

See accompanying notes to the consolidated financial statements.

CLINIGENCE HOLDINGS, INC.
(FORMERLY KNOWN AS IGAMBIT INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,122,730)	$(968,161)
(Income) loss from discontinued operations	(39,752)	—
Net loss from continuing operations	(1,162,482)	(968,161)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	5,101	16,264
Amortization	47,114	11,104
Non cash interest expense	159,160
Stock-based compensation expense	848,778	38,710
Changes in operating assets and liabilities:
Accounts receivable	32,142	111,384
Prepaid expenses and other current assets	26,455	(90,124)
Deposits and other assets	(410)
Accounts payable and accrued expenses	(739,155)	16,009
Lease liability	(12,039)	—
Deferred revenue	(77,656)	—
Net cash used in continuing operating activities	(872,992)	(864,814)
Net cash provided by discontinued operating activities	—	—
NET CASH USED IN OPERATING ACTIVITIES	(872,992)	(864,814)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(41,743)
Net cash used in continuing investing activities	—	(41,743)
Net cash provided by discontinued investing activities	(2,656)	—
NET CASH (USED IN) INVESTING ACTIVITIES	(2,656)	(41,743)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	2,747,700
Payments on notes payable	(20,877)	(320,528)
Payments on convertible notes payable	—	(200,000)
Net cash used in continuing financing activities	(20,877)	2,227,172
Net cash used in discontinued financing activities	(1,170)	—
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	(22,047)	2,227,172

NET INCREASE (DECREASE) IN CASH	(897,695)	1,320,615
CASH - BEGINNING OF PERIOD	1,065,434	123,296
CASH - END OF PERIOD	$167,739	$1,443,911

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$5,655	$31,146
Non-cash investing and financing activities:
Treasury stock acquired in sale of discontinued operations	$1,170	$—
Common stock issued for acquisition of Qualmetrix, Inc.	$—	$937,395

See accompanying notes to the consolidated financial statements.

CLINIGENCE HOLDINGS, INC.

(FORMERLY KNOWN AS IGAMBIT INC.)

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2020 and 2019

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on May 14, 2020.

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

Note 2 – Discontinued Operations

Sale of Business

On April 21, 2020 (effective March 1, 2020) the Company completed the sale of HealthDatix, Inc., a Florida corporation (“HDX FL”) to Jerry Robinson, Mary-Jo Robinson and Kathleen Shepherd  (“HDX Management”) in accordance with a Stock Purchase Agreement (the “Purchase Agreement”) by and between the Company and HDX Management.  Pursuant to the Purchase Agreement, the total consideration paid for the outstanding capital stock of HDX FL was the execution of Settlement and Release Agreements by HDX Management, releasing the Company from all obligations pursuant to certain HDX Management Employment Agreements dated April 1, 2017, and remittance of 1,000 shares of Clinigence common stock previously issued to HDX Management. As per the Purchase Agreement, the Company’s operations of HDX FL ended February 29, 2020 and HDX Management’s operation of the business is effective as of March 1, 2020.

The components of income from discontinued operations presented in the consolidated statements of operations for the three months ended March 31, 2020 are presented as follows:

Sales	$5,958
Cost of sales	(6,795)
General and administrative expenses	(101,100)
Depreciation and amortization	(75)
Interest expense	(263)
Loss from operations	(102,275)
Gain on disposal of HealthDatix	142,027
Income from discontinued operations	$39,752

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Clinigence Health, Inc., HealthDatix Inc.  All intercompany accounts and transactions have been eliminated.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $26,789 and $3,750 were charged to operations for the three months ended March 31, 2020 and 2019, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. The Company does not have any cash equivalents as of March 31, 2020 and December 31, 2019. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured.

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

Deferred Revenue

Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s support and maintenance services, the Company recognizes such revenues when services are completed and billed. The Company has received deposits from its various customers that have been recorded as deferred revenue and presented as current liabilities in the amount of $87,904 and $165,560 as of March 31, 2020 and December 31, 2019, respectively.

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

Note 4 – Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has an accumulated deficit of $13,691,525, and a working capital deficit of $3,602,384 at March 31, 2020. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to obtain necessary equity financing and ultimately from generating revenues from its newly acquired subsidiary to continue operations.

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

Note 5 – Property and Equipment

Property and equipment are carried at cost and consist of the following at March 31, 2020 and December 31, 2019:

	2020	2019
Office equipment and fixtures	$109,468	$109,468
Computer hardware	41,066	44,866
Computer software	16,121	16,121
Less: Accumulated depreciation	89,532	87,102
	$77,123	$83,353

Depreciation expense of $5,101 and $16,264 was charged to operations for the three months ended March 31, 2020 and 2019, respectively.

Note 6 – Intangible Assets

The following tables provide detail associated with the Company’s acquired identifiable intangible assets:

	As of March 31, 2020
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Amortized intangible assets:
Customer relationships	$624,000	$(67,600)	$556,400	10
Developed technology	1,030,000	(85,834)	944,166	13
Total	$1,654,000	$(153,434)	$1,500,566

Aggregate Amortization Expense:
For the three months ended March 31, 2020	$35,408

Note 7 – Operating Lease

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

Operating lease ROU assets and operating lease liabilities are recorded on the consolidated balance sheet as follows:

March 31,
2020
Operating Lease:
Operating lease right-of-use assets, net	$235,490
Current portion of operating lease liabilities	51,762
Operating lease liabilities, net of current portion	210,223

As of March 31, 2020, the weighted-average remaining lease term of the operating lease was 4.25 years. The weighted-average discount rate for the operating lease was 6.75%.

The following table summarizes maturities of operating lease liabilities based on lease term as of March 31, 2020:

2020	$50,775
2021	69,393
2022	71,474
2023	73,619
2024	37,729
Total lease payments	302,990
Less: Imputed interest	41,005
Present value of lease liabilities	$261,985

At March 31, 2020, the Company had the following future minimum payments due under the non-cancelable lease:

2020	$50,775
2021	69,393
2022	71,474
2023	73,619
2024	37,729
Total minimum lease payments	$302,990

Consolidated rental expense from continuing operations for all operating leases was $20,282 and $46,736 for the three months ended March 31, 2020 and 2019, respectively. Rental expense from discontinued operations for all operating leases was $2,519 for the three months ended March 31, 2020.

The following table summarizes the cash paid and related right-of-use operating lease recognized for the three months ended March 31, 2020.

Three Months Ended
March 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$16,596
Right-of-use lease assets obtained in the exchange for lease liabilities:
Operating leases	12,039

Note 8 - Earnings (Loss) Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants, and convertible debt have not been included in the computation of diluted net loss per share for the three months ended March 31, 2020 and 2019 as the result would be anti-dilutive.

	Three Months Ended
	March 31,
	2020	2019
Stock options	672,758	—
Stock warrants	1,065,251	96,433
Total shares excluded from calculation	1,738,009	96,433

Note 9 – Stock Based Compensation

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

Stock option activity during the three months ended March 31, 2020 and 2019 follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2018	—	$—	—
No option activity	—	—
Options outstanding at March 31, 2019	—	$—	—
Options outstanding at December 31, 2019	48,854	$5.11	8.05
Options granted	628,678	1.28
Options expired	(400)	0.01
Options cancelled	(4,374)	5.56
Options outstanding at March 31, 2020	672,758	$1.70	9.02

Options outstanding at March 31, 2020 consist of:

Date	Number	Number	Exercise	Expiration
Issued	Outstanding	Exercisable	Price	Date
August 5, 2019	40,480	40,480	$5.56	August 5, 2029
October 29, 2019	3,600	3,600	$0.0725	June 6, 2027
January 27, 2020	307,884	307,884	$1.50	January 27, 2030
January 27, 2020	225,000	225,000	$1.50	January 27, 2027
February 29, 2020	95,794	95,794	$1.25	February 28, 2030
Total	672,758	672,758

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

Warrant activity during the three months ended March 31, 2020 and 2019 follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2018	138,997	0.81	5.55
Warrants granted	96,433	6.67
Warrants cancelled	(138,997)	0.81
Warrants outstanding at March 31, 2019	96,433	$6.67	4.76
Warrants outstanding at December 31, 2019	1,065,251	$6.04
No warrant activity	—	—
Warrants outstanding at March 31, 2020	1,065,251	$6.04	4.92

Warrants outstanding at March 31, 2020 consist of:

Date	Number	Number	Exercise	Expiration
Issued	Outstanding	Exercisable	Price	Date
March 21, 2019	96,433	96,433	$6.67	December 31, 2024
April 30, 2019	3,598	3,598	$6.67	December 31, 2024
May 13, 2019	14,393	14,393	$6.67	December 31, 2024
May 28, 2019	199,703	199,703	$6.67	December 31, 2024
June 5, 2019	7,197	7,197	$6.67	December 31, 2024
June 25, 2019	208,361	208,361	$6.67	December 31, 2024
September 6, 2019	25,188	25,188	$6.67	December 31, 2024
October 29, 2019	1,500	1,500	$25.00	February 5, 2023
October 29, 2019	1,500	1,500	$25.00	April 27, 2023
November 15, 2019	39,000	39,000	$1.25	October 31, 2025
November 15, 2019	204,651	204,651	$5.56	October 31, 2025
November 19, 2019	260,312	260,312	$5.56	October 31, 2025
December 31, 2019	3,415	3,415	$5.56	October 31, 2025
Total	1,065,251	1,065,251

Note 10 – Convertible Notes Payable

Convertible notes payable consisted of the following at December 31, 2019 and 2018:

	2019	2019
Notes payable convertible into Clinigence common shares at $5.56 per share; bearing interest at a rate of 10%; net of debt discount of $230,399 and $328,652, respectively; maturing in October 2020	$2,114,976	$2,016,723
Notes payable convertible into Clinigence common shares at $1.25 per share; bearing interest at a rate of 10%; net of debt discount of $1,518 and $2,163, respectively; maturing in October 2020	95,982	95,337
Total convertible notes payable	2,210,958	2,112,060
Current portion	(2,210,958)	(2,112,060)
Total convertible notes payable, net	$—	$—

In March 2019, the Company made a cash payment totaling $200,000 to settle a previously outstanding convertible note payable. In conjunction with the payment, approximately 400,000 underlying warrants to purchase units of CLI expired unexercised.

During the three months ended March 31, 2020 and 2019 the Company recognized total interest expense of $65,654 and $42,250, respectively.

Under a subscription agreement dated November 19, 2019, the Company issued convertible promissory notes to various individuals totaling $2,345,375 at March 31, 2020 and December 31, 2019, respectively. The notes are convertible at any time through the maturity date of October 31, 2020. In connection with the issuance of the convertible promissory notes, the Company issued 263,727 warrants to purchase shares of the Company’s common stock. The Company allocated the proceeds between the fair value of the notes and warrants. The Company allocated $370,714 to the warrants which has been recorded as a debt discount to be amortized over the life of the notes. Notes payable is presented net of debt discount of $230,399 and $328,652 at March 31, 2020 and December 31, 2019, respectively.

The Company issued convertible debentures in the amount of $75,000 to three individuals in 2016 and 2017. The Company restated the convertible debentures on November 15, 2019 to comply with the terms of the November 19, 2019 promissory notes previously mentioned and added $22,500 of accrued interest to the principal balances. Notes payable is presented net of debt discount of $1,518 and $2,163 at March 31, 2020 and December 31, 2019, respectively.

Note 11 – Notes Payable

Notes payable consisted of the following at March 31, 2020 and December 31, 2019:

	2020	2019
Notes payable with maturities between six months and twelve months from the date of issuance with annual percentage interest rates between 24% and 31%	$42,349	$63,226
Demand note payable issued to former officers of Qualmetrix, Inc. with an annual percentage interest rate of 8%	16,200	16,200
Note payable issued in June 2017 with a maturity date of June 2022 and effective interest rate of 10.66%	287,507	287,507
Total notes payable	346,056	366,933
Current portion	(346,056)	(366,933)
Total notes payable, net	$—	$—

Beginning in April 2018, the Company entered into a series of short-term notes with interest rates ranging from 24% to 31% per annum. Throughout the three months ended March 31, 2020 the Company made average monthly principal and interest payments approximating $8,200 per month. The outstanding balance on the short-term notes at March 31, 2020 and December 31, 2019 was $42,349 and $63,226, respectively.

In October 2017, Qualmetrix entered into demand notes with its former Chief Executive Officer totaling $100,000. In January through April 2018, the Company issued additional notes to its former Chief Executive Officer totaling $92,000 maturing one year from the date of issuance. In April 2019, one of the notes was settled via a cash payment of interest and principal totaling $195,789. The outstanding balance of the note issued in January 2018 was $16,200 at March 31, 2020 and December 31, 2019, respectively and includes accrued interest of $1,200.

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

From the inception of the Revenue Loan in June 2017 through March 31, 2020 the Company has paid its monthly principal and interest payments based on the Tier 1 net cash receipts.

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

The Company sold 479,468 shares of common stock to various investors valued at $5.56 per share in the first quarter of 2019 for proceeds of $2,665,000.

The Company issued 212,522 restricted common shares for services in connection with the Qualmetrix acquisition on March 1, 2019, valued at $308,157.

Treasury Stock

In connection with the sale of HealthDatix, the HealthDatix Management remitted 1,000 shares of Clinigence common stock previously issued to them, valued at $1.17 per share on February 29, 2020.

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

Note 14 – Concentrations and Credit Risk

Sales and Accounts Receivable

The Company had sales to one customer which accounted for approximately 11% of total sales for the three months ended March 31, 2020. The customer accounted for less than 10% of accounts receivable at March 31, 2020.

The Company had sales to four customers which accounted for approximately 25%, 24%, 13% and 11%, respectively of total sales for the three months ended March 31, 2019. Three of the four customers accounted for 50%, 20% and 15% of accounts receivable at March 31, 2019.

Cash

Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. Cash balances could exceed insured amounts at any given time, however, the Company has not experienced any such losses. The Company did not have any interest-bearing accounts at March 31, 2020 and December 31, 2019, respectively.

Note 15 - Related Party Transactions

Due to Related Parties

Due to related parties with a balance of $128,477 at March 31, 2020 and December 31, 2019, respectively, does not bear interest and is payable on demand. The Company’s former subsidiary, Arcmail owed amounts on a credit card that is guaranteed by the husband of the Company’s Chief Financial Officer, who was held personally responsible by the credit card company for the unpaid balance.

During the first quarter of 2019, the Chairman Warren Hosseinion made a $300,000 equity investment and was issued 21,590 warrants pursuant to the Equity Private Placement Memorandum.

During the first quarter of 2019, Director Mark Fawcett made a $50,000 equity investment and was issued 3,598 warrants pursuant to the Equity Private Placement Memorandum.

Note 16 – Commitments and Contingencies

Employment Arrangements With Executive Officers

Effective October 29, 2019, in connection with the merger with Clinigence Health, the Company entered into employment agreements with Jacob Margolin, Lawrence Schimmel, and Elisa Luqman each under a three-year term at a base salary of $180,000, $180,000 and $150,000, respectively plus customary employee benefits.

Effective April 1, 2017, in connection with the acquisition of HealthDatix Inc., the Company entered into employment agreements with Jerry Robinson, MaryJo Robinson, and Kathleen Shepherd each under a three-year term at a base salary of $75,000 per year, bonuses based upon objectives set by the Company, and participation in all benefit programs generally made available to HealthDatix employees. The employment agreements restrict the executive officers from engaging in certain competitive activities for the greater of 60 months from the date of the agreements or two years following the termination of their respective employment. The employment agreements were terminated in connection with the sale of HealthDatix effective March 1, 2020.

Note 17 – Subsequent Events

The Company evaluated its March 31, 2020 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued.

Financing Transaction

On May 22, 2020, the Company received loan proceeds of $150,000 pursuant to the U.S. Small Business Administration (“SBA”) COVID-19 Economic Injury Disaster Loan (EIDL) program.  Under the terms of the loan, Borrower must pay principal and interest payments of $731.00 every month beginning Twelve (12) months from the date of the Note. The SBA will apply each installment payment first to pay interest accrued to the day the SBA receives the payment and will then apply any remaining balance to reduce principal. All remaining principal and accrued interest is due and payable Thirty (30) years from the date of the Note. Borrower may prepay this Note in part or in full at any time, without notice or penalty.

On April 21, 2020, the Company received loan proceeds of $333,125 pursuant to the U.S. Small Business Administration (“SBA”) COVID-19 Paycheck Protection Program (PPP). Under the terms of this program, loan proceeds may be forgiven if used for payroll costs, rent, and utilities within 24 weeks of receipt.

Asset Purchase Agreement

On May 27, 2020, Clinigence Holdings Inc. entered into an Intellectual Property Asset Purchase Agreement (the “IP APA Agreement”) by and among Clinigence Health, Inc., a Delaware corporation (“Clinigence Health” or “Seller”), Clinigence Holdings, Inc., a Delaware corporation (“CLNH” or “Shareholder”), AHA Analytics, Inc., a Delaware corporation (“Purchaser”) and Accountable Healthcare America Inc., a Delaware corporation (“AHA”). The transactions contemplated by the IP APA Agreement were consummated on May 29, 2020 (the “Closing”).

The IP APA Agreement provided for the sale of certain intellectual property and rights, including but not limited to copyrights, patents, pending patents, and continuation in part, (the “Transferred Assets”) to Purchaser from the Seller, , hereafter referred to as the “Asset Sale.”

Subject to the provisions of the IP APA Agreement, the Asset Sale provided for an aggregate purchase price (“Purchase Price”) to Seller and Shareholder equal to the sum of the amounts set forth in (i) and (ii), below.

(i)	The Series _E Preferred Stock. The Series E Preferred Stock, (the “Preferred Stock”) as more fully described and stated in the Series E Preferred Stock Certificate of Designation (the “Certificate of Designation”), shall have an initial stated value of $15,000,000 in the aggregate, unless adjusted as set forth in (iii) below (the "Stated Value"). The Stated Value, however, shall be reduced by the Assumed Liabilities as set forth herein which includes the Hold Back amount as set forth in Article 9 of the IP APA Agreement, and shall automatically convert upon either of the following events:

(1) Immediately before (A) the Purchaser’s consummation of a merger with or an acquisition by a Publicly Traded Company listed on NASDAQ all of the Preferred Shares shall be automatically converted into shares of Common Stock of Purchaser or (B) upon Purchaser’s consummation of the Merger into Common Shares of the Publicly Traded Company (“Pubco Shares”) equal to the Stated Value (as may be adjusted in accordance with the terms of the Certificate of Designation), which Pubco Shares shall be valued at the Fair Market Value of those shares;

(2) After two hundred and forty (240) days from the date of Closing, if the event described in (i)(1) above has not occurred, the Preferred Stock shall automatically convert into 3,750,000 of Common Shares of Stock of the Purchaser, based upon a $4 per share valuation on the date of Conversion,

(ii)	The Assumed Liabilities. The Assumed Liabilities consisting of (1) the November 2019 Clinigence Convertible Notes, in the aggregate principal amount of $2,442,875 (2) the Lighter Capital Loan in the amount of $539,770.47, and approximately an additional $487,000 in accounts payable, notes payable and loans payable.
(iii)	Adjustment to Stated Value. The initial Stated Value shall be $15,000,000 (less the Assumed Liabilities) in the aggregate upon the Purchaser’s consummation of a merger with or an acquisition by a Publicly Traded Company listed on NASDAQ (the “Merger”) based upon a minimum valuation of Purchaser equal to twelve (12) times the Audited EBITDA of Purchaser upon the closing of the Merger (the “Valuation”). Should the Purchaser’s Valuation in a Merger be adjusted downward due to market conditions, as reflected in and governed by the terms of, the definitive agreements relating to such Merger between Purchaser and the Publicly Traded Company, the Stated Value shall be adjusted downward proportionally.

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

Discontinued Operations

On April 21, 2020 (effective March 1, 2020) we completed the sale of our subsidiary HealthDatix Inc., a Florida corporation (HDX FL) to Jerry Robinson, Mary-Jo Robinson and Kathleen Shepherd (“HDX Management”) in accordance with a Stock Purchase Agreement (the “Purchase Agreement”) by and between the Company and HDX Management. Pursuant to the Purchase Agreement, the total consideration paid for the outstanding capital stock of HDX FL was the execution of Settlement and Release Agreements by HDX Management, releasing the Company from all obligations pursuant to certain HDX Management Employment Agreements dated April 1, 2017. As per the Purchase Agreement, the Company’s operations of HDX FL ended February 29, 2020 and HDX Management’s operation of the business became effective as of March 1, 2020. HDX FL had nominal revenue and its expenses were insignificant for the period ended December 31, 2019.

Asset Purchase Agreement

On May 27, 2020, we. entered into an Intellectual Property Asset Purchase Agreement (the “IP APA Agreement”) by and among Clinigence Health, the Company, AHA Analytics, Inc., a Delaware corporation (“Purchaser”) and Accountable Healthcare America Inc., a Delaware corporation (“AHA”). The transactions contemplated by the IP APA Agreement were consummated on May 29, 2020.

The IP APA Agreement provided for the sale of certain intellectual property and rights, including but not limited to copyrights, patents, pending patents, and continuation in part, to Purchaser from Clinigence Health, in exchange for AHA Series E Preferred Stock (the “Asset Sale”).

The Series E Preferred Stock as more fully described and stated in the Series E Preferred Stock Certificate of Designation (the “Certificate of Designation”), shall have an initial stated value of $15,000,000 in the aggregate, unless adjusted as set forth in the IP APA Agreement. The Stated Value, however, shall be reduced by the Assumed Liabilities as set forth in the IP APA Agreement which includes the Hold Back amount as set forth in Article 9 of the IP APA Agreement, and shall automatically convert upon either of the following events:

(1)	Immediately before (A) AHA’s consummation of a merger with or an acquisition by a Publicly Traded Company listed on NASDAQ all of the Preferred Shares shall be automatically converted into shares of Common Stock of Purchaser or (B) upon AHA’s consummation of the Merger into Common Shares of the Publicly Traded Company (“Pubco Shares”) equal to the Stated Value (as may be adjusted in accordance with the terms of the Certificate of Designation), which Pubco Shares shall be valued at the Fair Market Value of those shares;

(2)	After two hundred and forty (240) days from the date of Closing, if the event described in (i)(1) above has not occurred, the Preferred Stock shall automatically convert into 3,750,000 of Common Shares of Stock of the AHA, based upon a $4 per share valuation on the date of Conversion.

The Asset Purchase was disclosed on the Company’s current report on Form 8-K filed on June 3, 2020.

Overview

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

 Assets. At March 31, 2020, we had $245,700 in current assets and $5,641,618 in total assets, compared to $1,243,352 in current assets and $6,692,504 in total assets as of December 31, 2019. There was a decrease in total assets primarily from the decrease in cash as a result of the loss on continuing operations.

 Liabilities. At March 31, 2020, we had total liabilities of $4,058,307 compared to $4,834,071 at December 31, 2019. Our total liabilities at March 31, 2020 consisted of current liabilities including accounts payable and accrued expenses of $928,307, accrued interest on notes payable of $94,620 amounts due to related parties of $128,477, lease liability of $51,762, deferred revenue of $87,904, current portion of convertible notes payable of $2,210,958 and current portion of notes payable of $346,056, whereas our total liabilities at December 31, 2019 consisted of current liabilities including accounts payable and accrued expenses of $1,752,659, accrued interest on notes payable of $34,358 amounts due to related parties of $128,477, lease liability of $50,406, deferred revenue of $165,560, current portion of convertible notes payable of $2,112,060 and current portion of notes payable of $366,933. We had long-term liabilities consisting of lease liability of $210,223 for three months ended March 31, 2020 and $223,618 for the year ended December 31, 2019. The decrease in liabilities was primarily due to a decrease in accounts payable and accrued expenses.

Stockholders’ Equity. Our Stockholders’ Equity was $1,583,311 at March 31, 2020 compared to Stockholders’ Equity of $1,858,433 at December 31, 2019. This decrease was primarily due to an increase in accumulated deficit during the three months ended March 31, 2020.

Three Months Ended march 31, 2020 as Compared to Three Months Ended march 31, 2019

Revenues and Net Loss. We had revenue of $465,630 for the three months ended March 31, 2020, compared to $212,135 for the three months ended March 31, 2019. The increase in revenues was the result of our acquisition of Qualmetrix in March 2019. We had a net loss of $(1,122,730) for the three months ended March 31, 2020, compared to $(968,161) for the three months ended March 31, 2019. For the three months ended March 31, 2020 we had a net loss from continuing operations of $(1,162,482) and we had income from discontinued operations of $39,752.

Costs and Expenses

Cost of Sales. We had cost of sales of $199,128 three months ended March 31, 2020, compared to $168,453 three months ended March 31, 2019. Our cost of sales for three months ended March 31, 2020 consisted of direct labor costs of $76,056 and service hosting and third-party software costs of $123,072. Whereas our cost of sales for three months ended March 31, 2019 consisted of direct labor costs of $38,351, service hosting costs of $82,089, and third-party software costs of $48,013. The increase in cost of sales was due to our efforts to continue to integrate the technology of QualMetrix into our platform.

Operating Expenses. General and Administrative expense was $836,052 for the three months ended March 31, 2020, compared to $721,482 for the three months ended March 31, 2019. Our General and Administrative expense for three months ended March 31, 2020 consisted of general corporate overheard of $80,253, payroll and related costs of $207,620, rent costs of $20,282, stock based compensation expense of $502,826, and general overhead including travel and insurance of $25,071. Our General and Administrative expense for the three months ended March 31, 2019 consisted of general corporate overheard of $25,095, payroll and related costs of $232,187, professional fees of $211,936, rent and other facility costs of $43,623 and financing costs of $208,641. The increase in general and administrative expenses was primarily due to an increase in stock based compensation.

We expect our overall corporate overhead to remain flat and we do not expect to incur professional fees at these levels within the ordinary course of business unless we pursue additional merger and acquisitions activity. Currently, we are not under contract to acquire any companies.

Sales and Marketing expense for the three months ended March 31, 2020 was $121,180, compared to $ 66,863 for the three months ended March 31, 2019. Sales and Marketing expense for the for the three months ended March 31, 2020, primarily consisted of payroll for marketing personnel expense of $94,391 and advertising and marketing costs of $26,789. Sales and Marketing expense for the for the three months ended March 31, 2019, primarily consisted of payroll for marketing personnel expense of $28,800 and advertising and marketing costs of $38,063.

Research and Development expense for the three months ended March 31, 2020 was $114,879 compares to $181,248 for the three months ended March 31, 2019 and consisted of internal payroll and external consultants continuing to develop and improve our platform.

Amortization expense of $134,306 was charged to continuing operations for the three months ended March 31, 2020.

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

Other Income (Expense). For the three months ended March 31, 2020 we reported a loss on the sale of subsidiary of $157,574, we had interest expense of $64,993. For the three months ended March 31, 2019 we had interest expense of $42,250.

LIQUIDITY AND CAPITAL RESOURCES

General

As reflected in the accompanying consolidated financial statements, we had cash of $167,739 for the three months ended March 31, 2020 compared to $1,065,434 as of December 31, 2019. As of March 31, 2020, we had a working capital deficiency and we have operated at a net loss since inception. In order to execute our business plans, including the expansion of operations, our primary capital requirements in 2020 are likely to rise. It is not possible to quantify those costs at this point in time, in that they depend on Clinigence Health’s business opportunities and the state of the overall economy. We anticipate raising capital in the private markets to cover any such costs, though there can be no guaranty we will be able to do so on terms we deem to be acceptable. We do not have any plans at this point in time to obtain a line of credit or other loan facility from a commercial bank.

Cash Flow Activity

Cash used in operating activities was $872,992 for the three months ended March 31, 2020, compared to $864,814 for the three months ended March 31, 2019. Net cash used in operating activities primarily consisted of our operating revenues not being sufficient to cover our on-going obligations. Additional contributing factors to the change were from an increase in amortization and depreciation of $52,215, non-cash interest expense of $159,160, stock based compensation expense of $848,778 an increase in accounts receivable of $32,142, a decrease in prepaid expenses of $26,455, a decrease in accounts payable and accrued expenses of $739,155, a decrease in lease liability of $12,039 and a decrease in deferred revenue of $77,656.

Cash provided from discontinued investing activities was $2,656 for the three months ended March 31, 2020. Cash used in continuing investing activities was $41,743 for the three months ended March 31, 2019 and primarily consisted of the acquisition of property and equipment.

Cash used in financing activities March 31, 2020 was $22,047 for the three months ending March 31, 2020 and consisted of payments on Notes Payable of $20,877 and cash used in discontinued operations of $1,170. Cash provided by financing activities was $2,227,172 for the three months ending March 31, 2019. For the three months ending March 31, 2019 we issued shares of common stock for net cash proceeds of $2,747,700 and made principal payments on previously outstanding notes and convertible notes payable totaling $520,528.

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

The notes accompanying our financial statements for the three months ending March 31, 2020 contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that the Company will continue as a going concern.” Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the three months ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the three months ended March 31, 2020 we began the process of updating and refining our procedures and policies on internal control over financial reporting disclosure controls and procedures as a result of our management’s findings pursuant to their evaluation of the effectiveness of our internal control over financial reporting conducted as of December 31, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework and as reported on the Company\s current Annual Report on Form -10 for the year ending December 31, 2019.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended March 31, 2020.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described below, which could harm our business, reputation, financial condition, and operating results.

We may not be able to obtain adequate financing to continue our operations.

As of March 31, 2020 we had a working capital deficiency and we have operated at a net loss since inception. In order to execute our business plans, including the expansion of operations, our primary capital requirements in 2020 are likely to rise. It is not possible to quantify those costs at this point in time, in that they depend on Clinigence Health’s business opportunities and the state of the overall economy. We anticipate raising capital in the private markets to cover any such costs, though there can be no guaranty we will be able to do so on terms we deem to be acceptable. We do not have any plans at this point in time to obtain a line of credit or other loan facility from a commercial bank. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock that may have a greater dilutive impact to our current shareholders. Additional financing may not be available upon acceptable terms, or at all.

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

Because of the extreme sensitivity of the PII we store and transmit, the security features of our technology platform are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive client and patient data, including HIPAA-regulated PHI. As a result, our reputation could be severely damaged, adversely affecting client and patient confidence. Members may curtail their use of or stop using our services or our client base could decrease, which would cause our business to suffer. In addition, we could face litigation, damages for contract breach, penalties and regulatory actions for violation of HIPAA and other applicable laws or regulations and significant costs for remediation, notification to individuals and for measures to prevent future occurrences. Any potential security breach could also result in increased costs associated with liability for stolen assets or information, repairing system damage that may have been caused by such breaches, incentives offered to clients or other business partners in an effort to maintain our business relationships after a breach and implementing measures to prevent future occurrences, including organizational changes, deploying additional personnel and protection technologies, training employees and engaging third-party experts and consultants. While we maintain insurance covering certain security and privacy damages and claim expenses in the amount of at least $3.0 million, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident.

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

Although we have long-term contracts with many customers, these contracts may be terminated before their term expires for various reasons, such as changes in the regulatory landscape and poor performance by us, subject to certain conditions. For example, after a specified period, certain of these contracts are terminable for convenience by our customers after a notice period has passed and the customer has paid a termination fee. Certain of our contracts are terminable immediately upon the occurrence of certain events. For example, some of our contracts may be terminated by the customer if we fail to achieve target performance metrics over a specified period. Certain of the contracts to which the Company or its subsidiaries is a party may be terminated by the customer immediately following repeated failures by us to provide specified levels of service over periods ranging from six months to more than a year. Certain of our contracts may be terminated immediately by the customer if we lose applicable licenses, go bankrupt, lose our liability insurance or receive an exclusion, suspension or debarment from state or federal government authorities. In addition, one of our contracts may be terminated immediately if we become insolvent or file for bankruptcy. If any of our contracts with our customers is terminated, we may not be able to recover all fees due under the terminated contract, which may adversely affect our operating results. We expect that future contracts will contain similar provisions.

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

The notes to our financials for the three months ended March 31, 2020 includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

The notes accompanying our March 31, 2020 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that the Company will continue as a going concern.” Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on June 29, 2020.

Clinigence Holdings, Inc.

/s/ Jacob Margolin
Jacob Margolin
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

