Form 10-Q
period 2020-06-30
Clinigence Holdings, Inc.
filed 2020-08-19
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2020

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission file number 000-53862

Clinigence Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	11-3363609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 1st Avenue North, Suite 901

St. Petersburg, FL 33701

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

Yes ☐  No ☒

The Registrant had 5,274,186 (not including 20 thousand shares held in treasury) shares of the Registrant’s $0.001 par value common stock outstanding.

1

Clinigence Holdings, Inc.
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

CLINIGENCE HOLDINGS, INC.
(FORMERLY KNOWN AS IGAMBIT INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2020	2019
ASSETS
Current assets
Cash	$63,622	$1,065,434
Accounts receivable	126,084	100,183
Inventory	—	26,988
Prepaid expenses and other current assets	175,288	50,747
Total current assets	364,994	1,243,352

Long-term assets
Property and equipment, net	73,143	83,353
Right of use asset, net	223,576	247,196
Investment in AHA	6,402,278	—
Intangible assets, net	—	1,535,974
Goodwill	—	3,471,508
Deposits and other assets	11,231	11,121
Restricted cash	100,000	100,000
Total assets	$7,175,222	$6,692,504

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$585,799	$1,752,659
Accrued interest on notes payable	57,831	34,358
Due to related parties	—	128,477
Lease liability - current	53,151	50,406
Deferred revenue	35,412	165,560
Current portion of convertible notes payable	—	2,112,060
Current portion of notes payable	332,300	366,933
Total current liabilities	1,064,493	4,610,453

Long-term liabilities
Notes payable	150,000	—
Lease liability - long term	196,260	223,618
Total liabilities	1,410,753	4,834,071

Stockholders' equity
Preferred stock, $.001 par value; authorized - 100,000,000 shares; issued and outstanding - 0 shares in 2020 and 2019, respectively	—	—
Common stock, $.001 par value; authorized - 800,000,000 shares; 4,874,999 and 4,649,179 shares issued and 4,854,999 and 4,649,179 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	4,875	4,649
Additional paid-in capital	16,689,042	14,422,579
Accumulated deficit	(10,928,278)	(12,568,795)
	5,765,639	1,858,433
Less: Treasury stock; 1,000 shares, at cost	(1,170)	—
Total stockholders' equity	5,764,469	1,858,433
Total liabilities and stockholders' equity	$7,175,222	$6,692,504

See accompanying notes to the consolidated financial statements.

CLINIGENCE HOLDINGS, INC.
(FORMERLY KNOWN AS IGAMBIT INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	JUNE 30,		JUNE 30,
	2020	2019	2020	2019
Sales	$378,588	$445,279	$844,218	$657,414
Cost of sales	264,859	327,056	463,987	495,509
Gross profit	113,729	118,223	380,231	161,905

Operating expenses
Research and development	314,255	282,462	429,134	463,710
Sales and marketing	52,668	94,689	173,848	161,552
General and administrative expenses	1,341,701	1,179,503	2,177,753	1,900,985
Amortization	87,726	47,211	222,032	47,211
Total operating expenses	1,796,350	1,603,865	3,002,767	2,573,458
Loss from operations	(1,682,621)	(1,485,642)	(2,622,536)	(2,411,553)

Other income (expenses)
Loss on sale of subsidiary	—	—	(157,574)	—
Gain on sale of assets	4,862,948	—	4,862,948	—
Loss on extinguishment of debt	(167,797)	(130,140)	(167,797)	(130,140)
Interest expense	(249,283)	(14,774)	(314,276)	(57,024)
Total other income (expenses)	4,445,868	(144,914)	4,223,301	(187,164)

Income (loss) from continuing operations	2,763,247	(1,630,556)	1,600,765	(2,598,717)

Income from discontinued operations (including gain on disposal of $142,027 for the six months ended June 30, 2020)	—	—	39,752	—

Net income (loss)	$2,763,247	$(1,630,556)	$1,640,517	$(2,598,717)

Basic and fully diluted income (loss) per common share:
Continuing operations	$.59	$(.44)	$.34	(.83)
Discontinued operations	$—	$—	$.01	—
Net income (loss) per common share	$.59	$(.44)	$.35	(.83)

Weighted average common shares outstanding - basic and fully diluted	4,651,661	3,733,206	4,650,420	3,132,936

See accompanying notes to the consolidated financial statements.

CLINIGENCE HOLDINGS, INC.
(FORMERLY KNOWN AS IGAMBIT INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(UNAUDITED)

	Common stock
	Shares	Amount	Paid-in Capital	Accumulated Deficit	Treasury Stock	Totals
Balances, December 31, 2019	4,649,179	$4,649	$14,422,579	$(12,568,795)	$—	$1,858,433
Options issued for services	—	—	848,778	—	—	848,778
Purchase of treasury stock	—	—	—	—	(1,170)	(1,170)
Net loss				(1,122,730)		(1,122,730)
Balances, March 31, 2020	4,649,179	$4,649	$15,271,357	$(13,691,525)	$(1,170)	$1,583,311
Options issued for services	—	—	1,056,599	—	—	1,056,599
Common stock issued for services	225,820	226	361,086	—	—	361,312
Net income				2,763,247		2,763,247
Balances, June 30, 2020	4,874,999	$4,875	$16,689,042	$(10,928,278)	$(1,170)	$5,764,469

Balances, December 31, 2018	1,775,064	$1,775	$3,953,147	$(5,452,275)	$—	$(1,497,353)
Common stock issued for cash	479,468	479	2,664,521	—	—	2,665,000
Common stock issued for services	212,522	212	449,842	—	—	450,054
Common stock issued in Qualmetrix acquisition	1,124,594	1,125	4,167,094	—	—	4,168,219
Net loss				(968,161)	—	(968,161)
Balances, March 31, 2019	3,591,648	$3,591	$11,234,604	$(6,420,436)	$—	$4,817,759
Common stock issued for cash	233,886	234	1,299,766	—	—	1,300,000
Common shares cancelled	(143,642)	(144)	144	—	—	—
Notes payable converted to common stock	143,642	144	530,248	—	—	530,392
Net loss				(1,630,556)	—	(1,630,556)
Balances, June 30, 2019	3,825,534	$3,825	$13,064,762	$(8,050,992)	$—	$5,017,595

See accompanying notes to the consolidated financial statements.

CLINIGENCE HOLDINGS, INC.
(FORMERLY KNOWN AS IGAMBIT INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30,
(UNAUDITED)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,640,517	$(2,598,717)
(Income) loss from discontinued operations	(39,752)	—
Net income (loss) from continuing operations	1,600,765	(2,598,717)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	9,081	5,356
Amortization	82,633	58,315
Non cash interest expense	474,344	—
Gain on sale of assets	(4,862,948)
Loss on extinguishment of debt	167,797	130,140
Stock-based compensation expense	2,266,689	541,934
Changes in operating assets and liabilities:
Accounts receivable	(35,901)	(96,803)
Prepaid expenses and other current assets	(128,913)	48,876
Deposits and other assets	(410)	—
Accounts payable and accrued expenses	(758,100)	49,620
Accrued interest on notes payable	(27,335)	—
Lease liability	(24,613)	—
Deferred revenue	(130,148)	172,682
Net cash used in continuing operating activities	(1,367,059)	(1,688,597)
Net cash provided by discontinued operating activities	—	—
NET CASH USED IN OPERATING ACTIVITIES	(1,367,059)	(1,688,597)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in Qualmetrix, Inc.	—	22,918
Purchases of property and equipment	—	(84,220)
Net cash used in continuing investing activities	—	(61,302)
Net cash used in discontinued investing activities	(2,656)	—
NET CASH USED IN INVESTING ACTIVITIES	(2,656)	(61,302)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	3,687,450
Payments on note receivable - related party	—	(393,093)
Proceeds from notes payable	461,125	—
Payments on notes payable	(92,052)	(636,033)
Payments on convertible notes payable	—	(200,000)
Net cash provided by continuing financing activities	369,073	2,458,324
Net cash used in discontinued financing activities	(1,170)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	367,903	2,458,324

NET INCREASE (DECREASE) IN CASH	(1,001,812)	708,425

CASH - BEGINNING OF PERIOD	1,065,434	119,267
CASH - END OF PERIOD	$63,622	$827,692

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,130	$45,920
Non-cash investing and financing activities:
Treasury stock acquired in sale of discontinued operations	$1,170	$—
Investment in AHA in exchange of assets sold and liabilities assumed	$6,402,278	$—
Common stock issued for acquisition of Qualmetrix, Inc.	$—	$937,395
Common stock issued for convertible debt	$—	$89,956

See accompanying notes to the consolidated financial statements.

CLINIGENCE HOLDINGS, INC.

(FORMERLY KNOWN AS IGAMBIT INC.)

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2020 and 2019

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on May 14, 2020.

Sale of Intellectual Property

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

The IP APA Agreement provided for the sale of certain intellectual property and rights, including but not limited to copyrights, patents, pending patents, and continuation in part, (the “Transferred Assets”) to Purchaser from the Seller, hereafter referred to as the “Asset Sale.”

Subject to the provisions of the IP APA Agreement, the Asset Sale provided for an aggregate purchase price (“Purchase Price”) to Seller and Shareholder equal to the sum of the Series E Preferred Stock, (the “Preferred Stock”), the Assumed Liabilities, and an adjustment to the Stated Value.

The Preferred Stock shall have an initial stated value of $15,000,000 in the aggregate, unless there is an adjustment to the Stated Value, as mentioned below. The Stated Value, however, shall be reduced by the Assumed Liabilities as set forth herein which includes the Hold Back amount as set forth in Article 9 of the IP APA Agreement, and shall automatically convert upon either of the following events:

(1)	Immediately before (A) the Purchaser’s consummation of a merger with or an acquisition by a Publicly Traded Company listed on NASDAQ all of the Preferred Shares shall be automatically converted into shares of Common Stock of Purchaser or (B) upon Purchaser’s consummation of the Merger into Common Shares of the Publicly Traded Company (“Pubco Shares”) equal to the Stated Value (as may be adjusted in accordance with the terms of the Certificate of Designation), which Pubco Shares shall be valued at the Fair Market Value of those shares;

(2)	After two hundred and forty (240) days from the date of Closing, if the merger with or an acquisition by a Publicly Traded Company has not occurred, the Preferred Stock shall automatically convert into 3,750,000 of Common Shares of Stock of the Purchaser, based upon a $4 per share valuation on the date of Conversion.

The investment in AHA was recorded at $6,402,278 based on 1,252,892 shares outstanding at a fair value of $5.11 per share from a fair market value opinion on the Preferred Stock outstanding on the Closing date.

The Assumed Liabilities consist of the following:

Convertible notes payable	$2,442,875
Related party loan payable	128,477
Note payable - Jerrold Young	15,000
Note payable - Lighter Capital	489,770
Accounts payable	323,563
Accrued interest on notes payable	9,454
$3,409,139

The initial Stated Value of $15,000,000 (less the Assumed Liabilities) in the aggregate upon the Purchaser’s consummation of a merger with or an acquisition by a Publicly Traded Company listed on NASDAQ (the “Merger”) shall be based upon a minimum valuation of Purchaser equal to twelve (12) times the Audited EBITDA of Purchaser upon the closing of the Merger (the “Valuation”). Should the Purchaser’s Valuation in a Merger be adjusted downward due to market conditions, as reflected in and governed by the terms of, the definitive agreements relating to such Merger between Purchaser and the Publicly Traded Company, the Stated Value shall be adjusted downward proportionally.

Gain on sale of assets reported in the statements of operations consists of the following:

Investment in AHA Series E Preferred Stock	$6,402,278
Assumed liabilities	3,409,139
Less assets sold:
Intangible assets	(1,476,981)
Goodwill	(3,471,508)
Gain on sale of assets	$4,862,928

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

The components of income from discontinued operations presented in the consolidated statements of operations for the six months ended June 30, 2020 are presented as follows:

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $33,791 and $26,217 were charged to operations for the six months ended June 30, 2020 and 2019, respectively. Advertising costs of $7,002 and $22,467 were charged to operations for the three months ended June 30, 2020 and 2019, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. The Company does not have any cash equivalents as of June 30, 2020 and December 31, 2019. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured.

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

Office equipment and fixtures	5-7 years
Computer hardware	5 years
Computer software	3 years
Development equipment	5 years

Amortization

Intangible assets are amortized using the straight line method over the estimated lives of the respective assets as follows:

Developed technology	13 years
Customer relationships	10 years

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

Deferred Revenue

Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s support and maintenance services, the Company recognizes such revenues when services are completed and billed. The Company has received deposits from its various customers that have been recorded as deferred revenue and presented as current liabilities in the amount of $35,412 and $165,560 as of June 30, 2020 and December 31, 2019, respectively.

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

Note 4 – Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has an accumulated deficit of $10,928,278, and a working capital deficit of $699,499 at June 30, 2020. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to obtain necessary equity financing and ultimately from generating revenues from its newly acquired subsidiary to continue operations.

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

Note 5 – Property and Equipment

Property and equipment are carried at cost and consist of the following at June 30, 2020 and December 31, 2019:

	2020	2019
Office equipment and fixtures	$109,468	$109,468
Computer hardware	41,066	44,866
Computer software	16,121	16,121
Less: Accumulated depreciation	93,512	87,102
	$73,143	$83,353

Depreciation expense of $9,081 and $5,356 was charged to operations for the six months ended June 30, 2020 and 2019, respectively.

Note 6 – Investment in AHA

The Company recorded an investment in Accountable Healthcare America, Inc. (“AHA”) of $6,402,278, at cost at June 30, 2020 in exchange for 1,252,892 shares of AHA’s Series E Convertible Preferred Stock in connection with the Asset Purchase Agreement, discussed in Note 1. AHA is authorized to issue up to 50,000,000 shares of preferred stock with a par value of $.001 per share in one or more series. The Series E Preferred Stock is convertible into common stock of AHA immediately before or upon AHA’s merger with or an acquisition by a publicly traded company listed on NASDAQ.

Note 7 – Intangible Assets

The following tables provide detail associated with the Company’s acquired identifiable intangible assets:

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Amortized intangible assets:
Customer relationships	$624,000	$(52,000)	$572,000	10
Developed technology	1,030,000	(66,026)	963,974	13
Total	$1,654,000	$(118,026)	$1,535,974

Aggregate Amortization Expense:
For the six months ended June 30, 2020	$59,013

In connection with the sale of intellectual property as discussed in Note 1, the Company sold its intangible assets of $1,476,961, net of accumulated amortization of $177,039 to AHA pursuant to the Asset Purchase Agreement on May 29, 2020.

Note 8 – Operating Lease

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

Operating lease ROU assets and operating lease liabilities are recorded on the consolidated balance sheet as follows:

June 30,
2020
Operating Lease:
Operating lease right-of-use assets, net	$223,576
Current portion of operating lease liabilities	53,151
Operating lease liabilities, net of current portion	196,260

As of June 30, 2020, the weighted-average remaining lease term of the operating lease was 4.0 years. The weighted-average discount rate for the operating lease was 6.75%.

The following table summarizes maturities of operating lease liabilities based on lease term as of June 30, 2020:

2020	$33,850
2021	69,393
2022	71,474
2023	73,619
2024	37,729
Total lease payments	286,065
Less: Imputed interest	36,654
Present value of lease liabilities	$249,411

At June 30, 2020, the Company had the following future minimum payments due under the non-cancelable lease:

2020	$33,850
2021	69,393
2022	71,474
2023	73,619
2024	37,729
Total minimum lease payments	$286,065

Consolidated rental expense from continuing operations for all operating leases was $49,617 and $44,177 for the six months ended June 30, 2020 and 2019, respectively. Rental expense from discontinued operations for all operating leases was $2,519 for the six months ended June 30, 2020.

The following table summarizes the cash paid and related right-of-use operating lease recognized for the six months ended June 30, 2020.

Six Months Ended
June 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$33,521
Right-of-use lease assets obtained in the exchange for lease liabilities:
Operating leases	24,613

Note 9 - Earnings (Loss) Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants, and convertible debt have not been included in the computation of diluted net loss per share for the six months ended June 30, 2020 and 2019 as the result would be anti-dilutive.

	Six Months Ended
	June 30,
	2020	2019
Stock options	1,174,814	—
Stock warrants	557,873	529,685
Total shares excluded from calculation	1,732,687	529,685

Note 10 – Stock Based Compensation

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

Stock option activity during the six months ended June 30, 2020 and 2019 follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2018	—	—	—
No option activity	—	—
Options outstanding at June 30, 2019	—	—	—
Options outstanding at December 31, 2019	48,854	5.11	8.05
Options granted	1,130,734	1.49
Options expired	(400)	0.01
Options cancelled	(4,374)	5.56
Options outstanding at June 30, 2020	1,174,814	1.61	8.61

Options outstanding at June 30, 2020 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
August 5, 2019	40,480	40,480	$5.56	August 5, 2029
October 29, 2019	3,600	3,600	$0.0725	June 6, 2027
January 27, 2020	307,884	307,884	$1.50	January 27, 2030
January 27, 2020	225,000	225,000	$1.50	January 27, 2027
February 29, 2020	95,794	95,794	$1.25	February 28, 2030
May 11, 2020	380,000	380,000	$1.50	May 11, 2027
June 30, 2020	122,056	122,056	$1.45	June 30, 2030
Total	1,174,814	1,174,814

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

Warrant activity during the six months ended June 30, 2020 and 2019 follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2018	138,997	$0.81	5.55
Warrants granted	529,685	6.67
Warrants cancelled	(138,997)	0.81
Warrants outstanding at June 30, 2019	529,685	$6.67	4.76
Warrants outstanding at December 31, 2019	1,065,251	$6.04
Warrants canceled	(507,378)	—
Warrants outstanding at June 30, 2020	557,873	$6.77	4.29

Warrants outstanding at June 30, 2020 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
March 21, 2019	96,433	96,433	$6.67	December 31, 2024
April 30, 2019	3,598	3,598	$6.67	December 31, 2024
May 13, 2019	14,393	14,393	$6.67	December 31, 2024
May 28, 2019	199,703	199,703	$6.67	December 31, 2024
June 5, 2019	7,197	7,197	$6.67	December 31, 2024
June 25, 2019	208,361	208,361	$6.67	December 31, 2024
September 6, 2019	25,188	25,188	$6.67	December 31, 2024
October 29, 2019	1,500	1,500	$25.00	February 5, 2023
October 29, 2019	1,500	1,500	$25.00	April 27, 2023
Total	557,873	557,873

Note 11 – Convertible Notes Payable

Convertible notes payable consisted of the following at June 30, 2020 and December 31, 2019:

	2020	2019
Notes payable convertible into Clinigence common shares at $5.56 per share; bearing interest at a rate of 10%; net of debt discount of $166,697 and $328,652, respectively; maturing in October 2020	$—	$2,016,723
Notes payable convertible into Clinigence common shares at $1.25 per share; bearing interest at a rate of 10%; net of debt discount of $1,100 and $2,163, respectively; maturing in October 2020	—	95,337
Total convertible notes payable	—	2,112,060
Current portion	—	(2,112,060)
Total convertible notes payable, net	$—	$—

In March 2019, the Company made a cash payment totaling $200,000 to settle a previously outstanding convertible note payable. In conjunction with the payment, approximately 400,000 underlying warrants to purchase units of CLI expired unexercised.

During the six months ended June 30, 2020 and 2019 the Company recognized total interest expense of $314,276 and $57,024, respectively.

Under a subscription agreement dated November 19, 2019, the Company issued convertible promissory notes to various individuals totaling $2,345,375 at December 31, 2019. The notes are convertible at any time through the maturity date of October 31, 2020. In connection with the issuance of the convertible promissory notes, the Company issued 263,727 warrants to purchase shares of the Company’s common stock. The Company allocated the proceeds between the fair value of the notes and warrants. The Company allocated $370,714 to the warrants which has been recorded as a debt discount to be amortized over the life of the notes. Notes payable is presented net of debt discount of $0 and $328,652 at June 30, 2020 and December 31, 2019, respectively.

The Company issued convertible debentures in the amount of $75,000 to three individuals in 2016 and 2017. The Company restated the convertible debentures on November 15, 2019 to comply with the terms of the November 19, 2019 promissory notes previously mentioned and added $22,500 of accrued interest to the principal balances. Notes payable is presented net of debt discount of $0 and $2,163 at June 30, 2020 and December 31, 2019, respectively.

The principal balances of the November 19, 2019 convertible notes and the 2016 and 2017 convertible debentures totaling $2,442,875 were included in the Assumed Liabilities of the AHA Asset Purchase Agreement, as discussed in Note 1. Loss on extinguishment of debt of $167,797 was recorded for the debt discount balance on May 29, 2020.

Note 12 – Notes Payable

Notes payable consisted of the following at June 30, 2020 and December 31, 2019:

	2020	2019
Notes payable with maturities between six months and twelve months from the date of issuance with annual percentage interest rates between 24% and 31%	$21,175	$63,226
SBA Paycheck Protection Program note payable issued in April 2020 with a maturity date of October 2022 and interest rate of 1%	311,125	—
SBA Economic Injury Disaster Loan note payable issued in May 2020 with a maturity date of May 2051 and interest rate of 3.75%	150,000	—
Demand note payable issued to former officers of Qualmetrix, Inc. with an annual percentage interest rate of 8%	—	16,200
Note payable issued in June 2017 with a maturity date of June 2022 and effective interest rate of 10.66%	—	287,507
Total notes payable	482,300	366,933
Current portion	(332,300)	(366,933)
Total notes payable, net	$150,000	$—

Beginning in April 2018, the Company entered into a series of short-term notes with interest rates ranging from 24% to 31% per annum. Throughout the six months ended June 30, 2020 the Company made average monthly principal and interest payments approximating $8,200 per month. The outstanding balance on the short-term notes at June 30, 2020 and December 31, 2019 was $21,175 and $63,226, respectively.

In October 2017, Qualmetrix entered into demand notes with its former Chief Executive Officer totaling $100,000. In January through April 2018, the Company issued additional notes to its former Chief Executive Officer totaling $92,000 maturing one year from the date of issuance. In April 2019, one of the notes was settled via a cash payment of interest and principal totaling $195,789. The outstanding balance of the note issued in January 2018 was $0 and $16,200 at June 30, 2020 and December 31, 2019, respectively and includes accrued interest of $1,200.

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

From the inception of the Revenue Loan in June 2017 through May 29, 2020 the Company has paid its monthly principal and interest payments based on the Tier 1 net cash receipts.

The principal balances of the Revenue Loan of $489,770, consisting of default interest recorded of $252,263 and net of a $50,000 principal payment and the demand note payable of $15,000 and accrued interest of $1,600 were included in the Assumed Liabilities of the AHA Asset Purchase Agreement, as discussed in Note 1.

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

Note 13 – Stock Transactions

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

The Company issued 225,820 restricted common shares to employees for salaries on June 30, 2020, valued at $361,312.

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

Note 15 – Concentrations and Credit Risk

Sales and Accounts Receivable

The Company had sales to one customer which accounted for approximately 12% of total sales for the six months ended June 30, 2020. The customer accounted for 14% of accounts receivable at June 30, 2020.

The Company had sales to three customers which accounted for approximately 16%, 15%, and 10%, respectively of total sales for the six months ended June 30, 2019. One of the three customers accounted for 15% of accounts receivable at June 30, 2019.

Cash

Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. Cash balances could exceed insured amounts at any given time, however, the Company has not experienced any such losses. The Company did not have any interest-bearing accounts at June 30, 2020 and December 31, 2019, respectively.

Note 16 - Related Party Transactions

Due to Related Parties

Due to related parties with a balance of $0 and $128,477 at June 30, 2020 and December 31, 2019, respectively, does not bear interest and is payable on demand. The Company’s former subsidiary, Arcmail owed amounts on a credit card that is guaranteed by the husband of the Company’s Chief Financial Officer, who was held personally responsible by the credit card company for the unpaid balance. The balance of $128,477 was included in the Assumed Liabilities of the AHA Asset Purchase Agreement.

During the first quarter of 2019, the Chairman Warren Hosseinion made a $300,000 equity investment and was issued 21,590 warrants pursuant to the Equity Private Placement Memorandum.

During the first quarter of 2019, Director Mark Fawcett made a $50,000 equity investment and was issued 3,598 warrants pursuant to the Equity Private Placement Memorandum.

Note 17 – Commitments and Contingencies

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

Note 18 – Subsequent Events

The Company evaluated events and transactions subsequent to June 30, 2020 through the date the consolidated financial statements were issued.

Separation Agreement

The Company’s CEO, Jacob Margolin resigned from his employment effective July 11, 2020 and entered into a separation agreement with the Company. Under the terms of the separation agreement, Mr. Margolin is to receive a one-time cash severance payment of $20,000 payable on the separation date and a cash payment of $72,000 payable in 12 equal monthly payments of $6,000 beginning on August 15, 2020, and 228,346 shares of the Company’s common stock, valued at $290,000.

Lawrence Schimmel was appointed as interim CEO subsequent to his resignation from the board of directors on May 16, 2020.

Equity Transaction

On August 12, 2020, the Company sold 190,476 restricted shares of common stock valued at $.63 per share to 5 directors and an investor for proceeds of $120,000.

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

License Agreement

In connection with the Asset Purchase, the Company’s subsidiary Clinigence Health, Inc. (“Clinigence Health”) entered into an Intellectual Property License Agreement (the “License Agreement”) with AHA Analytics Inc. (“Licensor”), a Delaware corporation.

Pursuant to the License Agreement Licensor granted Clinigence Health a worldwide, irrevocable, royalty-free, non-transferable (other than as set forth herein), non-exclusive license to use, solely for Clinigence Health’s ongoing Analytics Business Customers, the Licensor Intellectual Property to make, have made, use, offer to sell, sell and import, copy, reproduce, modify, publish, display, publicly perform and make derivative works on the Licensed Products and to incorporate the Licensor Intellectual Property and Licensed Products, in whole or in part, into the Analytics Business platform maintained by Licensee, within the Territory, and subject to the License Agreement, to develop improvements based on the Licensor Intellectual Property.

Licensor also granted Clinigence Health the right to grant limited sub-licenses to customers as a non-exclusive license to use the Licensed Material, for the Term of the License Agreement. It is understood that the use of the licensed material will be offered to Clinigence Health ‘s customers as part of its ongoing Analytics Business.

Managed Services Agreement

In connection with the Asset Purchase, Clinigence Health entered into a Managed Services Agreement (the “Managed Services Agreement”) by and between AHA Analytics, Inc. (“AHA Analytics”), a Delaware corporation and Clinigence Health, Inc., a Delaware corporation.

Pursuant to the Managed Services Agreement Clinigence Health provide, supply and render management and operational support services as are necessary to continue to maintain and keep the AHA Analytics technology up to date, in keeping with the ordinary course of business as it has customarily been used in the Clinigence Health Analytics Business.

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

 Assets. At June 30, 2020, we had $364,994 in current assets and $7,175,222 in total assets, compared to $1,243,352 in current assets and $6,692,504 in total assets as of December 31, 2019. There was an increase in total assets primarily from the investment in Accountable Healthcare America Inc.

 Liabilities. At June 30, 2020, we had total liabilities of $1,410,753 compared to $4,834,071 at December 31, 2019. Our total liabilities at June 30, 2020 consisted of current liabilities including accounts payable and accrued expenses of $585,799, accrued interest on notes payable of $57,831, lease liability of $53,151, deferred revenue of $35,412, and current portion of notes payable of $332,300, whereas our total liabilities at December 31, 2019 consisted of current liabilities including accounts payable and accrued expenses of $1,752,659, accrued interest on notes payable of $34,358, amounts due to related parties of $128,477, lease liability of $50,406, deferred revenue of $165,560, current portion of convertible notes payable of $2,112,060 and current portion of notes payable of $366,933. We had long-term liabilities consisting of Notes payable of $150,000 and lease liability of $196,260 for six months ended June 30, 2020 and lease liability of $223,618 for the year ended December 31, 2019. The decrease in liabilities was primarily due to the assumption of certain liabilities by Accountable Healthcare America Inc. pursuant to the IP Asset Purchase Agreement.

Stockholders’ Equity. Our Stockholders’ Equity was $5,764,469 at June 30, 2020 compared to Stockholders’ Equity of $1,858,433 at December 31, 2019. This increase was primarily due to an increase in assets from the sale of certain assets to Accountable Healthcare America Inc.

THREE Months Ended JUNE 30, 2020 as Compared to Three Months Ended JUNE 30, 2019

Revenues and Net Income (Loss). We had revenue of $378,588 for the three months ended June 30, 2020, compared to $445,279 for the three months ended June 30, 2019. The decrease in revenues was the result of the loss of revenue from customers adversely affected by the Covid-19 pandemic. We had net income of $2,763,247 for the three months ended June 30, 2020 compared to a net loss $(1,630,556) for the three months ended June 30, 2019. We had a loss from operations of $(1,682,621) for the three months ended June 30, 2020, compared to a loss from operations $(1,485,642) for the three months ended June 30, 2019.

Costs and Expenses

Cost of Sales. We had cost of sales of $264,859 for the three months ended June 30, 2020, compared to $327,056 for the three months ended June 30, 2019. Our cost of sales for three months ended June 30, 2020 consisted of direct labor costs of $137,422 and service hosting and third-party software costs of $127,437. Whereas our cost of sales for three months ended June 30, 2019 consisted of direct labor costs of $88,109, service hosting costs of $222,147, and third-party software costs of $16,800. The increase in cost of sales was due to our efforts to continue to integrate the technology of QualMetrix into our platform.

Operating Expenses.

General and Administrative expense was $1,341,701 for the three months ended June 30, 2020, compared to $1,179,503 for the three months ended June 30, 2019. Our General and Administrative expense for three months ended June 30, 2020 consisted of general corporate overheard of $91,395, payroll and related costs of $332,197, rent costs of $29,365, board stock based compensation expense of $861,339, and general overhead including travel and insurance of $27,405. Our General and Administrative expense for the three months ended June 30, 2019 consisted of general corporate overheard of $622,825 payroll and related costs of $249,858 professional fees of $241,848, rent and other facility costs of $15,972 and financing costs of $49,000. The increase in general and administrative expenses was primarily due to the acquisition of QMX in 2019

We expect our overall corporate overhead to remain flat and we do not expect to incur professional fees at these levels within the ordinary course of business unless we pursue additional merger and acquisitions activity. Currently, we are not under contract to acquire any companies.

Sales and Marketing expense for the three months ended June 30, 2020 was $52,669, compared to $94,689 for the three months ended June 30, 2019. Sales and Marketing expense for the for the three months ended June 30, 2020, primarily consisted of payroll for marketing personnel expense of $45,667 and advertising and marketing costs of $7,002. Sales and Marketing expense for the for the three months ended June 30, 2019, primarily consisted of payroll for marketing personnel expense of $77,949 and advertising and marketing costs of $16,740.

Research and Development expense for the three months ended June 30, 2020 was $314,255 compared to $282,462 for the three months ended June 30, 2019 and consisted of internal payroll and external consultants continuing to develop and improve our platform.

Amortization expense of $87,726 was charged to continuing operations for the three months ended June 30, 2020, compared to $47,211 for the three months ended June 30, 2019.

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

Other Income (Expense). For the three months ended June 30, 2020 we had other income of $4,445,868 primarily due to the gain on the sale of assets of $4,862,948, offset by a loss on extinguishment of debt of $167,797 and interest expense of $249,283. For the three months ended June 30, 2019 we had a loss on extinguishment of debt of $130,140 and we had interest expense of $14,774.

SIX Months Ended JUNE 30, 2020 as Compared to SIX Months Ended JUNE 30, 2019

Revenues and Net Loss. We had revenue of $844,218 for the six months ended June 30, 2020, compared to $657,414 for the six months ended June 30, 2019. The increase in revenues was due to the acquisition of QMX in March 2019. We had net income of $1,640,517 for the six months ended June 30, 2020 compared to a net loss $(2,598,717) for the six months ended June 30, 2019. We had a loss from operations of $(6,094,045) for the six months ended June 30, 2020, compared to a loss from operations $(2,411,553) for the six months ended June 30, 2019. For the six months ended June 30, 2020 we had income from discontinued operations of $39,752.

Costs and Expenses

Cost of Sales. We had cost of sales of $463,987 for the six months ended June 30, 2020, compared to $495,509 for the six months ended June 30, 2019. Our cost of sales for six months ended June 30, 2020 consisted of direct labor costs of $213,479 and service hosting and third-party software costs of $250,508. Whereas our cost of sales for six months ended June 30, 2019 consisted of direct labor costs of $126,460 service hosting costs of $304,236, and third-party software costs of $64,813 The increase in cost of sales was due to our efforts to continue to integrate the technology of QualMetrix into our platform.

Operating Expenses.

General and Administrative expense was $2,177,753 for the six months ended June 30, 2020, compared to $1,900,985 for the six months ended June 30, 2019. Our General and Administrative expense for six months ended June 30, 2020 consisted of general corporate overheard of $111,362, payroll and related costs of $518,916, rent costs of $49,647, board stock based compensation expense of $1,364,165, contractor expense of $81,007 and general overhead including travel and insurance of $52,656. Our General and Administrative expense for the six months ended June 30, 2019 consisted of general corporate overheard of $299,621 payroll and related costs of $430,450 professional fees of $290,206. Consulting and stock-based compensation of $804,766, rent and other facility costs of $59,595 general overhead including travel and insurance of $16,347. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation.

We expect our overall corporate overhead to remain flat and we do not expect to incur professional fees at these levels within the ordinary course of business unless we pursue additional merger and acquisitions activity. Currently, we are not under contract to acquire any companies.

Sales and Marketing expense for the six months ended June 30, 2020 was $173,849, compared to $161,552 for the six months ended June 30, 2019. Sales and Marketing expense for the for the six months ended June 30, 2020, primarily consisted of payroll for marketing personnel expense of $140,058 and advertising and marketing costs of $33,791. Sales and Marketing expense for the for the six months ended June 30, 2019, primarily consisted of payroll for marketing personnel expense of $106,749 and advertising and marketing costs of $54,773.

Research and Development expense for the six months ended June 30, 2020 was $429,134 compared to $463,710 for the six months ended June 30, 2019 and consisted of internal payroll and external consultants continuing to develop and improve our platform.

Amortization expense of $222,032 was charged to continuing operations for the six months ended June 30, 2020, compared to $47,211 for the six months ended June 30, 2019.

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

Other Income (Expense). For the six months ended June 30, 2020 we had other income of $4,223,301 primarily due to the gain on the sale of assets of $4,862,948, offset by a loss on the sale of a subsidiary of $157,574, a of loss on extinguishment of debt of $167,797 and interest expense of $314,276. For the six months ended June 30, 2019 we had a loss on extinguishment of debt of $130,140 and we had interest expense of $57,024

LIQUIDITY AND CAPITAL RESOURCES

General

As reflected in the accompanying consolidated financial statements, we had cash of $63,622 as of June 30, 2020 compared to $1,065,434 as of December 31, 2019. As of June 30, 2020, we had a working capital deficiency and we have operated at a net loss since inception. In order to execute our business plans, including the expansion of operations, our primary capital requirements in 2020 are likely to rise. It is not possible to quantify those costs at this point in time, in that they depend on Clinigence Health’s business opportunities and the state of the overall economy. We anticipate raising capital in the private markets to cover any such costs, though there can be no guaranty we will be able to do so on terms we deem to be acceptable. We do not have any plans at this point in time to obtain a line of credit or other loan facility from a commercial bank.

Cash Flow Activity

Cash used in operating activities was $1,367,059 for the six months ended June 30, 2020, compared to $1,688,597 for the six months ended June 30, 2019. Net cash used in operating activities primarily consisted of our operating revenues not being sufficient to cover our on-going obligations. Additional contributing factors to the change were from an increase in amortization and depreciation of $91,714, non-cash interest expense of $474,345, a gain on the sale of assets of $4,861,948, loss on extinguishment of debt of $167,797, stock based compensation expense of $2,266,689, an increase in accounts receivable of $35,901, an increase in prepaid expenses of $128,913, an increase in deposits and other assets of $410, a decrease in accounts payable and accrued expenses of $758,100, a decrease in accrued interest on notes payable of $27,335, a decrease in lease liability of $24,613 and a decrease in deferred revenue of $130,148.

Cash used in discontinued investing activities was $2,656 for the six months ended June 30, 2020. Cash used in continuing investing activities was $61,302 for the six months ended June 30, 2019 and primarily consisted of the acquisition of property and equipment.

Cash provided by continuing financing activities was $369,073 for the six months ending June 30, 2020 and consisted of proceeds from notes payable of $461,125 offset by payments on notes payable of $92,052 and cash used in discontinued financing activities was $1,170 for the six months ending June 30, 2020. Cash provided by financing activities was $2,458,324 for the six months ending June 30, 2019. For the six months ending June 30, 2019 we issued shares of common stock for net cash proceeds of $3,687,450 and made principal payments on previously outstanding notes and convertible notes payable totaling $1,229,126.

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

The notes accompanying our financial statements for the six months ending June 30, 2020 contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that the Company will continue as a going concern.” Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of June 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the six months ended June 30, 2020 we began the process of updating and refining our procedures and policies on internal control over financial reporting disclosure controls and procedures as a result of our management’s findings pursuant to their evaluation of the effectiveness of our internal control over financial reporting conducted as of December 31, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework and as reported on the Company’s current Annual Report on Form -10 for the year ending December 31, 2019.

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

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended June 30, 2020.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described below, which could harm our business, reputation, financial condition, and operating results.

We may not be able to obtain adequate financing to continue our operations.

As of June 30, 2020 we had a working capital deficiency and we have operated at a net loss since inception. In order to execute our business plans, including the expansion of operations, our primary capital requirements in 2020 are likely to rise. It is not possible to quantify those costs at this point in time, in that they depend on Clinigence Health’s business opportunities and the state of the overall economy. We anticipate raising capital in the private markets to cover any such costs, though there can be no guaranty we will be able to do so on terms we deem to be acceptable. We do not have any plans at this point in time to obtain a line of credit or other loan facility from a commercial bank. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock that may have a greater dilutive impact to our current shareholders. Additional financing may not be available upon acceptable terms, or at all.

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

The notes to our financials for the six months ended June 30, 2020 includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

The notes accompanying our June 30, 2020 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that the Company will continue as a going concern.” Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 19, 2020.

Clinigence Holdings, Inc.

/s/ Lawrence Schimmel
Lawrence Schimmel
Acting Chief Executive Officer

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

