Form 10-Q/A
period 2020-06-30
Clinigence Holdings, Inc.
filed 2020-08-24
CIK 1479681

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

1

EXPLANATORY NOTE

----------------------------------------------------------------------------------------------------------

The purpose of this amendment on Form 10-Q to Clinigence Holdings, Inc.’s Quarterly Report for the period ended June 30, 2020, filed with the Securities and Exchange Commission on August 19, 2020, is solely to furnish Exhibit 101 to the Form 10Q in accordance with Rule 405 of Regulation S-T and to furnish a corrected Exhibit 31.1. No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, and does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosure made in the original Form 10-Q.

2

Exhibit Number	Description of Exhibit
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
31.1	Certification

3

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 20, 2020.

Clinigence Holdings, Inc.
/s/ Lawrence Schimmel
Lawrence Schimmel
Acting Chief Executive Officer

/s/ Elisa Luqman
Elisa Luqman
Chief Financial Officer

4