Form 10-Q/A
period 2020-06-30
Clinigence Holdings, Inc.
filed 2020-09-23
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q/A2

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

EXPLANATORY NOTE

----------------------------------------------------------------------------------------------------------

The purpose of this Amendment No. 2 on Form 10-Q to Clinigence Holdings, Inc.’s Quarterly Report for the period ended June 30, 2020, filed with the Securities and Exchange Commission on September 22, 2020, is to address and correct the nonreliance on the Q2 financial statements for the period ended June 30 2020 filed with the SEC on August 19, 2020 and the Company’s Quarterly Reports on Form 10-Q/A, originally filed with the SEC on August 20, 2020, that were prematurely filed before the Company’s independent registered public accounting firm completed its review. The Q2Q2/A Report should not be relied upon. These filings were management-prepared and filed by management and should not have been filed.

2

Clinigence Holdings, Inc.
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

CLINIGENCE HOLDINGS, INC.
(FORMERLY KNOWN AS IGAMBIT INC.)
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2020	2019
ASSETS
Current assets
Cash	$63,622	$1,065,434
Accounts receivable	126,084	100,183
Inventory	—	26,988
Prepaid expenses and other current assets	175,288	50,747
Total current assets	364,994	1,243,352

Long-term assets
Property and equipment, net	73,143	83,353
Right of use asset, net	223,576	247,196
Investment in AHA	6,402,278	—
Intangible assets, net	—	1,535,974
Goodwill	—	3,471,508
Deposits and other assets	11,231	11,121
Restricted cash	100,000	100,000
Total assets	$7,175,222	$6,692,504

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$585,800	$1,752,659
Accrued interest on notes payable	57,831	34,358
Due to related parties	—	128,477
Lease liability - current	53,151	50,406
Deferred revenue	35,412	165,560
Current portion of convertible notes payable	2,175,000	2,112,060
Current portion of notes payable	692,070	366,933
Total current liabilities	3,599,264	4,610,453
Long-term liabilities
Notes payable	150,000	—
Lease liability - long term	196,260	223,618
Total liabilities	3,945,524	4,834,071

Stockholders' equity
Preferred stock, $.001 par value; authorized - 100,000,000 shares; issued and outstanding - 0 shares in 2020 and 2019, respectively	—	—
Common stock, $.001 par value; authorized - 800,000,000 shares; 4,874,999 and 4,649,179 shares issued and 4,854,999 and 4,649,179 shares outstanding as of June 30, 2020 and December 31, 2019, respectively	4,875	4,649
Additional paid-in capital	16,689,042	14,422,579
Accumulated deficit	(13,464,219)	(12,568,795)
Total stockholders' equity	3,229,698	1,858,433
Total liabilities and stockholders' equity	$7,175,222	$6,692,504

See accompanying notes to the consolidated financial statements.

CLINIGENCE HOLDINGS, INC.
(FORMERLY KNOWN AS IGAMBIT INC.)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	JUNE 30,		JUNE 30,
	2020	2019	2020	2019
Sales	$378,588	$445,279	$844,218	$657,414
Cost of sales	264,859	327,056	463,987	495,509
Gross profit	113,729	118,223	380,231	161,905

Operating expenses
Research and development	314,255	282,462	429,134	463,710
Sales and marketing	52,669	94,689	173,849	161,552
General and administrative expenses	1,341,701	1,179,503	2,177,753	1,900,985
Amortization	87,726	47,211	222,032	47,211
Total operating expenses	1,796,351	1,603,865	3,002,768	2,573,458
Loss from operations	(1,682,622)	(1,485,642)	(2,622,537)	(2,411,553)

Other income (expenses)
Loss on sale of subsidiary	(1,170)	—	(158,744)	—
Gain on sale of assets	2,328,178	—	2,328,178	—
Loss on extinguishment of debt	(167,797)	(130,140)	(167,797)	(130,140)
Interest expense	(249,283)	(14,774)	(314,276)	(57,024)
Total other income (expenses)	1,909,928	(144,914)	1,687,361	(187,164)

Income (loss) from continuing operations	227,306	(1,630,556)	(935,176)	(2,598,717)
Income from discontinued operations (including gain on disposal of $142,027 for the six months ended June 30, 2020)	—	—	39,752	—
Net income (loss)	$227,306	$(1,630,556)	$(895,424)	$(2,598,717)

Basic and fully diluted income (loss) per common share:
Continuing operations	$.05	$(.44)	$(.20)	(.83)
Discontinued operations	$—	$—	$.01	—
Net income (loss) per common share	$.05	$(.44)	$(.19)	(.83)

Weighted average common shares outstanding - basic and fully diluted	4,651,661	3,733,206	4,650,420	3,132,936

See accompanying notes to the consolidated financial statements.

CLINIGENCE HOLDINGS, INC.
(FORMERLY KNOWN AS IGAMBIT INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
SIX MONTHS ENDED JUNE 30, 2020 AND 2019
(UNAUDITED)

	Common stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Totals
Balances, December 31, 2019	4,649,179	$4,649	$14,422,579	$(12,568,795)	$—	$1,858,433
Options issued for services	—	—	848,778	—	—	848,778
Purchase of treasury stock	—	—	—	—	(1,170)	(1,170)
Net loss				(1,122,730)		(1,122,730)
Balances, March 31, 2020	4,649,179	$4,649	$15,271,357	$(13,691,525)	$(1,170)	$1,583,311
Options issued for services	—	—	1,056,599	—	—	1,056,599
Common stock issued for services	225,820	226	361,086	—	—	361,312
Treasury stock cancelled					1,170	1,170
Net income				227,306		227,306
Balances, June 30, 2020	4,874,999	$4,875	$16,689,042	$(13,464,219)	$—	$3,229,698

Balances, December 31, 2018	1,775,064	$1,775	$3,953,147	$(5,452,275)	$—	$(1,497,353)
Common stock issued for cash	479,468	479	2,664,521	—	—	2,665,000
Common stock issued for services	212,522	212	449,842	—	—	450,054
Common stock issued in Qualmetrix acquisition	1,124,594	1,125	4,167,094	—	—	4,168,219
Net loss				(968,161)	—	(968,161)
Balances, March 31, 2019	3,591,648	$3,591	$11,234,604	$(6,420,436)	$—	$4,817,759
Common stock issued for cash	233,886	234	1,299,766	—	—	1,300,000
Common shares cancelled	(143,642)	(144)	144	—	—	—
Notes payable converted to common stock	143,642	144	530,248	—	—	530,392
Net loss				(1,630,556)	—	(1,630,556)
Balances, June 30, 2019	3,825,534	$3,825	$13,064,762	$(8,050,992)	$—	$5,017,595

See accompanying notes to the consolidated financial statements.

CLINIGENCE HOLDINGS, INC.
(FORMERLY KNOWN AS IGAMBIT INC.)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
SIX MONTHS ENDED JUNE 30,
(UNAUDITED)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(895,424)	$(2,598,717)
(Income) loss from discontinued operations	(39,752)	—
Net loss from continuing operations	(935,176)	(2,598,717)

Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	9,081	5,356
Amortization	82,633	58,315
Non cash interest expense	474,344	—
Gain on sale of assets	(2,328,178)
Loss on extinguishment of debt	167,797	130,140
Stock-based compensation expense	2,266,690	541,934
Changes in operating assets and liabilities:
Accounts receivable	(35,901)	(96,803)
Prepaid expenses and other current assets	(128,913)	48,876
Deposits and other assets	(410)	—
Accounts payable and accrued expenses	(758,100)	49,620
Accrued interest on notes payable	(27,335)	—
Lease liability	(24,613)	—
Deferred revenue	(130,148)	172,682
Net cash used in continuing operating activities	(1,368,229)	(1,688,597)
Net cash provided by discontinued operating activities	—	—
NET CASH USED IN OPERATING ACTIVITIES	(1,368,229)	(1,688,597)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in Qualmetrix, Inc.	—	22,918
Purchases of property and equipment	—	(84,220)
Net cash used in continuing investing activities	—	(61,302)
Net cash used in discontinued investing activities	(2,656)	—
NET CASH USED IN INVESTING ACTIVITIES	(2,656)	(61,302)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	—	3,687,450
Payments on note receivable - related party	—	(393,093)
Proceeds from notes payable	461,125	—
Payments on notes payable	(92,052)	(636,033)
Payments on convertible notes payable	—	(200,000)
Net cash provided by continuing financing activities	369,073	2,458,324
Net cash used in discontinued financing activities	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	369,073	2,458,324

NET INCREASE (DECREASE) IN CASH	(1,001,812)	708,425
CASH - BEGINNING OF PERIOD	1,065,434	119,267
CASH - END OF PERIOD	$63,622	$827,692

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$9,130	$45,920
Non-cash investing and financing activities:
Investment in AHA in exchange of assets sold and liabilities assumed	$6,402,278	$—
Common stock issued for acquisition of Qualmetrix, Inc.	$—	$937,395
Common stock issued for convertible debt	$—	$89,956

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

Sale of Intellectual Property

On May 27, 2020, the Company entered into an Intellectual Property Asset Purchase Agreement (the “IP APA Agreement”) by and among AHA Analytics, Inc. , a Delaware corporation (”AHA Analytics”) and Accountable HealthCare America, Inc, a Delaware corporation (Purchaser, and collectively with AHA Analytics, “AHA”). The transaction contemplated by the IP APA Agreement was consummated on May 29, 2020 (the “Closing”). The IP APA Agreement provided for the sale of certain intellectual property and rights, including but not limited to copyrights, patents, pending patents, and continuation in part, (the “Transferred Assets”) to AHA from the Company, hereafter referred to as the (“Asset Sale”). AHA also assumed certain liabilities of the Company in the aggregate amount of approximately $3,409,139.

Subject to the provisions of the IP APA Agreement, the Asset Sale provided for an aggregate purchase price (“Purchase Price”) to the Company equal to the sum of the Series E Preferred Stock, (the “Preferred Stock”), the Assumed Liabilities, and an adjustment to the Stated Value.

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

The Assumed Liabilities consist of the following:

Convertible notes payable	$267,875
Related party loan payable	128,477
Note payable - Jerrold Young	15,000
Note payable - Lighter Capital	130,000
Accounts payable	323,563
Accrued interest on notes payable	9,454
$874,369

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

Gain on sale of assets reported in the statements of operations consists of the following:

Fair value of AHA Series E Preferred Stock received	$6,402,278
Assumed liabilities	874,369
Less assets sold:
Intangible assets	(1,476,961)
Goodwill	(3,471,508)
Gain on sale of assets	$2,328,178

The difference between the total assumed liabilities by AHA and the amount calculated in the gain on sale of assets of $2,534,770, is due to the Company remaining contingently liable to the note holders since the Company has not been released from its debt to the note holders. Upon satisfaction of the notes or a portion thereof, the Company will record an additional gain on sale of intangible assets.

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

Note 2 – Discontinued Operations

Sale of Business

On April 21, 2020 (effective March 1, 2020) the Company completed the sale of HealthDatix, Inc., a Florida corporation (“HDX FL”) to Jerry Robinson, Mary-Jo Robinson and Kathleen Shepherd  (“HDX Management”) in accordance with a Stock Purchase Agreement (the “Purchase Agreement”) by and between the Company and HDX Management.  Pursuant to the Purchase Agreement, the total consideration paid for the outstanding capital stock of HDX FL was the execution of Settlement and Release Agreements by HDX Management, releasing the Company from all obligations pursuant to certain HDX Management Employment Agreements dated April 1, 2017, and remittance of 1,000 shares of HDX common stock previously issued to HDX Management. As per the Purchase Agreement, the Company’s operations of HDX FL ended February 29, 2020 and HDX Management’s operation of the business is effective as of March 1, 2020.

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

Note 4 – Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has an accumulated deficit of $13,464,219, and a working capital deficit of $3,234,270 at June 30, 2020. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to obtain necessary equity financing and ultimately from generating revenues from its newly acquired subsidiary to continue operations.

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

Note 6 – Investment in AHA

The Company recorded its investment in Accountable Healthcare America, Inc. (“AHA”) of $6,402,278, at the fair value received in the sale of intellectual property referred to in Note 1 at May 29, 2020 in exchange for 1,252,892 shares of AHA’s Series E Convertible Preferred Stock in connection with the Asset Purchase Agreement. AHA is authorized to issue up to 50,000,000 shares of preferred stock with a par value of $.001 per share in one or more series. The Series E Preferred Stock is convertible into common stock of AHA immediately before or upon AHA’s merger with or an acquisition by a publicly traded company listed on NASDAQ. The investment in AHA is accounted for using the cost method of accounting.

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

Warrant activity during the six months ended June 30, 2020 and 2019 follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2018	138,997	0.81	5.55
Warrants granted	529,685	6.67
Warrants cancelled	(138,997)	0.81
Warrants outstanding at June 30, 2019	529,685	6.67	4.76
Warrants outstanding at December 31, 2019	1,065,251	$6.04
Warrants canceled	(507,378)	—
Warrants outstanding at June 30, 2020	557,873	6.77	4.29

Warrants outstanding at June 30, 2020 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
March 21, 2019	96,433	96,433	$6.67	December 31, 2024
April 30, 2019	3,598	3,598	$6.67	December 31, 2024
May 13, 2019	14,393	14,393	$6.67	December 31, 2024
May 28, 2019	199,703	199,703	$6.67	December 31, 2024
June 5, 2019	7,197	7,197	$6.67	December 31, 2024
June 25, 2019	208,361	208,361	$6.67	December 31, 2024
September 6, 2019	25,188	25,188	$6.67	December 31, 2024
October 29, 2019	1,500	1,500	$25.00	February 5, 2023
October 29, 2019	1,500	1,500	$25.00	April 27, 2023
Total	557,873	557,873

Note 11 – Convertible Notes Payable

Convertible notes payable consisted of the following at June 30, 2020 and December 31, 2019:

	2020	2019
Notes payable convertible into Clinigence common shares at $5.56 per share; bearing interest at a rate of 10%; net of debt discount of $0 and $328,652, respectively; maturing in October 2020	$2,175,000	$2,016,723
Notes payable convertible into Clinigence common shares at $1.25 per share; bearing interest at a rate of 10%; net of debt discount of $1,100 and $2,163, respectively; maturing in October 2020	—	95,337
Total convertible notes payable	2,175,000	2,112,060
Current portion	(2,175,000)	(2,112,060)
Total convertible notes payable, net	$—	$—

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

A portion of the principal balance of the November 19, 2019 convertible notes and the entire principal balance of the 2016 and 2017 convertible debentures totaling $267,875 were included in the Assumed Liabilities of the AHA Asset Purchase Agreement, as discussed in Note 1. Loss on extinguishment of debt of $167,797 was recorded for the debt discount balance on May 29, 2020.

Note 12 – Notes Payable

Notes payable consisted of the following at June 30, 2020 and December 31, 2019:

	2020	2019
Notes payable with maturities between six months and twelve months from the date of issuance with annual percentage interest rates between 24% and 31%	$21,175	$63,226
SBA Paycheck Protection Program note payable issued in April 2020 with a maturity date of October 2022 and interest rate of 1%	311,125	—
SBA Economic Injury Disaster Loan note payable issued in May 2020 with a maturity date of May 2051 and interest rate of 3.75%	150,000	—
Demand note payable issued to former officers of Qualmetrix, Inc. with an annual percentage interest rate of 8%	—	16,200
Note payable issued in June 2017 with a maturity date of June 2022 and effective interest rate of 10.66%	359,770	287,507
Total notes payable	842,070	366,933
Current portion	(692,070)	(366,933)
Total notes payable, net	$150,000	$—

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

From the inception of the Revenue Loan in June 2017 through May 29, 2020 the Company has paid its monthly principal and interest payments based on the Tier 1 net cash receipts. Default interest on the Revenue Loan of $252,263 was recorded during the six months ended June 30, 2020.

Principal on the Revenue Loan of $130,000, net of a $50,000 principal payment and the demand note payable of $15,000 and accrued interest of $1,600 were included in the Assumed Liabilities of the AHA Asset Purchase Agreement, as discussed in Note 1.

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

The Company’s long-term debt is comprised of promissory notes pursuant to the Paycheck Protection Program and Economic Injury Disaster Loan (see below),  under Coronavirus Aid, Relief and Economic Security Act (“CARES ACT”) enacted on March 27, 2020 and revised under the provisions of the PayCheck Protection Flexibility Act of 2020 on June 5, 2020 and  administered by the  United States Small Business Administration (“SBA”).

On April 21, 2020, the Company received a loan in the amount of $333,125 under the Payroll Protection Program (“PPP Loan”). The loan accrues interest at a rate of 1% and has an original maturity date of two years which can be extended to five years by mutual agreement of the Company and SBA.  The PPP loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties.

Under the terms of the loan, a portion or all of the loan is forgivable to the extent the loan proceeds are used to fund qualifying payroll, rent and utilities during a designated twenty-four week period. Payments are deferred until the SBA determines the amount to be forgiven. The Company intends to utilize the proceeds of the PPP loan in a manner which will enable qualification as a forgivable loan. However, no assurance can be provided that all or any portion of the PPP loan will be forgiven. The balance on this PPP loan was $333,125 as of June 30, 2020 and has been classified as a long-term liability in notes payable, less current portion on the accompanying consolidated balance sheets.

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

 Liabilities. At June 30, 2020, we had total liabilities of $3,945,524 compared to $4,834,071 at December 31, 2019. Our total liabilities at June 30, 2020 consisted of current liabilities including accounts payable and accrued expenses of $585,799, accrued interest on notes payable of $57,831, lease liability of $53,151, deferred revenue of $35,412, current portion of convertible notes payable of $2,175,000 and current portion of notes payable of $692,070, whereas our total liabilities at December 31, 2019 consisted of current liabilities including accounts payable and accrued expenses of $1,752,659, accrued interest on notes payable of $34,358, amounts due to related parties of $128,477, lease liability of $50,406, deferred revenue of $165,560, current portion of convertible notes payable of $2,112,060 and current portion of notes payable of $366,933. We had long-term liabilities consisting of Notes payable of $150,000 and lease liability of $196,260 for six months ended June 30, 2020 and lease liability of $223,618 for the year ended December 31, 2019. The decrease in liabilities was primarily due to the assumption of certain liabilities by Accountable Healthcare America Inc. pursuant to the IP Asset Purchase Agreement.

Stockholders’ Equity. Our Stockholders’ Equity was $3,229,698 at June 30, 2020 compared to Stockholders’ Equity of $1,858,433 at December 31, 2019. This increase was primarily due to an increase in assets from the sale of certain assets to Accountable Healthcare America Inc.

THREE Months Ended JUNE 30, 2020 as Compared to Three Months Ended JUNE 30, 2019

Revenues and Net Income (Loss). We had revenue of $378,588 for the three months ended June 30, 2020, compared to $445,279 for the three months ended June 30, 2019. The decrease in revenues was the result of the loss of revenue from customers adversely affected by the Covid-19 pandemic. We had net income of $227,306 for the three months ended June 30, 2020 compared to a net loss $(1,630,556) for the three months ended June 30, 2019. We had a loss from operations of $(1,682,621) for the three months ended June 30, 2020, compared to a loss from operations $(1,485,642) for the three months ended June 30, 2019.

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

Other Income (Expense). For the three months ended June 30, 2020 we had other income of $1,909,928 primarily due to the gain on the sale of assets of $2,328,178, offset by a loss on the sale of subsidiary of $1,170, a loss on extinguishment of debt of $167,797 and interest expense of $249,283. For the three months ended June 30, 2019 we had a loss on extinguishment of debt of $130,140 and we had interest expense of $14,774.

SIX Months Ended JUNE 30, 2020 as Compared to SIX Months Ended JUNE 30, 2019

Revenues and Net Loss. We had revenue of $844,218 for the six months ended June 30, 2020, compared to $657,414 for the six months ended June 30, 2019. The increase in revenues was due to the acquisition of QMX in March 2019. We had a net loss of $(935,176) for the six months ended June 30, 2020 compared to a net loss of $(2,598,717) for the six months ended June 30, 2019. We had a loss from operations of $(2,622,537) for the six months ended June 30, 2020, compared to a loss from operations $(2,411,553) for the six months ended June 30, 2019. For the six months ended June 30, 2020 we had income from discontinued operations of $39,752.

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

Other Income (Expense). For the six months ended June 30, 2020 we had other income of $1,684,361 primarily due to the gain on the sale of assets of $2,328,178, offset by a loss on the sale of a subsidiary of $158,744, a of loss on extinguishment of debt of $167,797 and interest expense of $314,276. For the six months ended June 30, 2019 we had a loss on extinguishment of debt of $130,140 and we had interest expense of $57,024

LIQUIDITY AND CAPITAL RESOURCES

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

Cash Flow Activity

Cash used in operating activities was $1,368,229 for the six months ended June 30, 2020, compared to $1,688,597 for the six months ended June 30, 2019. Net cash used in operating activities primarily consisted of our operating revenues not being sufficient to cover our on-going obligations. Additional contributing factors to the change were from an increase in amortization and depreciation of $91,714, non-cash interest expense of $474,345, a gain on the sale of assets of $2,328,178, loss on extinguishment of debt of $167,797, stock based compensation expense of $2,266,690, an increase in accounts receivable of $35,901, an increase in prepaid expenses of $128,913, an increase in deposits and other assets of $410, a decrease in accounts payable and accrued expenses of $758,100, a decrease in accrued interest on notes payable of $27,335, a decrease in lease liability of $24,613 and a decrease in deferred revenue of $130,148.

Cash used in discontinued investing activities was $2,656 for the six months ended June 30, 2020. Cash used in continuing investing activities was $61,302 for the six months ended June 30, 2019 and primarily consisted of the acquisition of property and equipment.

Cash provided by continuing financing activities was $369,073 for the six months ending June 30, 2020 and consisted of proceeds from notes payable of $461,125 offset by payments on notes payable of $92,052. Cash provided by financing activities was $2,458,324 for the six months ending June 30, 2019. For the six months ending June 30, 2019 we issued shares of common stock for net cash proceeds of $3,687,450 and made principal payments on previously outstanding notes and convertible notes payable totaling $1,229,126.

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

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships with our providers, vendors and clients, our marketing activities and other aspects of our operations. Of particular importance are:

·	the federal physician self-referral law, commonly referred to as the Stark Law;
·	the federal Anti-Kickback Act;
·	the criminal healthcare fraud provisions of HIPAA;
·	the federal False Claims Act;
·	reassignment of payment rules that prohibit certain types of billing and collection;
·	similar state law provisions pertaining to anti-kickback, self-referral and false claims issues;
·	state laws that prohibit general business corporations, such as us, from practicing medicine;
·	laws that regulate debt collection practices as applied to our debt collection practices;

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on September 23, 2020.

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

