Form 10-Q
period 2020-09-30
Clinigence Holdings, Inc.
filed 2020-11-16
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2020

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

Yes ☐  No ☒

The Registrant had 5,262,910 (not including 20 thousand shares held in treasury) shares of the Registrant’s $0.001 par value common stock outstanding.

1

Clinigence Holdings, Inc.
Form 10-Q

\

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

CLINIGENCE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	SEPTEMBER 30,	DECEMBER 31,
	2020	2019
ASSETS
Current assets
Cash	$27,742	$1,065,434
Accounts receivable	72,332	100,183
Inventory	—	26,988
Prepaid expenses and other current assets	133,025	50,747
Total current assets	233,099	1,243,352

Long-term assets
Property and equipment, net	66,727	83,353
Right of use asset, net	211,448	247,196
Investment in AHA	6,402,278	—
Intangible assets, net	—	1,535,974
Goodwill	—	3,471,508
Deposits and other assets	9,581	11,121
Restricted cash	50,307	100,000
Total assets	$6,973,440	$6,692,504

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$682,520	$1,752,659
Accrued interest on notes payable	—	34,358
Due to related parties	—	128,477
Lease liability - current	54,564	50,406
Deferred revenue	17,062	165,560
Current portion of convertible notes payable	—	2,112,060
Current portion of notes payable	510,133	366,933
Total current liabilities	1,264,279	4,610,453

Long-term liabilities
Notes payable	150,000	—
Lease liability - long term	182,059	223,618
Total liabilities	1,596,338	4,834,071

Stockholders' equity
Preferred stock, $.001 par value; authorized - 100,000,000 shares; issued and outstanding - 0 shares in 2020 and 2019, respectively	—	—
Common stock, $.001 par value; authorized - 800,000,000 shares; 5,282,545 and 4,649,179 shares issued and outstanding as of September 30, 2020 and December 31, 2019, respectively	5,282	4,649
Additional paid-in capital	17,079,885	14,422,579
Accumulated deficit	(11,708,065)	(12,568,795)
Total stockholders' equity	5,377,102	1,858,433
Total liabilities and stockholders' equity	$6,973,440	$6,692,504

See accompanying notes to the condensed consolidated financial statements.

CLINIGENCE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2020	2019	2020	2019
Sales	$350,032	$194,608	$1,194,250	$852,022
Cost of sales	210,894	83,348	674,881	578,857

Gross profit	139,138	111,260	519,369	273,165

Operating expenses
Research and development	73,827	107,761	502,961	571,471
Sales and marketing	(5,248)	202,966	168,601	364,518
General and administrative expenses	698,598	706,659	2,876,351	2,607,644
Amortization	—	—	222,032	47,211
Total operating expenses	767,177	1,017,386	3,769,945	3,590,844
Loss from operations	(628,039)	(906,126)	(3,250,576)	(3,317,679)

Other income (expenses)
Loss on sale of subsidiary	—	—	(158,744)	—
Gain on sale of assets	2,404,066	—	4,732,244	—
Loss on extinguishment of debt	—	—	(167,797)	(130,140)
Loss on sale of assets	(1,621)	—	(1,621)	—
Interest expense	(18,252)	48,496	(332,528)	(8,528)
Total other income (expenses)	2,384,193	48,496	4,071,554	(138,668)

Income (loss) from continuing operations	1,756,154	(857,630)	820,978	(3,456,347)
Income from discontinued operations (including gain on disposalof $142,027 for the nine months ended September 30, 2020)	—	—	39,752	—
Net income (loss)	$1,756,154	$(857,630)	$860,730	$(3,456,347)

Basic and fully diluted income (loss) per common share:
Continuing operations	$.34	$(.22)	$.17	(1.03)
Discontinued operations	$—	$—	$.01	—
Net income (loss) per common share	$.34	$(.22)	$.18	(1.03)
Weighted average common shares outstanding - basic and fully diluted	5,179,342	3,825,535	4,828,014	3,366,339

See accompanying notes to the condensed consolidated financial statements

CLINIGENCE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
NINED MONTHS ENDED SEPTEMBER 30, 2020 AND 2019
(UNAUDITED)

	Common stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Totals
Balances, December 31, 2019	4,649,179	$4,649	$14,422,579	$(12,568,795)	$—	$1,858,433
Options issued for services	—	—	848,778	—	—	848,778
Purchase of treasury stock	—	—	—	—	(1,170)	(1,170)
Net loss				(1,122,730)		(1,122,730)
Balances, March 31, 2020	4,649,179	$4,649	$15,271,357	$(13,691,525)	$(1,170)	$1,583,311
Options issued for services	—	—	1,056,599	—	—	1,056,599
Common stock issued for services	225,820	226	361,086	—	—	361,312
Treasury stock cancelled					1,170	1,170
Net income				227,306		227,306
Balances, June 30, 2020	4,874,999	$4,875	$16,689,042	$(13,464,219)	$—	$3,229,698
Common stock issued for cash	190,476	190	119,810	—	—	120,000
Common stock cancelled	(23,276)	(23)	(33,727)		—	(33,750)
Common stock issued in connection with separation agreement	240,346	240	304,760	—	—	305,000
Net income				1,756,154		1,756,154
Balances, September 30, 2020	5,282,545	$5,282	$17,079,885	$(11,708,065)	$—	$5,377,102
Balances, December 31, 2018	1,775,064	$1,775	$3,953,147	$(5,452,275)	$—	$(1,497,353)
Common stock issued for cash	479,468	479	2,664,521	—	—	2,665,000
Common stock issued for services	212,522	212	449,842	—	—	450,054
Common stock issued in Qualmetrix acquisition	1,124,594	1,125	4,167,094	—	—	4,168,219
Net loss				(968,161)	—	(968,161)
Balances, March 31, 2019	3,591,648	$3,591	$11,234,604	$(6,420,436)	$—	$4,817,759
Common stock issued for cash	233,886	234	1,299,766	—	—	1,300,000
Common shares cancelled	(143,642)	(144)	144	—	—	—
Notes payable converted to common stock	143,642	144	530,248	—	—	530,392
Net loss				(1,630,556)	—	(1,630,556)
Balances, June 30, 2019	3,825,534	$3,825	$13,064,762	$(8,050,992)	$—	$5,017,595
Net loss				(857,630)	—	(857,630)
Balances, September 30, 2019	3,825,534	$3,825	$13,595,154	$(8,908,622)	$—	$4,159,965

See accompanying notes to the condensed consolidated financial statements.

CLINIGENCE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30,
(UNAUDITED)

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$860,730	$(3,456,347)
(Income) loss from discontinued operations	(39,752)	—
Net income (loss) from continuing operations	820,978	(3,456,347)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	13,376	6,278
Amortization	94,761	73,768
Non cash interest expense	474,344	—
Gain on sale of assets	(4,732,244)	—
Loss on sale of assets	1,621	—
Loss on extinguishment of debt	167,797	130,396
Cancellation of common stock	(33,750)	—
Stock-based compensation expense	2,571,689	709,787
Changes in operating assets and liabilities:
Accounts receivable	17,851	34,371
Prepaid expenses and other current assets	(86,650)	(160,049)
Deposits and other assets	1,240	67,601
Accounts payable and accrued expenses	(661,379)	(136,107)
Accrued interest on notes payable	(21,730)	—
Lease liability	(37,401)	438
Deferred revenue	(148,498)	179,511
Net cash used in continuing operating activities	(1,557,995)	(2,550,353)
Net cash provided by discontinued operating activities	—	—
NET CASH USED IN OPERATING ACTIVITIES	(1,557,995)	(2,550,353)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in Qualmetrix, Inc.	—	9,098
Decrease in restricted cash	49,693	—
Sale of property and equipment	500	—
Purchases of property and equipment	—	(95,214)
Net cash provided by (used) in continuing investing activities	50,193	(86,116)
Net cash used in discontinued investing activities	(2,656)	—
NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	47,537	(86,116)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	120,000	3,965,000
Payments on note receivable - related party	—	(443,093)
Proceeds from notes payable	461,125	—
Payments on notes payable	(108,359)	(677,026)
Payments on convertible notes payable	—	(200,000)
Net cash provided by continuing financing activities	472,766	2,644,881
Net cash provided by discontinued financing activities	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	472,766	2,644,881

NET INCREASE (DECREASE) IN CASH	(1,037,692)	8,412

CASH - BEGINNING OF PERIOD	1,065,434	119,267
CASH - END OF PERIOD	$27,742	$127,679

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$16,130	$59,177

Non-cash investing and financing activities:
Investment in AHA in exchange of assets sold and liabilities assumed	$6,402,278	$—
Common stock issued for acquisition of Qualmetrix, Inc.	$—	$937,395
Common stock issued for convertible debt	$—	$89,956

See accompanying notes to the condensed consolidated financial statements.

CLINIGENCE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2020 and 2019

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2019, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2020 are not necessarily indicative of results that may be expected for the year ending December 31, 2020. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on May 14, 2020.

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

The Assumed Liabilities consist of the following:

Convertible notes payable	$2,442,875
Related party loan payable	128,477
Note payable - Jerrold Young	15,000
Note payable - Lighter Capital	295,629
Accounts payable	323,563
Accrued interest on notes payable	72,891
$3,278,435

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

Gain on sale of assets reported in the statements of operations consists of the following:

Fair value of AHA Series E Preferred Stock received	$6,402,278
Assumed liabilities	3,278,435
Less assets sold:
Intangible assets	(1,476,961)
Goodwill	(3,471,508)
Gain on sale of assets	$4,732,244

During the three months ending September 30, 2020, the Company recorded an additional gain on the sale of intellectual property as a result of obtaining a legal discharge of its obligations from the lenders and noteholders and payment made by AHA in regards to the debt.

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

The components of income from discontinued operations presented in the consolidated statements of operations for the nine months ended September 30, 2020 are presented as follows:

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

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and accrued expenses are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short- and long-term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk. The Company’s investment in AHA was valued at level 3 input.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $41,418 and $111,720 were charged to operations for the nine months ended September 30, 2020 and 2019, respectively. Advertising costs of $7,627 and $72,801 were charged to operations for the three months ended September 30, 2020 and 2019, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. The Company does not have any cash equivalents as of September 30, 2020 and December 31, 2019. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured.

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

Deferred Revenue

Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s support and maintenance services, the Company recognizes such revenues when services are completed and billed. The Company has received deposits from its various customers that have been recorded as deferred revenue and presented as current liabilities in the amount of $17,062 and $165,560 as of September 30, 2020 and December 31, 2019, respectively.

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

Note 4 – Going Concern

The accompanying condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has an accumulated deficit of $11,708,065, and a working capital deficit of $1,031,180 at September 30, 2020. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.  The Company’s continuation as a going concern is dependent upon its ability to obtain necessary equity financing and ultimately from generating revenues from its newly acquired subsidiary to continue operations.

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

Note 5 – Property and Equipment

Property and equipment are carried at cost and consist of the following at September 30, 2020 and December 31, 2019:

	2020	2019
Office equipment and fixtures	$106,769	$109,468
Computer hardware	41,066	44,866
Computer software	16,121	16,121
Less: Accumulated depreciation	97,229	87,102
	$66,727	$83,353

Depreciation expense of $13,376 and $6,278 was charged to operations for the nine months ended September 30, 2020 and 2019, respectively.

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

Note 7 – Intangible Assets

The following tables provide detail associated with the Company’s acquired identifiable intangible assets:

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Amortized intangible assets:
Customer relationships	$624,000	$(52,000)	$572,000	10
Developed technology	1,030,000	(66,026)	963,974	13
Total	$1,654,000	$(118,026)	$1,535,974

Aggregate Amortization Expense:
For the nine months ended September 30, 2020	$59,013

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

Operating lease ROU assets and operating lease liabilities are recorded on the consolidated balance sheet as follows:

September 30,
2020
Operating Lease:
Operating lease right-of-use assets, net	$211,448
Current portion of operating lease liabilities	54,564
Operating lease liabilities, net of current portion	182,059

As of September 30, 2020, the weighted-average remaining lease term of the operating lease was 4.0 years. The weighted-average discount rate for the operating lease was 6.75%.

The following table summarizes maturities of operating lease liabilities based on lease term as of September 30, 2020:

2020	$16,925
2021	69,393
2022	71,474
2023	73,619
2024	37,729
Total lease payments	269,140
Less: Imputed interest	32,517
Present value of lease liabilities	$236,623

At September 30, 2020, the Company had the following future minimum payments due under the non-cancelable lease:

2020	$16,925
2021	69,393
2022	71,474
2023	73,619
2024	37,729
Total minimum lease payments	$269,140

Consolidated rental expense from continuing operations for all operating leases was $82,374 and $103,341 for the nine months ended September 30, 2020 and 2019, respectively. Rental expense from discontinued operations for all operating leases was $2,519 for the nine months ended September 30, 2020.

The following table summarizes the cash paid and related right-of-use operating lease recognized for the nine months ended September 30, 2020.

Nine Months Ended
September 30, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$50,446
Right-of-use lease assets obtained in the exchange for lease liabilities:
Operating leases	37,401

Note 9 - Earnings (Loss) Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants, and convertible debt have not been included in the computation of diluted net loss per share for the nine months ended September 30, 2020 and 2019 as the result would be anti-dilutive.

	Nine Months Ended
	September 30,
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

Stock option activity during the nine months ended September 30, 2020 and 2019 follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2018	—	$—	—
No option activity	—	—
Options outstanding at September 30, 2019	—	$–—	—
Options outstanding at December 31, 2019	48,854	$5.11	8.05
Options granted	1,130,734	1.49
Options expired	(400)	0.01
Options cancelled	(4,374)	5.56
Options outstanding at September 30, 2020	1,174,814	$1.61	8.36

5

Options outstanding at September 30, 2020 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
August 5, 2019	40,480	40,480	$5.56	August 5, 2029
October 29, 2019	3,600	3,600	$0.0725	June 6, 2027
January 27, 2020	307,884	307,884	$1.50	January 27, 2030
January 27, 2020	225,000	225,000	$1.50	January 27, 2027
February 29, 2020	95,794	95,794	$1.25	February 28, 2030
May 11, 2020	380,000	380,000	$1.50	May 11, 2027
June 30, 2020	122,056	122,056	$1.45	June 30, 2030
Total	1,174,814	1,174,814

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

Warrant activity during the nine months ended September 30, 2020 and 2019 follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2018	138,997	$0.81	5.55
Warrants granted	529,685	6.67
Warrants cancelled	(138,997)	0.81
Warrants outstanding at September 30, 2019	529,685	$6.67	5.26
Warrants outstanding at December 31, 2019	1,065,251	$6.04
Warrants canceled	(507,378)	—
Warrants outstanding at September 30, 2020	557,873	$6.77	4.04

Warrants outstanding at September 30, 2020 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
March 21, 2019	96,433	96,433	$6.67	December 31, 2024
April 30, 2019	3,598	3,598	$6.67	December 31, 2024
May 13, 2019	14,393	14,393	$6.67	December 31, 2024
May 28, 2019	199,703	199,703	$6.67	December 31, 2024
June 5, 2019	7,197	7,197	$6.67	December 31, 2024
June 25, 2019	208,361	208,361	$6.67	December 31, 2024
September 6, 2019	25,188	25,188	$6.67	December 31, 2024
October 29, 2019	1,500	1,500	$25.00	February 5, 2023
October 29, 2019	1,500	1,500	$25.00	April 27, 2023
Total	557,873	557,873

Note 11 – Convertible Notes Payable

Convertible notes payable consisted of the following at September 30, 2020 and December 31, 2019:

	2020	2019
Notes payable convertible into Clinigence common shares at $5.56 per share; bearing interest at a rate of 10%; net of debt discount of $0 and $328,652, respectively; maturing in October 2020	$—	$2,016,723
Notes payable convertible into Clinigence common shares at $1.25 per share; bearing interest at a rate of 10%; net of debt discount of $1,100 and $2,163, respectively; maturing in October 2020	—	95,337
Total convertible notes payable	—	2,112,060
Current portion	—	(2,112,060)
Total convertible notes payable, net	$—	$—

In March 2019, the Company made a cash payment totaling $200,000 to settle a previously outstanding convertible note payable. In conjunction with the payment, approximately 400,000 underlying warrants to purchase units of CLI expired unexercised.

During the nine months ended September 30, 2020 and 2019 the Company recognized total interest expense of $332,528 and $70,127, respectively.

Under a subscription agreement dated November 19, 2019, the Company issued convertible promissory notes to various individuals totaling $2,345,375 at December 31, 2019. The notes are convertible at any time through the maturity date of October 31, 2020. In connection with the issuance of the convertible promissory notes, the Company issued 263,727 warrants to purchase shares of the Company’s common stock. The Company allocated the proceeds between the fair value of the notes and warrants. The Company allocated $370,714 to the warrants which has been recorded as a debt discount to be amortized over the life of the notes. Notes payable is presented net of debt discount of $0 and $328,652 at September 30, 2020 and December 31, 2019, respectively.

The Company issued convertible debentures in the amount of $75,000 to three individuals in 2016 and 2017. The Company restated the convertible debentures on November 15, 2019 to comply with the terms of the November 19, 2019 promissory notes previously mentioned and added $22,500 of accrued interest to the principal balances. Notes payable is presented net of debt discount of $0 and $2,163 at September 30, 2020 and December 31, 2019, respectively.

The principal balances of the November 19, 2019 convertible notes and the 2016 and 2017 convertible debentures totaling $2,442,875 were included in the Assumed Liabilities of the AHA Asset Purchase Agreement, as discussed in Note 1. Loss on extinguishment of debt of $167,797 was recorded for the debt discount balance on May 29, 2020.

Note 12 – Notes Payable

Notes payable consisted of the following at September 30, 2020 and December 31, 2019:

	2020	2019
Notes payable with maturities between six months and twelve months from the date of issuance with annual percentage interest rates between 24% and 31%	$7,058	$63,226
SBA Paycheck Protection Program note payable issued in April 2020 with a maturity date of October 2022 and interest rate of 1%	311,125	—
SBA Economic Injury Disaster Loan note payable issued in May 2020 with a maturity date of May 2051 and interest rate of 3.75%	150,000	—
Demand note payable issued to former officers of Qualmetrix, Inc. with an annual percentage interest rate of 8%	—	16,200
Note payable issued in June 2017 with a maturity date of June 2022 and effective interest rate of 10.66%	191,950	287,507
Total notes payable	660,133	366,933
Current portion	(510,133)	(366,933)
Total notes payable, net	$150,000	$—

Beginning in April 2018, the Company entered into a series of short-term notes with interest rates ranging from 24% to 31% per annum. Throughout the nine months ended September 30, 2020 the Company made average monthly principal and interest payments approximating $8,200 per month. The outstanding balance on the short-term notes at September 30, 2020 and December 31, 2019 was $7,058 and $63,226, respectively.

In October 2017, Qualmetrix entered into demand notes with its former Chief Executive Officer totaling $100,000. In January through April 2018, the Company issued additional notes to its former Chief Executive Officer totaling $92,000 maturing one year from the date of issuance. In April 2019, one of the notes was settled via a cash payment of interest and principal totaling 195,789. The outstanding balance of the note issued in January 2018 was $0 and $16,200 at September 30, 2020 and December 31, 2019, respectively and includes accrued interest of $1,200.

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

From the inception of the Revenue Loan in June 2017 through May 29, 2020 the Company has paid its monthly principal and interest payments based on the Tier 1 net cash receipts. Default interest on the Revenue Loan of $252,263 was recorded during the nine months ended September 30, 2020.

Principal on the Revenue Loan of $295,629, net of a $50,000 principal payment and the demand note payable of $15,000 and accrued interest of $1,600 were included in the Assumed Liabilities of the AHA Asset Purchase Agreement, as discussed in Note 1.

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

Under the terms of the loan, a portion or all of the loan is forgivable to the extent the loan proceeds are used to fund qualifying payroll, rent and utilities during a designated twenty-four week period. Payments are deferred until the SBA determines the amount to be forgiven. The Company intends to utilize the proceeds of the PPP loan in a manner which will enable qualification as a forgivable loan. However, no assurance can be provided that all or any portion of the PPP loan will be forgiven. The balance on this PPP loan was $333,125 as of September 30, 2020 and has been classified as a long-term liability in notes payable, less current portion on the accompanying consolidated balance sheets.

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

The Company issued 225,820 restricted common shares to employees for salaries on June 30, 2020, valued at $361,312. On September 28, 2020, 23,276 of these shares issued to an employee, valued at $33,750 were cancelled in connection with a separation agreement.

The Company issued 228,346 common shares to an employee in connection with a separation agreement on July 12, 2020, valued at $290,000.

On August 12, 2020, the Company sold 190,476 restricted shares of common stock valued at $.63 per share to 5 directors and an investor for proceeds of $120,000.

The Company issued 12,000 common shares to an employee in connection with a separation agreement on September 11, 2020, valued at $15,000.

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

Note 15 – Concentrations and Credit Risk

Sales and Accounts Receivable

The Company had sales to three customers which accounted for approximately 14%, 10% and 10%, respectively of total sales for the nine months ended September 30, 2020. Two of the three customers accounted for 24% and 14%, respectively of accounts receivable at September 30, 2020.

The Company had sales to three customers which accounted for approximately 19%, 17%, and 11%, respectively of total sales for the nine months ended September 30, 2019. Two of the three customers accounted for 27% and 8%, respectively of accounts receivable at September 30, 2019.

Cash

Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. Cash balances could exceed insured amounts at any given time, however, the Company has not experienced any such losses. The Company did not have any interest-bearing accounts at September 30, 2020 and December 31, 2019, respectively.

Note 16 - Related Party Transactions

Due to Related Parties

Due to related parties with a balance of $0 and $128,477 at September 30, 2020 and December 31, 2019, respectively, does not bear interest and is payable on demand. The Company’s former subsidiary, Arcmail owed amounts on a credit card that is guaranteed by the husband of the Company’s Chief Financial Officer, who was held personally responsible by the credit card company for the unpaid balance. The balance of $128,477 was included in the Assumed Liabilities of the AHA Asset Purchase Agreement.

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

Note 17 – Commitments and Contingencies

Employment Arrangements With Executive Officers

Effective October 29, 2019, in connection with the merger with Clinigence Health, the Company entered into employment agreements with Jacob Margolin, Lawrence Schimmel, and Elisa Luqman each under a three-year term at a base salary of $180,000, $180,000 and $150,000, respectively plus customary employee benefits. The Company’s CEO, Jacob Margolin resigned from his employment effective July 11, 2020 and entered into a separation agreement with the Company. Under the terms of the separation agreement, Mr. Margolin received a one-time cash severance payment of $20,000 on the separation date and will receive a cash payment of $72,000 payable in 12 equal monthly payments of $6,000 beginning on August 15, 2020, and 228,346 shares of the Company’s common stock, valued at $290,000.

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

Note 18 – Subsequent Events

The Company evaluated events and transactions subsequent to September 30, 2020 through the date the consolidated financial statements were issued.

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

 Assets. At September 30, 2020, we had $233,099 in current assets and $6,973,440 in total assets, compared to $1,243,352 in current assets and $6,692,504 in total assets as of December 31, 2019. There was a decrease in total assets primarily from the decrease in restricted cash.

 Liabilities. At September 30, 2020, we had total liabilities of $1,596,338 compared to $4,834,071 at December 31, 2019. Our total liabilities at September 30, 2020 consisted of current liabilities including accounts payable and accrued expenses of $682,520, lease liability of $54,564, deferred revenue of $17,062, and current portion of notes payable of $510,133, whereas our total liabilities at December 31, 2019 consisted of current liabilities including accounts payable and accrued expenses of $1,752,659, accrued interest on notes payable of $34,358, amounts due to related parties of $128,477, lease liability of $50,406, deferred revenue of $165,560, current portion of convertible notes payable of $2,112,060 and current portion of notes payable of $366,933. We had long-term liabilities consisting of Notes payable of $150,000 and lease liability of $182,059 at September 30, 2020 and lease liability of $223,618 at December 31, 2019. The decrease in liabilities was primarily due to the assumption of certain liabilities by Accountable Healthcare America Inc. pursuant to the IP Asset Purchase Agreement.

Stockholders’ Equity. Our Stockholders’ Equity was $5,377,102 at September 30, 2020 compared to Stockholders’ Equity of $1,858,433 at December 31, 2019. This increase was primarily due to a gain on sale of certain assets to Accountable Healthcare America Inc.

THREE Months Ended SEPTEMBER 30, 2020 as Compared to Three Months Ended SEPTEMBER 30, 2019

Revenues and Net Income (Loss). We had revenue of $350,032 for the three months ended September 30, 2020, compared to $194,608 for the three months ended September 30, 2019. The increase in revenues was due to the acquisition of QMX in March 2019. We had net income of $1,756,154 for the three months ended September 30, 2020 compared to a net loss $(857,630) for the three months ended September 30, 2019. We had a loss from operations of $(628,039) for the three months ended September 30, 2020, compared to a loss from operations $(906,126) for the three months ended September 30, 2019.

Costs and Expenses

Cost of Sales. We had cost of sales of $210,894 for the three months ended September 30, 2020, compared to $83,348 for the three months ended September 30, 2019. Our cost of sales for the three months ended September 30, 2020 consisted of direct labor costs of $96,483 and service hosting costs of $92,668 and third-party software costs of $21,743. Whereas our cost of sales for three months ended September 30, 2019 consisted of direct labor costs of $83,348. The increase in cost of sales was due to our efforts to continue to integrate the technology of QualMetrix into our platform.

Operating Expenses.

General and Administrative expense was $698,598, for the three months ended September 30, 2020, compared to $706,659 for the three months ended September 30, 2019. Our General and Administrative expense for three months ended September 30, 2020 consisted of general corporate overheard of $44,191, payroll and related costs of $191,013, severance and separation pay costs of $290,000, rent costs of $32,727, legal and professional costs of $48,327 and insurance costs of $92,340. Our General and Administrative expense for the three months ended September 30, 2019 consisted of general corporate overheard of $299,904 payroll and related costs of $230,702 professional fees of $110,854 and rent costs of $65,199. The decrease in general and administrative expenses was primarily due to the cost related to the acquisition of QMX in 2019

We expect our overall corporate overhead to remain flat and we do not expect to incur professional fees at these levels within the ordinary course of business unless we pursue additional merger and acquisitions activity. Currently, we are not under contract to acquire any companies.

Sales and Marketing expense for the three months ended September 30, 2020 was $(5,248), compared to $202,966 for the three months ended September 30, 2019. Sales and Marketing expense for the for the three months ended September 30, 2019, primarily consisted of payroll for marketing personnel expense of $73,650 and advertising and marketing costs of $129,316.

Research and Development expense for the three months ended September 30, 2020 was $73,827 compared to $107,761 for the three months ended September 30, 2019 and consisted of internal payroll and external consultants continuing to develop and improve our platform.

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

Other Income (Expense). For the three months ended September 30, 2020 we had other income of $2,384,193 primarily due to the gain on the sale of assets of $2,404,066, offset by a loss on the sale of assets of $1,621 and interest expense of $18,252. For the three months ended September 30, 2019 we had interest expense of $48,496.

nine Months Ended SEPTEMBER 30, 2020 as Compared to nine Months Ended september 30, 2019

Revenues and Net Loss. We had revenue of $1,194,250 for the nine months ended September 30, 2020, compared to $852,022 for the nine months ended September 30, 2019. The increase in revenues was due to the acquisition of QMX in March 2019. We had net income of $860,730 for the nine months ended September 30, 2020 compared to a net loss of $(3,456,347) for the nine months ended September 30, 2019. We had a loss from operations of $(3,250,576) for the nine months ended September 30, 2020, compared to a loss from operations of $(3) for the nine months ended September 30, 2019. For the nine months ended September 30, 2020 we had income from discontinued operations of $39,752.

Costs and Expenses

Cost of Sales. We had cost of sales of $674,881 for the nine months ended September 30, 2020, compared to $578,857 for the nine months ended September 30, 2019. Our cost of sales for nine months ended September 30, 2020 consisted of direct labor costs of $309,961 and service hosting and third-party software costs of $364,920. Whereas our cost of sales for the nine months ended September 30, 2019 consisted of direct labor costs of $210,341 and service hosting and third-party software costs of $368,516 The increase in cost of sales was due to our efforts to continue to integrate the technology of QualMetrix into our platform.

Operating Expenses.

General and Administrative expense was $2,876,351 for the nine months ended September 30, 2020, compared to $2,607,644 for the nine months ended September 30, 2019. Our General and Administrative expenses for nine months ended September 30, 2020 consisted of general corporate overheard of $181,041, payroll and related costs of $727,367, severance and separation pay costs of $290,000, rent costs of $82,374, stock-based board of directors fees of $1,364,165, contractor expense of $98,048 and insurance of $133,356. Our General and Administrative expense for the nine months ended September 30, 2019 consisted of general corporate overheard of $478,152, payroll and related costs of $624,560, professional fees of $373,098, consulting and stock-based compensation of $807,920, contractors costs of $193,275, rent and other facility costs of $103,341 and insurance of $27,298. The increase in general and administrative expenses was primarily due to an increase in stock-based compensation.

We expect our overall corporate overhead to remain flat and we do not expect to incur professional fees at these levels within the ordinary course of business unless we pursue additional merger and acquisitions activity. Currently, we are not under contract to acquire any companies.

Sales and Marketing expense for the nine months ended September 30, 2020 was $168,601, compared to $364,518 for the nine months ended September 30, 2019. Sales and Marketing expense for the for the nine months ended September 30, 2020, primarily consisted of payroll for marketing personnel of $127,183 and advertising and marketing costs of $41,418. Sales and Marketing expense for the for the nine months ended September 30, 2019, primarily consisted of payroll for marketing personnel of $168,829 and advertising and marketing costs of $195,689.

Research and Development expense for the nine months ended September 30, 2020 was $502,961 compared to $571,471 for the nine months ended September 30, 2019 and consisted of internal payroll and external consultants continuing to develop and improve our platform.

Amortization expense of $222,032 was charged to continuing operations for the nine months ended September 30, 2020, compared to $47,211 for the nine months ended September 30, 2019.

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

Other Income (Expense). For the nine months ended September 30, 2020 we had other income of $4,071,554 primarily due to the gain on the sale of assets of $4,732,244, offset by a loss on the sale of a subsidiary of $158,744, a of loss on extinguishment of debt of $167,797, loss on the sale of assets of $1,621 and interest expense of $332,528. For the nine months ended September 30, 2019 we had a loss on extinguishment of debt of $130,140 and we had interest expense of $8,528.

LIQUIDITY AND CAPITAL RESOURCES

General

As reflected in the accompanying consolidated financial statements, we had cash of $27,742 as of September 30, 2020 compared to $1,065,434 as of December 31, 2019. As of September 30, 2020, we had a working capital deficiency and we have operated at a net loss since inception through September 30, 2020. In order to execute our business plans, including the expansion of operations, our primary capital requirements in 2020 are likely to rise. It is not possible to quantify those costs at this point in time, in that they depend on Clinigence Health’s business opportunities and the state of the overall economy. We anticipate raising capital in the private markets to cover any such costs, though there can be no guaranty we will be able to do so on terms we deem to be acceptable. We do not have any plans at this point in time to obtain a line of credit or other loan facility from a commercial bank.

Cash Flow Activity

Cash used in operating activities was $1,557,995 for the nine months ended September 30, 2020, compared to $2,550,353 for the nine months ended September 30, 2019. Net cash used in operating activities primarily consisted of our operating revenues not being sufficient to cover our on-going obligations. Additional contributing factors to the change were from an increase in amortization and depreciation of $108,137, non-cash interest expense of $474,344, a gain on the sale of assets of $4,732,244, loss on sale of assets of $1,621, loss on extinguishment of debt of $167,797, a gain on the cancelation of stock of $33,750, stock based compensation expense of $2,571,689, a decrease in accounts receivable of $17,851, an increase in prepaid expenses of $86,650, a decrease in deposits and other assets of $1,240, a decrease in accounts payable and accrued expenses of $661,379, a decrease in accrued interest on notes payable of $21,730, a decrease in lease liability of $37,401 and a decrease in deferred revenue of $148,498.

Cash provided by investing activities was $47,537 for the nine months ended September 30, 2020 primarily consisted of a decrease in restricted cash. Cash used in investing activities was $86,116 for the nine months ended September 30, 2019 and primarily consisted of the acquisition of property and equipment.

Cash provided by continuing financing activities was $472,766 for the nine months ending September 30, 2020 and consisted of proceeds from the sale of stock of $120,000, proceeds from notes payable of $461,125 offset by payments on notes payable of $108,359. Cash provided by financing activities was $2,644,881 for the nine months ending September 30, 2019. For the nine months ending September 30, 2019 we issued shares of common stock for net cash proceeds of $3,965,000 and made principal payments on previously outstanding notes and convertible notes payable totaling $1,320,119.

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

The notes accompanying our financial statements for the nine months ending September 30, 2020 contains a disclsoure expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that the Company will continue as a going concern.” Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

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

Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of September 30, 2020, our disclosure controls and procedures are designed at a reasonable assurance level and are effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

During the nine months ended September 30, 2020 we began the process of updating and refining our procedures and policies on internal control over financial reporting disclosure controls and procedures as a result of our management’s findings pursuant to their evaluation of the effectiveness of our internal control over financial reporting conducted as of December 31, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework and as reported on the Company’s current Annual Report on Form -10 for the year ending December 31, 2019.

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

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is currently involved in various routine vendor disputes and payment negotiations incidental to its business operations. While it is not possible to determine the ultimate disposition of these matters, the Company believes that the resolution of all such pending or threatened litigation is not likely to have a material adverse effect on the Company’s financial position, or results of operations. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended September 30, 2020.

Item 1A. Risk Factors.

Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described below, which could harm our business, reputation, financial condition, and operating results.

We may not be able to obtain adequate financing to continue our operations.

As of September 30, 2020 we had a working capital deficiency and we have operated at a net loss since inception. In order to execute our business plans, including the expansion of operations, our primary capital requirements in 2020 are likely to rise. It is not possible to quantify those costs at this point in time, in that they depend on Clinigence Health’s business opportunities and the state of the overall economy. We anticipate raising capital in the private markets to cover any such costs, though there can be no guaranty we will be able to do so on terms we deem to be acceptable. We do not have any plans at this point in time to obtain a line of credit or other loan facility from a commercial bank. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock that may have a greater dilutive impact to our current shareholders. Additional financing may not be available upon acceptable terms, or at all.

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

Although we have long-term contracts with many customers, these contracts may be terminated before their term expires for various reasons, such as changes in the regulatory landscape and poor performance by us, subject to certain conditions. For example, after a specified period, certain of these contracts are terminable for convenience by our customers after a notice period has passed and the customer has paid a termination fee. Certain of our contracts are terminable immediately upon the occurrence of certain events. For example, some of our contracts may be terminated by the customer if we fail to achieve target performance metrics over a specified period. Certain of the contracts to which the Company or its subsidiaries is a party may be terminated by the customer immediately following repeated failures by us to provide specified levels of service over periods ranging from nine months to more than a year. Certain of our contracts may be terminated immediately by the customer if we lose applicable licenses, go bankrupt, lose our liability insurance or receive an exclusion, suspension or debarment from state or federal government authorities. In addition, one of our contracts may be terminated immediately if we become insolvent or file for bankruptcy. If any of our contracts with our customers is terminated, we may not be able to recover all fees due under the terminated contract, which may adversely affect our operating results. We expect that future contracts will contain similar provisions.

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

The sales cycle for our services is expected to be typically four to nine months from initial contact to contract execution, but can vary depending on the particular client, product under consideration, and time of year, among other factors. Some clients, for instance, undertake a more prolonged evaluation process, which has in the past resulted in extended sales cycles. Our sales efforts are expected to involve educating potential clients about the use, technical capabilities, and benefits of our services, and gaining an understanding of their needs and budgets. During the sales cycle, we expect to expend significant time and resources, and we do not recognize any revenue to offset such expenditures, which could result in fluctuations in our quarterly results of operations and adversely affect our future operating results. In addition, we may be unable to enter into definitive contracts at the end of a sales cycle on terms that are favorable to us or at all, in some cases for reasons outside our control, which may materially adversely affect our business and prospects.

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

The notes to our financials for the nine months ended September 30, 2020 includes an explanatory paragraph expressing substantial doubt as to our ability to continue as a going concern.

The notes accompanying our September 30, 2020 financial statements contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that the Company will continue as a going concern.” Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 16, 2020.

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

