Form 10-K
period 2020-12-31
Clinigence Holdings, Inc.
filed 2021-04-05
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2020

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-53862

CLINIGENCE HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3363609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

501 1st Avenue N, Suite 901

St. Petersburg, Florida 33701
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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020 (the last day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price as reported on the OTCQB Market as approximately $4.88 million. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not, other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of March 31, 2021, there were 39,251,013 shares of the Registrant’s $0.001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

1

Clinigence Holdings, Inc.
FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2019

PART I

This annual report on Form 10-K is for the year ended December 31, 2020. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “Company,” “we,” “us” and “our” refer to Clinigence Holdings, Inc. and its subsidiaries.

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

ITEM 1.   BUSINESS

HISTORY

On March 1, 2019, Clinigence Holdings, Inc., a Delaware corporation (“Clinigence”) entered into a Contribution Agreement by and among Clinigence, Qualmetrix, Inc., a Delaware corporation and the Members of Clinigence, LLC, a Georgia limited liability company (“Agreement”) whereby Clinigence acquired all of the assets and operations and assumed all of the liabilities of Qualmetrix, Inc. Pursuant to the Agreement, all of the outstanding Series A and Series B Preferred Stock and Common Stock of Qualmetrix, Inc. totaling 34,726,659 shares were exchanged for 5,021,951 common shares of Clinigence. All outstanding shares of Qualmetrix, Inc. immediately preceding the exchange were treated as one class. On the date of the transaction, the shares of common stock issued to Qualmetrix, Inc. had an estimated fair value of $0.83 per share.

In addition to the acquisition of Qualmetrix, Inc., as part of the Contribution Agreement, 15,978,062 issued and outstanding member units of Clinigence LLC were exchanged for 7,533,000 shares of common stock of Clinigence. All outstanding preferred member units, common member units, and incentive units of Clinigence, LLC immediately preceding the exchange were treated as one class.

On August 8, 2019, we entered into an Agreement and Plan of Merger (the “Reverse Merger Agreement”) by and among Clinigence, iGambit, Inc., a Delaware corporation (“iGambit”), HealthDatix, Inc., a Delaware corporation and wholly owned subsidiary of iGambit (“Merger Sub”), and John Salerno, an individual and holder of shares of iGambit capital stock constituting a majority of the votes eligible to be cast by all of the stockholders of iGambit. The transactions contemplated by the Reverse Merger Agreement were consummated on October 29, 2019 (the “Closing”).

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

Discontinued Operations

eEffective March 1, 2020 we completed the sale of our subsidiary HealthDatix Inc., a Florida corporation (HDX FL) to Jerry Robinson, Mary-Jo Robinson and Kathleen Shepherd (“HDX Management”) in accordance with a Stock Purchase Agreement (the “Purchase Agreement”) by and between the Company and HDX Management. Pursuant to the Purchase Agreement, the total consideration paid for the outstanding capital stock of HDX FL was the execution of Settlement and Release Agreements by HDX Management, releasing the Company from all obligations pursuant to certain HDX Management Employment Agreements dated April 1, 2017. As per the Purchase Agreement, the Company’s operations of HDX FL ended February 29, 2020 and HDX Management’s operation of the business became effective as of March 1, 2020. HDX FL had nominal revenue and its expenses were insignificant for the period ended December 31, 2019. We recorded a loss of the sale of operations of $158,744.

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

The Series E Preferred Stock as more fully described and stated in the Series E Preferred Stock Certificate of Designation (the “Certificate of Designation”), has an initial stated value of $15,000,000 in the aggregate (the “Stated Value”), unless adjusted as set forth in the IP APA Agreement. The Stated Value, however, may be reduced by the certain assumed liabilities, as set forth in the IP APA Agreement which also includes a hold back amount, as set forth in Article 9 of the IP APA Agreement. The Series E Stock will automatically convert upon either of the following events:

(1)	Immediately (A) before AHA’s consummation of a merger with or an acquisition by a Publicly Traded Company listed on NASDAQ, all of the Series E Preferred Shares will be automatically converted into shares of Common Stock of Purchaser or (B) upon AHA’s consummation of any such merger or acquisition into Common Shares of the Publicly Traded Company (“Pubco Shares”) equal to the Stated Value (as may be adjusted in accordance with the terms of the Certificate of Designation), which Pubco Shares will be valued at the Fair Market Value of those shares; or
(2)	After two hundred and forty (240) days from the date of Closing of the Asset Sale, if the event described in paragraph (1) above has not occurred, the Series E Preferred Stock shall automatically convert into 3,750,000 of Common Shares of Stock of AHA, based upon a $4 per share valuation on the date of Conversion.

The Asset Purchase was disclosed on the Company’s current report on Form 8-K filed on June 3, 2020.

As discussed, below the AHA Series E Preferred Stock was surrendered a part of the Merger with Accountable Healthcare America, Inc.

License Agreement

In connection with the Asset Purchase, the Company’s subsidiary Clinigence Health, Inc. (“Clinigence Health”) entered into an Intellectual Property License Agreement (the “License Agreement”) with AHA Analytics Inc., a Delaware corporation (“Licensor”).

Pursuant to the License Agreement Licensor granted Clinigence Health a worldwide, irrevocable, royalty-free, non-transferable (other than as set forth herein), non-exclusive license to use, solely for Clinigence Health’s ongoing Analytics Business Customers, the Licensor Intellectual Property (as defined in the License Agreement) to make, have made, use, offer to sell, sell and import, copy, reproduce, modify, publish, display, publicly perform and make derivative works on the Licensed Products and to incorporate the Licensor Intellectual Property and Licensed Products (as defined in the License Agreement), in whole or in part, into the Analytics Business platform maintained by Licensee, within the Territory (as defined in the License Agreement), and subject to the License Agreement, to develop improvements based on the Licensor Intellectual Property.

Licensor also granted Clinigence Health the right to grant limited sub-licenses to customers as a non-exclusive license to use the Licensed Material, for the Term of the License Agreement. It is understood that the use of the licensed material will be offered to Clinigence Health ‘s customers as part of its ongoing Analytics Business.

The following events occurred subsequent to December 31, 2020.

Managed Services Agreement

In connection with the Asset Purchase, Clinigence Health entered into a Managed Services Agreement (the “Managed Services Agreement”) by and between AHA Analytics, Inc. (“AHA Analytics”), a Delaware corporation and Clinigence Health, Inc., a Delaware corporation.

Pursuant to the Managed Services Agreement Clinigence Health will provide, supply and render management and operational support services as are necessary to continue to maintain and keep the AHA Analytics technology up to date, in keeping with the ordinary course of business as it has customarily been used in the Clinigence Health Analytics Business.

Merger with AHP Management Inc.

On February 25, 2021, we entered into an agreement and plan of merger (the “AHP Merger Agreement”) with AHP Management, Inc., a California corporation (“AHP”), AHP Acquisition Corp., a Delaware corporation, a wholly owned subsidiary of Clinigence Holdings, Inc. (“Merger Sub”), and Robert Chan (the “Shareholders’ Representative”). The transactions contemplated by the AHP Merger Agreement were consummated on February 26, 2021 (the “AHP Closing”).

The AHP Merger Agreement provided for the merger of Merger Sub with and into AHP, hereafter referred to as the “AHP Acquisition.” As a result of the Acquisition, Merger Sub ceased to exist, and AHP became the surviving corporation and a direct wholly owned subsidiary of Clinigence, and the former stockholders of AHP (the “AHP Stockholders”) have a direct equity ownership in Clinigence. Merger Sub was renamed AHP Management Inc. Merger Sub was originally incorporated in Delaware on January 26, 2021 and had no operating activity prior to the reported transaction.

AHP is a privately held company with controlling interest in its’ affiliate Associated Hispanic Physicians of Southern California IPA, a California Medical corporation, (“AHPIPA”). A key term of the AHP Merger Agreement is that at Closing, AHP Management Inc entered into a Management Services Agreement with AHPIPA (the “Management Services Agreement”) making AHPIPA a Variable Interest Entity (VIE) of Clinigence.

The AHP Merger Agreement and Management Services Agreement was disclosed on the Company’s current report on Form 8-K filed on March 2, 2021.

Merger with Accountable Healthcare America, Inc.

On February 25, 2021, we entered into an agreement and plan of merger with Accountable Healthcare America, Inc., a Delaware corporation (“AHA”), and AHA Acquisition Corp., a Delaware corporation, a wholly owned subsidiary of Parent (“Merger Sub entered into an agreement and plan of merger (the “AHA Merger Agreement”). The transactions contemplated by the AHA Merger Agreement were consummated on February 26, 2021 (the “AHA Closing”).

The AHA Merger Agreement provided for the merger of Merger Sub with and into AHA, hereafter referred to as the “AHA Acquisition.” As a result of the Acquisition, Merger Sub ceased to exist, and AHA became the surviving corporation and a direct wholly owned subsidiary of Clinigence, and the former stockholders of AHA (the “AHA Stockholders”) have a direct equity ownership in Clinigence. Merger Sub was renamed Accountable Healthcare America, Inc. Merger Sub was originally incorporated in Delaware on January 2, 2020 and had no operating activity prior to the reported transaction.

The AHA Merger Agreement was disclosed on the Company’s current report on Form 8-K filed on March 2, 2021.

At the AHP Closing and the AHA Closing, hereafter collectively referred to as the “Closing”, all of the outstanding shares of AHP common stock (the “AHP Shares”) were converted solely into the right to receive a number of shares of Clinigence common stock (the “Company Shares”) such that the holders of outstanding equity of AHP immediately prior to the Closing own 45%, on a fully-diluted basis, of the outstanding equity of Clinigence immediately following the Closing, and all of the outstanding shares of AHA common stock (the “AHA Shares”) were converted solely into the right to receive a number of the Company Shares such that the holders of outstanding equity of AHA immediately prior to the Closing own 35%, on a fully-diluted basis, of the outstanding equity of Clinigence immediately following the Closing, and holders of outstanding equity of Clinigence immediately prior to the Closing own 20%, on a fully-diluted basis, of the outstanding equity of Clinigence. Additionally, the AHA Series E Preferred Stock was surrendered a part of the Acquisition of 100% of AHA.

The accounting for our merger with AHP and AHA has not been completed because we have not finalized the December 31, 2020 AHP and AHA audits and valuation of the acquired AHP and AHA intangible assets.

OUR COMPANY

Introduction

The Company is a technology-enabled, risk-bearing population health management company that manages provider networks. Our primary focus has been on the medical technology markets and the growth of our subsidiary Clinigence Health Inc. (“Clinigence Health”). With the recent acquisitions of Accountable Healthcare Americas, Inc. (“AHA”) and AHP Management, Inc. (“AHP”) the Company’s focus is expanding to the seeking additional acquisitions of risk-bearing organizations, including Management Service Organizations (MSO), Independent Practice Associations (IPA) and Accountable Care Organizations (ACO) that are principally serving Medicare Advantage Plans or CMS Primary Care initiatives.

Clinigence Health’s Platform Services

Clinigence Health is a healthcare information technology company providing a cloud-based platform that enables healthcare organizations to provide value-based care and population health management (PHM). Our proprietary cloud-based PHM platform extracts claims and clinical data from multiple claims and EHR systems, which it then uses to report clinical quality measures (GPRO, MIPS, etc.), gaps in care, risk-stratification of patients, generates a utilization dashboard on every provider, has predictive analytics and a provider scorecard. The Clinigence Health platform provides turnkey SaaS solutions that enable connected intelligence across the care continuum by transforming massive amounts of data into actionable insights. Clinigence Health’s solutions help healthcare organizations improve the quality and cost effectiveness of care, enhance population health management and optimize provider networks.

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

Customers

Clinigence Health’s services have been utilized by more than 1,000 health care practices, including some 14 accountable care organizations (“ACOs”), 7 Managed Services Organizations (“MSOs”), 5 health plans, 35 hospitals, and over 8,000 individual providers, and hosting more than 9 million patient records. In 2020, the largest three customers of the Company represented 36.83% of revenues during that period and in 2021 we expect to derive a significant portion of our revenues from these same three customers.

Expansion Summary

Expansion through Acquisition

AHA Acquisition

Based in Ft. Lauderdale, Florida and founded in 2017 by industry veterans with a combined 125 years of experience in the Medicare managed care space, AHA is a medical management platform company that currently has an investment in an accountable care organization with approximately 16,000 Medicare members through a network of over 65 providers. Through its investment, AHA provides a suite of services for its providers, including care coordination, high-risk care managers, documentation improvement and medical coding programs, medical management best practices programs, health management programs such as annual wellness visits and chronic care management, and performance improvement plans.

AHP Acquisition

Based in Los Angeles, California and founded in 2000, AHP Management, Inc.’s affiliated medical group, AHP IPA, currently provides care for 22,065 patients, including approximately 1800 Medicare Advantage patients, through a network of 141 primary care physicians and 660 specialists. AHP Management’s affiliated medical group, AHP IPA, has become a variable interest entity (“VIE”) of Clinigence in order to be compliant with California’s corporate practice of medicine regulations.

Expansion of Platform

Clinigence Health’s objective is to be a market leader in providing a world class software application as well as expand our offering to current and new customers, including healthcare practitioners, ACOs, MSOs.

Summary

The combination of the three companies fuses a healthcare information technology company with medical management companies to form a unique, scalable operating platform that we believe is well positioned for the ongoing transition of U.S. healthcare from fee-for-service payments to value-based reimbursements, including full-risk, global capitation models. The platform also addresses another major theme in U.S. healthcare: faced with mounting costs, shifting regulations and burdensome billing, reporting and technology requirements, many physicians and medical groups have been selling their practices to larger hospital systems. The strategy of the combined company is to be one of the few, technology-enabled national medical groups by acquiring and/or operating medical groups, independent practice associations (“IPAs”), accountable care organizations (“ACOs”), management services organizations (“MSOs”) and individual practices, allowing providers to focus on providing the best quality of care to their patients.

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

Employees

We presently have 14 total employees all of whom are full-time for operations.

OUR CORPORATE INFORMATION

 Our principal corporate office is located at 501 1st Avenue, Suite 901 St. Petersburg, FL 33701. Our telephone number is (678) 607-6393. AHA’s office are located at 2455 East Sunrise Blvd. Suite 1204 Fort Lauderdale FL, 33304. AHP’s offices are located at 7422 Garvey Ave. Ste 101 Rosemead, CA 91755. We currently operate a corporate websites that can be found at www.clinigencehealth.com., www.ahpscipa.com and www.ahahealthcare.net (The information on the foregoing websites do not form a part of this report).

ITEM 1A.   RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described below, which could harm our business, reputation, financial condition, and operating results.

There is substantial doubt as to our ability to continue as a going concern.

The notes accompanying our December 31, 2020 and 2019 audited financial statements, and as noted on the Report of Independent Registered Public Accounting Firm , contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that the Company will continue as a going concern.” Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

We may not be able to obtain adequate financing to continue our operations.

As of December 31, 2020 we had a working capital deficiency and we have operated at a net loss since inception. In order to execute our business plan, including the expansion of operations, our primary capital requirements in 2021 are likely to rise. It is not possible to quantify those costs at this point in time, in that they depend on Clinigence Health’s business opportunities and the state of the overall economy. We anticipate raising capital in the private markets to cover any such costs, though there can be no guaranty we will be able to do so on terms we deem to be acceptable. We do not have any plans at this point in time to obtain a line of credit or other loan facility from a commercial bank. Additional issuances of equity or convertible debt securities will result in dilution to our current shareholders. Further, such securities might have rights, preferences or privileges senior to our common stock that may have a greater dilutive impact to our current shareholders. Additional financing may not be available upon acceptable terms, or at all.

Clinigence Health has a limited prior operating history and it is impossible to reliably predict future growth and operating results.

The Company was incorporated in April 2000 and consummated a reverse merger with Clinigence Holdings Inc. on October 29, 2019 and two additional Mergers in February 2021. Clinigence Health is the Company’s wholly owned subsidiary and was the result of the combination of Clinigence LLC (founded in 2010) and QualMetrix, Inc. (founded in 2013), on March 1, 2019. Accordingly, the Company has a limited prior operating history upon which you can evaluate its business prospects, and it is difficult to forecast the Company’s future operating results. The evolving nature of the PHM industry increases these uncertainties. You must consider the Company’s business prospects in light of the risks, uncertainties, and problems frequently encountered by companies with limited operating histories. Clinigence, LLC provided clinical business intelligence software-as-a-service (SaaS) to healthcare organizations. QualMetrix, Inc. was a population health claims analytics company that provided turnkey SaaS solutions to healthcare organizations.

The success of the Company’s growth strategy depends on the successful identification, completion and integration of acquisitions.

The Company’s future success will depend on the ability to identify, complete, and integrate the acquired businesses with the Company’s existing operations. The growth strategy will result in additional demands on the Company’s infrastructure, and will place further strain on limited management, administrative, operational, financial and technical resources. Acquisitions involve numerous risks, including, but not limited to:

•	the possibility that the Company is not able to identify suitable acquisition
•	candidates or consummate acquisitions on acceptable terms, if at all;
•	possible decreases in capital resources or dilution to existing stockholders;
•	difficulties and expenses incurred in connection with an acquisition;
•	the diversion of management’s attention from other business concerns;
•	the difficulties of managing an acquired business;
•	the potential loss of key employees and customers of an acquired business;
•	in the event that the operations of an acquired business do not meet expectations,
•	the Company may be required to restructure the acquired entity or write-off the
•	value of some or all of the assets of the acquisition.

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

Historically, the Company relied on a limited number of customers for a substantial portion of their total revenue and accounts receivable. In 2020, the largest three customers of the Company represented 36.83% of revenues during that period.

The sudden loss of any of our customers, or the renegotiation of any of our customer contracts, could adversely affect our operating results. In 2020, our customer base remained relatively level whereas in 2019 our operating results were adversely affected as a result of the loss of several customer contracts, principally due to consolidation in the health care industry. Some customer contracts were lost due to the acquisition of our customer by another organization. Additionally, other smaller customer contracts were lost because these smaller customers were unable to compete against the larger consolidated companies and they subsequently had to discontinue their businesses.

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

2020, our customer base remained relatively level whereas in 2019 our operating results were adversely affected as a result of the loss of several customer contracts, principally due to consolidation in the health care industry. Some customer contracts were lost due to the acquisition of our customer by another organization. Additionally, other smaller customer contracts were lost because these smaller customers were unable to compete against the larger consolidated companies and they subsequently had to discontinue their businesses.

Interruptions or performance problems associated with our technology and infrastructure may adversely affect our business and operating results.

Our continued growth will depend in part on the ability of customers to access our platform at any time and within an acceptable amount of time. We may experience, disruptions, outages and other performance problems due to a variety of factors, including infrastructure changes, introductions of new applications and functionality, software errors and defects, capacity constraints due to an increasing number of users accessing our platform simultaneously, or security related incidents. In addition, from time to time we may experience limited periods of server downtime due to server failure or other technical difficulties (as well as maintenance requirements).  It may become increasingly difficult to maintain and improve our performance, especially during peak usage times and as our platform becomes more complex and our user traffic increases. If our platform is unavailable or if our users are unable to access our platform within a reasonable amount of time or at all, our business would be adversely affected, and our brand could be harmed. In the event of any of the factors described above, or certain other failures of our infrastructure, customer or consumer data may be permanently lost. To the extent that we do not effectively address capacity constraints, upgrade our systems as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, customers and consumers may cease to use our platform and our business and operating results may be adversely affected.

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

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are also required to make a formal assessment and provide an annual management report on the effectiveness of our internal control over financial reporting.. In order to maintain the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, resources, including accounting-related costs and management oversight.

Additionally, current controls and any new controls that we develop may become inadequate because of changes in conditions in our business. Further, additional weaknesses in our disclosure controls and internal control over financial reporting may be discovered in the future. Any failure to maintain or develop effective controls or any difficulties encountered in their implementation or improvement could harm our operating results or cause us to fail to meet our reporting obligations and may result in a restatement of our financial statements for prior periods. Any failure to maintain effective internal control over financial reporting also could adversely affect the results of periodic management evaluations regarding the effectiveness of our internal control over financial reporting.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our Clinigence operations office is located at 501 1st Avenue, Suite 901 St. Petersburg, FL 33701. AHA’s operations are located at 2455 East Sunrise Blvd. Suite 1204 Fort Lauderdale FL, 33304 and AHP’s operations are located at 7422 Garvey Ave. Ste 101 Rosemead, CA 91755, which we believe is sufficient to accommodate anticipated future growth. We do not own any real property and operate pursuant to leases on the properties described above. We believe our existing leased facilities are in good condition and suitable for the conduct of our business.

ITEM 3.   LEGAL PROCEEDINGS

From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended December 31, 2020.

ITEM 4.   MINE SAFETY DISCLOSURES

Not Applicable

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

HOLDERS

 As of March 31, 2021, there are 39,251,013 shares of our common stock outstanding, held of 827 shareholders of record. Because many of our shares of common stock capital stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of stockholders represented by these record holders. There are 70,000 shares held in reserve. We have 5,758,519, common stock warrants outstanding and 2,890,430 common stock options outstanding.

As of March 31, 2021, approximately 3,090,006 shares of our common stock are eligible to be sold under Rule 144.

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

All outstanding options fully vested upon the Closing of the AHP and AHA Acquisitions.

Stock option activity during the years ended December 31, 2020 and 2019 follows:

	Options Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2018	--	$--	--
Options granted	48,854	5.11
Options outstanding at December 31, 2019	48,854	5.11	8.05
Options granted	1,130,734	1.49
Options expired	(400)	0.01
Options cancelled	(4,374)	5.56
Options outstanding at December 31, 2020	1,174,814	$1.61	8.11

Options outstanding at December 31, 2020 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
August 5, 2019	40,480	40,480	$5.56	August 5, 2029
October 29, 2019	3,600	3,600	$0.0725	June 6, 2027
January 27, 2020	307,884	307,884	$1.50	January 27, 2030
January 27, 2020	225,000	225,000	$1.50	January 27, 2027
February 29, 2020	95,794	95,794	$1.25	February 28, 2030
May 11, 2020	380,000	380,000	$1.50	May 11, 2027
June 30, 2020	122,056	122,056	$1.45	June 30, 2030
Total	1,174,814	1,174,814

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

Warrant activity during the years ended December 31, 2020 and 2019 follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2018	138,997	$0.81	5.55
Warrants granted	1,065,251	6.04
Warrants cancelled	(138,997)	0.81
Warrants outstanding at December 31, 2019	1,065,251	$6.04	5.17
Warrants cancelled	(507,378)	—
Warrants outstanding at December 31, 2020	557,873	$6.77	3.79

Warrants outstanding at December 31, 2020 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
March 21, 2019	96,433	96,433	$6.67	December 31, 2024
April 30, 2019	3,598	3,598	$6.67	December 31, 2024
May 13, 2019	14,393	14,393	$6.67	December 31, 2024
May 28, 2019	199,703	199,703	$6.67	December 31, 2024
June 5, 2019	7,197	7,197	$6.67	December 31, 2024
June 25, 2019	208,361	208,361	$6.67	December 31, 2024
September 6, 2019	25,188	25,188	$6.67	December 31, 2024
October 29, 2019	1,500	1,500	$25.00	February 5, 2023
October 29, 2019	1,500	1,500	$25.00	April 27, 2023
Total	557,873	557,873

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

RECENT SALES OF UNREGISTERED SECURITIES

During 2020 we engaged in sales securities in transactions that were not registered under the Securities Act of 1933, as amended (the “Securities Act”) as more fully described below.

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

Common Stock Issued

We issued 225,820 restricted common shares to employees for salaries on June 30, 2020, valued at $361,312. On September 28, 2020, 23,276 of these shares issued to an employee, valued at $33,750 were cancelled in connection with a separation agreement.

We issued 228,346 common shares to an employee in connection with a separation agreement on July 12, 2020, valued at $290,000.

To assist in funding the Company’s operations on August 12, 2020, we sold 190,476 restricted shares of common stock valued at $0.63 per share to 5 directors and an investor for proceeds of $120,000.

We issued 12,000 common shares to an employee in connection with a separation agreement on September 11, 2020, valued at $15,000.

Convertible Notes Payable

In March 2019, we made a cash payment totaling $200,000 to settle a previously outstanding convertible note payable. In conjunction with the payment, approximately 400,000 underlying warrants to purchase units of CLI expired unexercised.

During the years ended December 31, 2020 and 2019 we recognized total interest expense of $335,450 and $92,158, respectively.

Under a subscription agreement dated November 19, 2019, we issued convertible promissory notes to various individuals totaling $2,345,375 at December 31, 2019. The notes are convertible at any time through the maturity date of October 31, 2020. In connection with the issuance of the convertible promissory notes, the Company issued 263,727 warrants to purchase shares of the Company’s common stock. The Company allocated the proceeds between the fair value of the notes and warrants. The Company allocated $370,714 to the warrants which has been recorded as a debt discount to be amortized over the life of the notes. Notes payable is presented net of debt discount of $0 and $328,652 at December 31, 2020 and 2019, respectively.

We issued convertible debentures in the amount of $75,000 to three individuals in 2016 and 2017. We restated the convertible debentures on November 15, 2019 to comply with the terms of the November 19, 2019 promissory notes previously mentioned and added $22,500 of accrued interest to the principal balances. Notes payable is presented net of debt discount of $0 and $2,163 at December 31, 2020 and 2019, respectively.

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

Convertible notes payable consisted of the following at December 31, 2020 and 2019:

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

No underwriters were involved in the transactions described above. All of the securities issued in the foregoing transactions were issued by the Company in reliance upon the exemption from registration available under Section 4(2) of the Securities Act, including Regulation D and Regulation S promulgated thereunder, in that the transactions involved the issuance and sale of the Company’s securities to financially sophisticated individuals or entities that were aware of the Company’s activities and business and financial condition and took the securities for investment purposes and understood the ramifications of their actions, or were non-U.S. persons. The Company did not engage in any form of general solicitation or general advertising in connection with the transactions. The individuals represented that they were each and “accredited investor” as defined in Regulation D or non-U.S. person as defined in Regulation S at the time of issuance of the securities, and that it was acquiring such securities for its own account and not for distribution. All certificates representing the securities issued have a legend imprinted on them stating that the shares have not been registered under the Securities Act and cannot be transferred until properly registered under the Securities Act or an exemption applies.

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

Principles of Consolidation

Our consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries, Clinigence Health, Inc., and HealthDatix Inc.  All intercompany accounts and transactions have been eliminated.

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

Advertising Costs

We expense advertising costs as incurred. Advertising costs of $41,418 and $115,647 were charged to operations for the years ended December 31, 2020 and 2019, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. We do not have any cash equivalents as of December 31, 2020 and 2019. We are exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured.

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

Goodwill

Goodwill represents the excess of assets acquired over liabilities assumed of QMX and the fair market value of the common shares issued by the Company for the acquisition of QMX. In accordance with ASC Topic No. 350 “Intangibles – Goodwill and Other”), the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test, and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified. An impairment expense of $3,471,508 was recorded during the year ended December 31, 2020 in connection with the sale of intellectual property.

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

Deferred Revenue

Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from our support and maintenance services, we recognize such revenues when services are completed and billed. We received deposits from our various customers that have been recorded as deferred revenue and presented as current liabilities the amount of $76,687 and $165,560 as of December 31, 2020 and 2019, respectively.

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

Going Concern

The notes accompanying our December 31, 2020 and 2019 audited financial statements, and as noted on the Reports of Independent Registered Public Accounting Firm , contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern . The financial statements have been prepared “assuming that the Company will continue as a going concern.” Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

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

Year Ended December 31, 2020 as Compared to Year Ended December 31, 2019

 Assets. At December 31, 2020, we had $ 157,056, in current assets and $169,857 in total assets, compared to $1,243,352 in current assets and $6,692,504 in total assets as of December 31, 2019. There was a decrease in current assets from the decrease in cash, and there was a decrease in total assets primarily as a result of the AHA Asset Purchase Sale and impairment of goodwill.

 Liabilities. At December 31, 2020, we had total liabilities of $1,303,652 compared to $4,834,071 at December 31, 2019. The decrease in liabilities was primarily due to a decrease in accounts payable and accrued expenses, a decrease in convertible notes payable and a decrease in amount due to related parties as a result of the AHA Asset Purchase Sale, and a decrease in lease liability and notes payable.

Stockholders’ Equity (Deficiency). Our stockholders’ deficiency was $1,133,795 for the year ended December 31, 2020, whereas our stockholders’ equity was $1,858,433 for the years ended December 31, 2019.. This decrease was due to the write down of the Series E Preferred Shares related to the AHA Asset Purchase Sale and impairment of goodwill.

Revenue. We had revenue of $1,585,952 for the year ended December 31, 2020, compared to $1,366,419 for the year ended December 31, 2019. We had a loss from operations of $(5,187,702) and $(6,897,848) for the years ended December 31, 2020 and December 31, 2019, respectively. The increase in revenue was due to increased customer usage for the year ended December 31, 2020.

Costs and Expenses

Cost of Sales. We had cost of sales of $909,780 for the year ended December 31, 2020, compared to $830,443 for the year ended December 31, 2019. Our cost of sales for the year ended December 31, 2020 consisted of direct labor costs of $413,361, service hosting costs of $449,990, and third-party software costs of $46,429, whereas our cost of sales for the year ended December 31, 2019 consisted of direct labor costs of $288,311, service hosting costs of $363,475, and third-party software costs of $178,657.

Operating Expenses. General and Administrative expense was $3,251,353 and $3,667,178 for the years ended December 31, 2020 and December 31, 2019, respectively. Overall, our General and Administrative expenses decreased by $ 415,825 due primarily to a decrease in payroll headcount. We expect our overall corporate overhead to increase with the merger and acquisitions transactions related to Accountable Healthcare America, Inc. and AHP Management Inc.

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

Sales and Marketing expense was $166,759 and $577,739 for the years ended December 31, 2020 and December 31, 2019, respectively. The decrease in Sales and Marketing expenses was primarily a result of decreased payroll due to decreased headcount and decrease in trade shows/travel costs.

Research and Development expense was $557,257 and $768,103 for the years ended December 31, 2020 and December 31, 2019 respectively, and consisted of internal payroll and external consultants continuing to develop and improve our platform.

Impairment of Goodwill. We recorded an impairment charge of the Company’s goodwill of $3,471,508 in the year ended December 31, 2020 arising from goodwill impairment related to certain intellectual property sold to AHA in the IP purchase agreement in May 2021. Accordingly, we do not expect to receive future economic benefits from such goodwill. We recorded an impairment charge of the Company’s goodwill of $2,257,058 for the year ended December 31, 2019 arising from goodwill impairment incurred with the HealthDatix Acquisition. The net assets acquired included significant intangible assets related to our HealthDatix subsidiary. We discontinued operations of our HealthDatix subsidiary in February 2020 and accordingly, we do not expect to receive future economic benefits from such goodwill.

Gain on Sale of Assets. We recorded a gain on the sale of assets of $1,993,424 in the year ended December 31, 2020 related to the AHA IP purchase agreement. Pursuant to AHA IP purchase agreement we received AHA Series E Preferred Stock as part of the purchase price. The Series E Preferred Stock investment in AHA was initially recorded at $6,402,278 based on 1,252,892 shares outstanding at a fair value of $5.11 per share based on an appraised valuation of the Series E Preferred Stock. As of December 31, 2020, we determined that the fair value of the AHA Series E Preferred Stock fell below its’ carrying value based on an independent valuation report and wrote off the investment in AHA. The Preferred Stock was surrendered pursuant to the AHA Merger Agreement.

Other Operating Expenses.  For the year ended December 31, 2020 we reported a gain on lease termination of $25,174, a loss on sale of fixed assets of $54,819, a loss on the sale of subsidiary of $158,744 and a gain on lease termination of $25,174.

Other Income (Expense). For the year ended December 31, 2020 we reported, a non-recurring loss on extinguishment of debt related party convertible debt conversions of $167,797, which represents the write off of debt discount of the debt assumed by AHA in the IP purchase agreement. For the year ended December 31, 2019 we reported a non-recurring loss on extinguishment of debt for related party convertible debt conversions of $130,140 based on the difference between the estimated fair value of the stock issued ($0.83 per share) to convert the debt and the net carrying amount of the debt totaling $399,997 on the date of conversion. We had interest expense of $335,450 and $92,158 on outstanding notes and convertible notes payable, for the years ended December 31, 2020 and 2019, respectively. We had interest income of $1,030 and $3,626 for the years ended December 31, 2020 and 2019, respectively. We had income from discontinued operations of $39,752 for the year ended December 31, 2020.

LIQUIDITY AND CAPITAL RESOURCES

General

As reflected in the accompanying consolidated financial statements, we had cash of $26,931 and $1,065,434 as of December 31, 2020 and 2019, respectively. As of December 31, 2020, we had a working capital deficiency and we have operated at a net loss since inception. In order to execute our business plans, including the expansion of operations, our primary capital requirements in 2021 are likely to rise. It is not possible to quantify those costs at this point in time, in that they depend on Clinigence Health’s business opportunities and the state of the overall economy. We anticipate raising capital in the private markets to cover any such costs, though there can be no guaranty we will be able to do so on terms we deem to be acceptable. We do not have any plans at this point in time to obtain a line of credit or other loan facility from a commercial bank.

Cash Flow Activity

Cash used in operating activities was $1,475,075 for the year ended December 31, 2020, compared to $4,040,578 for the year ended December 31, 2019. Net cash used in operating activities primarily consisted of our operating revenues not being sufficient to cover our on-going obligations, partially off-set by a non-recurring loss on debt conversion of $167,797. Additional contributing factors to the change were from gain on the sale of assets of $1,993,424, impairment expense of $3,471,508 amortization of $94,761, non-cash interest expense of $474,344, stock-based compensation expense of $2,571,689, gain on lease termination of $25,174, loss on the sale of assets of $54,819, cancellation of common stock of $33,750, a decrease in accounts receivable of $71,900, a decrease in accounts payable and accrued expenses of $648,475, and a decrease in deferred revenue of $88,873.

Cash used in investing activities was $60,900 and $748,196 for the years ended for the year ended December 31, 2020 and December 31, 2019, respectively. Net cash provided by continuing investing activities primarily consisted of a decrease in restricted cash of $100,000 from the use of a letter of credit for the termination of our Atlanta operations office facility lease and the sale of property and equipment of $500. Net cash in discontinued investing activities was $161,400 from the sale of the Healthdatix subsidiary

Cash provided by financing activities was $497,472 and $5,734,941 for the years ended December 31, 2020 and December 31, 2019, respectively. We issued shares of common stock for net cash proceeds of $120,000, issued notes and convertible notes for proceeds of $461,125, received a related party loan of $30,000 and made principal payments on previously outstanding notes and convertible notes payable totaling $113,653.

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

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our senior management, including our chief executive officer, we conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of the end of the period covered by this Annual Report on Form 10-K (the “Evaluation Date”). Based on this evaluation, our chief executive officer concluded as of the Evaluation Date that our disclosure controls and procedures were effective  such that the information relating to us required to be disclosed in our Securities and Exchange Commission (“SEC”) reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our chief executive officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our chief executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of December 31, 2020 based on the COSO framework criteria, as more fully described below.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

ITEM 9B.   OTHER INFORMATION

None.

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

Our board of directors manages our business and affairs. Under our Articles of Incorporation and Amended and Restated Bylaws, the Board of directors must consist of one or more members and those members hold office until the expiration of the term for which elected and until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal. Currently, our Board consists of ten directors, of which seven directors were appointed to serve on October 29, 2019 and three were appointed on February 26, 2021.

Warren Hosseinion, M.D., Chief Executive Officer and Chairman of the Board and Director

On February 26, 2021, Dr. Hosseinion was appointed Chief Executive Officer of Clinigence Holdings, Inc. Dr. Hosseinion has served as Chairman of the Board for Clinigence Holdings, Inc. since April 2019. Dr. Hosseinion is a Co-Founder of Apollo Medical Holdings, Inc. (Nasdaq: AMEH) and served as a member of the Board of Directors of Apollo Medical Holdings, Inc. since July 2008, the Chief Executive Officer of Apollo Medical Holdings, Inc. from July 2008 to December 2017, and the Co-Chief Executive Officer of Apollo Medical Holdings, Inc. from December 2017 to March 2019. In 2001, Dr. Hosseinion co-founded ApolloMed Hospitalists. Dr. Hosseinion received his B.S. in Biology from the University of San Francisco, his M.S. in Physiology and Biophysics from the Georgetown University Graduate School of Arts and Sciences, his Medical Degree from the Georgetown University School of Medicine, and completed his residency in internal medicine from the Los Angeles County-University of Southern California Medical Center. Dr. Hosseinion’s qualifications to serve on our Board of Directors include his position as our Chief Executive Officer of the Company. In addition, Dr. Hosseinion as a physician along with his background at Apollo Medical Holdings, Inc. brings to our Board of Directors and our Company a depth of understanding of physician culture and the healthcare market, as well as a strong knowledge of the public markets.

Fred Sternberg, President and Director (Newly appointed Director as of the Closing of the AHP and AHA Acquisitions. )

Mr. Sternberg has served as the CEO of Accountable Healthcare America, Inc. since 2014. Mr. Sternberg has been instrumental in negotiating for and acquiring ACMG, the first ACO to be acquired by AHA. In 1996, Mr. Sternberg as a founder, was instrumental in forming Metropolitan Health Networks, Inc.  (MDF: AMEX). In February 2000, He became Chairman of the Board of Directors, President and CEO, where he served through March 2003. Metropolitan was a Medical Services Organization that provides and coordinates medical care for approximately 87,500 Medicare Advantage, Medicaid, and other beneficiaries, primarily in Florida utilizing a primary care-centric business model. Metropolitan’s integrated care delivery systems include approximately 35 state-of-the-art primary care medical centers and a robust network of affiliated physicians serving mainly Humana members. Metropolitan Health Networks was sold to Humana for $850m. MetCare Health Plans which was also sold to Humana for $14m. Metcare Health Plans provided Medicare Advantage plan, called AdvantageCare, to about 7,000 beneficiaries in 13 Florida counties. Previously, as President of Sternco, Inc., Mr. Sternberg was providing consulting services to various healthcare companies in the managed care and related industries. In 1968, Mr. Sternberg acquired the J. Bird Moyer Co., Inc. and took it public. Later the name was changed to Moyco Technologies, Inc., a publicly traded dental products manufacturing company. Mr. Sternberg has also provided consulting services to Assisted Care living facilities and skilled nursing homes.

Michael Bowen, Chief Financial Officer

Mr. Bowen has served as the CFO of Accountable Healthcare America, Inc. since 2014. Michael Bowen, has over 50 years of broad experience in the world of finance including public transactions such as Initial Public Offerings, mergers and acquisitions, private equity transactions and extensive experience of international securities markets. For the past 10 years, Mr. Bowen has been Chief Financial Officer for a predecessor company of AHA and for AHA. He began his career at Goldman, Sachs & Co.in 1965 where he became a Vice President of the Corporate Finance Department and latterly helped establish the Tokyo office for Goldman Sachs. In 1976, he joined Salomon Brothers with the task of helping establish their first Asian office located in Honk Kong. He then moved to London to rebuild the International Capital Markets business for Chase Manhattan Ltd, the merchant banking arm of Chase Manhattan Bank where he was responsible for all of the international securities business of the bank/merchant bank. Mr. Bowen ended his international career as a Main Board Director for Kleinwort Benson, a British merchant bank where he was responsible for corporate finance business within the USA. Mr. Bowen returned to the US and, after a period of semi-retirement, in 2004 became CFO of TruBamboo, Inc. an innovative company selling bamboo houseware products to large US retailers. In 2008 he joined Diversified Health & Fitness as CFO and in 2014 became CFO of AHA. Mr. Bowen has an MBA from the Darden School of the University of Virginia and a BA also from UVA

Lawrence Schimmel, M.D., Chief Medical Information Officer

Dr. Schimmel is the Chief Medical Officer of Clinigence Holdings, Inc. since April 2019. Dr. Schimmel served as Chief Executive Officer of Clinigence Holdings, Inc. from July 2020 to February 2021. In 2013 he co-founded and served as Chief Medical Officer of QualMetrix, Inc., a healthcare analytics company headquartered in South Florida, until QualMetrix, Inc. merger with Clinigence LLC. Dr. Schimmel is also the founding Chairman of Professional Bank headquartered in South Florida from 2018 to present. Previously, Dr. Schimmel was the managing partner of Allied Health Advisors, LLC a boutique healthcare consulting company in Miami. Dr. Schimmel is a serial medical-related business entrepreneur having been Co-founder and CEO of Allied Health Group, a national medical management company, and Florida Specialty Network. Allied Health Group and Florida Specialty Network managed approximately $500 million in provider payments on behalf of managed care organizations for approximately 3 million lives during his time as CEO. Allied Health Group was a licensed TPA in Florida and Texas and acted as a third-party intermediary in other areas of the country. Previously, Dr. Schimmel was the Founding Chairman and served on the Board of Directors of Megabank and subsequently served on the Board of Directors of Executive National Bank in South Florida. Dr. Schimmel practiced General and Vascular Surgery in the Miami community for 18 years. In addition to his lengthy medical career as a general and vascular surgeon, he held a management role with the South Florida Surgical Group, and has consulted for physicians, hospitals, healthcare delivery systems, and Fortune 500 companies.

He received his B.A. from Rutgers College, received his Doctor of Medicine degree from the New Jersey College of Medicine and conducted his post graduate training at the University of Miami.

Elisa Luqman, Executive Vice President of Finance, General Counsel and Director

Ms. Luqman served as the Chief Financial Officer and General Counsel of Clinigence Holdings, Inc since October 29, 2019 where Ms. Luqman was responsible for maintaining the corporation’s accounting records and statements all CLNH’s SEC filings and compliance requirements. Ms. Luqman also serves as a Director and Secretary of the Board for Clinigence Holdings, Inc. Ms. Luqman was the co-founder of bigVault Storage Technologies a cloud- based file hosting company acquired by Digi-Data Corporation in February 2006. From March 1, 2006 through February 28, 2009, Ms. Luqman was employed as Chief Operating Officer of the Vault Services Division of Digi-Data Corporation, and subsequently during her tenure with Digi-Data Corporation she became General Counsel for the entire corporation. In that capacity she was responsible for acquisitions, mergers, patents, customer, supplier, and employee contracts, and worked very closely with Digi-Data’s outside counsel firms. On March 1, 2009, Ms. Luqman rejoined iGambit Inc. (“IGMB”) as Chief Financial Officer and General Counsel. Ms. Luqman has overseen and been responsible for IGMB’s SEC filings, FINRA filings and public company compliance requirements from its initial Form10 filing with the SEC in 2010 through its’ Reverse Merger with Clinigence Holdings, Inc. on October 29, 2019. Ms. Luqman received a BA degree, a JD in Law, and an MBA Degree in Finance from Hofstra University. Ms. Luqman is a member of the bar in New York and New Jersey.

Andrew Barnett, Executive Vice President of Corporate Development

Mr. Barnett has served as Executive Vice President of Corporate Development for Accountable Healthcare America, Inc. since its inception in 2014. Throughout his career, Mr. Barnett has been engaged in various aspects of the health care industries. Mr. Barnett served as Vice President of Corporate Development of Dental Partners, Inc., a dental practice management company. At Dental Partners, he was responsible for establishing a $15 million bank line of credit, closing on $30 million of acquisitions, and selling the company. At Trident, a PPM, Mr. Barnett assisted in raising over $20 million through a private placement and assisted in $60 million of acquisitions. Prior to Trident, Mr. Barnett served as Executive Vice President and Director of Metropolitan Health Networks, Inc. (MDF: AMEX) where he was involved in raising capital, acquisitions, and the Company’s initial public offering. Mr. Barnett received a B.S. degree from Pennsylvania State University.

Non-Management Directors

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

Robert Chan, M.D., Director (Newly appointed as of the Closing of the AHP and AHA Acquisitions).

Dr. Chan has served as Chief Executive Officer and Chairman of the Board of AHP IPA since 2015. Dr. Chan is affiliated with several HMOs and IPAs. As a hospitalist physician, Dr. Chan is on the staff of multiple local hospitals. Dr. Chan received his B.S. in Biology from the University of California, Irvine, his Medical Degree from the University of California, Irvine College of Medicine, and completed his residency in internal medicine from the University of California, Los Angeles. Dr. Chan’s qualifications to serve on our Board of Directors include his position as Chief Executive Officer of AHP IPA. In addition, Dr. Chan as a physician along with his background at various healthcare organizations, brings to our Board of Directors and our Company a depth of understanding of physician culture and the healthcare markets.

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

Jacob Margolin, Director

Mr. Margolin is a director of Clinigence Holdings, Inc. Mr. Margolin served as Chief Executive Officer of Clinigence Holdings, Inc. from April 2019 to July 2020. Mr. Margolin is a successful serial entrepreneur with over 25 years’ experience in HIT, and is the Co-Founder of Clinigence, LLC. In the mid-1990’s, Mr. Margolin co-founded a pioneering Medical Imaging technology company and led its marketing, global business development and North American operations through a $50 million acquisition by Carestream Health (2004). In 2005, he joined Accelerad – a Georgia Tech Advanced Technology Development Center (ATDC) incubator company acquired in 2014 by Nuance Communications (NASDAQ: NUAN). In 2008, he started a consulting firm helping Israeli medical technologies enter the US market. In 2010, Mr. Margolin founded Clinigence, LLC with the vision that big data and business intelligence technologies would become crucial to the healthcare industry. Mr. Margolin holds an MS degree in medical physics (magna cum laude) and BS degrees in Mathematics and Physics (magna cum laude) from Tel-Aviv University in Israel. He is a board member of the American-Israeli Chamber of Commerce and a member of the Technology Association of Georgia (TAG) and HIMSS.

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

Randall Stern, Director (Newly appointed as of the Closing of the AHP and AHA Acquisitions).

Mr. Stern has served as the Managing Member of RoundTable Financial Group, LLC, an alternative investment merchant bank since 2011. Additionally, since 2016 Mr. Stern was the Founder and Managing Member of Boone Opportunity Lenders, LLC (“Boone”), an Independent Sponsor and former Investment Manager of several private credit funds that originated and managed senior and junior cash-flow loans to, and equity investments in lower middle-market growth companies with EBITDA between $2-$10 million, for acquisitions, recapitalizations and growth. From 1995 to 2006 Mr. Stern seved as the Managing Director in the Corporate Finance Department of Burnham Securities Inc., a New York-based investment banking firm. From 2019 to the present Mr. Stern has served as Chairman of the Board of Kleen-Tech Services, LLC., a custodial service company based in in Denver, Colorado. With more than 1,300 employees, Kleen-Tech is a national provider of cleaning services to commercial and government customers occupying more than 30 million square feet of facilities located throughout the United States. . In 2019, the Company was bought by an investment group led by Mr. Stern and is seeking acquisitions in addition to organic growth. Mr. Stern received his B.A. from Middlebury College (1975, cum laude), where his major was Psychology and minor was Religion. He received an M.B.A. from New York University (1978) where his major was Finance.

John Waters, Director, Audit Committee Chairman

Mr. Waters is a former Senior Partner at Arthur Andersen (1967-2001) with exceptional leadership skills in mergers and acquisitions (particularly reverse mergers) and 1933 Act fillings with the SEC. In the last fifteen years with the firm Mr. Waters built three very successful businesses within Andersen in the areas of merger and acquisition, manufacturing and entertainment. In 2001, Mr. Waters started his own merger and acquisition advisory consulting business and has consummated the acquisition of three manufacturing companies with combined annual sales of $50 million. In 2003, he participated in a group that acquired A-1 Components Corp., a wholly owned subsidiary of United Technologies Corp. Mr. Waters led due diligence efforts and created a tax structure beneficial to both the buyer and seller. In September 2004 participated with a group of investors that acquired Metpar Corp., a $19 million manufacturer of metal sanitary and plastic plumbing fixtures. In October 2007, he participated with a group of investors that acquired World Dryer Corporation, a $20 million manufacturer of hand dryer products. He prepared pro-forma financial statements for the lenders and assisted in obtaining financing for these transactions. In July of 2004 he was appointed Chief Administrative Officer of Authentidate Holding Corp. and led a massive restructuring of the business and hired an entirely new executive management team. In January of 2006 he was appointed Chief Financial Officer of Avantair Inc., which was taken public through a merger with a Special Purpose Acquisition Company (SPAC) and raised $60 million in capital for this company. From 2016 until the closing of the Acquisition, Mr. Waters served as an Advisor to the Board of Directors of iGambit, Inc. Previously he was a member of the Board of Directors of iGambit and served as a member of the Audit Committee. Mr. Waters is a Certified Public Accountant, Member of AICPA and New York State Society of CPA's and has a BBA degree from Iona College.

The names, ages, positions and dates appointed of our current directors and executive officers are set forth below.

(1) Name	Age	Position
Executive Officers and Directors
Dr. Warren Hosseinion	48	Chief Executive Officer and Chairman of the Board
Fred Sternberg	75	President, Director
Michael Bowen	71	Chief Financial Officer
Dr. Lawrence Schimmel	71	Chief Medical Information Officer
Elisa Luqman	56	General Counsel, EVP of Finance and Director
Andrew Barnett	50	Executive Vice President of Corporate Development
Non-Management Directors
Martin Breslin	48	Director
Dr. Robert Chan	52	Director
Mitchell Creem	60	Director
Jacob Margolin	52	Director
David Meiri	52	Director
Randall Stern	67	Director
John Waters	74	Director

(1) Unless otherwise noted, the address of record for the directors and officers is 501 1st Ave. N, suite 901, St. Petersburg, FL 33701.

No director or executive officer is party to any arrangement or understanding with another person under which he or she was selected as a director or officer (as applicable).

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

Compensation Committee

The Compensation Committee consisted of Messrs. David Meiri, John Waters, Mitchell Creem, and Terence Breslin.. The Compensation Committee is responsible for reviewing and recommending to the Board the compensation and over-all benefits of our executive officers. The Compensation Committee may, but is not required to, consult with outside compensation consultants. The Compensation Committee has adopted a charter and the charter is posted on our web site at www.clinigencehealth.com.

Governance and Nominating Committee

The Governance and Nominating Committee activities are currently handled by the full board of directors. The Governance and Nominating Committee is responsible assisting the Board in fulfilling its fiduciary responsibilities with respect to the oversight of the Company’s affairs in the areas of corporate governance and Board membership matters.

LEGAL PROCEEDINGS INVOLVING OFFICERS AND DIRECTORS

None of our directors or executive officers have been involved in any of the legal proceedings described in Item 401(f) of Regulation S-K.

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

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation received by our executive officers, for their service, during the years ended December 31, 2019 and December 31, 2020.

Current Officers Name & Principal Position	Year	Salary ($)	Bonus ($)	Stock ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Jacob Margolin Former CEO, & Director	2020	85,325		335,000	0	0	0	0	420,325
2019	2019	124,925	0	0	0	0	0	0	124,925
Dr. Lawrence Schimmel CMIO & Director	2020	113,400		65,000	45,000	0	0	0	223,400
2019	2019	121,525	0	0	0	0	0	0	121,525
Elisa Luqman EVP Finance GC Director	2020	133,225	0	0	75,000	0	0	0	208,255
2019	2019	27,413	0	0	0	0	0	0	27,413
Charles Kandzierski COO Clinigence Health, Inc. (Subsidiary)	2020	109,863	0	37,500	24,731	0	0	0	172,094
2019	2019	172,463	0	0	0	0	0	0	172,463

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

The following table sets forth the Outstanding Equity Awards received by our executive officers, for their service, during the year ended December 31, 2020.

Name	Option awards					Stock awards
	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Jacob Margolin	0	0	0	0	0	0	0	0	0
Lawrence Schimmel	6,288	0	0	$1.50	1/27/2030	0	0	0	0
Elisa Luqman	67,106	0	0	$1.50	1/27/2030	0	0	0	0
Elisa Luqman	50,000	0	0	$1.50	5/11/2027	0	0	0	0
Charles Kandzierski	17,056	0	0	$1.45	6/30/2030	0	0	0	0

Employment Arrangements with Named Executive Officers

Clinigence is party to three (3) year employment agreements with Elisa Luqman, and Dr. Lawrence Schimmel each dated October 29, 2019 and April 1, 2019. Pursuant to the employment agreements with Ms. Luqman and Dr. Schimmel, each is entitled to receive a base annual salary of $150,000 and 180,000, respectively, during the term. Dr. Hosseinion entered into a five (5) year employment agreement with the Company which became effective on February 26, 2021, and pursuant to which Dr. Hosseinion is entitled to receive a base salary of $250,000 during the term. AHP is party to a (5) year employment agreements with Fred Sternberg. Michael Bowen and Andrew Barnett each dated May 1, 2020. Pursuant to the employment agreements with Mr. Sternberg, Mr. Bowen, and Mr. Barnett, each is entitled to receive a base annual salary of $250,000, $150,000, and $250,000, respectively, during the term.

Pursuant to the employment agreements with the named officers, upon termination, each such individual is entitled to receive payment of all salary and benefits accrued up to the termination date of his or her employment in all employment termination events. Thereafter, Ms. Luqman would be entitled to receive twelve (12) months of base salary as a severance payment, Dr. Schimmel would be entitled to receive twenty-four (24) months of base salary as a severance payment, Dr. Hosseinion would be entitled to receive twenty four (24) months of base salary as a severance payment, Mr. Sternberg would be entitled to receive twenty four (24) months of base salary as a severance payment, Mr. Bowen would be entitled to receive twelve (12) months of base salary as a severance payment, and Mr. Barnett would each be entitled to the balance of the remaining months under his employment agreement of base salary as a severance payment, upon termination of his or her employment by the Company without cause or by such individual for good reason.

The Company’s board of directors may, in its discretion, award bonuses to its executive officers on a case-by-case basis.

Each of the Company’s named executive officers is eligible to participate in the Company’s employee benefit plans and programs, including medical, dental and vision benefits, vacation and PTO, and the Company’s 2019 Omnibus Incentive Plan, to the same extent as its other full-time employees, subject to the terms and eligibility requirements of those plans.

The Agreements for all of the executive officers contain automatic one-year extensions at the end of their respective terms unless notice of non-extension is delivered by either party pursuant to the terms of the agreement and are identical except as described below.

Termination For Cause, Resignation Without Good Reason or due to Death or Disability.

If, during the term of his or her Employment Agreement, an officer is terminated for cause, resigns without good reason, or is unable to perform due to death or disability, we are required to pay or provide such officer (or such officer’s authorized representative or estate) any earned but unpaid base salary and/or unpaid bonus for services rendered through the date of termination, unpaid expense reimbursements, and accrued but unused paid time off within thirty (30) days. With respect to vested compensation or benefits, the officers may have under any employee benefit or compensation plan, program or arrangement of the Company, we are required to pay the executive under the terms of the applicable plan, program or arrangement.

Termination Without Cause, Resignation With Good Reason or Change in Control

If, during the term of the his or her employment agreement, an officer is terminated without cause (as defined in the applicable employment agreement) or resigns with good reason (as defined in the applicable employment agreement), we are required to pay the officer (1) an amount equal to two times the sum of the officer’s most recent base salary, except in the Ms. Luqman, who will be paid an amount equal to one times the sum of her most recent base salary, and target annual bonus (but determined prior to any action involving base salary that would constitute “Good Reason” as defined in the applicable employment agreement), and (2) an amount in cash equal to the Company’s premium amounts paid for coverage of the officer at the time of the officer’s termination of coverage under the Company’s group medical, dental and vision programs for a period of twelve (12) months, to be paid directly to the officer at the same times such payments would be paid on behalf of a current employee for such coverage.

We do not currently have any other employment agreements with our executive officers.

Compensation of the Board of Directors

The following table sets forth the compensation received by our directors, for their service as directors, during the year ended December 31, 2020.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Warren Hosseinion (1)	0	0	0		0	0	0	0
Elisa Luqman (1)	0	0	33,333	((2)	0	0	0	33,333
Jacob Margolin	0	0	0		0	0	0	0
Terence Martin Breslin	0	0	50,000	((3)	0	0	0	50,000
Mitchell Creem	0	0	50,000	(3)	0	0	0	50,000
David Meiri	0	0	50,000	(3)	0	0	0	50,000
John Waters	0	0	63,333	((4)	0	0	0	63,333

(1) These individuals serve as executive officers of the Company, and do not receive any compensation for the services they provide as directors of the Company.

(2) 50,000 Stock Options at an exercise price of $1.50

(3) 75,000 Stock Options at an exercise price of $1.50

(4) 95,000 Stock Options at an exercise price of $1.50

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information known to us, as of March 31, 2021, relating to the beneficial ownership of shares of common stock by: (i) each person who is known by us to be the beneficial owner of more than 5% of the Company’s outstanding common stock; (ii) each director; (iii) each executive officer; and (iv) all executive officers and directors as a group. Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) or securities that can be acquired by him within 60 days, including upon the exercise of options, warrants or convertible securities. The Company determines a beneficial owner’s percentage ownership by assuming that options, warrants and convertible securities that are held by the beneficial owner and which are exercisable within 60 days, have been exercised or converted. The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them. Unless otherwise indicated, the address of each beneficial owner in the table set forth below is care of Clinigence Holdings, Inc. 501 1st Avenue N, Suite 901, St. Petersburg, FL 33701. The percentages in the following table are based upon 39,251,013 shares outstanding as of March 31, 2021.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percent of Class
Dominis-Embree AHA Investor, LLC	6,473,483		16.49%
Robert Chan, Director	4,389,691		11.18%
Singh Boun	2,022,984		5.15%
Oscar Chien	2,211,984		5.63%
Nick H. Lee	2,022,984		5.15%
Warren Hosseinion, CEO and Chairman of the Board	1,973,153	(1)	5.03%
Fred Sternberg, President and Director	1,821,672		4.64%
Andrew Barnet, Officer	1,709,896		4.36%
Terence Martin Breslin, Director	854,616	(2)	2.18%
Jacob Margolin, C.E.O. and Director	649,998	(3)	1.66%
Elisa Luqman, C.F.O., General Counsel and Director	529,976	(4)	1.35%
Michael Bowen, CFO	447,105		1.14%
David Meiri, Director	396,747	(4)	1.01%
Lawrence Schimmel, CMO and Director	299,731	(5)	.76%
John Waters, Director	276,320	(6)	.70%
Mitchell Creem, Director	161,866	(4)	.41%
Charles Kandzierski, COO, Clinigence Health, Inc.	94,435	(7)	.24%

Executive Officers and Directors as Group:	13,606,206	(8)	34.66%

1.	Includes options to purchase 200,000 shares of the common stock at $1.50 per share, options to purchase 600,000 shares of the common stock at $1.61 per share and a warrant to purchase 21,590 common shares at $5.56 per share
2.	Includes options to purchase 10,120 shares of the common stock at $5.56 per share, options to purchase 75,000 shares of common stock at $1.50 per share and options to purchase 45,000 shares at $1.61.
3.	Includes options to purchase 30,000 shares of common stock at $1.50 per share and options to purchase 45,000 shares at $1.61.
4.	Includes 1,370 shares of common stock held by Muhammad Luqman, Ms. Luqman’s husband, options to purchase 67,106 shares of the commons stock at $1.50 per share and options to purchase 600,000 shares of the common stock at $1.61 per share.
5.	Includes options to purchase 6,288 shares of the common stock at $1.50 per share, options to purchase 30,000 shares of the common stock at $1.50 per share, convertible debenture to purchase 19,597 common shares at $1.55 and warrant to purchase 9,799 common shares at $1.55 per share.
6.	Includes options to purchase 17,986 shares of the common stock at $5.56 per share, 52,800 shares of common stock at $1.50 per share, 26,000 shares of common stock at $1.25 per share, convertible debenture to purchase 66,516 common shares at $1.55 and warrant to purchase 32,258 common shares at $1.55 per share.
7.	Includes options to purchase 17,056 shares of the common stock at $1.45.
8.	Includes items 1, 2, 3, 4, 5, and 7 above.

ITEM 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

RELATED PARTY TRANSACTIONS

Amounts Due to Related Parties

We have amounts due to related parties with balances of $30,000 and $128,477 at December 31, 2020 and 2019, respectively. A shareholder and former officer, Mihir Shah, made a $30,000 non-interest bearing, loan to the Company on December 31, 2020, which was repaid with common stock on January 28, 2021. The Company’s former subsidiary, Arcmail owed amounts on a credit card that is guaranteed by the husband of the Company’s Chief Financial Officer, Muhammad Luqman, who was held personally responsible by the credit card company for the unpaid balance. The balance of $128,477 was included in the Assumed Liabilities of the AHA Asset Purchase Agreement.

During the first quarter of 2019, the Chairman Warren Hosseinion made a $300,000 equity investment and was issued 21,590 warrants pursuant to the Equity Private Placement Memorandum.

During the first quarter of 2019, former Director Mark Fawcett made a $50,000 equity investment and was issued 3,598 warrants pursuant to the Equity Private Placement Memorandum.

BOARD INDEPENDENCE

The Company has elected to use the independence standards of the NYSE AMEX Equities Exchange in its determination of whether the members of its Board are independent.

Accordingly, our Board of Directors has evaluated the independence of its members based upon the rules of the NYSE AMEX Equities Exchange and the SEC and the transactions referenced under “Certain Relationships and Related Party Transactions” discussed above. Applying these standards, our Board of Directors determined that none of the directors who currently serve, other than Messrs. Hosseinion and Sternberg and Madame Luqman, have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that Messrs. Breslin, Chan, Creem, Margolin, Meiri, Stern and Waters “independent” as that term is defined under NYSE Rule 407(a)(1). Messrs. Hosseinion, Sternberg, and Madame Luqman are not considered independent because they are officers of the Company. Our Board of Directors also determined that each non-employee director who serves as a member of the Audit, Compensation, and Nominating Committees satisfies the independence standards for such committee established by the SEC and NYSE AMEX Equities Exchange, as applicable. The Board has established an Audit Committee, a Compensation Committee and a Governance and Nominating Committee.

FAMILY RELATIONSHIPS

Mr. Barnett is Mr. Sternberg’s son. There are no other family relationships amongst any of the Company’s executive officers and directors.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows what Marcum LLP fees were for the audit and other services for the year ended December 31, 2020 and Prager Metis CPA LLC. fees were for the year ended December 31, 2019.

	Year Ended	Year Ended
	12/31/ 2020	12/31/2019
Audit Fees	$55,000	$42,500
Audit-Related Fees	—	—
All Tax Fees	—	—
Other Fees	—	—
Total	$55,000	$42,500

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

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

PART IV

(a) Financial Statements

(b) Exhibits

Exhibit No.	Description
3.1(i)	Certificate of Incorporation, filed with the Delaware Secretary of State on April 13, 2000 (1)
3.1(ii)	Certificate of Merger, filed with the Delaware Secretary of State on April 18, 2000 (1)
3.1(iii)	Certificate of Amendment Changing Name, filed with the Delaware Secretary of State on December 19, 2000 (1)
3.1(iv)	Certificate of Merger filed with the Delaware Secretary of State on February 17, 2006 (1)
3.1(v)	Certificate of Amendment Changing Name filed with the Delaware Secretary of State on April 5, 2006 (1)
3.1(vi)	Certificate of Amendment Increasing Authorized Shares filed with the Delaware Secretary of State on August 8, 2018 (3)
3.1(vii)	Certificate of Merger filed with the Delaware Secretary of State on October 29, 2019
3.1(viii)	Certificate of Merger filed with the Delaware Secretary of State on February 26, 2021. (AHA)
3.1(ix)	Certificate of Merger filed with the Delaware Secretary of State on February 26, 2021. (AHP)
3.1(x)	Certificate of Merger filed with the Delaware Secretary of State on February 26, 2021. (AHA Analytics)
3.2	Amended and Restated Bylaws (2)
3.3(i)	Certificate of Designation of Series A Preferred Stock of iGambit, Inc.(4)
3.3(ii)	Withdrawal of Certificate of Designation of Series A Preferred Stock of iGambit, Inc.(7)
4.1(i)	Form of Stock Certificate (5)
4.1(ii)	Note Purchase Agreement dated May 15, 2019.
4.1 (iii)	Form of Convertible Promissory Note November 18, 2019(6)
4.1(iv)	Form of Warrant November 18, 2019(6)
10.1	2019 Omnibus Equity Incentive Plan (2)
10.2	Agreement and Plan of Merger, dated as of February 25, 2021 by and among the Registrant, AHP, Merger Sub, and the Signing Stockholder (8)
10.3	Master Services Agreement dated as of February 25, 2021 by and between AHA Management, Inc. and AHPIPA (8)
10.4	Agreement and Plan of Merger, dated as of February 25, 2021 by and among the Registrant, AHA, and Merger Sub (8)
10.5	Form of Intellectual Property Asset Purchase Agreement, dated as of May 27, 2020 by and among the Registrant, Clinigence Health, AHA, and AHA Analytics (9)
10.6	Form of Intellectual Property License Agreement, dated as of May 27, 2020 by and between Clinigence Health and AHA Analytics (9)
10.7	Form of Managed Services Agreement, dated as of May 27, 2020 by and between Clinigence Health and AHA Analytics (9)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

(1)	Incorporated by reference to Form 10 filed on December 31, 2009.
(2)	Incorporated by reference to Form Def 14(c) filed on October 7, 2019.
(3)	Incorporated by reference to Form Def 14(c) filed on September 27, 2018.
(4)	Incorporated by reference to current Form 8-K filed on August 6, 2018.
(5)	Incorporated by reference to Amendment No. 1 to Form 10 filed on June 11, 2010.
(6)	Incorporated by reference to current Form 8-K filed on November 22, 2019.
(7)	Incorporated by reference to current Form 8-K filed on November 1, 2019.
(8)	Incorporated by reference to current Form 8-K filed on March 2, 2021.
(9)	Incorporated by reference to current Form 8-K filed on June 3, 2020.
(10)	We hereby agree to furnish the SEC with any omitted schedule or exhibit upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of St Petersburg, FL, on March 31, 2021.

Clinigence Holdings, Inc.

March 31, 2021	By:	/s/ Warren Hosseinion
Warren Hosseinion, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated:

Signature	Title	Date

/s/ Warren Hosseinion Warren Hosseinion	Chief Executive Officer and Chairman of the Board of Directors	March 31, 2021
/s/ Michael Bowen Michal Bowen	Chief Financial Officer	March 31, 2021
/s/ Elisa Luqman Elisa Luqman	EVP of Finance and Director	March 31, 2021
Fred Sternberg	President and Director	March 31, 2021
/s/ Terence Martin Breslin Terence Martin Breslin	Director	March 31, 2021
/s/ John Waters John Waters	Chairman, Audit Committee, Director	March 31, 2021
Robert Chan	Director	March 31, 2021
/s/ Mitchell R. Creem Mitchell R. Creem	Director	March 31, 2021
Jacob Margolin	Director	March 31, 2021
/s/ David Meiri David Meiri	Director	March 31, 2021
Randall Stern	Director	March 31, 2021

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Clinigence Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Clinigence Holdings, Inc. (the “Company”) as of December 31, 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As more fully described in Note 4, the Company has a significant working capital deficiency, has incurred significant losses and needs to raise additional funds to meet its obligations and sustain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) ("PCAOB") and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Valuation of Certain Level 3 Investments

Description of the Matter

The Company estimates the fair value of certain investments by utilizing valuation models with unobservable inputs. Unlike Level 1 and 2 inputs, Level 3 inputs are unobservable, supported by little or no market activity, and are significant to the fair value of certain investments. At December 31, 2020, the Company determined that the fair value of the Level 3 investment with a recorded value of $6,402,278, fell below the carrying value, based on an independent valuation report, and therefore recognized an unrealized loss from re-measurements for the entire amount.

Subjective and challenging judgement is required by management to determine the assumptions and valuation methodology to record financial assets at their fair value using Level 3 inputs. Auditing management’s models to determine the fair value of certain investments was complex and required judgement, particularly when evaluating underlying inputs such as the investee equity structure and asset values. These assumptions are affected by expectations about future economic and industry factors as well as estimates of the investee’s future growth potential.

How We Addressed the Matter in Our Audit

Procedures performed to address this critical audit matter included, but were not limited to, obtaining an understanding of the valuation methodology and determine assumptions used in valuation models to record financial assets and their fair value. For example, we tested management’s review controls over the significant assumptions described above as well as over data used in the valuation models.

With assistance from our valuation specialists, we evaluated the reasonableness of the valuation methodology and significant assumptions, tested inputs for reasonableness, and corroborated with audit evidence from external sources, comparison to historical transaction values and other external anticipated activities. We also evaluated audit evidence from events or transactions occurring after the measurement date for comparison to management’s estimate.

Evaluation of the Company’s goodwill impairment assessment

As discussed in Note 2 to the consolidated financial statements, due to the sale of certain intellectual property, the Company determined that the goodwill with a recorded value of $3,471,508 was impaired, as the asset associated with goodwill was transferred to the counter party per terms of an intellectual property asset purchase agreement. The Company also determined that the value of goodwill was not only less than its carrying amount, but no longer had any remaining useful life. As a result, the Company recorded a goodwill impairment charge of $3,471,508. The goodwill impairment charge represented the impairment of all of the goodwill recorded.

We identified the evaluation of the goodwill impairment assessment as a critical audit matter because of the high degree of subjectivity in evaluating the assumptions used in to estimate the fair value of the Company’s reporting units. The fair value estimation methodologies utilized, are based on limited observable market information. Such fair values are sensitive to changes to which include the following key assumptions:

·	Forecasted reporting unit cash flows
·	Estimated long term growth rates

The primary procedures we performed to address this critical audit matter included, testing the key assumptions listed above and obtaining the executed intellectual property asset purchase agreement. We assessed these assumptions including the viability of future cash flows determined the fair value of goodwill to be $0.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2020.

New York, NY

March 31, 2021

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

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 4 to the consolidated financial statements, the Company has an accumulated deficit , and a working capital deficit at December 31, 2019. These factors, among others, raise substantial doubt regarding the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 4 to the accompanying financial statements. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ Prager Metis CPA’s LLC
We have served as the Company’s auditor since 2019

Hackensack, New Jersey
May 14, 2020

CLINIGENCE HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
DECEMBER 31,

	2020	2019
ASSETS
Current assets
Cash	$26,931	$1,065,434
Accounts receivable	18,283	100,183
Inventory	—	26,988
Prepaid expenses and other current assets	111,842	50,747
Total current assets	157,056	1,243,352

Long-term assets
Property and equipment, net	12,391	83,353
Right of use asset, net	—	247,196
Intangible assets, net	—	1,535,974
Goodwill	—	3,471,508
Deposits and other assets	410	11,121
Restricted cash	—	100,000
Total assets	$169,857	$6,692,504

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$695,424	$1,752,659
Customer deposits	38,651	—
Accrued interest on notes payable	—	34,358
Due to related parties	30,000	128,477
Lease liability - current	—	50,406
Deferred revenue	76,687	165,560
Current portion of convertible notes payable	—	2,112,060
Current portion of notes payable	312,890	366,933
Total current liabilities	1,153,652	4,610,453

Long-term liabilities
Lease liability - long term	—	223,618
Notes payable	150,000	—
Total liabilities	1,303,652	4,834,071

Stockholders' equity (deficiency)
Preferred stock, $.001 par value; authorized - 100,000,000 shares; issued and outstanding - 0 shares in 2020 and 2019, respectively	—	—
Common stock, $.001 par value; authorized - 800,000,000 shares; 5,282,545 and 4,649,179 shares issued and outstanding as of December 31, 2020 and 2019, respectively	5,282	4,649
Additional paid-in capital	17,079,885	14,422,579
Accumulated deficit	(18,218,962)	(12,568,795)
Total stockholders' equity (deficiency)	(1,133,795)	1,858,433
Total liabilities and stockholders' equity (deficiency)	$169,857	$6,692,504

See accompanying notes to the consolidated financial statements.

CLINIGENCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
YEARS ENDED DECEMBER 31,

	2020	2019
Sales	$1,585,952	$1,366,419
Cost of sales	909,780	830,443

Gross profit	676,172	535,976

Operating expenses
Research and development	557,257	768,103
Sales and marketing	166,759	577,739
General and administrative expenses	3,251,353	3,667,178
Goodwill impairment loss	3,471,508	2,257,058
Gain on sale of assets	(1,993,424)	—
Gain on lease termination	(25,174)	—
Loss on sale of fixed assets	54,819	—
Loss on sale of subsidiary	158,744	—
Amortization	222,032	163,746
Total operating expenses	5,863,874	7,433,824

Loss from operations	(5,187,702)	(6,897,848)

Other income (expenses)
Loss on extinguishment of debt	(167,797)	(130,140)
Interest income	1,030	3,626
Interest expense	(335,450)	(92,158)
Total other income (expenses)	(502,217)	(218,672)

Loss from continuing operations	(5,689,919)	(7,116,520)

Income from discontinued operations (including gain on disposal of $142,027 for the year ended December 31, 2020)	39,752	—
Net loss	$(5,650,167)	$(7,116,520)

Basic and fully diluted income (loss) per common share:
Continuing operations	$(1.15)	$(1.96)
Discontinued operations	.01	—
Net income (loss) per common share	$(1.14)	$(1.96)

Weighted average common shares outstanding - basic and fully diluted	4,942,268	3,630,075

See accompanying notes to the consolidated financial statements.

CLINIGENCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIENCY)
YEARS ENDED DECEMBER 31, 2020 AND 2019

	Common stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Totals
Balances, December 31, 2018	1,775,064	$1,775	$3,953,147	$(5,452,275)	$(1,497,353)
Common stock issued for cash	739,891	740	4,111,760	—	4,112,500
Stock-based compensation	212,522	212	449,842	—	450,054
Common stock issued in Qualmetrix acquisition	1,124,594	1,125	4,167,094	—	4,168,219
Effect of reverse merger	797,108	797	836,166	—	836,963
Warrants issued in connection with issuance of convertible debt	—	—	374,178	—	374,178
Notes payable converted to common stock	143,642	144	530,248	—	530,392
Common shares cancelled	(143,642)	(144)	144	—	—
Net loss				(7,116,520)	(7,116,520)
Balances, December 31, 2019	4,649,179	4,649	14,422,579	(12,568,795)	1,858,433
Common stock issued for cash	190,476	190	119,810	—	120,000
Stock-based compensation	466,166	466	2,571,223	—	2,571,689
Common stock cancelled	(23,276)	(23)	(33,727)	—	(33,750)
Net loss				(5,650,167)	(5,650,167)
	5,282,545	$5,282	$17,079,885	$(18,218,962)	$(1,133,795)

See accompanying notes to the consolidated financial statements.

CLINIGENCE HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
YEARS ENDED DECEMBER 31,

	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(5,650,167)	$(7,116,520)
(Income) loss from discontinued operations	118,992	—
Net loss from continuing operations	(5,531,175)	(7,116,520)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	14,514	15,723
Amortization	94,761	156,092
Non cash interest expense	474,344	140,487
Stock-based compensation expense	2,571,689	450,054
Goodwill impairment loss	3,471,508	2,257,058
Gain on sale of assets	(1,993,424)	—
Gain on lease termination	(25,174)	—
Loss on sale of assets	54,819	—
Cancellation of common stock	(33,750)	—
Loss on extinguishment of debt	167,797	130,396
Changes in operating assets and liabilities:
Accounts receivable	71,900	111,567
Prepaid expenses and other current assets	(65,467)	(45,280)
Deposits and other assets	10,411	10,264
Accounts payable and accrued expenses	(648,475)	(304,441)
Customer deposits	38,651	—
Accrued interest on notes payable	(21,730)	—
Lease liability	(37,401)	(11,238)
Deferred revenue	(88,873)	165,260
NET CASH USED IN OPERATING ACTIVITIES	(1,475,075)	(4,040,578)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	—	(84,002)
Advances to acquisition target	—	(577,046)
(Increase) decrease in restricted cash	100,000	(100,000)
Sale of property and equipment	500	—
Cash acquired from acquisitions	—	12,852
Net cash provided by (used) in continuing investing activities	100,500	(748,196)
Net cash used in discontinued investing activities	(161,400)	—

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	(60,900)	(748,196)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from issuance of notes and convertible notes payable	461,125	2,359,700
Proceeds from sale of common stock	120,000	4,112,500
Proceeds from related party loans	30,000	—
Payments on notes and convertible notes payable	(113,653)	(737,259)
NET CASH PROVIDED BY FINANCING ACTIVITIES	497,472	5,734,941

NET INCREASE (DECREASE) IN CASH	(1,038,503)	946,167

CASH - BEGINNING OF YEAR	1,065,434	119,267
CASH - END OF YEAR	$26,931	$1,065,434

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$18,077	$75,882

Non-cash investing and financing activities:
Sale of software in consideration of Series E preferred stock and liabilities assumed	$3,470,385	$—
Right of use asset added for operating lease	—	285,262
Notes payable converted to common stock	—	399,996
Notes payable converted to convertible notes payable	—	32,500
Accrued interest converted to convertible notes payable	—	22,500
Accrued salaries converted to convertible notes payable	—	30,375
Common stock issued for acquisitions	—	5,005,182
Intangible assets acquired	—	7,281,555
Warrants issued for convertible debt	—	374,178

See accompanying notes to the consolidated financial statements.

CLINIGENCE HOLDINGS, INC.

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

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

The Preferred Stock was to have an initial stated value of $15,000,000 in the aggregate, subject to adjustment as mentioned below. The Stated Value, however, shall be reduced by the Assumed Liabilities as set forth herein which includes the Hold Back amount as set forth in Article 9 of the IP APA Agreement, and shall automatically convert upon either of the following events:

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

The investment in AHA was initially recorded at $6,402,278 based on 1,252,892 shares outstanding at a fair value of $5.11 per share based on an appraised valuation of the Preferred Stock.

The Assumed Liabilities consist of the following:

Convertible notes payable	$2,442,875
Related party loan payable	128,477
Note payable - Jerrold Young	15,000
Note payable - Lighter Capital	487,579
Accounts payable	323,563
Accrued interest on notes payable	72,891
$3,470,385

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

As of December 31, 2020, the Company determined that the fair value of the AHA Series E Preferred Stock fell below its carrying value based on an independent valuation report and wrote off its investment in AHA.

Gain on sale of assets reported in the statements of operations consists of the following:

Fair value of AHA Series E Preferred Stock received	$--
Assumed liabilities	3,470,385
Less assets sold:
Intangible assets	(1,476,961)
Gain on sale of assets	$1,993,424

An impairment expense of $3,471,508 was recorded for the balance of goodwill included in the assets sold to AHA. During the third and fourth quarters of the year ending December 31, 2020, the Company recorded an additional gain on the sale of intellectual property as a result of obtaining a legal discharge of its obligations from the lenders and noteholders and payment made by AHA in regards to the debt.

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

The components of loss from discontinued operations presented in the consolidated statements of operations for the year ended December 31, 2020 are presented as follows:

Sales	$5,958
Cost of sales	(6,795)
General and administrative expenses	(101,100)
Depreciation and amortization	(75)
Interest expense	(263)
Loss from operations	(102,275)
Loss on disposal of HealthDatix	(16,717)
Loss from discontinued operations	$(118,992)

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $41,418 and $115,647 were charged to operations for the years ended December 31, 2020 and 2019, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. The Company does not have any cash equivalents as of December 31, 2020 and 2019. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured.

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

Goodwill

Goodwill represents the excess of assets acquired over liabilities assumed of QMX and the fair market value of the common shares issued by the Company for the acquisition of QMX. In accordance with ASC Topic No. 350 “Intangibles – Goodwill and Other”), the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test, and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified. An impairment expense of $3,471,508 was recorded during the year ended December 31, 2020 in connection with the sale of intellectual property, as discussed in Note 1.

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

Deferred Revenue

Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s support and maintenance services, the Company recognizes such revenues when services are completed and billed. The Company has received deposits from its various customers that have been recorded as deferred revenue and presented as current liabilities in the amount of $76,687 and $165,560 as of December 31, 2020 and 2019, respectively.

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

Note 4 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has an accumulated deficit of $18,218,962, and a working capital deficit of $996,596 at December 31, 2020. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for the next twelve months from the date that the financial statements are issued.  Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to attain funding to secure additional resources to generate sufficient revenues and increased margin, which without these represent the principal conditions that raise substantial doubt about our ability to continue as a going concern.

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

Note 5 – Property and Equipment

Property and equipment are carried at cost and consist of the following at December 31, 2020 and 2019:

	2020	2019
Office equipment and fixtures	$5,300	$109,468
Computer hardware	41,065	44,866
Computer software	16,121	16,121
Less: Accumulated depreciation	50,095	87,102
	$12,391	$83,353

Depreciation expense of $14,514 and $15,723 was charged to operations for the years ended December 31, 2020 and 2019, respectively.

Note 6 – Intangible Assets

The following tables provide detail associated with the Company’s acquired identifiable intangible assets:

	As of December 31, 2019
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Amortized intangible assets:
Customer relationships	$624,000	$(52,000)	$572,000	10
Developed technology	1,030,000	(66,026)	963,974	13
Total	$1,654,000	$(118,026)	$1,535,974

Aggregate Amortization Expense:

For the year ended December 31, 2020	$59,013

In connection with the sale of intellectual property as discussed in Note 1, the Company sold its intangible assets of $1,476,961, net of accumulated amortization of $177,039 to AHA pursuant to the Asset Purchase Agreement on May 29, 2020, resulting in a balance of $0 at December 31, 2020.

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

Effective October 15, 2020, the Company terminated the operating lease for its Atlanta, Georgia office that was set to expire in 2024. The lease termination agreement required the Company to forfeit its Letter of Credit and all of its furniture and fixtures to the landlord. The early termination resulted in a gain on lease termination of $25,174, calculated as follows:

Current portion of operating lease liabilities at September 30, 2020	$54,564
Operating lease liabilities, net of current portion at September 30, 2020	182,059
Less: Operating lease right-of-use assets, net at September 30, 2020	211,449
Gain on lease termination	$25,174

The balance of the Letter of Credit of $100,000 was charged to rent expense and the book value of the assets abandoned of $53,198 was charged to loss on sale of assets.

Consolidated rental expense for all operating leases was $143,307 and $126,944 for the years ended December 31, 2020 and 2019, respectively.

The following table summarizes the cash paid and related right-of-use operating lease recognized for the year ended December 31, 2020.

Year Ended
December 31, 2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$50,446
Right-of-use lease assets obtained in the exchange for lease liabilities:
Operating leases	37,401

Note 8 - Earnings (Loss) Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants, and convertible debt have not been included in the computation of diluted net loss per share for the years ended December 31, 2020 and 2019 as the result would be anti-dilutive.

	Years Ended
	December 31,
	2020	2019
Stock options	1,174,814	48,854
Stock warrants	557,873	1,065,251
Total shares excluded from calculation	1,732,687	1,114,105

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

Stock option activity during the years ended December 31, 2020 and 2019 follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2018	–	$–	–
Options granted	48,854	5.11
Options outstanding at December 31, 2019	48,854	5.11	8.05
Options granted	1,130,734	1.49
Options expired	(400)	0.01
Options cancelled	(4,374)	5.56
Options outstanding at December 31, 2020	1,174,814	$1.61	8.11

Options outstanding at December 31, 2020 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
August 5, 2019	40,480	40,480	$5.56	August 5, 2029
October 29, 2019	3,600	3,600	$0.0725	June 6, 2027
January 27, 2020	307,884	307,884	$1.50	January 27, 2030
January 27, 2020	225,000	225,000	$1.50	January 27, 2027
February 29, 2020	95,794	95,794	$1.25	February 28, 2030
May 11, 2020	380,000	380,000	$1.50	May 11, 2027
June 30, 2020	122,056	122,056	$1.45	June 30, 2030
Total	1,174,814	1,174,814

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

Warrant activity during the years ended December 31, 2020 and 2019 follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2018	138,997	$0.81	5.55
Warrants granted	1,065,251	6.04
Warrants cancelled	(138,997)	0.81
Warrants outstanding at December 31, 2019	1,065,251	$6.04	5.17
Warrants cancelled	(507,378)	—
Warrants outstanding at December 31, 2020	557,873	$6.77	3.79

Warrants outstanding at December 31, 2020 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
March 21, 2019	96,433	96,433	$6.67	December 31, 2024
April 30, 2019	3,598	3,598	$6.67	December 31, 2024
May 13, 2019	14,393	14,393	$6.67	December 31, 2024
May 28, 2019	199,703	199,703	$6.67	December 31, 2024
June 5, 2019	7,197	7,197	$6.67	December 31, 2024
June 25, 2019	208,361	208,361	$6.67	December 31, 2024
September 6, 2019	25,188	25,188	$6.67	December 31, 2024
October 29, 2019	1,500	1,500	$25.00	February 5, 2023
October 29, 2019	1,500	1,500	$25.00	April 27, 2023
Total	557,873	557,873

Note 10 – Convertible Notes Payable

Convertible notes payable consisted of the following at December 31, 2020 and 2019:

	2020	2019
Notes payable convertible into Clinigence common shares at $5.56 per share; bearing interest at a rate of 10%; net of debt discount of $0 and $328,652, respectively; maturing in October 2020	$—	$2,016,723
Notes payable convertible into Clinigence common shares at $1.25 per share; bearing interest at a rate of 10%; net of debt discount of $1,100 and $2,163, respectively; maturing in October 2020	—	95,337
Total convertible notes payable	—	2,112,060
Current portion	—	(2,112,060)
Total convertible notes payable, net	$—	$—

In March 2019, the Company made a cash payment totaling $200,000 to settle a previously outstanding convertible note payable. In conjunction with the payment, approximately 400,000 underlying warrants to purchase units of CLI expired unexercised.

During the years ended December 31, 2020 and 2019 the Company recognized total interest expense of $335,450 and $92,158, respectively.

Under a subscription agreement dated November 19, 2019, the Company issued convertible promissory notes to various individuals totaling $2,345,375 at December 31, 2019. The notes are convertible at any time through the maturity date of October 31, 2020. In connection with the issuance of the convertible promissory notes, the Company issued 263,727 warrants to purchase shares of the Company’s common stock. The Company allocated the proceeds between the fair value of the notes and warrants. The Company allocated $370,714 to the warrants which has been recorded as a debt discount to be amortized over the life of the notes. Notes payable is presented net of debt discount of $0 and $328,652 at December 31, 2020 and 2019, respectively.

The Company issued convertible debentures in the amount of $75,000 to three individuals in 2016 and 2017. The Company restated the convertible debentures on November 15, 2019 to comply with the terms of the November 19, 2019 promissory notes previously mentioned and added $22,500 of accrued interest to the principal balances. Notes payable is presented net of debt discount of $0 and $2,163 at December 31, 2020 and 2019, respectively.

The principal balances of the November 19, 2019 convertible notes and the 2016 and 2017 convertible debentures totaling $2,442,875 were included in the Assumed Liabilities of the AHA Asset Purchase Agreement, as discussed in Note 1. Loss on extinguishment of debt of $167,797 was recorded for the debt discount balance on May 29, 2020.

Note 11 – Notes Payable

Notes payable consisted of the following at December 31, 2020 and 2019:

	2020	2019
Notes payable with maturities between six months and twelve months from the date of issuance with annual percentage interest rates between 24% and 31%	$1,765	$63,226
SBA Paycheck Protection Program note payable issued in April 2020 with a maturity date of October 2022 and interest rate of 1%	311,125	—
SBA Economic Injury Disaster Loan note payable issued in May 2020 with a maturity date of May 2051 and interest rate of 3.75%	150,000	—
Demand note payable issued to former officers of Qualmetrix, Inc. with an annual percentage interest rate of 8%	—	16,200
Note payable issued in June 2017 with a maturity date of June 2022 and effective interest rate of 10.66%	—	287,507
Total notes payable	462,890	366,933
Current portion	(312,890)	(366,933)
Total notes payable, net	$150,000	$—

Beginning in April 2018, the Company entered into a series of short-term notes with interest rates ranging from 24% to 31% per annum. Throughout the year ended December 31, 2020 the Company made average monthly principal and interest payments approximating $8,200 per month. The outstanding balance on the short-term notes at December 31, 2020 and 2019 was $1,765 and $63,226, respectively.

In October 2017, Qualmetrix entered into demand notes with its former Chief Executive Officer totaling $100,000. In January through April 2018, the Company issued additional notes to its former Chief Executive Officer totaling $92,000 maturing one year from the date of issuance. In April 2019, one of the notes was settled via a cash payment of interest and principal totaling $195,789. The outstanding balance of the note issued in January 2018 was $0 and $16,200 at December 31, 2020 and 2019, respectively and includes accrued interest of $1,200.

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

From the inception of the Revenue Loan in June 2017 through May 29, 2020 the Company has paid its monthly principal and interest payments based on the Tier 1 net cash receipts. Default interest on the Revenue Loan of $252,263 was recorded during the year ended December 31, 2020.

Principal on the Revenue Loan of $487,579, net of a $50,000 principal payment and the demand note payable of $15,000 and accrued interest of $1,600 were included in the Assumed Liabilities of the AHA Asset Purchase Agreement, as discussed in Note 1.

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

Under the terms of the loan, a portion or all of the loan is forgivable to the extent the loan proceeds are used to fund qualifying payroll, rent and utilities during a designated twenty-four week period. Payments are deferred until the SBA determines the amount to be forgiven. The Company has utilized the proceeds of the PPP loan in a manner which has enabled qualification as a forgivable loan. However, no assurance can be provided that all or any portion of the PPP loan will be forgiven. The balance on this PPP loan was $333,125 as of December 31, 2020 and has been classified as a long-term liability in notes payable, less current portion on the accompanying consolidated balance sheets.

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

On August 12, 2020, the Company sold 190,476 restricted shares of common stock valued at $0.63 per share to 5 directors and an investor for proceeds of $120,000.

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

Note 13 - Income Taxes

Prior to March 1, 2019, the Company operated as a Limited Liability Company (“LLC”). Taxable income and losses of an LLC are passed through to its members and there is no entity level tax.

The reconciliation between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense (benefit) is as follows:

	Years Ended
	December 31,
	2020	2019
Statutory U.S. federal income tax rate	21.0%	21.0%
State income taxes, net of federal income tax benefit	(0.3)%	0.0%
Tax effect of expenses that are not deductible for income tax purposes	(13.8)%	(8.3)%
Change in Valuation Allowance	(14.0)%	(12.7)%
Effective tax rate	(7.1)%	0.0%

At December 31, the significant components of the deferred tax assets (liabilities) are summarized below:

	2020	2019
Deferred Tax Assets:
Net Operating Losses	$1,374,283	$1,043,303
Stock-based compensation	467,233	—
Total deferred tax assets	1,841,516	1,043,303

Deferred Tax Liabilities	—	—
Valuation Allowance	(1,841,516)	(1,043,303)
Net deferred tax assets	$—	$—

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

Due to the changes in ownership of the Company in connection with the reverse merger referred to in Note 1, pre-merger federal and state net operating loss carryforwards of $4.5 million and $5.5 million (computed in accordance with IRS section 382) have been reduced. These NOLs begin to expire in 2029.   In addition, losses incurred from the date of the merger to December 31, 2020 are available to reduce future taxable income. In assessing the realization of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Based on the assessment, management has established a full valuation allowance against all of the deferred tax assets for every period because it is more likely than not that all of the deferred tax assets will not be realized.

In accordance with ASC 740, a valuation allowance must be established if it is more likely than not that the deferred tax assets will not be realized. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, the Company’s most recent results of operations and expected future profitability. Based on the Company’s cumulative losses in recent years, a full valuation allowance against the Company’s deferred tax assets as of December 31, 2020 and 2019 has been established as Management believes that the Company will more likely than not realize the benefit of those deferred tax assets. Therefore, no tax provision has been recorded for the years ended December 31, 2020 and 2019.

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

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (CARES Act) was enacted in response to the COVID-19 pandemic. The CARES Act, among other things, permits NOL carryovers and carrybacks to offset 100% of taxable income for taxable years beginning before 2021. In addition, the CARES Act allows NOL’s incurred in 2018, 2019, and 2020 to be carried back to each of the five preceding taxable years to generate a refund of previously paid income taxes. The Company is currently evaluating the impact of the CARES Act, but at present does not expect that the NOL carryback provision of the CARES Act would result in a material cash benefit to us.

Note 14 – Concentrations and Credit Risk

Sales and Accounts Receivable

The Company had sales to two customers which accounted for approximately 14% and 10%, respectively of total sales for the year ended December 31, 2020. The two customers accounted for less than 10%, respectively of accounts receivable at December 31, 2020.

The Company had sales to two customers which accounted for approximately 19% and 12%, respectively of total sales for the year ended December 31, 2019. The two customers accounted for less than 10%, respectively of accounts receivable at December 31, 2019.

Cash

Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. Cash balances could exceed insured amounts at any given time, however, the Company has not experienced any such losses. The Company did not have any interest-bearing accounts at December 31, 2020 and 2019, respectively.

Note 15 - Related Party Transactions

Due to Related Parties

Due to related parties with a balance of $30,000 and $128,477 at December 31, 2020 and 2019, respectively, does not bear interest and is payable on demand. A shareholder and former officer made a $30,000 non-interest bearing loan to the Company on December 31, 2020, which was repaid with common stock on January 28, 2021. The Company’s former subsidiary, Arcmail owed amounts on a credit card that is guaranteed by the husband of the Company’s Chief Financial Officer, who was held personally responsible by the credit card company for the unpaid balance. The balance of $128,477 was included in the Assumed Liabilities of the AHA Asset Purchase Agreement.

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

Note 17 – Subsequent Events

The Company evaluated its December 31, 2020 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued.

Business Acquisitions

Merger With AHP Management Inc.

On February 25, 2021, Clinigence Holdings, Inc., a Delaware corporation (“Parent” or the “Company”), AHP, Inc., a California corporation (“AHP”), AHP Acquisition Corp., a Delaware corporation, a wholly owned subsidiary of Parent (“Merger Sub”), and Robert Chan (the “Shareholders’ Representative”) entered into an agreement and plan of merger (the “AHP Merger Agreement”). The transactions contemplated by the AHP Merger Agreement were consummated on February 26, 2021 (the “AHP Closing”).

The AHP Merger Agreement provided for the merger of Merger Sub with and into AHP, hereafter referred to as the “AHP Acquisition.” As a result of the Acquisition, Merger Sub ceased to exist, and AHP became the surviving corporation and a direct wholly owned subsidiary of Clinigence, and the former stockholders of AHP (the “AHP Stockholders”) have a direct equity ownership in Clinigence. Merger Sub was renamed AHP Management Inc. Merger Sub was originally incorporated in Delaware on January 26, 2021 and had no operating activity prior to the reported transaction.

AHP is a privately held company with controlling interest in its’ affiliate Associated Hispanic Physicians of Southern California IPA, a California Medical corporation, (“AHPIPA”). A key term of the AHP Merger Agreement is that at Closing, AHP Management Inc entered into a Management Services Agreement with AHPIPA (the “Management Services Agreements”) making AHPIPA a Variable Interest Entity (VIE) of Clinigence.

Merger With Accountable Healthcare America, Inc.

On February 25, 2021, Clinigence Holdings, Inc., a Delaware corporation (“Parent” or the “Company”), Accountable Healthcare America, Inc., a Delaware corporation (“AHA”), and AHA Acquisition Corp., a Delaware corporation, a wholly owned subsidiary of Parent (“Merger Sub”) entered into an agreement and plan of merger (the “AHA Merger Agreement”). The transactions contemplated by the AHA Merger Agreement were consummated on February 26, 2021 (the “AHA Closing”).

The AHA Merger Agreement provided for the merger of Merger Sub with and into AHA, hereafter referred to as the “AHA Acquisition.” As a result of the Acquisition, Merger Sub ceased to exist, and AHA became the surviving corporation and a direct wholly owned subsidiary of Clinigence, and the former stockholders of AHA (the “AHA Stockholders”) have a direct equity ownership in Clinigence. Merger Sub was renamed Accountable Healthcare America, Inc. Merger Sub was originally incorporated in Delaware on January 2, 2020 and had no operating activity prior to the reported transaction.

Pursuant to the AHP Merger Agreement, at the Closing, the former AHP Stockholders were entitled to receive 19,000,000 Company Shares, inclusive of outstanding AHP options and warrants assumed by the Company, which constitutes 45% of the outstanding Company Shares on a fully diluted basis inclusive of outstanding options and warrants. For each share of AHP Shares, each former AHP Stockholder was entitled to receive 19,000,000 shares of Company Shares. Pursuant to the AHA Merger Agreement, at the Closing, the former AHA Stockholders were entitled to receive 14,800,000 Company Shares, inclusive of certain outstanding AHA options and warrants assumed by the Company, which constitutes 35% of the outstanding Company Shares on a fully diluted basis inclusive of outstanding options and warrants.

On January 28, 2021, the Company issued 1,225,000 options to officers and directors for services in connection with the AHP and AHA acquisitions.

On January 28, 2021, the Company issued 228,721 common shares to officers and employees for deferred salaries and bonuses and reimbursed expenses, including 153,606 common shares issued to directors and officers.

Financing Transaction

On February 25, 2021, the Company received loan proceeds of $260,088 pursuant to the U.S. Small Business Administration (“SBA”) COVID-19 Paycheck Protection Program (PPP). Under the terms of this program, loan proceeds may be forgiven if used for payroll costs, rent, utilities, and other operating expenses within 24 weeks of receipt.

