Form 10-Q
period 2021-03-31
Clinigence Holdings, Inc.
filed 2021-05-24
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2021.

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

Yes ☐  No ☒

As of May 24, 2021, there were 40,819,284 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding.

1

Clinigence Holdings, Inc.
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

CLINIGENCE HOLDINGS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2021	2020
ASSETS
Current assets
Cash	$3,741,458	$26,931
Accounts receivable	346,988	18,283
Prepaid expenses and other current assets	69,208	111,842
Total current assets	4,157,654	157,056

Long-term assets
Property and equipment, net	11,337	12,391
Investment in ACMG	7,134,000	—
Intangible assets, net	9,653,956	—
Goodwill	54,978,298	—
Deposits and other assets	410	410
Total assets	$75,935,655	$169,857

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$4,336,217	$695,424
Customer deposits	12,000	38,651
Accrued interest on notes payable	202,247	—
Due to related parties	128,176	30,000
Deferred revenue	53,837	76,687
Current portion of convertible notes payable	825,000	—
Current portion of notes payable	1,384,637	312,890
Total current liabilities	6,942,114	1,153,652

Long-term liabilities
Deferred tax liabilities	2,429,500	—
Notes payable	300,000	150,000
Total liabilities	49,671,614	1,303,652

Stockholders' equity (deficiency)
Preferred stock, $.001 par value; authorized - 100,000,000 shares; issued and outstanding - 0 shares in 2020 and 2019, respectively	—	—
Common stock, $.001 par value; authorized - 800,000,000 shares; 39,270,648 and 5,282,545 shares issued and outstandingas of March 31, 2021 and December 31, 2020, respectively	39,271	5,282
Additional paid-in capital	88,927,872	17,079,885
Accumulated deficit	(22,663,521)	(18,218,962)
Noncontrolling interest	(39,581)	—
Total stockholders' equity (deficiency)	66,264,041	(1,133,795)
Total liabilities and stockholders' equity (deficiency)	$75,935,655	$169,857

See accompanying notes to the consolidated financial statements.

CLINIGENCE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2021	2020
Sales	$2,014,345	$465,630
Cost of sales	1,587,473	199,128
Gross profit	426,872	266,502

Operating expenses
Research and development	76,720	114,879
Sales and marketing	9,739	121,180
General and administrative expenses	4,426,292	836,052
Amortization	64,044	134,306
Total operating expenses	4,576,795	1,206,417

Loss from operations	(4,149,923)	(939,915)
Other income (expenses)
Interest income	114	—
Interest expense	(334,331)	(64,993)
Total other income (expenses)	(334,217)	(64,993)

Loss from continuing operations	(4,484,140)	(1,004,908)
Loss from discontinued operations (including gain on disposal of $142,027 for the three months ended March 31, 2020)	—	(117,822)
Net loss	(4,234,140)	(1,122,730)
Net loss attributable to noncontrolling interest	(39,581)	—
Net loss attributable to Clinigence Holdings, Inc.	$(4,444,559)	$(1,122,730)

Basic and fully diluted income (loss) per common share:
Continuing operations	$(.24)	$(.25)
Discontinued operations	—	.01
Net income (loss) per common share	$(.24)	$(.24)

Weighted average common shares outstanding - basic and fully diluted	18,571,298	4,649,179

See accompanying notes to the consolidated financial statements.

CLINIGENCE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY
THREE MONTHS ENDED MARCH 31, 2021 AND 2020
(UNAUDITED)

	Common stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Totals
Balances, December 31, 2020	5,282,545	$5,282	$17,079,885	$(18,218,962)	$—	$—	$(1,133,795)
Stock-based compensation	978,721	979	3,881,658	—		—	3,882,637
Common stock issued in business acquisitions	33,009,382	33,010	67,966,329	—		—	67,999,339
Net loss				(4,444,559)	(39,581)		(4,484,140)
Balances, March 31, 2021	39,270,648	$39,271	$88,927,872	$(22,413,521)	$(39,581)	$—	$66,264,041

Balances, December 31, 2019	4,649,179	$4,649	$14,422,579	$(12,568,795)	$—	$—	$1,858,433
Stock-based compensation	—	—	848,778	—		—	848,778
Purchase of treasury stock	—	—	—	—		(1,170)	(1,170)
Net loss				(1,122,730)			(1,122,730)
Balances, March 31, 2020	4,649,179	$4,649	$15,271,357	$(13,691,525)	$—	$(1,170)	$1,583,311

See accompanying notes to the consolidated financial statements.

CLINIGENCE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,484,140)	$(1,122,730)
(Income) loss from discontinued operations	—	(39,752)
Net loss from continuing operations	(4,484,140)	(1,162,482)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,054	5,101
Amortization	64,044	47,114
Non cash interest expense	476,619	159,160
Stock-based compensation expense	3,852,637	848,778
Changes in operating assets and liabilities:
Accounts receivable	(59,390)	32,142
Prepaid expenses and other current assets	70,912	26,455
Deposits and other assets	—	(410)
Accounts payable and accrued expenses	(439,298)	(739,155)
Customer deposits	(26,651)	—
Lease liability	—	(12,039)
Deferred revenue	(22,850)	(77,656)
NET CASH USED IN OPERATING ACTIVITIES	(567,063)	(872,992)

CASH FLOWS FROM INVESTING ACTIVITIES:
Preacquisition loans from subsidiary	85,000	—
Cash acquired from acquisition of subsidiary	3,803,267	—
Net cash provided by continuing investing activities	3,888,267	—
Net cash used in discontinued investing activities	—	(2,656)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,888,267	(2,656)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from notes payable	410,088	—
Payments on notes payable	(16,765)	(20,877)
Net cash provided by (used in) continuing financing activities	393,323	(20,877)
Net cash used in discontinued financing activities	—	(1,170)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	393,323	(22,047)

NET INCREASE (DECREASE) IN CASH	3,714,527	(897,695)
CASH - BEGINNING OF PERIOD	26,931	1,065,434
CASH - END OF PERIOD	$3,741,458	$167,739

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$11,127	$5,655

Non-cash investing and financing activities:
Treasury stock acquired in sale of discontinued operations	$—	$1,170
Common stock issued for acquisition of subsidiaries	67,999,339	—
Related party loans converted to common stock	30,000	—
Notes payable converted to accounts payable	228,518	—
Deferred tax liability recorded on intangible assets	2,429,500	—

See accompanying notes to the consolidated financial statements.

CLINIGENCE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2021 and 2020

Note 1 - Organization and Basis of Presentation

The consolidated financial statements presented are those of Clinigence Holdings, Inc., formerly known as iGambit Inc., (the “Company”) and its wholly-owned subsidiaries, Accountable Healthcare America, Inc. (“AHA”), AHP Management, Inc. (“AHP”), Clinigence Health, Inc. (“Clinigence”) and HealthDatix, Inc. (“HealthDatix”). The Company’s name was changed to Clinigence Holdings, Inc. on October 29, 2019 in connection with a reverse merger. In October 2018, Clinigence was incorporated as a wholly-owned subsidiary of Clinigence LLC. The Company is a population health analytics company that provides turnkey SaaS solutions that enable connected intelligence across the care continuum by transforming massive amounts of data into actionable insights. The Company’s solutions help healthcare organizations throughout the United States improve the quality and cost-effectiveness of care, enhance population health management and optimize provider networks. The Company enables risk-bearing healthcare organizations achieve their objectives on the path to value-based care. The Company’s platform automatically extracts and delivers targeted data insights from its cloud-based analytics engine directly to the workflows and technologies of its customers. This enhances end-user workflows with actionable analytics, seamlessly delivers data from disparate sources to the point of engagement, automates the delivery of data to ensure on-time access, and reduces dependency on non-essential applications from the end-user’s workflow. All of this allows the healthcare organization to enable population health management, manage cost and utilization, improve quality, identify gaps in care, risk stratify and target patients, increase collaboration among providers and to optimize network provider performance.

AHA was organized to acquire a series of companies providing a broad array of health and managed care services to Medicare members. AHA’s initial focus is on acquiring Accountable Care Organizations (“ACO’s”), Managed Service Organizations (“MSO’s”) and Primary Care Physician Practices (“PCP’s”) with significant numbers of Medicare members.

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2020, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 5, 2021.

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

Some states have laws that prohibit business entities with non-physician owners from practicing medicine, which are generally referred to as the corporate practice of medicine laws. States that have corporate practice of medicine laws require only physicians to practice medicine, exercise control over medical decisions or engage in certain arrangements with other physicians, such as fee-splitting. California is a corporate practice of medicine state.

AHP was a privately held company with controlling interest in its’ affiliate Associated Hispanic Physicians of Southern California IPA, a California Medical corporation, (“AHPIPA”). A key term of the AHP Merger Agreement is that at Closing, AHP Management Inc entered into a Management Services Agreement with AHPIPA (the “Management Services Agreements”) making AHPIPA a Variable Interest Entity (VIE) of Clinigence.

Therefore, we mainly operate by maintaining a long-term MSA with our affiliated AHPIPA, which are owned and operated by a network of independent primary care physicians and specialists, and which employ or contract with additional physicians to provide medical services. Under such agreements, we provide and perform non-medical management and administrative services, including financial management, information systems, marketing, risk management and administrative support.

AHP has entered into an MSA with AHPIPA., AHPIPA contracts with various HMOs or licensed health care service plans, each of which pays a fixed capitation payment. In return, AHPIPA arranges for the delivery of health care services by contracting with physicians or professional medical corporations for primary care and specialty care services. AHPIPA assumes the financial risk of the cost of delivering health care services in excess of the fixed amounts received. The risk is subject to stop-loss provisions in contracts with HMOs. Some risk is transferred to the contracted physicians or professional corporations. The physicians in the IPA are exclusively in control of, and responsible for, all aspects of the practice of medicine for enrolled patients. In accordance with relevant accounting guidance, (see Note 10) AHPIPA has been determined to be a VIE of AHP, as AHP is its primary beneficiary with the ability, through majority representation on the AHPIPA Board and otherwise, to direct the activities (excluding clinical decisions) that most significantly affect AHIPIPA's economic performance. Therefore, AHPIPA is consolidated in the accompanying financial statements.

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

Pursuant to the AHP Merger Agreement, at the Closing, the former AHP Stockholders were entitled to receive 19,000,000 Company Shares valued at $2.06 per share, inclusive of outstanding AHP options and warrants assumed by the Company, which constitutes 45% of the outstanding Company Shares on a fully diluted basis inclusive of outstanding options and warrants. For each share of AHP Shares, each former AHP Stockholder was entitled to receive 19,000,000 shares of Company Shares valued at $2.06 per share. Pursuant to the AHA Merger Agreement, at the Closing, the former AHA Stockholders were entitled to receive 14,009,388 Company Shares, inclusive of certain outstanding AHA options and warrants assumed by the Company, which constitutes 35% of the outstanding Company Shares on a fully diluted basis inclusive of outstanding options and warrants.

The following table presents the preliminary allocation of the value of the common shares issued for AHA to the acquired identifiable assets, liabilities assumed and goodwill:

Fair Value
Cash	$697,191
Other current assets	2,100
Investment in ACMG	7,134,000
PHP technology	2,729,000
Loan to Clinigence	85,000
Accounts payable	(1,143,106)
Due to related party	(128,176)
Notes payable	(1,056,942)
Convertible notes payable	(575,000)
Goodwill	21,115,272
Purchase price	$28,859,339
8

The following table presents the preliminary allocation of the value of the common shares issued for AHP to the acquired identifiable assets, liabilities assumed and goodwill:

Fair Value
Cash	$3,105,877
Accounts receivable	269,315
Deposits and other assets	26,178
Member relationships	6,444,000
Trademarks	545,000
Accounts payable	(2,683,896)
Goodwill	31,433,526
Purchase price	$39,140,000

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

The components of loss from discontinued operations presented in the consolidated statements of operations for the three months ended March 31, 2021 are presented as follows:

Sales	$5,958
Cost of sales	(6,795)
General and administrative expenses	(101,100)
Depreciation and amortization	(75)
Interest expense	(263)
Loss from operations	(102,275)
Gain on disposal of HealthDatix	142,027
Income from discontinued operations	$39,752

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Clinigence Health, Inc., Accountable Healthcare America Inc., AHP Management Inc., and HealthDatix Inc.  All intercompany accounts and transactions have been eliminated.

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

Variable Interest Entities

On an ongoing basis, as circumstances indicate the need for reconsideration, the Company evaluates each legal entity that is not wholly-owned by the Company in accordance with the consolidation guidance. The evaluation considers all of the Company’s variable interests, including equity ownership, as well as management services agreements. To fall within the scope of the consolidation guidance, an entity must meet both of the following criteria:

•	The entity has a legal structure that has been established to conduct business activities and to hold assets; such entity can be in the form of a partnership, limited liability company, or corporation, among others; and
•	The Company has a variable interest in the legal entity – i.e., variable interests that are contractual, such as equity ownership, or other financial interests that change with changes in the fair value of the entity’s net assets.

If an entity does not meet both criteria above, the Company applies other accounting guidance, such as the cost or equity method of accounting. If an entity does meet both criteria above, the Company evaluates such entity for consolidation under either the variable interest model if the legal entity meets any of the following characteristics to qualify as a VIE, or under the voting model for all other legal entities that are not VIEs.

A legal entity is determined to be a VIE if it has any of the following three characteristics:

1.	The entity does not have sufficient equity to finance its activities without additional subordinated financial support;
2.	The entity is established with non-substantive voting rights (i.e., where the entity deprives the majority economic interest holder(s) of voting rights); or
3.	The equity holders, as a group, lack the characteristics of a controlling financial interest. Equity holders meet this criterion if they lack any of the following:

a. The power, through voting rights or similar rights, to direct the activities of the entity that most significantly influence the entity’s economic performance, as evidenced by:

i. Substantive participating rights in day-to-day management of the entity’s activities; or

ii. Substantive kick-out rights over the party responsible for significant decisions;

iii. The obligation to absorb the entity’s expected losses; or

iv. The right to receive the entity’s expected residual returns.

If the Company determines that any of the three characteristics of a VIE are met, the Company will conclude that the entity is a VIE and evaluate it for consolidation under the variable interest model.

Variable interest model

If an entity is determined to be a VIE, the Company evaluates whether the Company is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and economics. The Company consolidates a VIE if both power and benefits belong to the Company – that is, the Company (i) has the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power), and (ii) has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE (benefits). The Company consolidates VIEs whenever it is determined that the Company is the primary beneficiary. Refer to Note 17 – “Variable Interest Entities (VIEs)” to the consolidated financial statements for information on the Company’s consolidated VIEs. If there are variable interests in a VIE but the Company is not the primary beneficiary, the Company may account for the investment using the equity method of accounting.

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

AHA’s performance obligation is to manage ACO participants who provide healthcare services to CMS’s members for the purpose of generating shared savings. If achieved, the Company receives shared savings payments from CMS, which represents variable consideration. The shared savings payments are recognized using the most likely methodology. However, as the Company does not have sufficient insight from CMS into the financial performance of the shared risk pool because of unknown factors related to shifting patient count, risk adjustment factors and benchmark adjustments, among other factors, an estimate cannot be developed. Therefore, these amounts are considered to be fully constrained and only recorded in the months when such payments are known and/or received. The Company generally receives payment within ten months after the fiscal year-end.

AHP negotiates fixed per-member, per-month (PMPM) rates (Capitation) with third-party insurers for a fixed period of time. The IPA recognizes capitation payments received in advance from third-party insurers as revenue on a monthly basis without regard to the frequency, extent, or nature of the medical services actually furnished.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $9,739 and $26,789 were charged to operations for the three months ended March 31, 2021 and 2020, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. The Company does not have any cash equivalents as of March 31, 2021 and December 31, 2020. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured.

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

Office equipment and fixtures	5 - 7 years
Computer hardware	5 years
Computer software	3 years
Development equipment	5 years

Amortization

Intangible assets are amortized using the straight line method over the estimated lives of the respective assets as follows:

Population Health Platform technology	11 years
Member relationships	15 years
Trademarks	6 years

Goodwill

Goodwill represents the excess of assets acquired over liabilities assumed of AHA and AHP and the fair market value of the common shares issued by the Company for the acquisition of AHA and AHP. In accordance with ASC Topic No. 350 “Intangibles – Goodwill and Other”), the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test, and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified. No impairment was recorded during the three months ended March 31, 2021.

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

Deferred Revenue

Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s support and maintenance services, the Company recognizes such revenues when services are completed and billed. The Company has received deposits from its various customers that have been recorded as deferred revenue and presented as current liabilities in the amount of $53,837 and $76,687 as of March 31, 2021 and December 31, 2020, respectively.

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

Note 4 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has an accumulated deficit of $22,663,521, and a working capital deficit of $2,784,460 at March 31, 2021. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for the next twelve months from the date that the financial statements are issued.  Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to attain funding to secure additional resources to generate sufficient revenues and increased margin, which without these represent the principal conditions that raise substantial doubt about our ability to continue as a going concern.

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

Note 5 – Property and Equipment

Property and equipment are carried at cost and consist of the following at March 31, 2021 and December 31, 2020:

	2021	2020
Office equipment and fixtures	$5,300	$5,300
Computer hardware	41,065	41,065
Computer software	16,121	16,121
Less: Accumulated depreciation	51,149	50,095
	$11,337	$12,391

Depreciation expense of $1,054 and $5,101 was charged to operations for the three months ended March 31, 2021 and 2020, respectively.

Note 6 – Intangible Assets

The following tables provide detail associated with the Company’s acquired identifiable intangible assets:

	As of March 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Amortized intangible assets:
Member relationships	$6,444,000	$(35,800)	$6,408,200	15
Trademarks	545,000	(7,570)	537,430	6
PHP technology	2,729,000	(20,674)	2,708,326	11
Total	$9,718,000	$(64,044)	$9,653,956

Aggregate Amortization Expense:
For the three months ended March 31, 2021	$64,044

Note 7 – Investment in ACMG

In connection with the acquisition of Accountable Care Medical Group of Florida, Inc. (“ACMG”), AHA defaulted on its payment obligations of $15,000,000 by the extended payment due date of November 15, 2020. Accordingly, AHA was required to return 71% of its ownership to the shareholders of ACMG in full settlement of the default. Consequently, AHA deconsolidated its reporting of ACMG. The Company recognized that AHA held a non-controlling 29% equity ownership interest in ACMG as of February 28, 2021 that was required to be measured at fair value. The Company determined through the services of an independent valuation under ASC 805 using an income approach, market approach, and asset-based approach that the fair value of its 29% equity ownership interest in ACMG is $7,134,000.

Note 8 - Earnings (Loss) Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants, and convertible debt have not been included in the computation of diluted net loss per share for the three months ended March 31, 2021 and 2020 as the result would be anti-dilutive.

	Three Months Ended
	March 31,
	2021	2020
Stock options	2,890,431	672,758
Stock warrants	6,092,386	1,065,251
Total shares excluded from calculation	8,982,817	1,738,009

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

Stock option activity during the three months ended March 31, 2021 and 2020 follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2019	48,854	$5.11	8.05
Options granted	628,678	1.28
Options expired	(400)	0.01
Options cancelled	(4,374)	5.56
Options outstanding at March 31, 2020	672,758	$1.70	9.02
Options outstanding at December 31, 2020	1,174,814	$1.61	8.11
Options granted	1,225,000	1.61
Options assumed in merger	490,617	2.00
Options outstanding at March 31, 2021	2,890,431	$1.68	7.64

Options outstanding at March 31, 2021 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
August 5, 2019	40,480	40,480	$5.56	August 5, 2029
October 29, 2019	3,600	3,600	$0.0725	June 6, 2027
January 27, 2020	307,884	307,884	$1.50	January 27, 2030
January 27, 2020	225,000	225,000	$1.50	January 27, 2027
February 29, 2020	95,794	95,794	$1.25	February 28, 2030
May 11, 2020	380,000	380,000	$1.50	May 11, 2027
June 30, 2020	122,056	122,056	$1.45	June 30, 2030
January 28, 2021	1,000,000	1,000,000	$1.61	January 28, 2031
January 28, 2021	225,000	225,000	$1.61	January 28, 2028
February 25, 2021	290,617	290,617	$2.00	March 15, 2025
February 25, 2021	200,000	200,000	$2.00	February 25, 2031
Total	2,890,431	2,890,431

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

Warrant activity during the three months ended March 31, 2021 and 2020 follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2019	1,065,251	$6.04	5.17
No warrant activity	—	—
Warrants outstanding at March 31, 2020	1,065,251	$6.04	4.92
Warrants outstanding at December 31, 2020	557,873	$6.77	3.79
Warrants assumed in merger	5,534,513	—
Warrants outstanding at March 31, 2021	6,092,386	$2.27	4.52

Warrants outstanding at March 31, 2021 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
March 21, 2019	96,433	96,433	$6.67	December 31, 2024
April 30, 2019	3,598	3,598	$6.67	December 31, 2024
May 13, 2019	14,393	14,393	$6.67	December 31, 2024
May 28, 2019	199,703	199,703	$6.67	December 31, 2024
June 5, 2019	7,197	7,197	$6.67	December 31, 2024
June 25, 2019	208,361	208,361	$6.67	December 31, 2024
September 6, 2019	25,188	25,188	$6.67	December 31, 2024
October 29, 2019	1,500	1,500	$25.00	February 5, 2023
October 29, 2019	1,500	1,500	$25.00	April 27, 2023
February 25, 2021	1,666,573	1,666,573	$1.55	October 31, 2025
February 25, 2021	48,750	48,750	$1.25	October 31, 2025
February 25, 2021	500,000	500,000	$4.00	February 26, 2026
February 25, 2021	625,000	625,000	$2.00	November 1, 2025
February 25, 2021	2,694,190	2,694,190	$1.55	July 31, 2026
Total	6,092,386	6,092,386

Note 10 – Convertible Notes Payable

Convertible notes payable consisted of the following at March 31, 2021 and December 31, 2020:

	2021	2020
Notes payable convertible into Clinigence common shares at $1.55 per share; bearing interest at a rate of 10%; net of debt premium of $250,000 and $0, respectively; maturing in July 2022	$250,000	$—
Note payable convertible into Clinigence common shares bearing interest at a rate of 12%	575,000
Total convertible notes payable	825,000	—
Current portion	(825,000)	—
Total convertible notes payable, net	$—	$—

Included in the liabilities assumed in the AHA merger are convertible promissory notes to various individuals totaling $250,000 at March 31, 2021. The face value of the notes at issuance was $7,565,375. The noteholders were granted warrants to purchase the Company’s common stock at $1.55 per share in an amount equal to 50% of the shares to be received upon conversion of the Note.

The notes are required to be repaid at 120% of principal due at maturity if the debt is not paid by maturity. The debt premium of $7,675,375 is being accreted over 20 months. The accreted balance as of March 31, 2021 is $250,000.

At the time of issuance of these notes based on independent valuation, debt discounts were calculated and allocated based on the relative values of $2,658,960 for the value of the warrants and $4,906,415 related to a beneficial conversion feature. The total debt discount of $3,703,134 is being accreted over 20 months. The accreted balance as of March 31, 2021 is $1,086,095.

Included in the liabilities assumed in the AHA merger are convertible promissory notes to an individual investor totaling $575,000 at March 31, 2021. The note was entered into on August 25, 2020 and was convertible into AHA’s common stock contingent upon a merger transaction with a SPAC, which did not close. Under an Agreement with the investor signed on April 20, 2021, the Note was deemed to mature as of December 31, 2020 and accrued penalty interest was assessed through April 15, 2021 when the Note (including accrued interest) was converted into 625,313 shares of Clinigence common stock consisting of principal of $575,000 and penalty interest of $50,313, valued at $1.00 per share.

Note 11 – Notes Payable

Notes payable consisted of the following at March 31, 2021 and December 31, 2020:

	2021	2020

Notes payable with maturities between six months and twelve months from the date of issuance with annual percentage interest rates between 24% and 31%	$—	$1,765
SBA Paycheck Protection Program notes payable issued in April 2020 and February 2021 with maturity dates through August 2023 and interest rate of 1%	743,213	311,125
SBA Economic Injury Disaster Loan notes payable issued in May 2020 with a maturity date of May 2051 and interest rate of 3.75%	300,000	150,000
Note payable with a maturity date of January 31, 2023 and interest rate of 12.9%	641,424	—
Total notes payable	1,684,637	462,890
Current portion	(1,384,637)	(312,890)
Total notes payable, net	$300,000	$150,000

Beginning in April 2018, the Company entered into a series of short-term notes with interest rates ranging from 24% to 31% per annum. Throughout the year ended December 31, 2020 the Company made average monthly principal and interest payments approximating $8,200 per month. The outstanding balance on the short-term notes at March 31, 2021 and December 31, 2020 was $0 and $1,765, respectively.

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

On May 22, 2020, the Company received loan proceeds of $150,000 pursuant to the U.S. Small Business Administration (“SBA”) COVID-19 Economic Injury Disaster Loan (EIDL) program.  Under the terms of the loan, Borrower must pay principal and interest payments of $731.00 every month beginning Twenty four (24) months from the date of the Note. The SBA will apply each installment payment first to pay interest accrued to the day the SBA receives the payment and will then apply any remaining balance to reduce principal. All remaining principal and accrued interest is due and payable Thirty (30) years from the date of the Note. Borrower may prepay this Note in part or in full at any time, without notice or penalty. AHA’s SBA loan of $150,000 was assumed in the merger transaction under the same terms.

On April 21, 2020, the Company received a loan in the amount of $333,125 under the Payroll Protection Program (“PPP Loan”). On February 25, 2021, the Company received a second PPP loan of $260,088. The loans accrue interest at a rate of 1% and has an original maturity date of two years which can be extended to five years by mutual agreement of the Company and SBA.  The PPP loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties.

Under the terms of the loan, a portion or all of the loan is forgivable to the extent the loan proceeds are used to fund qualifying payroll, rent and utilities during a designated twenty-four week period. Payments are deferred until the SBA determines the amount to be forgiven. The Company has utilized the proceeds of the PPP loan in a manner which has enabled qualification as a forgivable loan. However, no assurance can be provided that all or any portion of the PPP loans will be forgiven. AHA’s PPP loan of $172,000 was assumed in the merger transaction under the same terms. The balance on the PPP loans was $743,213 and $311,125 as of March 31, 2021 and December 31, 2020, respectively and has been classified as a long-term liability in notes payable, less current portion on the accompanying consolidated balance sheets.

The Company assumed a note payable in the AHA merger transaction that AHA entered into with an individual investor on October 24, 2019. AHA issued a note with a principal amount of $700,000 and a six-year warrant to purchase an aggregate 625,000 shares at a purchase cost $50,000 of AHA’s common stock at an exercise price of $2.00 per share, in exchange for $750,000 of total cash proceeds. The Note bears interest at 12.9% and is subject to optional prepayment by the Company. The Note matured on April 29, 2021.

Effective February 1, 2021, and Amended and Restated Note was entered into in which the principal amount increased to $840,000 (original Note plus the principal amount of Series D Convertible Shares owned by the Investor) which bears interest at 12.9% and matures on January 31, 2023. The balance of the note payable was $641,424 at March 31, 2021.

Note 12 – Stock Transactions

Common Stock Issued

In connection with the acquisition of AHA the Company issued 14,009,388 common shares valued at $2.06 per share to the shareholders of AHA on February 25, 2021.

In connection with the acquisition of AHP the Company issued 19,000,000 common shares valued at $2.06 per share to the shareholders of AHP on February 25, 2021.

In connection with the AHA and AHP acquisitions, the Company issued 750,000 common shares valued at $2.06 per share for consulting services on February 25, 2021.

On January 28, 2021, the Company issued 228,721 common shares to officers and employees for deferred salaries and bonuses and reimbursed expenses, including 153,606 common shares issued to directors and officers, valued at $.65 per share.

Note 13 - Income Taxes

A full valuation allowance was recorded against the Company’s net deferred tax assets. A valuation allowance must be established if it is more likely than not that the deferred tax assets will not be realized. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, the Company’s most recent results of operations and expected future profitability. Based on the Company’s cumulative losses in recent years, a full valuation allowance against the Company’s deferred tax assets has been established as Management believes that the Company will not realize the benefit of those deferred tax assets. A deferred tax liability of $2,429,500 was recorded as of March 31, 2021 for the intangible assets acquired from AHA and AHP.

Note 14 – Concentrations and Credit Risk

Sales and Accounts Receivable

No customer accounted for 10% or more of sales for the three months ended March 31, 2021.

The Company had sales to one customer which accounted for approximately 11% of total sales for the three months ended March 31, 2020. The customer accounted for less than 10% of accounts receivable at March 31, 2020.

Cash

Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. Cash balances could exceed insured amounts at any given time, however, the Company has not experienced any such losses. The Company did not have any interest-bearing accounts at March 31, 2021 and December 31, 2020, respectively.

Note 15 - Related Party Transactions

Due to Related Parties

Due to related parties with a balance of $128,176 and $30,000 at March 31, 2021 and December 31, 2020, respectively, does not bear interest and is payable on demand. The Company’s former subsidiary, Arcmail owed amounts on a credit card that is guaranteed by the husband of the Company’s Chief Financial Officer, who was held personally responsible by the credit card company for the unpaid balance. The balance of $128,176 was included in the assumed liabilities of the AHA merger transaction. A shareholder and former officer made a $30,000 non-interest bearing loan to the Company on December 31, 2020, which was repaid with common stock on January 28, 2021.

Note 16 – Commitments and Contingencies

Employment Arrangements With Executive Officers

The Company entered into 3-year employment agreements with Elisa Luqman and Dr. Lawrence Schimmel. Pursuant to the employment agreements with Ms. Luqman and Dr. Schimmel, each is entitled to receive a base annual salary of $150,000 and 180,000, respectively, during the term, which continue to be obligations of the Company at Closing. Dr. Hosseinion entered into a 5-year employment agreement with the Company which became effective at Closing and pursuant to which Dr. Hosseinion is entitled to receive a base salary of $250,000 during the term. AHP had entered into a 2-year employment agreement with Michael Bowen and a 5-year employment agreements with Fred Sternberg and Andrew Barnett. Pursuant to the employment agreements with Mr. Sternberg, Mr. Bowen, and Mr. Barnett, each is entitled to receive a base annual salary of $250,000, $150,000 and $250,000, respectively, during the term, which became obligations of the Company at Closing.

Pursuant to the employment agreements with the named officers, upon termination, each such individual would be entitled to receive payment of all salary and benefits accrued up to the termination date of his or her employment in all employment termination events. Thereafter, Ms. Luqman would be entitled to receive twelve (12) months of base salary as a severance payment, Dr. Schimmel would be entitled to receive twenty-four (24) months of base salary as a severance payment, Dr. Hosseinion would be entitled to receive twenty four (24) months of base salary as a severance payment, Mr. Sternberg would be entitled to receive twenty four (24) months of base salary as a severance payment Mr. Bowen would be entitled to receive twelve (12) months of base salary as a severance payment, and Mr. Barnett would each be entitled to the balance of the remaining months under his employment agreement of base salary as a severance payment, upon termination of his or her employment by the Company without cause or by such individual for good reason.

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

Note 17 - Variable Interest Entities (VIEs)

A VIE is defined as a legal entity whose equity owners do not have sufficient equity at risk, or, as a group, the holders of the equity investment at risk lack any of the following three characteristics: decision-making rights, the obligation to absorb losses, or the right to receive the expected residual returns of the entity. The primary beneficiary is identified as the variable interest holder that has both the power to direct the activities of the VIE that most significantly affect the entity’s economic performance and the obligation to absorb expected losses or the right to receive benefits from the entity that could potentially be significant to the VIE.

The Company follows guidance on the consolidation of VIEs that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. See Note 2 to the accompanying consolidated financial statements for information on how the Company determines VIEs and its treatment.

AHPIPA has been determined to be a VIE of AHP see Note 1) as AHP is its primary beneficiary with the ability, through majority representation on the AHPIPA Board and otherwise, to direct the activities (excluding clinical decisions) that most significantly affect AHIPIPA's economic performance. Therefore, AHPIPA is consolidated in the accompanying financial statements.

The following table includes assets that can only be used to settle the liabilities of AHPIPA and the creditors of AHPIPA have no recourse to the Company. These assets and liabilities are included in the accompanying consolidated balance sheets.

March 31,
2021
ASSETS
Current Assets
Cash and cash equivalents	$3,021,718
Accounts receivable	295,689
Prepaid expenses and other assets	17,010
Total Current Assets	3,334,417

Other Assets
Goodwill	31,433,526
Intangible assets, net	6,945,631
Total Other Assets	38,379,156

Total Assets	$41,713,573

Current Liabilities
Accounts payable and accrued expenses	$2,613,154

Total Liabilities	$2,613,154

Note 18 – Subsequent Events

The Company evaluated its March 31, 2021 condensed consolidated financial statements for subsequent events through the date the condensed consolidated financial statements were issued.

The Company evaluated its March 31, 2021 condensed consolidated financial statements for subsequent events through the date the condensed consolidated financial statements were issued.

Common Stock Issued

On April 15, 2021, a noteholder converted the outstanding principal and accrued interest on the note to 625,313 common shares, valued at $1.00 per share.

Subsequent to the end of the period through the date of the report, various noteholders converted $199,442 of principal to 128,672 shares of the Company’s common stock.

In May 2021, the Company sold 814,286 shares of common stock to various investors valued at $1.75 per share for proceeds of $1,221,429.

Effective May 14, 2021, the Company entered into a binding Letter of Intent (“LOI”) with Procare Health Inc. (“Procare”), a healthcare management services organization.

Pursuant to the LOI, the Company, subject to various conditions, shall issue approximately 759,036 newly issued shares of common stock (the “Purchase Price”) to the equity holders of Procare in exchange for 100% of the outstanding equity securities of Procare (the “Acquisition”). Procare will operate as a wholly owned subsidiary of Clinigence. .

In connection with the Acquisition, Mrs. Anh Nguyen will continue as President of Procare pursuant to a five-year employment agreement to be executed at closing of the Acquisition, which terms shall include an annual salary of $200,000. Additionally, Mrs. Nguyen will be entitled to(i) an annual cash payment of the percentage of the Procare net income above an increasing baseline amount (“Profit Share”). and(ii) additional shares of Clinigence common stock for new Procare business based upon 4 times Procare’s net income at year ended (the “New Business”). Any New Business shares issued will be calculated less the value of any Profit Share Mrs. Nguyen may have received for the New Business. Upon execution of the LOI, Mrs. Nguyen received a $50,000 signing bonus, which shall be held in Escrow until closing of the Acquisition

All current Procare employees will continue to be Procare employees for a minimum of five years from the date of the closing of the Acquisition.

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

Overview

The Company, together with our recent acquisitions of AHP Management, Inc. (“AHP”) and Accountable Healthcare America, Inc. (“AHA”) is a technology-enabled, risk-bearing population health management company that manages provider networks.

Headquartered in Fort Lauderdale, Florida, our subsidiaries include management services organizations (“MSOs”), affiliated independent practice associations (“IPAs”), and Clinigence Health, Inc., a healthcare information technology company providing a cloud-based platform that enables healthcare organizations to provide value-based care and population health management (PHM). AHP Management, Inc. (AHP) is the administrative and managerial services company for its affiliated variable interest entity (VIE), a physician-owned professional corporation that contracts with independent physicians to deliver medical services in-office and virtually under the Associated Hispanic Physicians of Southern California, Inc., a Professional Medical Corporation (“AHPIPA”). Based in Los Angeles, California, AHPIPA currently provides care for 22,065 patients, including approximately 1800 Medicare Advantage patients, through a network of 141 primary care physicians and 660 specialists. AHA currently has an investment in Accountable Care Medical Group of Florida, an accountable care organizations (“ACO”), with approximately 16,000 Medicare members through a network of over 65 providers.

Recent Developments

Merger with AHP Management Inc.

On February 25, 2021, the Company, AHP, Inc., a California corporation (“AHP”), AHP Acquisition Corp., a Delaware corporation, a wholly owned subsidiary of Parent (“Merger Sub”), and Robert Chan (the “Shareholders’ Representative”) entered into an agreement and plan of merger (the “AHP Merger Agreement”). The transactions contemplated by the AHP Merger Agreement were consummated on February 26, 2021 (the “AHP Closing”).

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

Key Financial Measures and Indicators

Operating Revenues

Our revenue primarily consists of capitation revenue and SaaS subscription services. The form of billing and related risk of collection for such services may vary by type of revenue and the customer.

Operating Expenses

Our largest expense is the patient care cost paid to contracted physicians, and the cost of providing management and administrative support services to our affiliated physician groups. These services include providing utilization and case management, physician practice billing, revenue cycle services, physician practice management, administrative oversight, coding services, and other consulting services.

Results of operation for the three months ended March 31, 2021 as compared to the three Months ended March 31, 2020.

CLINIGENCE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
THREE MONTHS ENDED MARCH 31,
(UNAUDITED)

	2021	2020	$ Change	% Change
Capitation revenue	$1,594,712		$1,594,712	100.00%
SaaS Revenue	419,633	465,630	(45,997)	-9.88%
	2,014,345	465,630	1,548,715	332.61%

Cost of sales	1,587,473	199,128	1,388,345	*

Gross profit	426,872	266,502	160,370	60.18%

Operating expenses
Research and development	76,720	114,879	(38,159)	-33.22%
Sales and marketing	9,739	121,180	(111,441)	-91.96%
General and administrative expenses	573,655	(12,726)	586,381	*
Stock based compensation	3,852,637	848,778	3,003,859	100.00%
Amortization	64,044	134,306	(70,262)	-52.31%

Total operating expenses	4,576,795	1,206,417	3,370,378	279.37%

Loss from operations	(4,149,923)	(939,915)	(3,210,008)	341.52%

Other income (expenses)
Interest income	114	—	114	100.00%
Interest expense	(334,331)	(64,993)	(269,338)	414.41%

Total other income (expenses)	(334,217)	(64,993)	(269,224)	269,224

Loss from continuing operations	(4,484,140)	(1,004,908)	(3,479,232)	3,479,232

Loss from discontinued operations (including gain on disposal
of $142,027 for the three months ended March 31, 2020)	—	(117,822)	117,822	-100.00%

Net loss	(4,484,140)	(1,122,730)	(3,361,410)	299.40%

Net loss attributable to noncontrolling interest	(39,581)	—	(39,581)	100.00%

Net loss attributable to Clinigence Holdings, Inc.	$(4,444,559)	$(1,122,730)	$(3,321,829)	295.87%

*Percentage change of over 500%

Revenue

Our revenue for the three months ended March 31, 2021, was $2 million, as compared to $465,6305 for the three months ended March 31, 2020, an increase of $1.5 million, or 333%. The increase was primarily attributable to the AHP acquisition.

Cost of Services

Expenses related to cost of services for the three months ended March 31, 2021, were $1.587 million, as compared to $199,128 for the same period in 2020, an increase of $1.388 million, or 697%. The overall increase was primarily due to the AHP acquisition.

Sales and Marketing

Sales and Marketing expense for the three months ended March 31, 2021 was $9,739, compared to $121,180 for the three months ended March 31, 2020, a decrease of $ 111,441, or 92%. The decrease was primarily attributable to the reduction of sales and marketing personnel for our Clinigence Health subsidiary.

Research and Development

Research and Development expense for the three months ended March 31, 2021 was $79,720 compared to $114,879 for the three months ended March 31, 2020. The decrease was primarily attributable to the reduction of research and development personnel for our Clinigence Health subsidiary.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2021, were $4.4 million, as compared to $836,052 for the same period in 2020, an increase of $3.37 million, or 279%. The increase was primarily attributable to stock-based compensation expense of $3.9 million and the AHP and AHA acquisitions.

Depreciation and Amortization

Depreciation and amortization expenses for the three months ended March 31, 2021 were $64,044 as compared to $134,306 for the same period in 2020. This amount includes the amortization of intangible assets acquired from AHP and AHA.

Interest Expense

Interest expense for the three months ended March 31, 2021, was $334,331 as compared to $64,993 for the same period in 2020, an increase of $269,338 or 414%. The Interest expense reflected was primarily for interest incurred on convertible debt related to the acquisition of AHA.

Interest Income

Interest income for the three months ended March 31, 2021, was $114 as compared to $0 for the three months ended March 31, 2020. Interest income reflects interest earned on cash held in deposit accounts.

Loss from Discontinued Operations

Loss from discontinued operations was $117,822 for the for the three months ended March 31, 2020 as a result of the sale of subsidiary.

Net Income (Loss) Attributable to Noncontrolling Interests

Net Loss attributable to noncontrolling interests was $39,581 for the three months ended March 31, 2021. The was primarily due to amortization expense on intangibles in the current period allocated to the noncontrolling interest in the AHP VIE.

LIQUIDITY AND CAPITAL RESOURCES

General

We had cash of $ 3,741,458 for the three months ended March 31, 2021 compared to $ 26,931 as of December 31, 2020, an increase of $3,687,527 or 99%.

Historically, we have had a working capital deficiency and we have operated at a net loss since inception. With the acquisition of AHP we generate cash primarily from capitation contracts. In order to execute our business plans, including the expansion of operations, our primary capital requirements in 2021 are likely to rise. It is not possible to quantify those costs at this point in time, in that they depend on AHP, AHAs and Clinigence Health’s business opportunities and the state of the overall economy. We anticipate raising capital in the private markets to cover any such costs, though there can be no guaranty we will be able to do so on terms we deem to be acceptable. We do not have any plans at this point in time to obtain a line of credit or other loan facility from a commercial bank. We believe we have sufficient liquidity to fund our operations through at least the next 12 months.

Cash Flow Activity

Cash used in operating activities for the three months ended March 31, 2021, was $567,063, as compared to cash used in operating activities of $872,992 for the three months ended March 31, 2020. The decrease in cash used in operating activities was primarily driven by an increase in revenue of $1.5 million for the three months ended March 31, 2021 as compared to the same period in the prior year, offset by $3.9 million in stock-based compensation expense.

Cash provided by investing activities during the three months ended March 31, 2021, was $3.9 million, primarily due to cash acquired in the acquisition of AHP, compared to cash used in investing activities of $2,656 from discontinued investing activities, during the three months ended March 31, 2020.

Cash provided by financing activities for the three months ending March 31, 2021 was $393,323 compared to cash used in investing activities of $22,047 for the three months ending March 31, 2020 and consisted of proceeds from notes payable of $410,088 offset by payments on notes payable of $16,765.

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

The notes accompanying our financial statements for the three months ending March 31, 2021 contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that the Company will continue as a going concern.” Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act, were effective as of March 31, 2021, to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under Exchange Act) during our first fiscal quarter of 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended March 31, 2021.

Item 1A. Risk Factors.

Our business, financial condition, and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry, as well as risks that affect businesses in general. In addition to the information and risk factors set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 2, 2021. The risks disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows, or results of operations and thus our stock price. We believe there have been no material changes in our risk factors from those disclosed in the Annual Report. However, additional risks and uncertainties not currently known or which we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.

These risk factors may be important to understanding other statements in this Quarterly Report and should be read in conjunction with the consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. Because of such risk factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described below, which could harm our business, reputation, financial condition, and operating results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures.

Not Applicable

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 24, 2021.

Clinigence Holdings, Inc.

/s/ Warren Hosseinion
Warren Hosseinion
Chief Executive Officer

/s/ Michael Bowen
Michael Bowen
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

