Form 10-Q
period 2021-06-30
Clinigence Holdings, Inc.
filed 2021-08-16
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended June 30, 2021.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission file number 000-53862

Clinigence Holdings, Inc.

(Exact name of small business issuer as specified in its charter)

Delaware	11-3363609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2455 East Sunrise Blvd., Suite 1204

Fort Lauderdale, FL 33304

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

Yes ☐  No ☒

As of August 16, 2021, there were 42,047,261 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding.

1

Clinigence Holdings, Inc.
Form 10-Q

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

CLINIGENCE HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	JUNE 30,	DECEMBER 31,
	2021	2020
ASSETS
Current assets
Cash	$4,795,175	$26,931
Accounts receivable	334,958	18,283
Prepaid expenses and other current assets	457,345	111,842
Total current assets	5,587,478	157,056

Long-term assets
Property and equipment, net	10,367	12,391
Right of use asset, net	119,495	—
Investment in ACMG	6,994,190	—
Intangible assets, net	9,461,825	—
Goodwill	55,182,186	—
Deposits and other assets	410	410
Total assets	$77,355,951	$169,857

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$3,810,992	$695,424
Customer deposits	25,326	38,651
Accrued interest on notes payable	319,276	—
Due to related parties	128,176	30,000
Lease liability - current	44,305
Deferred revenue	74,028	76,687
Convertible notes payable, net of debt discount	2,155,088	—
Current portion of notes payable	727,072	312,890
Total current liabilities	7,284,263	1,153,652

Long-term liabilities
Lease liability - long term	79,659
Deferred tax liabilities	2,429,500	—
Notes payable	300,000	150,000
Total liabilities	10,093,422	1,303,652

Stockholders' equity (deficiency)
Preferred stock, $.001 par value; authorized - 100,000,000 shares; issued and outstanding - 0 shares in 2020 and 2019, respectively	—	—
Common stock, $.001 par value; authorized - 800,000,000 shares; 41,250,118 and 5,282,545 shares issued and outstandingas of June 30, 2021 and December 31, 2020, respectively	41,250	5,282
Additional paid-in capital	92,712,821	17,079,885
Accumulated deficit	(25,402,032)	(18,218,962)
Noncontrolling interest	(89,510)	—
Total stockholders' equity (deficiency)	67,262,529	(1,133,795)
Total liabilities and stockholders' equity (deficiency)	$77,355,951	$169,857

See accompanying notes to the consolidated financial statements.

CLINIGENCE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS		SIX MONTHS
	ENDED		ENDED
	JUNE 30,		JUNE 30,
	2021	2020	2021	2020
Sales	$5,290,505	$378,588	$7,304,850	$844,218
Cost of sales	4,187,943	264,859	5,775,416	463,987
Gross profit	1,102,562	113,729	1,529,434	380,231

Operating expenses
Research and development	59,629	314,255	136,349	429,134
Sales and marketing	6,704	52,669	16,443	173,849
General and administrative expenses	1,780,972	1,341,701	6,207,264	2,177,753
Gain on sale of assets	—	(2,328,178)	—	(2,328,178)
Amortization	192,131	87,726	256,175	222,032
Total operating expenses	2,039,436	(531,827)	6,616,231	674,590

Income (loss) from operations	(936,874)	645,556	(5,086,797)	(294,359)

Other income (expenses)
Loss on disposal of subsidiary	—	(1,170)	—	(158,744)
Income from forgiveness of debt	314,807	—	314,807	—
Loss from earnings from equity investment	(139,810)	—	(139,810)	—
Loss on extinguishment of debt	—	(167,797)	—	(167,797)
Interest income	245	—	359	—
Interest expense	(2,026,808)	(249,283)	(2,361,139)	(314,276)
Total other income (expenses)	(1,851,566)	(418,250)	(2,185,783)	(640,817)

Income (loss) from continuing operations	(2,788,440)	227,306	(7,272,580)	(935,176)
Income from discontinued operations (including gain on disposal of $142,027 for the six months ended June 30, 2020)	—	—	—	39,752

Net income (loss)	(2,788,440)	227,306	(7,272,580)	(895,424)
Net loss attributable to noncontrolling interest	(49,929)	—	(89,510)	—
Net income (loss) attributable to Clinigence Holdings, Inc.	$(2,738,511)	$227,306	$(7,183,070)	$(895,424)

Basic and fully diluted income (loss) per common share:
Continuing operations	$(.07)	$.05	$(.25)	(.20)
Discontinued operations	$—	$—	$—	.01
Net income (loss) per common share	$(.07)	$.05	$(.25)	(.19)

Weighted average common shares outstanding - basic and fully diluted	40,017,213	4,651,661	29,358,349	4,650,420

See accompanying notes to the consolidated financial statements.

CLINIGENCE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

SIX MONTHS ENDED JUNE 30, 2021 AND 2020

(UNAUDITED)

	Common stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Totals
Balances, January 1, 2021	5,282,545	$5,282	$17,079,885	$(18,218,962)	$—	$—	$(1,133,795)
Stock-based compensation	932,567	933	3,851,704	—		—	3,852,637
Common stock issued for related party note	46,154	46	29,054	—		—	30,000
Common stock issued in business acquisitions	33,034,466	33,034	68,017,978	—		—	68,051,012
Net loss				(4,444,559)	(39,581)		(4,484,140)
Balances, March 31, 2021	39,295,732	$39,295	$88,979,521	$(22,663,521)	$(39,581)	$—	$66,315,714
Common stock issued for cash	1,825,714	1,826	3,193,174	—		—	3,195,000
Financing cost for capital raise	—	—	(319,500)	—		—	(319,500)
Notes payable converted to common stock	128,672	129	199,871	—		—	200,000
Debt discount on notes payable	—	—	659,755	—		—	659,755
Net loss				(2,738,511)	(49,929)		(2,788,440)
Balances, June 30, 2021	41,250,118	$41,250	$92,712,821	$(25,402,032)	$(89,510)	$—	$67,262,529

Balances, January 1, 2020	4,649,179	$4,649	$14,422,579	$(12,568,795)	$—	$—	$1,858,433
Stock-based compensation	—	—	848,778	—		—	848,778
Purchase of treasury stock	—	—	—	—	—	(1,170)	(1,170)
Net loss				(1,122,730)			(1,122,730)
Balance, March 31, 2020	4,649,179	$4,649	$15,271,357	$(13,691,525)	$—	$(1,170)	$1,583,311
Options issued for services	—	—	1,056,599	—	—	—	1,056,599
Stock-based compensation	225,820	226	361,086	—		—	361,312
Treasury stock cancelled						1,170	1,170
Net income				227,306			227,306
Balance, June 30, 2020	4,874,999	$4,875	$16,689,042	$(13,464,219)	$—	—	$3,229,698

See accompanying notes to the consolidated financial statements.

CLINIGENCE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30,

(UNAUDITED)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,272,580)	$(895,424)
(Income) loss from discontinued operations	—	(39,752)
Net loss from continuing operations	(7,272,580)	(935,176)
Adjustments to reconcile net loss to netcash used in operating activities
Depreciation	2,024	9,081
Amortization	266,651	82,633
Interest expense associated with debt discount	1,894,828	—
Non cash interest expense	24,372	474,344
Gain on sale of assets	—	(2,328,178)
Loss on extinguishment of debt	—	167,797
Income from forgiveness of debt	(311,125)	—
Loss from earnings from equity investment	139,810	—
Stock-based compensation expense	3,852,637	2,266,690
Changes in operating assets and liabilities:
Accounts receivable	(47,360)	(35,901)
Prepaid expenses and other current assets	(317,225)	(128,913)
Deposits and other assets	—	(410)
Accounts payable and accrued expenses	(964,523)	(758,100)
Customer deposits	(13,325)	—
Accrued interest on notes payable	361,807	(27,335)
Lease liability	(6,007)	(24,613)
Deferred revenue	(2,659)	(130,148)
NET CASH USED IN OPERATING ACTIVITIES	(2,392,675)	(1,368,229)

CASH FLOWS FROM INVESTING ACTIVITIES:
Preacquisition loans from subsidiary	85,000	—
Cash acquired from acquisition of subsidiary	3,803,267	—

Net cash provided by continuing investing activities	3,888,267	—
Net cash used in discontinued investing activities	—	(2,656)

NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	3,888,267	(2,656)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	3,195,000	—
Payments on note receivable - related party	—	—
Proceeds from notes payable	413,917	461,125
Payments on notes payable	(16,765)	(92,052)
Payments of financing costs for capital raise	(319,500)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,272,652	369,073

NET INCREASE (DECREASE) IN CASH	4,768,244	(1,001,812)

CASH - BEGINNING OF PERIOD	26,931	1,065,434
CASH - END OF PERIOD	$4,795,175	$63,622

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$289,812	$9,130

Non-cash investing and financing activities:
Investment in AHA in exchange of assets sold and liabilities assumed	$—	$6,402,278
Common stock issued for acquisition of subsidiaries	68,051,012	—
Related party loans converted to common stock	30,000	—
Notes payable converted to accounts payable	228,518	—
Notes payable converted to common stock	200,000
Accrued interest converted to convertible notes payable	54,746	—
Deferred tax liability recorded on intangible assets	2,429,500	—
Debt discount on notes payable	659,755
Right of use asset added for operating lease	129,971	—

See accompanying notes to the consolidated financial statements.

CLINIGENCE HOLDINGS, INC.

Notes to Condensed Consolidated Financial Statements

Six Months Ended June 30, 2021 and 2020

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2020, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 5, 2021.

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

Pursuant to the AHP Merger Agreement, at the Closing, the former AHP Stockholders were entitled to receive 19,000,000 Company Shares valued at $2.06 per share, inclusive of outstanding AHP options and warrants assumed by the Company, which constitutes 45% of the outstanding Company Shares on a fully diluted basis inclusive of outstanding options and warrants. For each share of AHP Shares, each former AHP Stockholder was entitled to receive 19,000,000 shares of Company Shares valued at $2.06 per share. Pursuant to the AHA Merger Agreement, at the Closing, the former AHA Stockholders were entitled to receive 14,034,472 Company Shares, inclusive of certain outstanding AHA options and warrants assumed by the Company, which constitutes 35% of the outstanding Company Shares on a fully diluted basis inclusive of outstanding options and warrants.

The following table presents the preliminary allocation of the value of the common shares issued for AHA to the acquired identifiable assets, liabilities assumed and goodwill:

Fair Value
Cash	$697,191
Other current assets	2,100
Investment in ACMG	7,134,000
PHP technology	2,729,000
Loan to Clinigence	85,000
Accounts payable	(1,143,106)
Due to related party	(128,176)
Notes payable	(1,631,942)
Convertible notes payable	—
Goodwill	21,115,272
Purchase price	$28,859,339

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

The components of loss from discontinued operations presented in the consolidated statements of operations for the six months ended June 30, 2021 are presented as follows:

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

Variable Interest Entities

On an ongoing basis, as circumstances indicate the need for reconsideration, the Company evaluates each legal entity that is not wholly-owned by the Company in accordance with the consolidation guidance. The evaluation considers all of the Company’s variable interests, including equity ownership, as well as management services agreements. To fall within the scope of the consolidation guidance, an entity must meet both of the following criteria:

•The entity has a legal structure that has been established to conduct business activities and to hold assets; such entity can be in the form of a partnership, limited liability company, or corporation, among others; and

•The Company has a variable interest in the legal entity – i.e., variable interests that are contractual, such as equity ownership, or other financial interests that change with changes in the fair value of the entity’s net assets.

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

A legal entity is determined to be a VIE if it has any of the following three characteristics:

1.The entity does not have sufficient equity to finance its activities without additional subordinated financial support;

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

Variable interest model

If an entity is determined to be a VIE, the Company evaluates whether the Company is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and economics. The Company consolidates a VIE if both power and benefits belong to the Company – that is, the Company (i) has the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power), and (ii) has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE (benefits). The Company consolidates VIEs whenever it is determined that the Company is the primary beneficiary. Refer to Note 18 – “Variable Interest Entities (VIEs)” to the consolidated financial statements for information on the Company’s consolidated VIEs. If there are variable interests in a VIE but the Company is not the primary beneficiary, the Company may account for the investment using the equity method of accounting.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $16,444 and $33,791 were charged to operations for the six months ended June 30, 2021 and 2020, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. The Company does not have any cash equivalents as of June 30, 2021 and December 31, 2020. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured.

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

Goodwill

Goodwill represents the excess of assets acquired over liabilities assumed of AHA and AHP and the fair market value of the common shares issued by the Company for the acquisition of AHA and AHP. In accordance with ASC Topic No. 350 “Intangibles – Goodwill and Other”), the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test, and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified. No impairment was recorded during the six months ended June 30, 2021.

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

Deferred Revenue

Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s support and maintenance services, the Company recognizes such revenues when services are completed and billed. The Company has received deposits from its various customers that have been recorded as deferred revenue and presented as current liabilities in the amount of $74,028 and $76,687 as of June 30, 2021 and December 31, 2020, respectively.

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

Note 4 – Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has an accumulated deficit of $25,402,032, and a working capital deficit of $1,696,785 at June 30, 2021. These factors, among others, raise substantial doubt about the ability of the Company to continue as a going concern for the next twelve months from the date that the financial statements are issued.  Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to attain funding to secure additional resources to generate sufficient revenues and increased margin, which without these represent the principal conditions that raise substantial doubt about our ability to continue as a going concern.

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

Note 5 – Property and Equipment

Property and equipment are carried at cost and consist of the following at June 30, 2021 and December 31, 2020:

Schedule of property, plant and equipment
	2021	2020
Office equipment and fixtures	$5,300	$5,300
Computer hardware	41,065	41,065
Computer software	16,121	16,121
Less: Accumulated depreciation	(52,119)	(50,095)
Property, Plant and Equipment, Net	$10,367	$12,391

Depreciation expense of $2,024 and $9,081 was charged to operations for the six months ended June 30, 2021 and 2020, respectively.

Note 6 – Intangible Assets

The following tables provide detail associated with the Company’s acquired identifiable intangible assets:

	As of June 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Amortized intangible assets:
Member relationships	$6,444,000	$(143,200)	$6,300,800	15
Trademarks	545,000	(30,278)	514,722	6
PHP technology	2,729,000	(82,697)	2,646,303	11
Total	$9,718,000	$(256,175)	$9,461,825

Aggregate Amortization Expense:
For the six months ended June 30, 2021	$256,175

Note 7 – Investment in ACMG

In connection with the acquisition of Accountable Care Medical Group of Florida, Inc. (“ACMG”), AHA defaulted on its payment obligations of $15,000,000 by the extended payment due date of November 15, 2020. Accordingly, AHA was required to return 71% of its ownership to the shareholders of ACMG in full settlement of the default. Consequently, AHA deconsolidated its reporting of ACMG. The Company recognized that AHA held a non-controlling 29% equity ownership interest in ACMG as of February 28, 2021 that was required to be measured at fair value. The Company determined through the services of an independent valuation under ASC 805 using an income approach, market approach, and asset-based approach that the fair value of its 29% equity ownership interest in ACMG is $7,134,000. For the period March 1, 2021 through June 30, 2021, the Company reported a loss from earnings from its investment in ACMG of $139,810. Investment in ACMG was $6,994,190 at June 30, 2021.

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

Operating lease ROU assets and operating lease liabilities are recorded on the consolidated balance sheet as follows:

June 30,
2021
Operating Lease:
Operating lease right-of-use assets, net	$119,495
Current portion of operating lease liabilities	44,305
Operating lease liabilities, net of current portion	79,659

As of June 30, 2021, the weighted-average remaining lease term of the operating lease was 2.6 years. The weighted-average discount rate for the operating lease was 6.75%.

The following table summarizes maturities of operating lease liabilities based on lease term as of June 30, 2021:

2021	$25,229
2022	51,800
2023	53,354
2024	4,457
Total lease payments	134,840
Less: Imputed interest	10,876
Present value of lease liabilities	$123,964

At June 30, 2021, the Company had the following future minimum payments due under the non-cancelable lease:

2021	$25,229
2022	51,800
2023	53,354
2024	4,457
Total minimum lease payments	$134,840

Consolidated rental expense from continuing operations for all operating leases was $47,985 and $49,617 for the six months ended June 30, 2021 and 2020, respectively.

The following table summarizes the cash paid and related right-of-use operating lease recognized for the six months ended June 30, 2021.

Six Months Ended
June 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$25,085
Right-of-use lease assets obtained in the exchange for lease liabilities:
Operating leases	6,007

Note 9 - Earnings (Loss) Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants, and convertible debt have not been included in the computation of diluted net loss per share for the six months ended June 30, 2021 and 2020 as the result would be anti-dilutive.

	Six Months Ended
	June 30,
	2021	2020
Stock options	2,890,431	1,174,814
Stock warrants	8,434,409	557,873
Total shares excluded from calculation	11,324,840	1,732,687

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

Stock option activity during the six months ended June 30, 2021 and 2020 follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2019	48,854	$5.11	8.05
Options granted	1,130,734	1.49
Options expired	(400)	0.01
Options cancelled	(4,374)	5.56
Options outstanding at June 30, 2020	1,174,814	$1.61	8.61
Options outstanding at December 31, 2020	1,174,814	$1.61	8.11
Options granted	1,225,000	1.61
Options assumed in merger	490,617	2.00
Options outstanding at June 30, 2021	2,890,431	$1.68	7.39

Options outstanding at June 30, 2021 consist of:

Date	Number	Number	Exercise	Expiration
Issued	Outstanding	Exercisable	Price	Date
August 5, 2019	40,480	40,480	$5.56	August 5, 2029
October 29, 2019	3,600	3,600	$0.0725	June 6, 2027
January 27, 2020	307,884	307,884	$1.50	January 27, 2030
January 27, 2020	225,000	225,000	$1.50	January 27, 2027
February 29, 2020	95,794	95,794	$1.25	February 28, 2030
May 11, 2020	380,000	380,000	$1.50	May 11, 2027
June 30, 2020	122,056	122,056	$1.45	June 30, 2030
January 28, 2021	1,000,000	1,000,000	$1.61	January 28, 2031
January 28, 2021	225,000	225,000	$1.61	January 28, 2028
February 25, 2021	290,617	290,617	$2.00	March 15, 2025
February 25, 2021	200,000	200,000	$2.00	February 25, 2031
Total	2,890,431	2,890,431

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

Warrant activity during the six months ended June 30, 2021 and 2020 follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2019	1,065,251	$6.04	5.17
Warrants cancelled	(507,378)	—
Warrants outstanding at June 30, 2020	557,873	$6.77	4.29
Warrants outstanding at December 31, 2020	557,873	$6.77	3.79
Warrants granted	1,460,571	1.75
Warrants assumed in merger	6,415,965	1.74
Warrants outstanding at June 30, 2021	8,434,409	$2.07	4.91

Warrants outstanding at June 30, 2021 consist of:

Date	Number	Number	Exercise	Expiration
Issued	Outstanding	Exercisable	Price	Date
March 21, 2019	96,433	96,433	$6.67	December 31, 2024
April 30, 2019	3,598	3,598	$6.67	December 31, 2024
May 13, 2019	14,393	14,393	$6.67	December 31, 2024
May 28, 2019	199,703	199,703	$6.67	December 31, 2024
June 5, 2019	7,197	7,197	$6.67	December 31, 2024
June 25, 2019	208,361	208,361	$6.67	December 31, 2024
September 6, 2019	25,188	25,188	$6.67	December 31, 2024
October 29, 2019	1,500	1,500	$25.00	February 5, 2023
October 29, 2019	1,500	1,500	$25.00	April 27, 2023
February 25, 2021	1,666,573	1,666,573	$1.55	October 31, 2025
February 25, 2021	48,750	48,750	$1.25	October 31, 2025
February 25, 2021	500,000	500,000	$4.00	February 26, 2026
February 25, 2021	1,506,452	1,506,452	$1.55	February 1, 2027
February 25, 2021	2,694,190	2,694,190	$1.55	July 31, 2026
May 14, 2021	651,429	651,429	$1.75	May 31, 2027
May 28, 2021	228,571	228,571	$1.75	May 31, 2027
June 11, 2021	182,857	182,857	$1.75	May 31, 2027
June 22, 2021	137,143	137,143	$1.75	May 31, 2027
June 24, 2021	169,143	169,143	$1.75	May 31, 2027
June 28, 2021	45,714	45,714	$1.75	May 31, 2027
June 29, 2021	45,714	45,714	$1.75	May 31, 2027
Total	8,434,409	8,434,409

Note 11 – Convertible Notes Payable

Convertible notes payable consisted of the following at June 30, 2021 and December 31, 2020:

	2021	2020
Notes payable convertible into Clinigence common shares at $1.55 per share; bearing interest at a rate of 10%; net of debt discount of $1,780,088 and $0, respectively; maturing in July 2022	$1,580,088	$—
Note payable convertible into Clinigence common shares bearing interest at a rate of 12%	575,000	—
Total convertible notes payable	$2,155,088	$—

Included in the liabilities assumed in the AHA merger are convertible promissory notes to various individuals totaling $1,580,088 at June 30, 2021. The face value of the notes at issuance was $7,565,375. The noteholders were granted warrants to purchase the Company’s common stock at $1.55 per share in an amount equal to 50% of the shares to be received upon conversion of the Note.

The debt discount of $7,565,375 is being accreted over 20 months. The accreted balance as of June 30, 2021 is $1,580,088. During the three months ended June 30, 2021, various noteholders converted principal balances of $200,000 into 128,672 common shares.

At the time of issuance of these notes based on independent valuation, debt discounts were calculated and allocated based on the relative values of $2,658,960 for the value of the warrants and $4,906,415 related to a beneficial conversion feature. The total debt discount of $3,703,134 is being accreted over 20 months. The accreted balance as of June 30, 2021 is $1,086,095.

Included in the liabilities assumed in the AHA merger are convertible promissory notes to an individual investor totaling $575,000 at June 30, 2021. The note was entered into on August 25, 2020 and was convertible into AHA’s common stock contingent upon a merger transaction with a SPAC, which did not close. Under an Agreement with the investor signed on April 20, 2021, the Note was deemed to mature as of December 31, 2020 and accrued penalty interest was assessed through April 15, 2021 when the Note (including accrued interest) was to be converted into 625,313 shares of Clinigence common stock consisting of principal of $575,000 and penalty interest of $50,313, valued at $1.00 per share. As of the date of this report, the Note has not been converted. The Company and the noteholder are renegotiating the terms of the Note.

Note 12 – Notes Payable

Notes payable consisted of the following at June 30, 2021 and December 31, 2020:

	2021	2020
Notes payable with maturities between six months and twelve months from the date of issuance with annual percentage interest rates between 24% and 31%	—	1,765
SBA Paycheck Protection Program notes payable issued in April 2020 and February 2021 with maturity dates through August 2023 and interest rate of 1%	432,087	311,125
SBA Economic Injury Disaster Loan notes payable issued in May 2020 with a maturity date of May 2051 and interest rate of 3.75%	300,000	150,000
Note payable with a maturity date of January 31, 2023 and interest rate of 12.9%	294,985	—
Total notes payable	1,027,072	462,890
Total notes payable, net	$300,000	$150,000

Beginning in April 2018, the Company entered into a series of short-term notes with interest rates ranging from 24% to 31% per annum. Throughout the year ended December 31, 2020 the Company made average monthly principal and interest payments approximating $8,200 per month. The outstanding balance on the short-term notes at June 30, 2021 and December 31, 2020 was $0 and $1,765, respectively.

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

On May 22, 2020, the Company received loan proceeds of $150,000 pursuant to the U.S. Small Business Administration (“SBA”) COVID-19 Economic Injury Disaster Loan (EIDL) program.  Under the terms of the loan, Borrower must pay principal and interest payments of $731 every month beginning Twenty four (24) months from the date of the Note. The SBA will apply each installment payment first to pay interest accrued to the day the SBA receives the payment and will then apply any remaining balance to reduce principal. All remaining principal and accrued interest is due and payable Thirty (30) years from the date of the Note. Borrower may prepay this Note in part or in full at any time, without notice or penalty. AHA’s SBA loan of $150,000 was assumed in the merger transaction under the same terms.

On April 21, 2020, the Company received a loan in the amount of $311,125 under the Payroll Protection Program (“PPP Loan”). On February 25, 2021, the Company received a second PPP loan of $260,087. The loans accrue interest at a rate of 1% and has an original maturity date of two years which can be extended to five years by mutual agreement of the Company and SBA.  The PPP loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties.

Under the terms of the loan, a portion or all of the loan is forgivable to the extent the loan proceeds are used to fund qualifying payroll, rent and utilities during a designated twenty-four week period. Payments are deferred until the SBA determines the amount to be forgiven. The Company has utilized the proceeds of the PPP loan in a manner which has enabled qualification as a forgivable loan. However, no assurance can be provided that all or any portion of the PPP loans will be forgiven. AHA’s PPP loan of $172,000 was assumed in the merger transaction under the same terms. On June 21, 2021, the first PPP loan in the amount of $311,125 was forgiven by the SBA and reported as other income in the consolidated statement of operations. The balance on the PPP loans was $432,087 and $311,125 as of June 30, 2021 and December 31, 2020, respectively and has been classified as a long-term liability in notes payable, less current portion on the accompanying consolidated balance sheets.

The Company assumed a note payable in the AHA merger transaction that AHA entered into with an individual investor on October 24, 2019. AHA issued a note with a principal amount of $700,000 and a six-year warrant to purchase an aggregate 1,506,452 shares at a purchase cost $50,000 of AHA’s common stock at an exercise price of $1.55 per share, in exchange for $750,000 of total cash proceeds. The Note bears interest at 12.9% and is subject to optional prepayment by the Company. The Note matured on April 29, 2021.

Effective February 1, 2021, an Amended and Restated Note was entered into in which the principal amount increased to $840,000 (original Note plus the principal amount of Series D Convertible Shares owned by the Investor) which bears interest at 12.9% and matures on January 31, 2023. The debt premium of $840,000 is being accreted over 23 months. The accreted balance as of June 30, 2021 is $294,985.

Note 13 – Stock Transactions

Common Stock Issued

The Company sold 1,825,714 common shares valued at $1.75 per share to various investors for proceeds totaling $3,195,000 during the three months ended June 30, 2021. The Company paid the placement agent $319,500 in cash and issued 547,715 warrants.

In connection with the convertible notes payable (see Note 11 above) various noteholders converted $200,000 of principal balance to 128,672 shares of common stock during the three months ended June 30, 2021. The stock issued was determined based on the terms of the convertible notes.

In connection with the acquisition of AHA the Company issued 14,034,472 common shares valued at $2.06 per share to the shareholders of AHA on February 25, 2021.

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

Note 14 - Income Taxes

A full valuation allowance was recorded against the Company’s net deferred tax assets. A valuation allowance must be established if it is more likely than not that the deferred tax assets will not be realized. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, the Company’s most recent results of operations and expected future profitability. Based on the Company’s cumulative losses in recent years, a full valuation allowance against the Company’s deferred tax assets has been established as Management believes that the Company will not realize the benefit of those deferred tax assets. A deferred tax liability of $2,429,500 was recorded as of June 30, 2021 for the intangible assets acquired from AHA and AHP.

Note 15 – Concentrations and Credit Risk

Sales and Accounts Receivable

The Company had sales to two customers which accounted for approximately 22% and 19%, respectively of total sales for the six months ended June 30, 2021. The two customers had no accounts receivable balances at June 30, 2021.

The Company had sales to one customer which accounted for approximately 12% of total sales for the six months ended June 30, 2020. The customer accounted for 14% of accounts receivable at June 30, 2020.

Cash

Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. Cash balances could exceed insured amounts at any given time, however, the Company has not experienced any such losses. The Company did not have any interest-bearing accounts at June 30, 2021 and December 31, 2020, respectively.

Note 16 - Related Party Transactions

Due to Related Parties

Due to related parties with a balance of $128,176 and $30,000 at June 30, 2021 and December 31, 2020, respectively, does not bear interest and is payable on demand. The Company’s former subsidiary, Arcmail owed amounts on a credit card that is guaranteed by the husband of the Company’s Chief Financial Officer, who was held personally responsible by the credit card company for the unpaid balance. The balance of $128,176 was included in the assumed liabilities of the AHA merger transaction. A shareholder and former officer made a $30,000 non-interest bearing loan to the Company on December 31, 2020, which was repaid with common stock on January 28, 2021.

Note 17 – Commitments and Contingencies

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

Note 18 - Variable Interest Entities (VIEs)

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

June 30,
2021
ASSETS
Current Assets
Cash and cash equivalents	$2,703,028
Accounts receivable	259,457
Prepaid expenses and other assets	100,281
Total Current Assets	3,062,766

Other Assets
Goodwill	31,433,526
Right of use asset, net	119,495
Intangible assets, net	6,815,522
Total Other Assets	38,368,543
Total Assets	$41,431,309

Current Liabilities
Accounts payable and accrued expenses	$2,256,856
Lease liability - current	44,305
Total Current Liabilities	2,301,161

Long-term Liabilities
Lease liability – long-term	79,659
Total Liabilities	$2,380,820

Note 19 – Subsequent Events

The Company evaluated its June 30, 2021 condensed consolidated financial statements for subsequent events through the date the condensed consolidated financial statements were issued.

Common Stock Issued

Subsequent to the end of the period through the date of the report, the Company sold 797,143 shares of common stock to various investors valued at $1.75 per share for proceeds of $1,395,000.

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

The AHP Merger Agreement provided for the merger of Merger Sub with and into AHP, hereafter referred to as the “AHP Acquisition.” As a result of the Acquisition, Merger Sub ceased to exist, and AHP became the surviving corporation and a direct wholly owned subsidiary of Clinigence, and the former stockholders of AHP (the “AHP Stockholders”) have a direct equity ownership in Clinigence. Merger Sub was renamed AHP Health Management Inc. Merger Sub was originally incorporated in Delaware on January 26, 2021 and had no operating activity prior to the reported transaction.

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

Results of operation

CLINIGENCE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS
	ENDED
	JUNE 30,
	2021	2020
Sales	$5,290,505	$378,588
Cost of sales	4,187,943	264,859

Gross profit	1,102,562	113,729

Total operating expenses	2,039,436	1,796,351

Loss from operations	(936,874	-1,682,622

Total other income (expenses)	(1,851,566	1,909,928

Income (loss) from continuing operations	(2,788,440	227,306
Income (loss) from discontinued operations

Net income (loss)	(2,788,440	227,306

Net loss attributable to noncontrolling interests	(49,929	—
	(49,929	—
Net income (loss) attributable to Clinigence Holdings, Inc.	$(2,738,511	$227,306

CLINIGENCE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	SIX MONTHS
	ENDED
	JUNE 30,
	2021	2020
Sales	$7,304,850	$844,218
Cost of sales	5,775,416	463,987

Gross profit	1,529,434	380,231

Total operating expenses	6,616,231	674,590

Loss from operations	(5,086,797)	(294,359)

Total other income (expenses)	(2,185,783)	(640,817)

Income (loss) from continuing operations	(7,272,580)	(935,176)
Income (loss) from discontinued operations	—	39,752

Net income (loss)	(7,272,580)	(895,424)

Net loss attributable to noncontrolling interests	(89,510)

	(89,510)	—

Net income (loss) attributable to Clinigence Holdings, Inc.	$(7,183,070)	$(895,424)

Revenue

Our revenue for the three months ended June 30, 2021, was $5,290,000 million, as compared to $378,588 for the three months ended June 30, 2020. The increase was primarily attributable to the AHP acquisition.

Our revenue for the six months ended June 30, 2021, was $7,304,850 million, as compared to $844,218 for the six months ended June 30, 2020. The increase was primarily attributable to the AHP acquisition.

Cost of Services

Expenses related to cost of services for the three months ended June 30, 2021, were $4.19 million, as compared to $264,859 for the same period in 2020. The overall increase was primarily due to the AHP acquisition.

Expenses related to cost of services for the six months ended June 30, 2021, were $5.78 million, as compared to $463,987 for the same period in 2020. The overall increase was primarily due to the AHP acquisition

Sales and Marketing

Sales and Marketing expense for the three months ended June 30, 2021, was $6,704, compared to $52,669 for the three months ended June 30, 2020. The decrease was primarily attributable to the reduction of sales and marketing personnel for our Clinigence Health subsidiary.

Sales and Marketing expense for the six months ended June 30, 2021, was $16,443, compared to $173,849 for the six months ended June 30, 2020. The decrease was primarily attributable to the reduction of sales and marketing personnel for our Clinigence Health subsidiary.

Research and Development

Research and Development expense for the three months ended June 30, 2021, was $59,629 compared to $314,255 for the three months ended June 30, 2020. The decrease was primarily attributable to the reduction of research and development personnel for our Clinigence Health subsidiary.

Research and Development expense for the six months ended June 30, 2021, was $136,349 compared to $429,134 for the six months ended June 30, 2020. The decrease was primarily attributable to the reduction of research and development personnel for our Clinigence Health subsidiary.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2021, were $1.78 million, as compared to $1.3 million for the same period in 2020. The increase was primarily attributable to the AHP and AHA acquisitions.

General and administrative expenses for the six months ended June 30, 2021, were $6.2 million, as compared to $2.2 million for the same period in 2020. The increase was primarily attributable to stock-based compensation expense of $3.9 million and the AHP and AHA acquisitions.

Amortization

Amortization expense for the three months ended June 30, 2021, was $192,131 as compared to $87,726 for the same period in 2020. This amount includes the amortization of intangible assets acquired from AHP and AHA.

Amortization expense for the six months ended June 30, 2021, was $256,175 as compared to $222,032 for the same period in 2020. This amount includes the amortization of intangible assets acquired from AHP and AHA.

Interest Expense

Interest expense for the three months ended June 30, 2021, was $2M as compared to $249,283 for the same period in 2020. The Interest expense reflected was primarily for $1.9 million in accretion of debt combined with interest incurred on convertible debt related to the acquisition of AHA.

Interest expense for the six months ended June 30, 2021, was $2.3 million as compared to $314,276 for the same period in 2020, an increase of $152,035 or 48%. The Interest expense reflected was primarily for $1.9 million in accretion of debt combined with interest incurred on convertible debt related to the acquisition of AHA.

Interest Income

Interest income for the three months ended June 30, 2021, was $245 as compared to $0 for the three months ended June 30, 2020. Interest income reflects interest earned on cash held in deposit accounts.

Interest income for the six months ended June 30, 2021, was $359 as compared to $0 for the three months ended June 30, 2020. Interest income reflects interest earned on cash held in deposit accounts.

Income from Discontinued Operations

Income from discontinued operations was $39,752 for the for the six months ended June 30, 2020, as a result of the sale of our HDX subsidiary in 2020.

Net Income (Loss) Attributable to Noncontrolling Interests

Net Loss attributable to noncontrolling interests was $49,929 for the three months ended June 30, 2021. The was primarily due to amortization expense on intangibles in the current period allocated to the noncontrolling interest in the AHP VIE.

Net Loss attributable to noncontrolling interests was $89,510 for the six months ended June 30, 2021. The was primarily due to amortization expense on intangibles in the current period allocated to the noncontrolling interest in the AHP VIE.

LIQUIDITY AND CAPITAL RESOURCES

General

We had cash of $4,795,175 for the six months ended June 30, 2021, compared to $ 26,931 as of December 31, 2020, an increase of $4,768,244 or 177%.

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

Cash Flow Activity

Cash used in operating activities for the six months ended June 30, 2021, was $2,392,675 as compared to cash used in operating activities of $1,368,229 for the six months ended June 30, 2020. The increase in cash used in operating activities was primarily driven by our operating revenues not being sufficient to cover our on-going obligations. Additional contributing factors include a decrease in accounts receivable of $47,360, an increase in account payable and accrued expenses of $964,523, an increase in customer deposits of $13,325, an increase in prepaid expenses of $317,225, income from forgiveness of debt of $311,125, offset by accretion expense of $1,894,828, amortization and depreciation expense of $268,675, interest expense associated with debt discount of $1,894,828, accrued interest of $361,807, loss from earnings from equity investment of $139,810 and stock-based compensation expense of $3,852,637.

Cash provided by investing activities during the six months ended June 30, 2021, was $3,888,267, primarily due to cash acquired in the acquisition of AHP, compared to cash used in investing activities of $2,656 from discontinued investing activities, during the six months ended June 30, 2020.

Cash provided by financing activities for the six months ending June 30, 2021, was $3,272,652 compared $369,073 for the six months ending June 30, 2020 and consisted of proceeds from the sale of common stock of $3,195,000, proceeds from notes payable of $413,917 offset by payments on notes payable of $16,765 and payments of financing costs for capital raise of $319,500.

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

The notes accompanying our financial statements for the six months ending June 30, 2021 contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that the Company will continue as a going concern.” Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act, were effective as of June 30, 2021, to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended June 30, 2021.

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

Item 4.   Mine Safety Disclosures

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 16, 2021.

Clinigence Holdings, Inc.

/s/ Warren Hosseinion
Warren Hosseinion
Chief Executive Officer

/s/ Michael Bowen
Michael Bowen
Chief Financial Officer

