Form 10-Q
period 2021-09-30
Clinigence Holdings, Inc.
filed 2021-11-15
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended September 30, 2021.

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

(954) 449-0641
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

Yes ☐  No ☒

As of November 15, 2021, there were 48,027,683 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding.

1

Clinigence Holdings, Inc.
Form 10-Q

INTRODUCTORY NOTE

Unless the context dictates otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us,” “our,” and similar words are references to Clinigence Holdings, Inc., a Delaware corporation, and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”) and “Clinigence” refers to Clinigence Holdings, Inc.

Trade names and trademarks of the Company and its subsidiaries referred to herein, and their respective logos, are our property. This Quarterly Report on Form 10-Q may contain additional trade names and/or trademarks of other companies, which are the property of their respective owners. We do not intend our use or display of other companies’ trade names and/or trademarks, if any, to imply an endorsement or sponsorship of us by such companies, or any relationship with any of these companies.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, statements about the Company’s guidance for the year ending December 31, 2021, any statements about our business (including the impact of the COVID-19 pandemic on our business), financial condition, operating results, plans, objectives, expectations and intentions, any guidance on, or projections of, earnings, revenue or other financial items, or otherwise, and our future liquidity, including cash flows; any statements of any plans, strategies, and objectives of management for future operations, such as the material opportunities that we believe exist for our Company; any statements concerning proposed services, developments, mergers or acquisitions; or strategic transactions; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “contemplate,” “budgeted,” “will,” “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases, or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q and are subject to change.

Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K, for the year ended December 31, 2020, filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2021, including the risk factors discussed under the heading “Risk Factors” in Part I, Item IA thereof. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change, and significant risks and uncertainties that could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

CLINIGENCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	SEPTEMBER 30,
	2021	DECEMBER 31,
	(UNAUDITED)	2020

ASSETS
Current assets
Cash	$6,011,442	$26,931
Accounts receivable	432,349	18,283
Stock subscriptions receivable	4,770,000	—
Prepaid expenses and other current assets	393,938	111,842
Total current assets	11,607,729	157,056

Long-term assets
Property and equipment, net	9,398	12,391
Right of use asset, net	108,842	—
Investment in ACMG	7,578,171	—
Intangible assets, net	9,269,694	—
Goodwill	54,697,684	—
Deposits and other assets	—	410
Total assets	$83,271,518	$169,857

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$3,330,337	$695,424
Customer deposits	25,326	38,651
Accrued interest on notes payable	181,935	—
Due to related parties	128,176	30,000
Lease liability - current	45,440
Deferred revenue	45,022	76,687
Convertible notes payable, net of debt discount	1,965,155	—
Current portion of notes payable	813,127	312,890
Total current liabilities	6,534,518	1,153,652

Long-term liabilities
Lease liability - long term	67,882	—
Deferred tax liabilities	2,429,500	—
Notes payable	300,000	150,000
Total liabilities	9,331,900	1,303,652

Stockholders' equity (deficiency)
Preferred stock, $.001 par value; authorized - 100,000,000 shares; issued and outstanding - 0 shares in 2020 and 2019, respectively	—	—
Common stock, $.001 par value; authorized - 800,000,000 shares; 45,595,316 and 5,282,545 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	45,595	5,282
Additional paid-in capital	101,187,532	17,079,885
Accumulated deficit	(27,305,852)	(18,218,962)
Noncontrolling interest	12,343	—
Total stockholders' equity (deficiency)	73,939,618	(1,133,795)
Total liabilities and stockholders' equity (deficiency)	$83,271,518	$169,857

See accompanying notes to the consolidated financial statements.

CLINIGENCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS		NINE MONTHS
	ENDED		ENDED
	SEPTEMBER 30,		SEPTEMBER 30,
	2021	2020	2021	2020
Sales	$5,568,757	$350,032	$12,873,607	$1,194,250
Cost of sales	4,380,671	210,894	10,156,087	674,881
Gross profit	1,188,086	139,138	2,717,520	519,369

Operating expenses
Research and development	72,266	73,827	208,615	502,961
Sales and marketing	4,711	(5,248)	21,154	168,601
General and administrative expenses	1,743,089	698,598	7,950,353	2,876,351
Gain on sale of assets	—	(2,404,066)	—	(4,732,244)
Amortization	192,131	—	448,306	222,032
Total operating expenses	2,012,197	(1,636,889)	8,628,428	(962,299)
Income (loss) from operations	(824,111)	1,776,027	(5,910,908)	1,481,668

Other income (expenses)
Loss on disposal of subsidiary	—	—	—	(158,744)
Income from forgiveness of debt	—	—	314,807	—
Loss on sale of assets		(1,621)		(1,621)
Income (loss) from earnings from equity investment	583,981	—	444,171	—
Loss on extinguishment of debt	—	—	—	(167,797)
Interest income	270	—	629	—
Interest expense	(1,562,107)	(18,252)	(3,923,246)	(332,528)
Total other income (expenses)	(977,856)	(19,873)	(3,163,639)	(660,690)
Income (loss) from continuing operations	(1,801,967)	1,756,154	(9,074,547)	820,978
Income from discontinued operations (including gain on disposal of $142,027 for the nine months ended September 30, 2020)	—	—	—	39,752
Net income (loss)	(1,801,967)	1,756,154	(9,074,547)	860,730
Net income attributable to noncontrolling interest	101,853	—	12,343	—
Net income (loss) attributable to Clinigence Holdings, Inc.	$(1,903,820)	$1,756,154	$(9,086,890)	$860,730

Basic and fully diluted income (loss) per common share:
Continuing operations	$(.04)	$.34	$(.27)	.17
Discontinued operations	$—	$—	$—	.01
Net income (loss) per common share	$(.04)	$.34	$(.27)	.18

Weighted average common shares outstanding - basic and fully diluted	42,380,274	5,179,342	33,746,690	4,828,014

See accompanying notes to the consolidated financial statements.

CLINIGENCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

NINE MONTHS ENDED SEPTEMBER 30, 2021 AND 2020

(UNAUDITED)

	Common stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Treasury Stock	Totals
Balances, January 1, 2021	5,282,545	$5,282	$17,079,885	$(18,218,962)	$—	$—	$(1,133,795)
Stock-based compensation	932,567	933	3,851,704	—		—	3,852,637
Common stock issued for related party note payable	46,154	46	29,954	—		—	30,000
Common stock issued in business acquisitions	33,034,466	33,034	68,017,978	—		—	68,051,012
Net loss				(4,444,559)	(39,581)		(4,484,140)
Balances, March 31, 2021	39,295,732	$39,295	$88,979,521	$(22,663,521)	$(39,581)	$—	$66,315,714
Common stock issued for cash	1,825,714	1,826	3,193,174	—	—	—	3,195,000
Financing cost for capital raise	—	—	(319,500)	—		—	(319,500)
Notes payable converted to common stock	128,672	129	199,871	—		—	200,000
Debt discount on notes payable	—	—	659,755	—		—	659,755
Net loss				(2,738,511)	(49,929)		(2,788,440)
Balances, June 30, 2021	41,250,118	$41,250	$92,712,821	$(25,402,032)	$(89,510)	$—	$67,262,529
Common stock issued for cash	2,392,679	2,392	4,184,171	—	—	—	4,186,563
Financing cost for capital raise	—	—	(358,500)	—		—	(358,500)
Common stock subscribed	2,011,428	2,011	4,767,989	—		—	4,770,000
Notes payable converted to common stock	804,570	805	1,524,195	—		—	1,525,000
Warrants converted to common stock	48,750	49	60,888	—		—	60,937
Return of common stock held back in AHP acquisition	(1,076,372)	(1,076)	(2,216,250)	—		—	(2,217,326)
Stock-based compensation	—	—	174,247	—		—	174,247
Adjustment to common stock issued in AHA acquisition	164,143	164	337,971	—		—	338,135
Net loss				(1,903,820)	101,853		(1,801,967)
Balances, September 30, 2021	45,595,316	$45,595	$101,187,532	$(27,305,852)	$12,343	$—	$73,939,618
Balances, January 1, 2020	4,649,179	$4,649	$14,422,579	$(12,568,795)	$—	$—	$1,858,433
Stock-based compensation	—	—	848,778	—		—	848,778
Purchase of treasury stock	—	—	—	—		(1,170)	(1,170)
Net loss				(1,122,730)	—		(1,122,730)
Balances, March 31, 2020	4,649,179	$4,649	$15,271,357	$(13,691,525)	$—	$(1,170)	$1,583,311
Options issued for services	—	—	1,056,599	—	—	—	1,056,599
Stock-based compensation	225,820	226	361,086	—		—	361,312
Treasury stock cancelled						1,170	1,170
Net income				227,306			227,306
Balance June 30, 2020	4,874,999	$4,875	$16,689,042	$(13,464,219)	$—	—	$3,229,698
Common stock issued for cash	190,476	190	119,810	—	—	—	120,000
Common stock cancelled	(23,276)	(23)	(33,727)		—	—	(33,750)
Common stock issued in connection with separation agreement	240,346	240	304,760	—	—	—	305,000
Net income				1,756,154			1,756,154
Balance September 30, 2020	5,282,545	$5,282	$17,079,885	$(11,708,065)	$—	$—	$5,377,102

See accompanying notes to the consolidated financial statements.

CLINIGENCE HOLDINGS, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

NINE MONTHS ENDED SEPTEMBER 30,

(UNAUDITED)

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(9,074,547)	$860,730
(Income) loss from discontinued operations	—	(39,752)
Net income (loss) from continuing operations	(9,074,547)	820,978
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation	2,993	13,376
Amortization	469,435	94,761
Interest expense associated with debt discount	3,315,950	—
Non cash interest expense	24,372	474,344
Gain on sale of assets	—	(4,732,244)
Loss on sale of assets	—	1,621
Loss on extinguishment of debt	—	167,797
Cancellation of common stock	—	(33,750)
Purchase price adjustment to investment in AHP	(300,000)	—
Income from forgiveness of debt	(311,125)	—
Income from earnings from equity investment	(444,171)	—
Stock-based compensation expense	4,026,884	2,571,689
Changes in operating assets and liabilities:
Accounts receivable	(144,751)	17,851
Prepaid expenses and other current assets	(253,818)	(86,650)
Deposits and other assets	410	1,240
Accounts payable and accrued expenses	(1,445,178)	(661,379)
Customer deposits	(13,325)	—
Accrued interest on notes payable	224,466	(21,730)
Lease liability	(16,649)	(37,401)
Deferred revenue	(31,665)	(148,498)
NET CASH USED IN OPERATING ACTIVITIES	(3,970,719)	(1,557,995)

CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted cash	—	49,693
Sale of property and equipment	—	500
Payment to AHP shareholder for litigation settlement	(1,094,689)	—
Preacquisition loans from subsidiary	85,000	—
Cash acquired from acquisition of subsidiary	3,803,267	—
Net cash provided by continuing investing activities	2,793,578	50,193
Net cash used in discontinued investing activities	—	(2,656)
NET CASH PROVIDED BY (USED) IN INVESTING ACTIVITIES	2,793,578	47,537

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	7,381,563	120,000
Proceeds from exercise of warrants	60,937	—
Proceeds from notes payable	413,917	461,125
Payments on notes payable	(16,765)	(108,359)
Payments of financing costs for capital raise	(678,000)	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	7,161,652	472,766

NET INCREASE (DECREASE) IN CASH	5,984,511	(1,037,692)

CASH - BEGINNING OF PERIOD	26,931	1,065,434
CASH - END OF PERIOD	$6,011,442	$27,742

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$447,691	$16,130

Non-cash investing and financing activities:
Investment in AHA in exchange of assets sold and liabilities assumed	$—	$6,402,278
Common stock issued for acquisition of subsidiaries	68,051,012	—
Common stock issued for subscriptions receivable	4,770,000	—
Related party loans converted to common stock	30,000	—
Notes payable converted to accounts payable	228,518	—
Notes payable converted to common stock	1,725,000	—
Accrued interest converted to convertible notes payable	54,746	—
Deferred tax liability recorded on intangible assets	2,429,500	—
Debt discount on notes payable	659,755	—
Right of use asset added for operating lease	129,971	—

See accompanying notes to the consolidated financial statements.

CLINIGENCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Nine Months Ended September 30, 2021 and 2020

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

AHP is a privately held medical management company and provider network that manages its affiliated medical group, AHP Independent Physicians Association.

Interim Financial Statements

The following condensed consolidated balance sheet as of December 31, 2020, which has been derived from audited financial statements, and the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2021 are not necessarily indicative of results that may be expected for the year ending December 31, 2021. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on April 5, 2021.

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

Pursuant to the AHP Merger Agreement, 1,076,372 of the 19,000,000 of Company Shares issued to AHP valued at $2.06 per share were Litigation Holdback shares, related to two shareholders who were engaged in an Arbitration case with AHP at the time of Closing.

AHP lost the Arbitration case and on September 13, 2021, the Arbitration Court granted the Claimants an award in the amount of $1,091,896 and the Litigation Holdback shares were retained by the Company. Therefore, the Company paid the cash settlement for $1,091,896, reduced goodwill by $1,122,636 and reduced equity for $2,216,250 representing the original value of the shares returned.

Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  The Company has an accumulated deficit of $27,305,852 at September 30, 2021. This factor, among others, raise substantial doubt about the ability of the Company to continue as a going concern for the next twelve months from the date that the financial statements are issued.  Management’s plans and assessment of the probability that such plans will mitigate and alleviate any substantial doubt about the Company’s ability to continue as a going concern, is dependent upon the ability to attain funding to secure additional resources to generate sufficient revenues and increased margin, which without these represent the principal conditions that raise substantial doubt about our ability to continue as a going concern.

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

For the nine months ended September 30, 2021, our operations lost $9,074,547, of which approximately $3,812,750 was non-cash.

At September 30, 2021, we had total current assets of $11,607,729 and current liabilities of $6,534,518 resulting in working capital of $5,073,211, of which $128,176 was related party notes payable. At September 30, 2021, we had total assets of $83,271,518 and total liabilities of $9,331,900, resulting in stockholders’ equity of $73,939,618.

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

The components of loss from discontinued operations presented in the consolidated statements of operations for the nine months ended September 30, 2021 are presented as follows:

Sales	$5,958
Cost of sales	(6,795)
General and administrative expenses	(101,100)
Depreciation and amortization	(75)
Interest expense	(263)
Loss from operations	(102,275)
Gain on disposal of HealthDatix	142,027
Income from discontinued operations	$39,752

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Clinigence Health, Inc., Accountable Healthcare America Inc., and AHP Management Inc.  All intercompany accounts and transactions have been eliminated.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The Company’s significant estimates used in these financial statements include, but are not limited to, accounts receivable reserves, the valuation allowance related to the Company’s deferred tax assets, the recoverability and useful lives of long-lived assets, debt conversion features, stock-based compensation, certain assumptions related to the valuation of the reserved shares and the assets acquired and liabilities assumed related to the Company’s acquisitions. Certain of the Company’s estimates could be affected by external conditions, including those unique to the Company and general economic conditions. It is reasonably possible that these external factors could have an effect on the Company’s estimates and could cause actual results to differ from those estimates.

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

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. The Company does not have any cash equivalents as of September 30, 2021 and December 31, 2020. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured.

Accounts Receivable

The Company analyzes the collectability of accounts receivable from continuing operations each accounting period and adjusts its allowance for doubtful accounts accordingly.  A considerable amount of judgment is required in assessing the realization of accounts receivables, including the creditworthiness of each customer, current and historical collection history and the related aging of past due balances.  The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment. As of September 30, 2021, no customers represented more than 10% of total accounts receivable

Property and equipment and depreciation

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

Goodwill

Goodwill represents the net identifiable assets acquired and the liabilities assumed of AHA and AHP and the fair market value of the common shares issued by the Company for the acquisition of AHA and AHP. In accordance with ASC Topic No. 350 “Intangibles – Goodwill and Other”), the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test, and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified. No impairment was recorded during the nine months ended September 30, 2021.

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

Deferred Revenue

Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s support and maintenance services, the Company recognizes such revenues when services are completed and billed. The Company has received deposits from its various customers that have been recorded as deferred revenue and presented as current liabilities in the amount of $45,022 and $76,687 as of September 30, 2021 and December 31, 2020, respectively.

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

The estimated fair value of certain financial instruments, including cash and cash equivalents, accounts receivable, and accounts payable are carried at historical cost basis, which approximates their fair values because of the short-term nature of these instruments. The carrying amounts of our short- and long-term credit obligations approximate fair value because the effective yields on these obligations, which include contractual interest rates taken together with other features such as concurrent issuances of warrants and/or embedded conversion options, are comparable to rates of returns for instruments of similar credit risk. The Company’s investment in AHA was valued at level 3 input.

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

The Company accounts for convertible instruments (when it has been determined that the embedded conversion options should not be bifurcated from their host instruments) as follows: The Company records, when necessary, discounts to convertible notes for the intrinsic value of conversion options embedded in debt instruments based upon the differences between the fair value of the underlying common stock at the commitment date of the note transaction and the effective conversion price embedded in the note. Debt discounts under these arrangements are amortized over the term of the related debt to their stated date of maturity.

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

Revenue Recognition

Revenue is generated by software licenses, training, and consulting. Software licenses are provided as SaaS-based subscriptions that grants access to proprietary online databases and data management solutions. Training and consulting are project based and billable to customers on a monthly-basis or task-basis.

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

AHP negotiates fixed per-member, per-month (PMPM) rates (Capitation) with third-party insurers for a fixed period of time. The Independent Physicians Association (“IPA”) recognizes capitation payments received in advance from third-party insurers as revenue on a monthly basis without regard to the frequency, extent, or nature of the medical services actually furnished.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $21,154 and $41,418 were charged to operations for the nine months ended September 30, 2021 and 2020, respectively.

Recent Accounting Pronouncements

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

Note 4 – Property and Equipment

Property and equipment are carried at cost and consist of the following at September 30, 2021 and December 31, 2020:

	2021	2020
Office equipment and fixtures	$5,300	$5,300
Computer hardware	41,065	41,065
Computer software	16,121	16,121
Less: Accumulated depreciation	(53,088)	(50,095)
Property, Plant and Equipment, Net	$9,398	$12,391

Depreciation expense of $2,992 and $13,376 was charged to operations for the nine months ended September 30, 2021 and 2020, respectively.

Note 5 – Intangible Assets

The following tables provide detail associated with the Company’s acquired identifiable intangible assets:

	As of September 30, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Amortized intangible assets:
Member relationships	$6,444,000	$(250,600)	$6,193,400	15
Trademarks	545,000	(52,986)	492,014	6
PHP technology	2,729,000	(144,720)	2,584,280	11
Total	$9,718,000	$(448,306)	$9,269,694

Aggregate Amortization Expense:

For the nine months ended September 30, 2021	$448,306

Note 6 – Investment in ACMG

In connection with the acquisition of Accountable Care Medical Group of Florida, Inc. (“ACMG”), AHA defaulted on its payment obligations of $15,000,000 by the extended payment due date of November 15, 2020. Accordingly, AHA was required to return 71% of its ownership to the shareholders of ACMG in full settlement of the default. Consequently, AHA deconsolidated its reporting of ACMG. The Company recognized that AHA held a non-controlling 29% equity ownership interest in ACMG as of February 28, 2021 that was required to be measured at fair value. The Company determined through the services of an independent valuation under ASC 805 using an income approach, market approach, and asset-based approach that the fair value of its 29% equity ownership interest in ACMG is $7,134,000. For the period March 1, 2021 through September 30, 2021, the Company reported income from earnings from its investment in ACMG of $444,171. Investment in ACMG was $7,578,171 at September 30, 2021.

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

Operating lease ROU assets and operating lease liabilities are recorded on the consolidated balance sheet as follows:

September 30,
2021
Operating Lease:
Operating lease right-of-use assets, net	$108,842
Current portion of operating lease liabilities	45,440
Operating lease liabilities, net of current portion	67,882

As of September 30, 2021, the weighted-average remaining lease term of the operating lease was 2.3 years. The weighted-average discount rate for the operating lease was 6.75%.

The following table summarizes maturities of operating lease liabilities based on lease term as of September 30, 2021:

2021	$12,614
2022	51,800
2023	53,354
2024	4,457
Total lease payments	122,225
Less: Imputed interest	8,903
Present value of lease liabilities	$113,322

At September 30, 2021, the Company had the following future minimum payments due under the non-cancelable lease:

2021	$12,614
2022	51,800
2023	53,354
2024	4,457
Total minimum lease payments	$122,225

Consolidated rental expense from continuing operations for all operating leases was $68,497 and $82,374 for the nine months ended September 30, 2021 and 2020, respectively.

The following table summarizes the cash paid and related right-of-use operating lease recognized for the nine months ended September 30, 2021.

Nine Months Ended
September 30, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$37,688
Right-of-use lease assets obtained in the exchange for lease liabilities:
Operating leases	16,649

Note 8 - Earnings (Loss) Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants, and convertible debt have not been included in the computation of diluted net loss per share for the nine months ended September 30, 2021 and 2020 as the result would be anti-dilutive.

	Nine Months Ended
	September 30,
	2021	2020
Stock options	2,965,431	1,174,814
Stock warrants	11,573,231	557,873
Total shares excluded from calculation	14,538,662	1,732,687

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

Stock option activity during the nine months ended September 30, 2021 and 2020 follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2019	48,854	$5.11	8.05
Options granted	1,130,734	1.49
Options expired	(400)	0.01
Options cancelled	(4,374)	5.56
Options outstanding at September 30, 2020	1,174,814	$1.61	8.36
Options outstanding at December 31, 2020	1,174,814	$1.61	8.11
Options granted	1,300,000	1.66
Options assumed in merger	490,617	2.00
Options outstanding at September 30, 2021	2,965,431	$1.70	7.10

Options outstanding at September 30, 2021 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
August 5, 2019	40,480	40,480	$5.56	August 5, 2029
October 29, 2019	3,600	3,600	$0.0725	June 6, 2027
January 27, 2020	307,884	307,884	$1.50	January 27, 2030
January 27, 2020	225,000	225,000	$1.50	January 27, 2027
February 29, 2020	95,794	95,794	$1.25	February 28, 2030
May 11, 2020	380,000	380,000	$1.50	May 11, 2027
June 30, 2020	122,056	122,056	$1.45	June 30, 2030
January 28, 2021	1,000,000	1,000,000	$1.61	January 28, 2031
January 28, 2021	225,000	225,000	$1.61	January 28, 2028
February 25, 2021	290,617	290,617	$2.00	March 15, 2025
February 25, 2021	200,000	200,000	$2.00	February 25, 2031
August 16, 2021	75,000	75,000	$2.51	August 16, 2027
Total	2,965,431	2,965,431

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

Warrant activity during the nine months ended September 30, 2021 and 2020 follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2019	1,065,251	$6.04	5.17
Warrants cancelled	(507,378)	—
Warrants outstanding at September 30, 2020	557,873	6.77	4.04
Warrants outstanding at December 31, 2020	557,873	6.77	3.79
Warrants granted	4,648,143	1.94
Warrants exercised	(48,750)	1.25
Warrants assumed in merger	6,415,965	1.74
Warrants outstanding at September 30, 2021	11,573,231	$2.06	5.31

Warrants outstanding at September 30, 2021 consist of:

Date	Number	Number	Exercise	Expiration
Issued	Outstanding	Exercisable	Price	Date
March 21, 2019	96,433	96,433	$6.67	December 31, 2024
April 30, 2019	3,598	3,598	$6.67	December 31, 2024
May 13, 2019	14,393	14,393	$6.67	December 31, 2024
May 28, 2019	199,703	199,703	$6.67	December 31, 2024
June 5, 2019	7,197	7,197	$6.67	December 31, 2024
June 25, 2019	208,361	208,361	$6.67	December 31, 2024
September 6, 2019	25,188	25,188	$6.67	December 31, 2024
October 29, 2019	1,500	1,500	$25.00	February 5, 2023
October 29, 2019	1,500	1,500	$25.00	April 27, 2023
February 25, 2021	1,666,573	1,666,573	$1.55	October 31, 2025
February 25, 2021	500,000	500,000	$4.00	February 26, 2026
February 25, 2021	1,506,452	1,506,452	$1.55	February 1, 2027
February 25, 2021	2,694,190	2,694,190	$1.55	July 31, 2026
May 14, 2021	651,429	651,429	$1.75	May 30, 2027
May 28, 2021	228,571	228,571	$1.75	May 30, 2027
June 11, 2021	182,857	182,857	$1.75	May 30, 2027
June 22, 2021	137,143	137,143	$1.75	May 30, 2027
June 24, 2021	169,143	169,143	$1.75	May 30, 2027
June 28, 2021	45,714	45,714	$1.75	May 30, 2027
June 29, 2021	45,714	45,714	$1.75	May 30, 2027
July 6, 2021	28,571	28,571	$1.75	May 31, 2027
July 22, 2021	12,857	12,857	$1.75	May 31, 2027
July 29, 2021	71,428	71,428	$1.75	May 31, 2027
August 6, 2021	157,143	157,143	$1.75	May 31, 2027
August 11, 2021	128,143	128,143	$1.75	May 31, 2027
August 12, 2021	42,857	42,857	$1.75	May 31, 2027
August 17, 2021	14,286	14,286	$1.75	May 31, 2027
August 27, 2021	28,571	28,571	$1.75	May 31, 2027
August 31, 2021	71,429	71,429	$1.75	May 31, 2027
September 1, 2021	228,572	228,572	$1.75	May 31, 2027
September 3, 2021	50,000	50,000	$1.75	May 31, 2027
September 9, 2021	88,571	88,571	$1.75	May 31, 2027
September 17, 2021	14,286	14,286	$1.75	May 31, 2027
September 20, 2021	422,856	422,856	$1.75	May 31, 2027
September 22, 2021	1,328,002	1,328,002	$1.75	May 31, 2027
September 23, 2021	500,000	500,000	$3.50	May 31, 2027
Total	11,573,231	11,573,231

Note 10 – Convertible Notes Payable

Convertible notes payable consisted of the following at September 30, 2021 and December 31, 2020:

	2021	2020
Notes payable convertible into Clinigence common shares at $1.55 per share; bearing interest at a rate of 10%; net of debt discount of $1,965,155 and $0, respectively; maturing in July 2022	$1,965,155	$—

Included in the liabilities assumed in the AHA merger are convertible promissory notes to various individuals totaling $1,965,155 at September 30, 2021. The face value of the notes at issuance was $7,565,375. The noteholders were granted warrants to purchase the Company’s common stock at $1.55 per share in an amount equal to 50% of the shares to be received upon conversion of the Note.

The debt discount of $7,565,375 is being accreted over 20 months. The accreted balance as of September 30, 2021 is $1,965,155. During the nine months ended September 30, 2021, various noteholders converted principal balances of $1,150,000 into 933,242 common shares.

At the time of issuance of these notes based on independent valuation, debt discounts were calculated and allocated based on the relative values of $2,658,960 for the value of the warrants and $4,906,415 related to a beneficial conversion feature. The total debt discount of $3,703,134 is being accreted over 20 months. The accreted balance as of September 30, 2021 is $1,086,095.

Included in the liabilities assumed in the AHA merger are convertible promissory notes to an individual investor totaling $575,000. The note was entered into on August 25, 2020 and was convertible into AHA’s common stock contingent upon a merger transaction with a SPAC, which did not close. Under an Agreement with the investor signed on April 20, 2021, the Note was deemed to mature as of December 31, 2020 and accrued penalty interest was assessed through April 15, 2021 when the Note (including accrued interest) was to be converted into 625,313 shares of Clinigence common stock consisting of principal of $575,000 and penalty interest of $50,313, valued at $1.00 per share. On September 30, 2021, the Company entered into a promissory note settlement agreement whereby the noteholder converted the principal balance of $575,000 into 191,667 common shares valued at $3.00 per share, and the Company paid $51,750 of accrued interest to the noteholder.

Note 11 – Notes Payable

Notes payable consisted of the following at September 30, 2021 and December 31, 2020:

	2021	2020
Notes payable with maturities between six months and twelve months from the date of issuance with annual percentage interest rates between 24% and 31%	$—	$1,765
SBA Paycheck Protection Program notes payable issued in April 2020 and February 2021 with maturity dates through August 2023 and interest rate of 1%	432,087	311,125
SBA Economic Injury Disaster Loan notes payable issued in May 2020 with a maturity date of May 2051 and interest rate of 3.75%	300,000	150,000
Note payable with a maturity date of January 31, 2023 and interest rate of 12.9%	381,040	—
Total notes payable	1,113,127	462,890
Current portion	(813,127)	(312,890)
Total notes payable, net	$300,000	$150,000

Beginning in April 2018, the Company entered into a series of short-term notes with interest rates ranging from 24% to 31% per annum. Throughout the year ended December 31, 2020 the Company made average monthly principal and interest payments approximating $8,200 per month. The outstanding balance on the short-term notes at September 30, 2021 and December 31, 2020 was $0 and $1,765, respectively.

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

Under the terms of the loan, a portion or all of the loan is forgivable to the extent the loan proceeds are used to fund qualifying payroll, rent and utilities during a designated twenty-four week period. Payments are deferred until the SBA determines the amount to be forgiven. The Company has utilized the proceeds of the PPP loan in a manner which has enabled qualification as a forgivable loan. However, no assurance can be provided that all or any portion of the PPP loans will be forgiven. AHA’s PPP loan of $172,000 was assumed in the merger transaction under the same terms. On June 21, 2021, the first PPP loan in the amount of $311,125 was forgiven by the SBA and reported as other income in the consolidated statement of operations. The balance on the PPP loans was $432,087 and $311,125 as of September 30, 2021 and December 31, 2020, respectively and has been classified as a long-term liability in notes payable, less current portion on the accompanying consolidated balance sheets.

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

Effective February 1, 2021, an Amended and Restated Note was entered into in which the principal amount increased to $840,000 (original Note plus the principal amount of Series D Convertible Shares owned by the Investor) which bears interest at 12.9% and matures on January 31, 2023. The debt premium of $840,000 is being accreted over 23 months. The accreted balance as of September 30, 2021 is $381,040.

Note 12 – Stock Transactions

Common Stock Issued

The Company sold 6,228,571 common shares consisting of 1,000,000 shares valued at $3.00 per share to a strategic investor and 5,228,571 valued at $1.75 per share to various investors for proceeds totaling $12,150,000 during the nine months ended September 30, 2021. The Company received $4,770,000 of the proceeds in October 2021 and recorded a receivable at September 30, 2021. The Company paid the placement agent $678,000 in cash and issued 1,534,287 warrants.

The Company sold 1,250 common shares valued at $1.25 per share to a director for proceeds of $1,562 on September 28, 2021.

In connection with the convertible notes payable (see Note 11 above) various noteholders converted $1,725,000 of principal balance to 933,242 shares of common stock during the nine months ended September 30, 2021. The stock issued was determined based on the terms of the convertible notes.

In connection with the acquisition of AHA the Company issued 14,198,615 common shares valued at $2.06 per share to the shareholders of AHA on February 25, 2021.

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

Note 13 - Income Taxes

A full valuation allowance was recorded against the Company’s net deferred tax assets. A valuation allowance must be established if it is more likely than not that the deferred tax assets will not be realized. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, the Company’s most recent results of operations and expected future profitability. Based on the Company’s cumulative losses in recent years, a full valuation allowance against the Company’s deferred tax assets has been established as Management believes that the Company will not realize the benefit of those deferred tax assets. A deferred tax liability of $2,429,500 was recorded as of September 30, 2021 for the intangible assets acquired from AHA and AHP.

Note 14 – Concentrations and Credit Risk

Sales and Accounts Receivable

The Company had sales to two customers which accounted for approximately 22% and 18%, respectively of total sales for the nine months ended September 30, 2021. The two customers had no accounts receivable balances at September 30, 2021.

The Company had sales to three customers which accounted for approximately 14%, 10% and 10%, respectively of total sales for the nine months ended September 30, 2020. Two of the three customers accounted for 24% and 14%, respectively of accounts receivable at September 30, 2020.

Cash

Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. Cash balances could exceed insured amounts at any given time, however, the Company has not experienced any such losses. The Company did not have any interest-bearing accounts at September 30, 2021 and December 31, 2020, respectively.

Note 15 - Related Party Transactions

Due to Related Parties

Due to related parties with a balance of $128,176 and $30,000 at September 30, 2021 and December 31, 2020, respectively, does not bear interest and is payable on demand. The Company’s former subsidiary, Arcmail owed amounts on a credit card that is guaranteed by the husband of the Company’s Chief Financial Officer, who was held personally responsible by the credit card company for the unpaid balance. The balance of $128,176 was included in the assumed liabilities of the AHA merger transaction. A shareholder and former officer made a $30,000 non-interest bearing loan to the Company on December 31, 2020, which was repaid with common stock on January 28, 2021.

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

September 30,
2021
ASSETS
Current Assets
Cash and cash equivalents	$2,795,216
Accounts receivable	295,939
Prepaid expenses and other assets	71,840
Total Current Assets	3,162,995

Other Assets
Goodwill	31,733,526
Right of use asset, net	108,842
Intangible assets, net	6,685,414
Total Other Assets	38,527,782

Total Assets	$41,690,777

Current Liabilities
Accounts payable and accrued expenses	$2,425,112
Lease liability - current	45,440
Total Current Liabilities	2,470,552

Long-term Liabilities
Lease liability – long-term	67,882

Total Liabilities	$2,538,434

Note 18 – Subsequent Events

The Company evaluated its September 30, 2021 condensed consolidated financial statements for subsequent events through the date the condensed consolidated financial statements were issued.

Business Acquisition

On October 15, 2021, the Company entered into an agreement and plan of merger with Procare Health Inc. (“Procare”), a California corporation, providing for the acquisition of 100% of the outstanding equity securities of Procare in exchange for 759,036 shares of the Company’s common stock. Based in Garden Grove, California and founded in 2011, ProCare is a leading management services organization (“MSO”) that currently provides services for one health maintenance organization (“HMO”) and three independent physician associations (“IPAs”) in Southern and Northern California.

Conversions of Notes Payable

Subsequent to the end of the period through the date of the report, various noteholders converted $670,000 of principal to 432,257 shares of the Company’s common stock, valued at $1.55 per share.

Stock Subscriptions Receivable

Subsequent to the end of the period through the date of the report, the Company received the balance of stock subscriptions receivable of $4,770,000 at September 30, 2021 from the stockholders, and paid $217,000 in placement agent fees.

Common Stock Issued

Subsequent to the end of the period through the date of the report, the Company sold 1,241,072 shares of common stock to various investors valued at $1.75 per share for proceeds of $2,171,875.

Sale of ACMG

On November 13, 2021 our subsidiary AHA, as 29% shareholder of Sellers, entered into a Stock Purchase Agreement (the “ACMG Agreement”) by and among Genuine Health Group, LLC (“Buyer”), Accountable Care Medical Group of Florida, Inc., a Florida corporation (“Accountable Care Medical”), ACMG Health Group LLC, a Florida limited liability company (“ACMG Group”), and ACMG Health Systems, Inc., a Florida corporation (“ACMG Systems” and collectively with Accountable Care Medical and ACMG Group, the “Companies” and each a “Company”), each of the shareholders of Accountable Care Medical listed on Exhibit A of the ACMG Agreement (each a “Seller” and collectively the “Sellers”), and Manuel Lopez, as Sellers’ Representative. The purchase price (“Purchase Price”) to be paid by Buyer for the Equity Interests at Closing and all other rights and benefits conferred to Buyer herein, including, without limitation, the representations, warranties and covenants set forth in this Agreement, shall be Thirty Million Dollars ($30,000,000.00) less certain adjustments set forth in the Agreement. AHA shall be entitled to its 29% pro-rata portion of the purchase Price.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2020, filed with the SEC on April 2, 2021.

  Overview

The Company, together with our recent acquisitions of AHP Health Management Services, Inc. (“AHP”) and Accountable Healthcare America, Inc. (“AHA”) is a technology-enabled, risk-bearing population health management company that manages provider networks.

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

Results of operation

CLINIGENCE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	THREE MONTHS ENDED SEPTEMBER 30,
	2021	2020
Sales	$5,568,757	$350,032
Cost of sales	4,380,671	210,894

Gross profit	1,188,086	139,138

Total operating expenses	2,012,197	(1,636,889)

Loss from operations	(824,111)	1,776,027

Total other income (expenses)	(977,856)	(19,873)

Income (loss) from continuing operations	(1,801,967)	1,756,154
Income (loss) from discontinued operations

Net income (loss)	(1,801,967)	1,756,154

Net loss attributable to noncontrolling interests	101,853	—

Net income (loss) attributable to Clinigence Holdings, Inc.	$(1,903,820)	$1,756,154

CLINIGENCE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	NINE MONTHS ENDED SEPTEMBER 30,
	2021	2020
Sales	$12,873,607	$1,194,250
Cost of sales	10,156,087	674,881

Gross profit	2,717,520	519,369

Total operating expenses	8,628,428	(962,299)

Loss from operations	(5,910,908)	1,481,668

Total other income (expenses)	(3,163,639)	(660,690)

Income (loss) from continuing operations	(9,074,547)	820,978
Income (loss) from discontinued operations	—	39,752

Net income (loss)	(9,074,547)	860,730

Net loss attributable to noncontrolling interests	12,343	—

Net income (loss) attributable to Clinigence Holdings, Inc.	$(9,086,890)	$860,730

Revenue

Our revenue for the three months ended September 30, 2021, was $5,568,757, as compared to $350,032 for the three months ended September 30, 2020. The increase was primarily attributable to the AHP acquisition.

Our revenue for the nine months ended September 30, 2021, was $12,873,607, as compared to $1,194,250 for the nine months ended September 30, 2020. The increase was primarily attributable to the AHP acquisition.

Cost of Services

Expenses related to cost of services for the three months ended September 30, 2021, were $4.3 million, as compared to $210,894 for the same period in 2020. The overall increase was primarily due to the AHP acquisition.

Expenses related to cost of services for the nine months ended September 30, 2021, were $10.1 million, as compared to $674,881 for the same period in 2020. The overall increase was primarily due to the AHP acquisition

Sales and Marketing

Sales and Marketing expense for the three months ended September 30, 2021, was $4,711, compared to $(5,248) for the three months ended September 30, 2020. The increase was primarily attributable to press releases issue during the quarter.

Sales and Marketing expense for the nine months ended September 30, 2021, was $21,154 compared to $168,601 for the nine months ended September 30, 2020. The decrease was primarily attributable to the reduction of sales and marketing personnel for our Clinigence Health subsidiary.

Research and Development

Research and Development expense for the three months ended September 30, 2021, was $72,266 compared to $73,827 for the three months ended September 30, 2020. The decrease was primarily attributable to the reduction of research and development personnel for our Clinigence Health subsidiary.

Research and Development expense for the nine months ended September 30, 2021, was $208,615 compared to $502,961 for the nine months ended September 30, 2020. The decrease was primarily attributable to the reduction of research and development personnel for our Clinigence Health subsidiary.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2021, were $1.74 million, as compared to $698,598 million for the same period in 2020. The increase was primarily attributable to the AHP and AHA acquisitions.

General and administrative expenses for the nine months ended September 30, 2021, were $7.95 million, as compared to $2.87 million for the same period in 2020. The increase was primarily attributable to stock-based compensation expense of $4 million and the AHP and AHA acquisitions.

Gain on Sale of Assets

During the three months ending September 30, 2020, the Company recorded a gain on the sale of intellectual property of $2,404,066. During the nine months ending September 30, 2020, the Company recorded a gain on the sale of intellectual property of $4,732,244.

Amortization

Amortization expense for the three months ended September 30, 2021, was $192,131 as compared to $0 for the same period in 2020. This amount includes the amortization of intangible assets acquired from AHP and AHA.

Amortization expense for the nine months ended September 30, 2021, was $448,306 as compared to $222,032 for the same period in 2020. This amount includes the amortization of intangible assets acquired from AHP and AHA.

Interest Expense

Interest expense for the three months ended September 30, 2021, was $1.56 million as compared to $18,252 for the same period in 2020. The Interest expense reflected was primarily for accretion of debt combined with interest incurred on convertible debt related to the acquisition of AHA.

Interest expense for the nine months ended September 30, 2021, was $3.9 million as compared to $332,528, for the same period in 2020. The Interest expense reflected was primarily for accretion of debt combined with interest incurred on convertible debt related to the acquisition of AHA.

Interest Income

Interest income for the three months ended September 30, 2021, was $270 as compared to $0 for the three months ended September 30, 2020. Interest income reflects interest earned on cash held in deposit accounts.

Interest income for the nine months ended September 30, 2021, was $629 as compared to $0 for the three months ended September 30, 2020. Interest income reflects interest earned on cash held in deposit accounts.

Income from Discontinued Operations

Income from discontinued operations was $39,752 for the for the nine months ended September 30, 2020, as a result of the sale of our HDX subsidiary in 2020.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $101,853 for the three months ended September 30, 2021. The was primarily due to amortization expense on intangibles in the current period allocated to the noncontrolling interest in the AHP VIE.

Net income attributable to noncontrolling interests was $12,343 for the nine months ended September 30, 2021. The was primarily due to amortization expense on intangibles in the current period allocated to the noncontrolling interest in the AHP VIE.

LIQUIDITY AND CAPITAL RESOURCES

General

We had cash of $6,011,442 for the nine months ended September 30, 2021, compared to $ 26,931 as of December 31, 2020, an increase of $5,984,511.

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

Cash Flow Activity

Cash used in operating activities for the nine months ended September 30, 2021, was $3,970,719 as compared to cash used in operating activities of $1,557,995 for the nine months ended September 30, 2020. The increase in cash used in operating activities was primarily driven by our operating revenues not being sufficient to cover our on-going obligations. Additional contributing factors include an increase in accounts receivable of $144,751, an increase in account payable and accrued expenses of $1,445,178, an increase in customer deposits of $13,325, an increase in prepaid expenses of $253,818 income from forgiveness of debt of $311,125, amortization and depreciation expense of $472,428, interest expense associated with debt discount of $3,315,950, accrued interest of $224,466, an AHP purchase price adjustment of $300,000, income from earnings from equity investment of $444,171 and stock-based compensation expense of $4,026,884.

Cash provided by investing activities during the nine months ended September 30, 2021, was $2,793,578, primarily due to cash acquired in the acquisition of AHP, compared to cash used in investing activities of $47,537 from discontinued investing activities, during the nine months ended September 30, 2020.

Cash provided by financing activities for the nine months ending September 30, 2021, was $7,161,652 compared to $472,766 for the nine months ending September 30, 2020 and consisted of proceeds from the sale of common stock of $7,381,563, proceeds from the exercise of warrants of $60,937, proceeds from notes payable of $413,917 offset by payments on notes payable of $16,765 and payments of financing costs for capital raise of $678,000.

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

The notes accompanying our financial statements for the nine months ending September 30, 2021 contain an explanatory paragraph expressing substantial doubt about our ability to continue as a going concern. The financial statements have been prepared “assuming that the Company will continue as a going concern.” Our ability to continue as a going concern is dependent on raising additional capital to fund our operations and ultimately on generating future profitable operations. There can be no assurance that we will be able to raise sufficient additional capital or eventually have positive cash flow from operations to address all of our cash flow needs. If we are not able to find alternative sources of cash or generate positive cash flow from operations, our business and shareholders may be materially and adversely affected.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act, were effective as of September 30, 2021, to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

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

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended September 30, 2021.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 15, 2021.

Clinigence Holdings, Inc.
/s/ Warren Hosseinion
Warren Hosseinion
Chief Executive Officer

/s/ Michael Bowen
Michael Bowen
Chief Financial Officer

