Form 10-K
period 2021-12-31
Clinigence Holdings, Inc.
filed 2022-03-31
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2021

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

(954) 449-4703

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

Yes ☐  No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2021 (the last day of the registrant’s most recently completed second fiscal quarter) based on the closing sale price as reported on the OTCQB Market as approximately $86.25 million. For purposes of calculating the aggregate market value of shares held by non-affiliates, we have assumed that all outstanding shares are held by non-affiliates, except for shares held by each of our executive officers, directors and 5% or greater stockholders. In the case of 5% or greater stockholders, we have not deemed such stockholders to be affiliates unless there are facts and circumstances which would indicate that such stockholders exercise any control over our company, or unless they hold 10% or more of our outstanding common stock. These assumptions should not be deemed to constitute an admission that all executive officers, directors and 5% or greater stockholders are, in fact, affiliates of our company, or that there are not, other persons who may be deemed to be affiliates of our company. Further information concerning shareholdings of our officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

As of March 31, 2022, there were 48,444,979 shares of the Registrant’s $0.001 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE: None

1

Clinigence Holdings, Inc.
FORM 10-K — FOR THE YEAR ENDED DECEMBER 31, 2019

Table of Contents	2

INTRODUCTORY NOTE

This annual report on Form 10-K is for the year ended December 31, 2021. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with the SEC, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this annual report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this annual report. In this annual report, “Company,” “we,” “us” and “our” refer to Clinigence Holdings, Inc. and its subsidiaries.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Company has based these forward-looking statements on the Company’s current expectations and projections about future events. These forward-looking statements are subject to known and unknown risks, uncertainties and assumptions about us and the Company’s subsidiaries that may cause the Company’s actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by such forward-looking statements. In many cases, you can identify forward-looking statements by terminology such as “anticipate,” “estimate,” “believe,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “should,” “will,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and other similar words. However, the absence of these words does not mean that the statements are not forward-looking. Factors that might cause or contribute to a material difference include, but are not limited to, those discussed elsewhere in this Annual Report, including the section entitled “Risk Factors” and the risks discussed in the Company’s other Securities and Exchange Commission filings. These forward-looking statements present our estimates and assumptions only as of the date of this Annual Report on Form 10-K and are subject to change. The following discussion should be read in conjunction with the Company’s audited Consolidated Financial Statements and related Notes thereto included elsewhere in this report.

Table of Contents	3

PART I

ITEM 1.   BUSINESS

OUR COMPANY

Introduction

Clinigence Holdings, Inc, is a technology-enabled, risk-bearing population health management company that manages provider networks. Headquartered in Fort Lauderdale, Florida, with the recent acquisitions of Accountable Healthcare Americas, Inc. (“AHA”), AHP Management, Inc. (“AHP”) and Procare Health, Inc. (“Procare”) our subsidiaries include management services organizations (“MSOs”), affiliated independent practice associations (“IPAs”), and a healthcare information technology company providing a cloud-based platform that enables healthcare organizations to provide value-based care and population health management (PHM).

Clinigence and its subsidiaries, and consolidated variable interest entities (“VIEs”), generate revenue by providing administrative, medical management and clinical services to affiliated IPAs and medical groups The administrative services cover billing, collection, accounting, administrative, quality assurance, marketing, compliance and education. Additionally, we provide Software as a Service (SaaS) to health care practices, including accountable care organizations (“ACOs”), 7 Managed Services Organizations (“MSOs”), health plans, hospitals, and individual providers.

We implement and operate different innovative health care models, primarily including the following integrated operations:

•	IPAs, which contract with physicians and provide care to Medicare, Medicaid, commercial and dual-eligible patients on a risk- and value-based fee basis;
•	MSOs, which provide management, administrative and other support services to our affiliated physician groups such as IPAs;

Subsidiaries

We operate through our subsidiaries, including:

Clinigence Health, Inc. (CHI)

Based in Fort Lauderdale, FL, CHI is a healthcare information technology company providing a cloud-based platform that enables healthcare organizations to provide value-based care and population health management (PHM). Our proprietary cloud-based PHM platform extracts claims and clinical data from multiple claims and EHR systems, which it then uses to report clinical quality measures (GPRO, MIPS, etc.), gaps in care, risk-stratification of patients, generates a utilization dashboard on every provider, has predictive analytics and a provider scorecard. The CHI platform provides SaaS solutions that enable connected intelligence across the care continuum by transforming massive amounts of data into actionable insights. CHI’s solutions help healthcare organizations improve the quality and cost effectiveness of care, enhance population health management and optimize provider networks.

AHP Health Management Services, Inc. (AHP)

Based in Los Angeles, California, AHP’s affiliated IPA, AHISP currently provides care for 22,065 patients, including approximately 1800 Medicare Advantage patients, through a network of 141 primary care physicians and 660 specialists. An IPA is an association of independent physicians, or other organization that contracts with independent physicians, and provides services to HMOs, which are medical insurance groups that provide health services generally for a fixed annual fee, on a negotiated per capita rate, flat retainer fee, or negotiated FFS basis.

Table of Contents	4

Procare Health Inc. (Procare)

Based in Garden Grove, California, Procare is a management services organization (“MSO”) that currently provides services for one health maintenance organization (“HMO”) and three IPAs in Southern and Northern California. MSOs are business organizations that provide the necessary administrative infrastructure and technology for risk-bearing IPAs to function successfully in their relationships with contracted payors and regulatory agencies. MSOs enable physician organizations to succeed in the assumption of financial and population risk, to improve the organization’s performance in care delivery and to provide actionable data analytics. Procare provides claims administration, compliance, credentialing, quality management, utilization management, contracting, provider relations, member services, care management, coding optimization and financial reporting services, among other services.

Investments

Accountable Healthcare America, Inc. (AHA)

Based in Ft. Lauderdale, FL, AHA is a medical management platform company that had an investment in an accountable care organization with approximately (Accountable Care Medical Group of Florida, Inc.” or “ACMG”) 16,000 Medicare members through a network of over 65 providers. Through its investment, AHA provides a suite of services for its providers, including care coordination, high-risk care managers, documentation improvement and medical coding programs, medical management best practices programs, health management programs such as annual wellness visits and chronic care management, and performance improvement plans.

On November 12, 2021, ACMG was sold to Genuine Health Group, LLC for a purchase price of $30 million less costs and adjustments. AHA’s share of the proceeds was $5,887,806. Cash of $4,554,676 was received at Closing, and a receivable of $1,333,130 was recorded. The Stock Purchase Agreement also contains additional earn out consideration payments upon which AHA is expected to receive its pro-rata portion, however, we cannot assign a definitive value to the contingent consideration at this time

Our Revenue Streams

Our revenue reflected in the accompanying consolidated financial statements includes revenue generated by our subsidiaries and consolidated entities. Revenue generated by consolidated entities, however, does not necessarily result in available or distributable cash for the Company. Our revenue streams flow from various multi-year renewable contractual arrangements that vary by type of business operation as follows:

Capitation Revenue

Our capitation revenue comes from our AHP subsidiary and consists primarily of capitated fees for medical services its VIE AHISP provides under capitated arrangements made directly with various managed care providers including HMOs. Capitation revenues are typically prepaid monthly to us based on the number of enrollees selecting us as their healthcare provider. Capitation is a fixed payment amount per patient per unit of time paid in advance for the delivery of health care services, whereby the service providers are generally liable for excess medical costs. The actual amount paid is determined by the ranges of services provided, the number of patients enrolled, and the period of time during which the services are provided. Capitation rates are generally based on local costs and average utilization of services. Because Medicare pays capitation using a “risk adjustment model,” which compensates managed care providers based on the health status (acuity) of each individual enrollee, managed care providers with higher acuity enrollees receive more, and those with lower acuity enrollees receive less, capitation that can be allocated to service providers. Under the risk adjustment model, capitation is paid on an interim basis based on enrollee data submitted for the preceding year and is adjusted in subsequent periods after the final data is compiled.

Table of Contents	5

Per member per month (“PMPM”) managed care contracts generally have a term of one year or longer. All managed care contracts have a single performance obligation that constitutes a series for the provision of managed healthcare services for a population of enrolled members for the duration of the contract. The transaction price for PMPM contracts is variable as it primarily includes PMPM fees associated with unspecified membership that fluctuates throughout the term of the contract. In certain contracts, PMPM fees also include adjustments for items such as performance incentives, performance guarantees and risk shares.

SaaS Subscriptions Revenue

Our SaaS revenue comes from our CHI subsidiary. SaaS-based subscriptions are generally marketed under multi-year agreements with annual, semi-annual, quarterly, or month-to-month renewals and revenue is recognized ratably over the renewal period with the unearned amounts received recorded as deferred revenue.

Management Fee Income

Procare’s revenue is generated primarily through management fees that are received based on Gross Capitation Revenues of the IPA/Physician Groups. Revenue is paid monthly and is a flat fixed rate determined by the agreement. In addition to Management Fees, there is revenue generated through consultant services that are charged as a flat fixed rate and represent a small portion of the total revenue.

Our Key Payors

A limited number of payors represent a significant portion of our net capitation revenue. For the year ended December 31, 2021, two payors accounted for an aggregate of 23% of our total net capitation revenue and in 2022 we expect to derive a significant portion of our revenues from these two payors.

Our Key Customers

In 2020, the largest two SaaS customers represented 24% of revenues during that period.

Our Strengths and Advantages

The combination of the four companies fuses a healthcare information technology company with medical management companies to form a unique, scalable operating platform that we believe is well positioned for the ongoing transition of U.S. healthcare from fee-for-service payments to value-based reimbursements, including full-risk, global capitation models. The platform also addresses another major theme in U.S. healthcare: faced with mounting costs, shifting regulations and burdensome billing, reporting and technology requirements, many physicians and medical groups have been selling their practices to larger hospital systems. The strategy of the combined company is to be one of the few, technology-enabled national medical groups by acquiring and/or operating medical groups, independent practice associations (“IPAs”), accountable care organizations (“ACOs”), management services organizations (“MSOs”) and individual practices, allowing providers to focus on providing the best quality of care to their patients.

Regulatory Environment

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships with our providers, vendors and clients, our marketing activities and other aspects of our operations. Of particular importance are:

•	the federal physician self-referral law, commonly referred to as the Stark Law;
•	the federal Anti-Kickback Act;
•	the criminal healthcare fraud provisions of HIPAA;
•	the federal False Claims Act;
•	reassignment of payment rules that prohibit certain types of billing and collection;
•	similar state law provisions pertaining to anti-kickback, self-referral and false claims issues;
•	state laws that prohibit general business corporations, such as us, from practicing medicine;
•	laws that regulate debt collection practices as applied to our debt collection practices;

Table of Contents	6

Patient Protection and Affordable Care Act or PPACA

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

Protected Health Information (PHI)

HIPAA establishes a set of basic national privacy and security standards for the protection of protected health information, or PHI, by health plans, healthcare clearinghouses and certain healthcare providers, referred to as covered entities, and the business associates with whom such covered entities contract for services, which includes us.

Because of the extreme sensitivity of the PHI we store and transmit, the security features of our technology platform are very important. If our security measures, some of which are managed by third parties, are breached or fail, unauthorized persons may be able to obtain access to sensitive client and patient data, including HIPAA-regulated PHI.

Corporate Practice of Medicine

Our consolidated financial statements include our subsidiaries and VIE. Some states have laws that prohibit business entities with non-physician owners, such as Clinigence and its subsidiaries, from practicing medicine, employing physicians to practice medicine, or exercising control over medical decisions by physicians. These laws are generally referred to as corporate practice of medicine laws. States that have corporate practice of medicine laws permit only physicians to practice medicine, exercise control over medical decisions or engage in certain arrangements, such as fee-splitting, with physicians. In these states, a violation of the corporate practice of medicine prohibition constitutes the unlawful practice of medicine, which is a public offense punishable by fines and other criminal penalties. In addition, any physician who participates in a scheme that violates the state’s corporate practice of medicine prohibition may be punished for aiding and abetting a lay entity in the unlawful practice of medicine.

California is a corporate practice of medicine state, and we operate our California based subsidiary AHP by maintaining a long-term MSA with our affiliated IPA, which is owned and operated by physicians only, and employs or contracts with additional physicians to provide medical services. Under the MSA, our wholly owned MSO is contracted to provide non-medical management and administrative services such as financial and risk management as well as information systems, marketing and administrative support to the IPA. The MSA has an initial term of 20 years and is generally not terminable by our affiliated IPA except in the case of bankruptcy, gross negligence, fraud, or other illegal acts by the contracting MSO.

Through the MSA, we have exclusive authority over all non-medical decisions related to the ongoing business operations of the affiliated IPA. Consequently, Clinigence consolidates the revenue and expenses of the affiliated IPA as their primary beneficiary from the date of execution of the MSA.

Under this arrangement our MSO performs only non-medical functions, does not represent to offer medical services, and does not exercise influence or control over the practice of medicine by physicians. The California Medical Board, as well as other states' regulatory bodies, has taken the position that MSAs that confer too much control over a physician practice to MSOs may violate the prohibition against corporate practice of medicine. Some of the relevant laws, regulations, and agency interpretations in California and other states that have corporate practice prohibitions have been subject to limited judicial and regulatory interpretation. Moreover, state laws are subject to change and regulatory authorities. Other parties, including our affiliated IPA, may assert that, despite these arrangements, Clinigence and its subsidiaries are engaged in the prohibited corporate practice of medicine or that such arrangements constitute unlawful fee-splitting between physicians and non-physicians. If this occurred, we could be subject to civil or criminal penalties, our MSA could be found legally invalid and unenforceable in whole or in part, and we could be required to restructure arrangements with our affiliated IPA. If we were required to change our operating structures due to determination that a corporate practice of medicine violation existed, such a restructuring might require revising our MSA terms.

Table of Contents	7

Employees

We presently have 24 total employees all of whom are full-time for operations.

Our Corporate Information

 Our principal corporate office is located at 2455 East Sunrise Blvd. Suite 1204 Fort Lauderdale FL, 33304. We maintain a website at www.clinigencehealth.con and make available there, free of charge, our periodic reports filed with the Securities and Exchange Commission (SEC), as soon as is reasonably practicable after filing. The SEC maintains a website at http://www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers such as us that file electronically with the SEC.

ITEM 1A.   RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, together with all of the other information in this Annual Report on Form 10-K, including the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and our consolidated financial statements and related notes, before making a decision to invest in our common stock The risks and uncertainties described below may not be the only ones we face. If any of the risks actually occur, our business, financial condition, operating results, and prospects could be materially and adversely affected. In that event, the market price of our common stock could decline, and you could lose part or all of your investment.

Summary of Risk Factors

Our business is subject to numerous risks and uncertainties, discussed in more detail in the following section. These risks include, among others, the following key risks:

•	The ongoing coronavirus (COVID-19) pandemic may negatively impact certain aspects of our business, financial condition, results of operations, and growth.
•	Potential changes in laws, accounting principles, and regulations related to VIEs could impact our consolidation of total revenues derived from our affiliated physician groups.
•	The arrangements we have with our VIEs are not as secure as direct ownership of such entities.
•	We currently derive a substantial portion of our revenues in California and are vulnerable to changes in that state.
•	Our business strategy involves acquisitions and strategic partnerships, which can be costly, risky, and complex.
•	We may encounter difficulties in managing our growth, and the nature of our business and rapid changes in the healthcare industry make it difficult to reliably predict future growth and operating results.
•	We could experience significant losses under capitation contracts if our expenses exceed revenues.
•	If our agreements with affiliated physician groups are deemed invalid or are terminated under applicable law, our results of operations and financial condition will be materially impaired.
Table of Contents	8

•	Our revenues and operations are dependent on a limited number of key payors.
•	We may be impacted by a shift in payor mix, including eligibility changes to government and private insurance programs.
•	Many of our agreements with hospitals and medical groups have limited durations, may be terminated without cause by them, and prohibit us from acquiring physicians or patients from or competing with them.
•	Changes to federal, state, and local healthcare law, including the ACA and/or the adoption of a primarily publicly funded healthcare system, may negatively impact our business.
•	Laws regulating the corporate practice of medicine could restrict the manner in which we are permitted to conduct our business and the failure to comply with such laws could subject us to penalties and restructuring.
•	The healthcare industry is intensely regulated at the federal, state, and local levels, and government authorities may determine that we fail to comply with applicable laws or regulations and take actions against us.
•	Controls designed to reduce inpatient services and associated costs may reduce our revenues.
•	If our affiliated physician groups are not able to satisfy California financial solvency regulations, they could become subject to sanctions and their ability to do business in California could be limited or terminated.

Risks Related to Our General Business and Operations

If our internal controls over financial reporting are not considered effective, our business and stock price could be adversely affected.

We are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002, or the Sarbanes-Oxley Act, and the rules and regulations of the applicable listing standards.. We expect that the requirements of these rules and regulations will continue to increase our legal, accounting, and financial compliance costs; make some activities more difficult, time-consuming, and costly; and strain our personnel, systems, and resources.

The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. We are also required to make a formal assessment and provide an annual management report on the effectiveness of our internal control over financial reporting. In order to maintain the effectiveness of our disclosure controls and procedures and internal control over financial reporting, we have expended, and anticipate that we will continue to expend, resources, including accounting-related costs and management oversight.

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

Uncertain or adverse economic conditions could adversely impact us.

A downturn in economic conditions could have a material adverse effect on our results of operations, financial condition, business prospects, and stock price. Historically, government budget limitations have resulted in reduced spending. Given that Medicaid is a significant component of state budgets, an economic downturn would put continued cost containment pressures on Medicaid outlays for healthcare services in California. The existing federal deficit and continued deficit spending by the federal government can lead to reduced government expenditures, including for government-funded programs in which we participate such as Medicare. An economic downturn and sustained unemployment may also impact the number of enrollees in managed care programs and the profitability of managed care companies, which could result in reduced reimbursement rates. Although we attempt to stay informed, any sustained failure to identify and respond to these trends could have a material adverse effect on our results of operations, financial condition, business, and prospects.

Table of Contents	9

Unstable market and economic conditions may have serious adverse consequences on our business, financial condition and results of operations and the price of our common stock.

From time to time, the global credit and financial markets have experienced extreme volatility and disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that future deterioration in credit and financial markets and confidence in economic conditions will not occur. Our business strategy and performance may be adversely affected by any such economic downturn, volatile business environment or continued unpredictable and unstable market conditions. The financial markets and the global economy may also be adversely affected by the current or anticipated impact of military conflict, including the conflict between Russia and Ukraine, terrorism or other geopolitical events. Sanctions imposed by the United States and other countries in response to such conflicts, including the conflict in Ukraine, may also adversely impact the financial markets and the global economy, and any economic countermeasures by the affected countries or others could exacerbate market and economic instability. If the current equity and credit markets deteriorate, it may make any necessary debt or equity financing more difficult, more costly and more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could have a material adverse effect on our business, financial condition and results of operations and the price of our common stock.

The ongoing COVID-19 pandemic may impact certain aspects of our business, financial condition, results of operation, and growth.

The global spread of the COVID-19 pandemic and measures introduced by local, state, and federal governments to contain the virus and mitigate its public health effects have created significant impact to the global economy. We expect the evolving COVID-19 pandemic to continue to impact certain aspects of our business, results of operations, and financial condition and liquidity, but given the uncertainty around the duration and severity of the pandemic, we cannot accurately predict at this time the future potential impact on our business, results of operations, financial condition, and liquidity

Throughout the pandemic, COVID-19 impacted certain aspects of our business as community self-isolation practices and shelter-in-place requirements reduced our inpatient visits. Continued shelter-in-place, quarantine, executive order, or related measures to combat the spread of COVID-19, as well as the perceived need by individuals to continue such practices to avoid infection, among other factors, have impacted and are expected to continue to impact certain aspects of our results of operations, business, and financial condition. These measures and practices resulted in temporary closures of outpatient clinics, and may result in delays in entry into new markets and expansion in existing markets. Governmental authorities in California began reopening and lifting or relaxing shelter-in-place and quarantine measures only to revert back to such restrictions in the face of increases in new COVID-19 cases. In addition, due to the shelter-in-place orders across the country, we have implemented work-from-home policies for many employees, which may impact productivity and disrupt our business operations.

Healthcare organizations around the world, including our medical offices, have faced, and will continue to face, substantial challenges in treating patients with COVID-19, such as the diversion of hospital staff and resources from ordinary functions to the treatment of COVID-19, supply, resource, and capital shortages, and overburdening of staff and resource capacity. In the United States, governmental authorities have also recommended, and in certain cases required, that elective, specialty, and other procedures and appointments, including certain primary care services, be suspended or canceled to avoid non-essential patient exposure to medical environments and potential infection with COVID-19, and to focus limited resources and personnel capacity toward the treatment of COVID-19. Some of these measures and challenges will likely continue for the duration of the pandemic, which is uncertain, and will harm the results of operations, liquidity, and financial condition of these healthcare organizations, including certain of our health network partners. We cannot accurately predict at this time the ultimate severity or duration that the foregoing measures and challenges may have on these healthcare organizations, including us and our health network partners.

Table of Contents	10

The COVID-19 pandemic and similar crises could also diminish the public’s trust in healthcare facilities, especially facilities that fail to accurately or timely diagnose, or are treating (or have treated) patients affected by infectious diseases. As certain of our medical offices treat patients with COVID-19 or other infectious disease, patients may be discouraged from visiting our offices, including cancelling appointments.

Our affiliated physician groups also face an increased risk of infection with COVID-19, which may result in staffing shortages at our offices or increased workers’ compensation claims. While the potential economic impact brought by and the duration of COVID-19 may be difficult to assess or predict, the widespread pandemic has resulted in, and may continue to result in, significant disruption of global financial markets, potentially reducing our ability to access capital, which could in the future negatively affect our liquidity. In addition, a recession or market correction resulting from the spread of COVID-19 could materially affect our business and the value of our common stock.

The global outbreak of COVID-19 continues to rapidly evolve. The ultimate impact of the COVID-19 pandemic or a similar health epidemic is highly uncertain and subject to change. We cannot at this time precisely predict what effects the COVID-19 outbreak will have on certain aspects of our business, results of operations, and financial condition, including due to uncertainties relating to the severity of the disease, the duration of the pandemic, and the governmental responses to the pandemic.

If there is a change in accounting principles or the interpretation thereof affecting consolidation of VIEs, it could impact our consolidation of total revenues derived from our affiliated physician groups.

Our financial statements are consolidated and include the accounts of our majority-wholly owned AHP subsidiary and non-owned affiliated physician group that is a VIE, which consolidation is effectuated in accordance with applicable accounting rules promulgated by the Financial Accounting Standards Board (“FASB”). Such accounting rules require that, under some circumstances, the VIE consolidation model be applied when a reporting enterprise holds a variable interest (e.g., equity interests, debt obligations, certain management, and service contracts) in a legal entity. Under this model, an enterprise must assess the entity in which it holds a variable interest to determine whether it meets the criteria to be consolidated as a VIE. If the entity is a VIE, the consolidation framework next identifies the party, if one exists, that possesses a controlling financial interest in the VIE, and then requires that party to consolidate as the primary beneficiary. An enterprise’s determination of whether it has a controlling financial interest in a VIE requires that a qualitative determination be made and is not solely based on voting rights. If an enterprise determines the entity in which it holds a variable interest is not subject to the VIE consolidation model, the enterprise should apply the traditional voting control model which focuses on voting rights.

In our case, the VIE consolidation model applies to our controlled, but not owned, physician-affiliated entity. Our determination regarding the consolidation of our affiliate, however, could be challenged, which could have a material adverse effect on our operations. In addition, in the event of a change in accounting rules or FASB’s interpretations thereof, or if there were an adverse determination by a regulatory agency or a court or a change in state or federal law relating to the ability to maintain present agreements or arrangements with our affiliated physician group, we may not be permitted to continue to consolidate the revenues of our VIE.

Table of Contents	11

Our business will be subject to the risks of earthquakes, fire, floods and other natural catastrophic events, health epidemics or pandemics, and to interruption by man-made problems such as power disruptions, computer viruses, data security breaches or terrorism.

We expect to have facilities located in the Southeast United States, including Florida, a region known for hurricane activity and Los Angeles California, a region known for earthquakes and wildfires. A significant natural disaster, such as a hurricane, earthquake, wildfire,or flood, occurring at our headquarters, at one of our other facilities or where a business partner is located could adversely affect our business, results of operations and financial condition. Further, if a natural disaster, health epidemics or pandemic, or man-made problem were to affect our network service providers or Internet service providers, this could adversely affect the ability of our customers to use our products and platform. In addition, health epidemics or pandemics, natural disasters and acts of terrorism could cause disruptions in our business, or the businesses of our customers or service providers. We also expect to rely on our network and third-party infrastructure and enterprise applications and internal technology systems for our engineering, sales and marketing and operations activities. Although we maintain incident management and disaster response plans, in the event of a major disruption caused by a health epidemic or pandemic, natural disaster or man-made problem, we may be unable to continue our operations and may endure system interruptions, reputational harm, delays in our development activities, lengthy interruptions in service, breaches of data security and loss of critical data, any of which could adversely affect our business, results of operations and financial condition.

Breaches or compromises of our information security systems or our information technology systems or infrastructure could result in exposure of private information, disruption of our business, and damage to our reputation, which could harm our business, results of operation, and financial condition

As a routine part of our business, we utilize information security and information technology systems and websites that allow for the secure storage and transmission of proprietary or private information regarding our patients, employees, vendors, and others, including individually identifiable health information. A security breach of our network, hosted service providers, or vendor systems, may expose us to a risk of loss or misuse of this information, litigation, and potential liability. Hackers and data thieves are increasingly sophisticated and operate large-scale and complex automated attacks, including on companies within the healthcare industry. Although we believe that we take appropriate measures to safeguard sensitive information within our possession, we may not have the resources or technical sophistication to anticipate or prevent rapidly evolving types of cyber-attacks targeted at us, our patients, or others who have entrusted us with information. Actual or anticipated attacks may cause us to incur costs, including costs to deploy additional personnel and protection technologies, train employees, and engage third-party experts and consultants. We invest in industry-standard security technology to protect personal information. Advances in computer capabilities, new technological discoveries, or other developments may result in the technology used by us to protect personal information or other data being breached or compromised. In addition, data and security breaches can also occur as a result of non-technical failures. To our knowledge, we have not experienced any material breach of our cybersecurity systems. If we or our third-party service providers systems fail to operate effectively or are damaged, destroyed, or shut down, or there are problems with transitioning to upgraded or replacement systems, or there are security breaches in these systems, any of the aforementioned could occur as a result of natural disasters, software or equipment failures, telecommunications failures, loss or theft of equipment, acts of terrorism, circumvention of security systems, or other cyberattacks, we could experience delays or decreases in service, and reduced efficiency of our operations. Additionally, any of these events could lead to violations of privacy laws, loss of customers, or loss, misappropriation or corruption of confidential information, trade secrets or data, which could expose us to potential litigation, regulatory actions, sanctions, or other statutory penalties, any or all of which could adversely affect our business and cause it to incur significant losses and remediation costs.

We rely on complex software systems and hosted applications to operate our business, and our business may be disrupted if we are unable to successfully or efficiently update these systems or convert to new systems.

We are increasingly dependent on technology systems to operate our business, reduce costs, and enhance customer service. These systems include complex software systems and hosted applications that are provided by third parties. Software systems need to be updated on a regular basis with patches, bug fixes, and other modifications. Hosted applications are subject to service availability and reliability of hosting environments. We also migrate from legacy systems to new systems from time to time. Maintaining existing software systems, implementing upgrades, and converting to new systems are costly and require personnel and other resources. The implementation of these systems upgrades, and conversions is a complex and time-consuming project involving substantial expenditures for implementation activities, consultants, system hardware and software, often requires transforming our current business and processes to conform to new systems, and therefore, may take longer, be more disruptive, and cost more than forecast and may not be successful. If the implementation is delayed or otherwise is not successful, it may hinder our business operations and negatively affect our financial condition and results of operations. There are many factors that may materially and adversely affect the schedule, cost, and execution of the implementation process, including, without limitation, problems in the design and testing of new systems; system delays and malfunctions; the deviation by suppliers and contractors from the required performance under their contracts with us; the diversion of management attention from our daily operations to the implementation project; reworks due to unanticipated changes in business processes; difficulty in training employees in the operation of new systems and maintaining internal control while converting from legacy systems to new systems; and integration with our existing systems. Some of such factors may not be reasonably anticipated or may be beyond our control.

Table of Contents	12

We may be unable to renew our leases on favorable terms or at all as our leases expire, which could adversely affect our business, financial condition, and results of operations.

We operate several leased premises. There is no assurance that we will be able to continue to occupy such premises in the future. We may be unable to timely renew such leases or renew them on favorable terms, if at all. If any current lease is terminated or not renewed, we may be required to relocate our operations at substantial costs or incur increased rental expenses, which could adversely affect our business, financial condition, and results of operations.

We currently derive a substantial portion of our revenues in California and are vulnerable to changes in that state.

We primarily operate in California. Any material changes with respect to consumer preferences, taxation, reimbursements, financial requirements, or other aspects of the healthcare delivery in California or the state’s economic conditions could have an adverse effect on our business, results of operations, and financial condition.

Our success depends, to a significant degree, upon our ability to adapt to the ever-changing healthcare industry and continued development of additional services.

Although we expect to provide a broad and competitive range of services, there can be no assurance of acceptance of current services by the marketplace. Our ability to procure new contracts may be dependent upon the continuing results achieved at the current facilities, upon pricing and operational considerations, and the potential need for continuing improvement to our existing services. Moreover, the markets for our new services may not develop as expected nor can there be any assurance that we will be successful in marketing any such services

Risks related to the Healthcare Industry

The healthcare industry is highly competitive.

We compete directly with national, regional, and local providers of inpatient healthcare for patients and physicians. There are many other companies and individuals currently providing healthcare services, many of which have been in business longer and/or have substantially more resources. Since there are virtually no substantial capital expenditures required for providing healthcare services, there are few financial barriers to entry the healthcare industry. Other companies could enter the healthcare industry in the future and divert some or all of our business. We also compete with physician groups and privately-owned healthcare companies in local markets. In addition, our relationships with governmental and private third-party payors are not exclusive and our competitors have established or could seek to establish relationships with such payors to serve their covered patients. Competitors may also seek to compete with us for acquisitions, which could have the effect of increasing the price and reducing the number of suitable acquisitions, which would have an adverse impact on our growth strategy. Individual physicians, physician groups, and companies in other healthcare industry segments, including those with which we have contracts, and some of which have greater financial, marketing, and staffing resources, may become competitors in providing healthcare services, and this competition may have a material adverse effect on our business operations and financial position.

We therefore may be unable to compete successfully and even after we expend significant resources.

Table of Contents	13

New physicians and other providers must be properly enrolled in governmental healthcare programs before we can receive reimbursement for their services, and there may be delays in the enrollment process.

Each time a new physician joins us or our affiliated groups, we must enroll the physician under our applicable group identification number for Medicare and Medicaid programs and for certain managed care and private insurance programs before we can receive reimbursement for services the physician renders to beneficiaries of those programs. The estimated time to receive approval for the enrollment is sometimes difficult to predict and, in recent years, the Medicare program carriers often have not issued these numbers to our affiliated physicians in a timely manner. These practices result in delayed reimbursement that may adversely affect our cash flows.

Changes associated with reimbursements by third-party payors may adversely affect our operations.

The medical services industry is undergoing significant changes with government and other third-party payors that are taking measures to reduce reimbursement rates or, in some cases, denying reimbursement altogether. There is no assurance that government or other third-party payors will continue to pay for the services provided by our affiliated medical groups. Furthermore, there has been, and continues to be, a great deal of discussion and debate about the repeal and replacement of existing government reimbursement programs, such as the ACA. As a result, the future of healthcare reimbursement programs is uncertain, making long-term business planning difficult and imprecise. The failure of government or other third-party payors to cover adequately the medical services provided by us could have a material adverse effect on our business, results of operations, and financial condition.

Our business may be significantly and adversely affected by legislative initiatives aimed at or having the effect of reducing healthcare costs associated with Medicare and other government healthcare programs and changes in reimbursement policies. In order to participate in the Medicare program, we must comply with stringent and often complex enrollment and reimbursement requirements. These programs generally provide for reimbursement on a fee-schedule basis rather than on a charge-related basis. As a result, we cannot increase our revenue by increasing the amount that we and our affiliates charge for services. To the extent that our costs increase, we may not be able to recover the increased costs from these programs. In addition, cost containment measures in non-governmental insurance plans have generally restricted our ability to recover, or shift to non-governmental payors, these increased costs. In attempts to limit federal and state spending, there have been, and we expect that there will continue to be, a number of proposals to limit or reduce Medicare reimbursement for various services. For example, the Medicare Access and CHIP Reauthorization Act of 2015 made numerous changes to Medicare, Medicaid, and other healthcare-related programs, including new systems for establishing annual updates to Medicare rates for physicians’ services.

We may have difficulty collecting payments from third-party payors in a timely manner.

We derive significant revenue from third-party payors, and delays in payment or refunds to payors may adversely impact our net revenue. We assume the financial risks relating to uncollectible and delayed payments. In particular, we rely on some key governmental payors. Governmental payors typically pay on a more extended payment cycle, which could require us to incur substantial expenses prior to receiving corresponding payments. In the current healthcare environment, as payors continue to control expenditures for healthcare services, including through revising their coverage and reimbursement policies, we may continue to experience difficulties in collecting payments from payors that may seek to reduce or delay such payments. If we are not timely paid in full or if we need to refund some payments, our revenues, cash flows, and financial condition could be adversely affected.

Table of Contents	14

Decreases in payor rates could adversely affect us.

Decreases in payor rates, either prospectively or retroactively, could have a significant adverse effect on our revenues, cash flows, and results of operations.

Federal and state laws may limit our ability to collect monies owed by patients.

We use third-party collection agencies whom we do not control to collect from patients any co-payments and other payments for services that our physicians provide. The federal Fair Debt Collection Practices Act of 1977 (the “FDCPA”) restricts the methods that third-party collection companies may use to contact and seek payment from consumer debtors regarding past due accounts. State laws vary with respect to debt collection practices, although most state requirements are similar to those under the FDCPA. Therefore, such agencies may not be successful in collecting payments owed to us and our affiliated physician groups. If practices of collection agencies utilized by us are inconsistent with these standards, we may be subject to actual damages and penalties. These factors and events could have a material adverse effect on our business, results of operations, and financial condition.

We have established reserves for our potential medical claim losses, which are subject to inherent uncertainties, and a deficiency in the established reserves may lead to a reduction in our assets or net incomes.

We establish reserves for estimated IBNR claims. IBNR estimates are developed using actuarial methods and are based on many variables, including the utilization of healthcare services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors. The estimation methods and the resulting reserves are periodically reviewed and updated.

Many of our contracts are complex in nature and may be subject to differing interpretations regarding amounts due for the provision of various services. Such interpretations may not come to light until a substantial period of time has passed. The inherent difficulty in interpreting contracts and estimating necessary reserves could result in significant fluctuations in our estimates from period to period. Our actual losses and related expenses therefore may differ, even substantially, from the reserve estimates reflected in our financial statements. If actual claims exceed our estimated reserves, we may be required to increase reserves, which would lead to a reduction in our assets or net income.

Competition for qualified physicians, employees, and management personnel is intense in the healthcare industry, and we may not be able to hire and retain qualified physicians and other personnel.

We depend on our affiliated physicians to provide services and generate revenue. We compete with many types of healthcare providers, including teaching, research and government institutions, hospitals, and other practice groups, for the services of clinicians and management personnel. The limited number of residents and other licensed providers on the job market with the expertise necessary to provide services within our business makes it challenging to meet our hiring needs and may require us to train new employees, contract temporary physicians, or offer more attractive wage and benefit packages to experienced professionals, which could decrease our profit margins. The limited number of available residents and other licensed providers also impacts our ability to renew contracts with existing physicians on acceptable terms. As a result, our ability to provide services could be adversely affected. Even though our physician turnover rate has remained stable over the last three years, if the turnover rate were to increase significantly, our growth could be adversely affected. Moreover, unlike some of our competitors who sometimes pay additional compensation to physicians who agree to provide services exclusively to that competitor, our affiliated IPAs have historically not entered into such exclusivity agreements and have allowed our affiliated physicians to affiliate with multiple IPAs. This practice may place us at a competitive disadvantage regarding the hiring and retention of physicians relative to those competitors who do enter into such exclusivity agreements.

The healthcare industry is increasingly reliant on technology, which could increase our risks.

The role of technology is greatly increasing in the delivery of healthcare, which makes it difficult for traditional physician-driven companies, such as us, to adopt and integrate electronic health records, databases, cloud-based billing systems, and many other technology applications in the delivery of healthcare services. Additionally, consumers are using mobile applications and care and cost research in selecting and usage of healthcare services. We may need to incur significant costs to implement these technology applications and comply with applicable laws. For example, the nature of our business and the requirements of healthcare privacy laws impose significant obligations on us to maintain privacy and protection of patient medical information. We rely on employees and third parties with technology knowledge and expertise and could be at risk if technology applications are not properly established, maintained, or secured. Any cybersecurity incident, even unintended, could expose us to significant fines and remediation costs and materially impair our business operations and financial position.

Table of Contents	15

If we are unable to effectively adapt to changes in the healthcare industry, including changes to laws and regulations regarding or affecting the U.S. healthcare reform, our business may be harmed.

Due to the importance of the healthcare industry in the lives of all Americans, federal, state, and local legislative bodies frequently pass legislation and promulgate regulations relating to healthcare reform or that affect the healthcare industry. As has been the trend in recent years, it is reasonable to assume that there will continue to be increased government oversight and regulation of the healthcare industry in the future. We cannot assure our stockholders as to the ultimate content, timing, or effect of any new healthcare legislation or regulations, nor is it possible at this time to estimate the impact of potential new legislation or regulations on our business. It is possible that future legislation enacted by Congress or state legislatures, or regulations promulgated by regulatory authorities at the federal or state level, could adversely affect our business or could change the operating environment of the hospitals and other facilities where our affiliated physicians provide services. It is possible that the changes to the Medicare, Medicaid, or other governmental healthcare program reimbursements may serve as precedent to possible changes in other payors’ reimbursement policies in a manner adverse to us. Similarly, changes in private payor reimbursements could lead to adverse changes in Medicare, Medicaid, and other governmental healthcare programs, which could have a material adverse effect on our business, financial condition, and results of operations.

Although we do not anticipate that a single-payer national health insurance system will be enacted by the current Congress, several legislative initiatives have been proposed by members of Congress and presidential candidates that would establish some form of a single public or quasi-public agency that organizes healthcare financing, but under which healthcare delivery would remain private. If enacted, such a system could adversely affect our business.

Consolidation in the healthcare industry could have a material adverse effect on our business, financial condition, and results of operations.

Many healthcare industry participants and payers are consolidating to create larger and more integrated healthcare delivery systems with greater market power. We expect regulatory and economic conditions to result in additional consolidation in the healthcare industry in the future. As consolidation accelerates, the economies of scale of our partners’ organizations may grow. If a partner experiences sizable growth following consolidation, it may determine that it no longer needs to rely on us and may reduce its demand for our products and services. In addition, as healthcare providers consolidate to create larger and more integrated healthcare delivery systems with greater market power, these providers may try to use their market power to negotiate fee reductions for our products and services. Finally, consolidation may also result in the acquisition or future development by our partners of products and services that compete with our products and services. Any of these potential results of consolidation could have a material adverse effect on our business, financial condition and results of operations.

Table of Contents	16

Risks Relating to Regulatory Compliance

Laws regulating the corporate practice of medicine could restrict the manner in which we are permitted to conduct our business and the failure to comply with such laws could subject us to penalties and restructuring.

Some states have laws that prohibit business entities from practicing medicine, employing physicians to practice medicine, exercising control over medical decisions by physicians (also known collectively as the corporate practice of medicine) or engaging in some arrangements, such as fee-splitting, with physicians. In some states these prohibitions are expressly stated in a statute or regulation, while in other states the prohibition is a matter of judicial or regulatory interpretation. California is one of the states that prohibit the corporate practice of medicine.

In California, we operate by maintaining contracts with our affiliated physician group, which is each owned and operated by physicians and which employ or contract with additional physicians to provide physician services. Under this arrangement, our subsidiary provides management services, receives a management fee for providing management services, does not represent to offer medical services, and does not exercise influence or control over the practice of medicine by the physician or the affiliated physician groups. Accordingly, we do not directly own any equity interests in out affiliated physician group in California. In the event that the affiliated physician group arrangement is terminated, we are unable to enforce such arrangement, or the arrangement is invalidated under applicable laws, there could be a material adverse effect on our business, results of operations, and financial condition and we may have to restructure our organization and change our arrangements with our affiliated physician group, which may not be successful.

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

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships with our providers, vendors and clients, our marketing activities and other aspects of our operations. Of particular importance are:

•	the False Claims Act, that provides for penalties against entities and individuals who knowingly or recklessly make claims to Medicare, Medicaid, and other governmental healthcare programs, as well as third-party payors, that contain or are based upon false or fraudulent information;
•	a provision of the Social Security Act, commonly referred to as the “Anti-Kickback Statute,” that prohibits the knowing and willful offering, payment, solicitation, or receipt of any bribe, kickback, rebate, or other remuneration, in cash or in kind, in return for the referral or recommendation of patients for items and services covered, in or in part, by federal healthcare programs such as Medicare and Medicaid;
•	a provision of the Social Security Act, commonly referred to as the Stark Law or physician self-referral law, that (subject to limited exceptions) prohibits physicians from referring Medicare patients to an entity for the provision of specific “designated health services” if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship with the entity, and prohibits the entity from billing for services arising out of such prohibited referrals;
•	a provision of the Social Security Act that provides for criminal penalties on healthcare providers who fail to disclose known overpayments;
Table of Contents	17

•	a provision of the Social Security Act that provides for civil monetary penalties on healthcare providers who fail to repay known overpayments within 60 days of identification or the date any corresponding cost report was due, if applicable, and also allows improper retention of known overpayments to serve as a basis for False Claims Act violations;
•	provisions of the Social Security Act (emanating from the DRA) that require entities that make or receive annual Medicaid payments of $5 million or more from a single Medicaid program to provide its employees, contractors, and agents with written policies and employee handbook materials on federal and state false claims acts and related statutes, that establish a new Medicaid Integrity Program designed to enhance federal and state efforts to detect Medicaid fraud, waste, and abuse, and that increase financial incentives for both states and individuals to bring fraud and abuse claims against healthcare companies;
•	state law provisions pertaining to anti-kickback, self-referral, and false claims issues;
•	provisions of, and regulations relating to, HIPAA that provide penalties for knowingly and willfully executing a scheme or artifice to defraud a healthcare
•	benefit program or falsifying, concealing, or covering up a material fact or making any material false, fictitious, or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items, or services;
•	provisions of HIPAA and the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) limiting how covered entities, business associates, and business associate sub-contractors may use and disclose PHI and the security measures that must be taken in connection with protecting that information and related systems, as well as similar or more stringent state laws;
•	federal and state laws that provide penalties for providers for billing and receiving payments from a governmental healthcare program for services unless the services are medically necessary and reasonable, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered;
•	state laws that provide for financial solvency requirements relating to risk-bearing organizations (“RBOs”), plan operations, plan-affiliate operations and transactions, plan-provider contractual relationships, and provider-affiliate operations and transactions, such as California Business & Professions Code Section 1375.4 (§ 1375.4; Cal. Code Regs., tit. 28, § 1300.75.4 et seq.);
•	federal laws that provide for administrative sanctions, including civil monetary penalties for, among other violations, inappropriate billing of services to federal healthcare programs, payments by hospitals to physicians for reducing or limiting services to Medicare or Medicaid patients, or employing or contracting with individuals or entities who/which are excluded from participation in federal healthcare programs;
•	federal and state laws and policies that require healthcare providers to enroll in the Medicare and Medicaid programs before submitting any claims for services, to promptly report certain changes in its operations to the agencies that administer these programs, and to re-enroll in these programs when changes in direct or indirect ownership occur or in response to revalidation requests from Medicare and Medicaid;
•	state laws that prohibit general business entities from practicing medicine, controlling physicians’ medical decisions or engaging in certain practices, such as splitting fees with physicians;
Table of Contents	18

•	state laws that require timely payment of claims, including §1371.38, et al, of the California Health & Safety Code, which imposes time limits for the payment of uncontested covered claims and required healthcare service plans to pay interest on uncontested claims not paid promptly within the required time period;
•	laws in some states that prohibit non-domiciled entities from owning and operating medical practices in such states;
•	federal and state laws and regulations restricting the techniques that may be used to collect past due accounts from consumers, such as our patients, for services provided to the consumer; and
•	state laws that require healthcare providers that assume professional and institutional risk (i.e., global risk) to either obtain a license under the Knox-Keene Health Care Service Plan Act of 1975 or receive an exemption from the California Department of Managed Healthcare (“DMHC”) for the contract(s) under which the entity assumes global risk.

Any violation or alleged violation of any of these laws or regulations by us or our affiliates could have a material adverse effect on our business, financial condition and results of operations.

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

Table of Contents	19

The impact of recent healthcare reform legislation and other changes in the healthcare industry and in healthcare spending in the US is currently unknown, but may adversely affect our business, financial condition and results of operations.

Our revenue will be dependent on the healthcare industry and could be affected by changes in healthcare spending and policy. The healthcare industry is subject to changing political, regulatory and other influences. The Patient Protection and Affordable Care Act or ACA made major changes in how healthcare is delivered and reimbursed and increased access to health insurance benefits to the uninsured and underinsured population of the United States.

The ACA, among other things, increased the number of individuals with Medicaid and private insurance coverage, implemented reimbursement policies that tie payment to quality, facilitated the creation of accountable care organizations that may use capitation and other alternative payment methodologies, strengthened enforcement of fraud, and abuse laws and encouraged the use of information technology. Several of these changes require implementing regulations which have not yet been drafted or have been released only as proposed rules.

Such changes in the regulatory environment may also result in changes to our payor mix that may affect our operations and revenue.

In addition, certain provisions of the ACA authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services and post-acute services for episodes of hospital care. Further, the ACA may adversely affect payors by increasing medical costs generally, which could have an effect on the industry and potentially impact our business and revenue as payors seek to offset these increases by reducing costs in other areas. The full impact of these changes on us cannot be determined at this time.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third-party payors will pay for healthcare products and services, which could adversely affect our business, financial condition and results of operations.

Compliance with federal and state privacy and data security laws is expensive, and we may be subject to government or private actions due to privacy and security breaches.

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

Table of Contents	20

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

Table of Contents	21

Healthcare providers could be subject to federal and state investigations and payor audits.

Due to our affiliates’ participation in government and private healthcare programs, we are from time to time involved in inquiries, reviews, audits, and investigations by governmental agencies and private payors of our business practices, including assessments of our compliance with coding, billing, and documentation requirements. Federal and state government agencies have active civil and criminal enforcement efforts against healthcare companies, and their executives and managers. The DRA, which provides a financial incentive to states to enact their own false claims acts, and similar laws encourage investigations against healthcare companies by different agencies. These investigations could also be initiated by private whistleblowers. Responding to audit and investigative activities are costly and disruptive to our business operations, even when the allegations are without merit. If we are subject to an audit or investigation, a finding could be made that we or our affiliates erroneously billed or were incorrectly reimbursed, and we may be required to repay such agencies or payors, may be subjected to pre-payment reviews, which can be time-consuming and result in non-payment or delayed payments for the services we or our affiliates provide, and may be subject to financial sanctions or required to modify our operations.

Controls designed to reduce inpatient services and associated costs may reduce our revenues.

Controls imposed by Medicare, Medicaid, and private payors designed to reduce admissions and lengths of stay, commonly referred to as “utilization review,” have affected and are expected to continue to affect our operations. Federal law contains numerous provisions designed to ensure that services rendered by hospitals and other care providers to Medicare and Medicaid patients meet professionally recognized standards and are medically necessary and that claims for reimbursement are properly filed. These provisions include a requirement that a sampling of admissions of Medicare and Medicaid patients must be reviewed by quality improvement organizations, which review the appropriateness of Medicare and Medicaid patient admissions and discharges, the quality of care provided, and the appropriateness of cases of extraordinary length of stay or cost on a post-discharge basis. Quality improvement organizations may deny payment for services or assess fines and also have the authority to recommend to the HHS that a provider is in substantial non-compliance with the standards of the quality improvement organization and should be excluded from participation in the Medicare program. The ACA potentially expands the use of prepayment review by Medicare contractors by eliminating statutory restrictions on its use, and, as a result, efforts to impose more stringent cost controls are expected to continue. Utilization review is also a requirement of most non-governmental managed care organizations and other third-party payors. Inpatient utilization, average lengths of stay and occupancy rates continue to be negatively affected by payor-required pre-admission authorization and utilization review and by third party payor pressure to maximize outpatient and alternative healthcare delivery services for less acutely ill patients. Although we are unable to predict the effect these controls and any changes thereto may have on our operations, significant limits on the scope of our services reimbursed and on reimbursement rates and fees could have a material, adverse effect on our business, financial position, and results of operations.

We do not have a Knox-Keene license.

The Knox-Keene Health Care Service Plan Act of 1975 was passed by the California State Legislature to regulate California managed care plans and is currently administered by the DMHC. A Knox-Keene Act license is required to operate a healthcare service plan, e.g., an HMO, or an organization that accepts global risk, i.e., accepts full risk for a patient population, including risk related to institutional services, e.g., hospital, and professional services. Applying for and obtaining such a license is a time consuming and detail-oriented undertaking. We currently do not hold any Knox-Keene license. If the DMHC were to determine that we have been inappropriately taking risk for institutional and professional services as a result of our various hospital and physician arrangements without having any Knox-Keene license or applicable regulatory exemption, we may be required to obtain a Knox-Keene license and could be subject to civil and criminal liability, any of which could have a material adverse effect on our business, results of operations, and financial condition.

Table of Contents	22

A Knox-Keene Act license or exemption from licensure, where applicable, is required to operate a healthcare service plan, e.g., an HMO, or an organization that accepts global risk, i.e., accepts full risk for a patient population, including risk related to institutional services, e.g., hospital, and professional services.

If our affiliated physician group is not able to satisfy California financial solvency regulations, they could become subject to sanctions and their ability to do business in California could be limited or terminated.

The DMHC has instituted financial solvency regulations. The regulations are intended to provide a formal mechanism for monitoring the financial solvency of a RBO in California, including capitated physician groups. Under current DMHC regulations, our affiliated physician groups, as applicable, are required to, among other things:

•	Maintain, at all times, a minimum “cash-to-claims ratio” (which means the organization’s cash, marketable securities, and certain qualified receivables, divided by the organization’s total unpaid claims liability) of 0.75; and
•	Submit periodic reports to the DMHC containing various data and attestations regarding their performance and financial solvency, including IBNR calculations and documentation and attestations as to whether or not the organization (i) was in compliance with the “Knox-Keene Act” requirements related to claims payment timeliness, (ii) had maintained positive tangible net equity (“TNE”), and (iii) had maintained positive working capital.

In the event that a physician group is not in compliance with any of the above criteria, it would be required to describe in a report submitted to the DMHC the reasons for non-compliance and actions to be taken to bring it into compliance. Under such regulations, the DMHC can also make some of the Information contained in the reports, public, including, but not limited to, whether or not a particular physician organization met each of the criteria. In the event any of our affiliated physician groups are not able to meet certain of the financial solvency requirements, and fail to meet subsequent corrective action plans, it could be subject to sanctions, or limitations on, or removal of, its ability to do business in California. There can be no assurance that our affiliated physician group, such as our IPA, will remain in compliance with DMHC requirements or be able to timely and adequately rectify non-compliance. To the extent that we need to provide additional capital to our affiliated physician group in the future in order to comply with DMHC regulations, we would have less cash available for other parts of our operations.

Our revenue will be negatively impacted if our physicians fail to appropriately document their services.

We rely upon our affiliated physicians to appropriately and accurately complete necessary medical record documentation and assign appropriate reimbursement codes for their services. Reimbursement is conditioned upon, in part, our affiliated physicians providing the correct procedure and diagnosis codes and properly documenting the services themselves, including the level of service provided and the medical necessity for the services. If our affiliated physicians have provided incorrect or incomplete documentation or selected inaccurate reimbursement codes, this could result in non-payment for services rendered or lead to allegations of billing fraud. This could subsequently lead to civil and criminal penalties, including exclusion from government healthcare programs, such as Medicare and Medicaid. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that certain amounts are not covered, services provided were not medically necessary, or supporting documentation was not adequate. Retroactive adjustments may change amounts realized from third-party payors and result in recoupments or refund demands, affecting revenue already received.

Table of Contents	23

Primary care physicians may seek to affiliate with our and our competitors’ IPAs at the same time.

It is common in the medical services industry for primary care physicians to be affiliated with multiple IPAs. Our affiliated IPA therefore may enter into agreements with physicians who are also affiliated with our competitors. However, some of our competitors at times have agreements with physicians that require the physician to provide exclusive services. Our affiliated IPA often has no knowledge, and no way of knowing, whether a physician is subject to an exclusivity agreement without being informed by the physician. Competitors could initiate lawsuits against us alleging in part interference with such exclusivity arrangements. An adverse outcome from any such lawsuit could adversely affect our business, cash flows and financial condition.

If we inadvertently employ or contract with an excluded person, we may face government sanctions.

Individuals and entities can be excluded from participating in the Medicare and Medicaid programs for violating certain laws and regulations, or for other reasons such as the loss of a license in any state, even if the person retains other licensure. This means that the excluded person and others are prohibited from receiving payments for such person’s services rendered to Medicare or Medicaid beneficiaries, and if the excluded person is a physician, all services ordered (not just provided) by such physician are also non-covered and non-payable. Entities that employ or contract with excluded individuals are prohibited from billing the Medicare or Medicaid programs for the excluded individual’s services and are subject to civil penalties if it does. The U.S. Department of Health and Human Services Office of the Inspector General maintains a list of excluded persons. Although we have instituted policies and procedures to minimize such risks, there can be no assurance that we will not inadvertently hire or contract with an excluded person, or that our employees or contracts will not become excluded in the future without our knowledge. If this occurs, we may be subject to substantial repayments and civil penalties which could adversely affect our business, cash flows, and financial condition.

We may be subject to liability for failure to fully comply with applicable corporate and securities laws.

We are subject to various corporate and securities laws. Any failure to comply with such laws could cause government agencies to take action against us, which could restrict our ability to issue securities and result in fines or penalties. Any claim brought by such an agency could also cause us to expend resources to defend ourselves, divert the attention of our management from our business and could significantly harm our business, operating results, and financial condition, even if the claim is resolved in our favor. We received six (6) shareholder demand letters from multiple plaintiffs’ securities law firms in connection with the Company’s proxy statement filed with the SEC on February 14, 2022. This demand letters requested certain additional disclosures in connection with the proposed Nutex Merger. We did not provide any further disclosures. As of this Annual Report on Form 10-K, no further action has been taken by these shareholders and no lawsuit has been filed against us by these firms.

We cannot preclude the possibility that claims or lawsuits brought relating to any alleged securities law violations or breaches of fiduciary duty in connection with the proposed Nutex Merger could potentially require significant time and resources to defend and/or settle and distract our management and board of directors from focusing on our business.

We may face lawsuits not covered by insurance and related expenses may be material. Our failure to avoid, defend, and accrue for claims and litigation could negatively impact our results of operations or cash flows.

We are exposed to and become involved in various litigation matters arising out of our business, including from time to time, actual or threatened lawsuits. Malpractice lawsuits are common in the healthcare industry. The medical malpractice legal environment varies greatly by state. The status of tort reform, availability of non-economic damages, or the presence or absence of other statutes, such as elder abuse or vulnerable adult statutes, influence the incidence and severity of malpractice litigation. We may also be subject to other types of lawsuits, such as those initiated by our competitors, stockholders, employees, service providers, contractors, or by government agencies, including when we terminate relationships with them, which may involve large claims and significant defense costs. Many states have joint and several liabilities for providers who deliver care to a patient and are at least partially liable. As a result, if one provider is found liable for medical malpractice for the provision of care to a particular patient, all other providers who furnished care to that same patient, including possibly us and our affiliated physicians, may also share in the liability, which could be substantial individually or in aggregate.

Table of Contents	24

The defense of litigation, including fees of legal counsel, expert witnesses, and related costs, is expensive and difficult to forecast accurately. Such costs may be unrecoverable even if we ultimately prevail in litigation and could consume a significant portion of our limited capital resources. To defend lawsuits, it may also be necessary for us to divert officers and other employees from our normal business functions to gather evidence, give testimony, and otherwise support litigation efforts. If we lose any material litigation, we could face material judgments or awards against them. An unfavorable resolution of one or more of the proceedings in which we are involved now or in the future could have a material adverse effect on our business, cash flows, and financial condition. We may also in the future find it necessary to file lawsuits to recover damages or protect our interests. The cost of such litigation could also be significant and unrecoverable, which may also deter us from aggressively pursuing even legitimate claims

Our affiliated physicians are required to carry first dollar coverage with limits of coverage equal to $1.0 million for all claims based on occurrence up to an aggregate of $3.0 million per year We cannot be certain that our insurance coverage will be adequate to cover liabilities arising out of claims asserted against us, our affiliated professional organizations, or our affiliated physicians. Liabilities incurred by us or our affiliates in excess of our insurance coverage, including coverage for professional liability and other claims, could have a material adverse effect on our business, financial condition, and results of operations. Insurance coverage generally must be renewed annually and may not continue to be available to us in future years at acceptable costs and on favorable terms, which could increase our exposure to litigation.

Risks Related to Our Growth Strategy and Business Model

Our growth strategy may not prove viable and we may not realize expected results. In order to grow our business, we plan to drive greater awareness of our affiliated providers and their offerings and adoption of our platform from enterprises across new vertical markets. We intend to increase our investment in sales and marketing, as well as in technological development, to meet evolving customer needs in these and other markets. There is no guarantee, however, that we will be successful in gaining new customers from any or all of these markets. We have limited experience in marketing and selling our products and services generally, and in particular in these new markets, which may present unique and unexpected challenges and difficulties.

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

Table of Contents	25

We could experience significant losses under capitation contracts if our expenses exceed revenues.

Under a capitation contract, a health plan typically prospectively pays an IPA, periodic capitation payments based on a percentage of the amount received by the health plan. Capitation payments, in the aggregate, represent a prospective budget from which an IPA manages care-related expenses on behalf of the population enrolled with that IPA. If our affiliated IPA is able to manage care-related expenses under the capitated levels, we realize operating profits from capitation contracts. However, if care-related expenses exceed projected levels, our affiliated IPA may realize substantial operating deficits, which are not capped and could lead to substantial losses. Additionally, factors beyond our control, such as natural disasters, the potential effects of climate change, major epidemics, pandemics, or newly emergent viruses (such as COVID-19), could reduce our ability to effectively manage the costs of providing healthcare.

If our agreement with our affiliated physician group is deemed invalid or are terminated under applicable law, our results of operations and financial condition will be materially impaired.

There are various state laws, including laws in California, regulating the corporate practice of medicine, which prohibit us from directly owning medical professional entities. These prohibitions are intended to prevent unlicensed persons from interfering with or inappropriately influencing a physician’s professional judgment. These and other laws may also prevent fee-splitting, which is the sharing of professional service income with non-professional or business interests. The interpretation and enforcement of these laws vary significantly from state to state. We currently derive revenues from an MSA arrangement with our affiliated IPA, whereby we provide management and administrative services to them. If this agreement and arrangement is held to be invalid under laws prohibiting the corporate practice of medicine and other laws or if there are new laws that prohibit such agreements or arrangements, a significant portion of our revenues will be lost, resulting in a material adverse effect on our results of operations and financial condition.

The arrangements we have with our VIEs are not as secure as direct ownership of such entities.

Because of corporate practice of medicine laws, we entered into contractual arrangements to manage certain affiliated physician practice groups, which allow us to consolidate those groups for financial reporting purposes. We do not have direct ownership interests in any of our VIEs and are not able to exercise rights as an equity holder to directly change the members of the boards of directors of these entities so as to affect changes at the management and operational level. Under our arrangements with our VIEs, we must rely on their equity holders to exercise our control over the entities. If our affiliated entities or their equity holders fail to perform as expected, we may have to incur substantial costs and expend additional resources to enforce such arrangements.

Any failure by our affiliated entities or their owners to perform their obligations under their agreements with us would have a material adverse effect on our business, results of operations and financial condition.

Our affiliated physician practice group is owned by individual physicians who could die, become incapacitated, or become no longer affiliated with us. Although our MSA with this affiliate provides that they will be binding on successors of current owners, as the successors are not parties to the MSA, it is uncertain in case of the death, bankruptcy, or divorce of a current owner whether their successors would be subject to such MSA.

Our revenues and operations are dependent on a limited number of key payors.

Our operations are dependent on a concentrated number of payors. Two payors accounted for an aggregate of 23% our total net revenue for the year ended December 31, 2021, and two customers accounted for an aggregate 24% of our total net revenue for the year ended December 31, 2020, respectively. We believe that a majority of our revenues will continue to be derived from a limited number of key payors, which may terminate their contracts with us, or our physicians credentialed by them upon the occurrence of certain events. They may also amend the material terms of the contracts under certain circumstances. Failure to maintain such contracts on favorable terms, or at all, would materially and adversely affect our results of operations and financial condition.

Table of Contents	26

An exodus of our patients could have a material adverse effect on our results of operations. We may also be impacted by a shift in payor mix, including eligibility changes to government and private insurance programs.

A material decline, in the number of patients that we and our affiliated physician groups serve, whether a government or a private entity is paying for their healthcare, could have a material adverse effect on our results of operations and financial condition, which could result from increased competition, new developments in the healthcare industry, or regulatory overhauls. In light of the repeal of the individual mandate requirement under the Patient Protection and Affordable Care Act of 2010 (also known as Affordable Care Act or Obamacare) via the Tax Cuts and Jobs Act of 2017, some people are expected to lose their health insurance and thus may not continue to afford services by our managed medical groups. In addition, due to potential decreased availability of healthcare through private employers, the number of patients who are uninsured or participate in governmental programs may increase. A shift in payor mix, from managed care and other private payors to government payors or the uninsured may result in a reduction in our rates of reimbursement or an increase in our uncollectible receivables or uncompensated care, with a corresponding decrease our net revenue. Changes in the eligibility requirements for governmental programs could also change the number of patients who participate in such programs or the number of uninsured patients. For those patients who remain with private insurance, changes in those programs could increase patient responsibility amounts, resulting in a greater risk for uncollectible receivables. Such events could have a material adverse effect on our business, results of operations and financial condition.

We are dependent in part on referrals from third parties and preferred provider status with payors.

Our business relies in part on referrals from third parties for our services. We receive referrals from community medical providers, emergency departments, payors, and hospitals in the same manner as other medical professionals receive patient referrals. We do not provide compensation or other remuneration to referral sources for referring patients to us. A decrease in these referrals due to competition, concerns about our services and other factors could result in a significant decrease in our revenues and adversely impact our financial condition. Similarly, we cannot assure that we will be able to obtain or maintain preferred provider status with significant third-party payors in the communities where we operate. If we are unable to maintain our referral base or our preferred provider status with significant third-party payors, it may negatively impact our revenues and financial performance

Our business model depends on numerous complex management information systems, and any failure to successfully maintain these systems or implement new systems could undermine our ability to receive payments and otherwise materially harm our operations and may result in violations of healthcare laws and regulations.

We depend on a complex, specialized, integrated management information system and standardized procedures for operational and financial information, as well as for our billing operations. We may be unable to enhance existing management information systems or implement new management information systems when necessary. We may experience unanticipated delays, complications, or expenses in implementing, integrating, and operating our systems. Our management information systems may require modifications, improvements, or replacements that may require both substantial expenditures, as well as interruptions in operations. Our ability to create and implement these systems depends on the availability of technology and skilled personnel. Our failure to successfully implement and maintain all of our systems could undermine our ability to receive payments and otherwise have a material adverse effect on our business, results of operations, and financial condition. Our failure to successfully operate our billing systems could also lead to potential violations of healthcare laws and regulations.

Table of Contents	27

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

Table of Contents	28

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

Table of Contents	29

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

Table of Contents	30

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

Table of Contents	31

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2.   PROPERTIES

Our Clinigence and AHA operations office is located at 2455 East Sunrise Blvd. Suite 1204 Fort Lauderdale FL, 33304, AHP’s operations are located at 7422 Garvey Ave. Ste 101 Rosemead, CA 91755, and Procare operations are located at 12828 Harbor Blvd. Garden Grove, CA 92840 which we believe is sufficient to accommodate anticipated future growth. We do not own any real property and operate pursuant to leases on the properties described above. These leases require monthly rental payments ranging from approximately $2,500 to $4,000 and have terms that expire between 2021 and 2024. We believe our existing leased facilities are in good condition and suitable for the conduct of our business.

ITEM 3.   LEGAL PROCEEDINGS

From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended December 31, 2021.

ITEM 4.   MINE SAFETY DISCLOSURES

Reserved.

Table of Contents	32

PART II

ITEM 5.   MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The information presented below is our historical data and not necessarily indicative of our future financial condition or results of operations.

Clinigence’s common stock is listed on the OTCMarketsPink. under the symbol “CLNH.”

Record Holders

 As of March 31, 2021, there are approximately 942 shareholders of record of our common stock based upon our transfer agent’s report. Because many of our shares of common stock are held by brokers and other nominees on behalf of stockholders, including in trust, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

To date we have not paid any cash dividends on our common stock, and we do not contemplate the payment of cash dividends thereon in the foreseeable future. Our future dividend policy will depend on our earnings, capital requirements, financial condition, and other factors relevant to our ability to pay dividends.

Recent Sales of Unregistered Securities

We sold 7,526,786 common shares valued at $1.75 per share to various investors for proceeds totaling $14,421,875 during the year ended December 31, 2021. The Company received $100,000 of the proceeds in the first quarter of 2022 for which a receivable was recorded at December 31, 2021.

We sold 1,250 common shares valued at $1.25 per share to a director for proceeds of $1,562 on September 28, 2021. We sold 1,000,000 common shares valued at $3.00 per share to a strategic investor for proceeds of $3,000,00 on September 30, 2021.

In connection with our convertible notes payable, various noteholders converted $2,395,000 of principal balance to 1,365,501 shares of common stock during the year ended December 31, 2021. The stock issued was determined based on the terms of the convertible notes.

During the year ended December 31, 2021, various shareholders exercised warrants in exchange for 106,578 common shares for proceeds of $153,424.

On December 14, 2021, a shareholder exercised options in exchange for 89,421 common shares valued at $2.00 per share for proceeds of $178,842.

In connection with the acquisition of Procare we issued 607,229 common shares valued at $4.00 per share and 151,807 common shares valued at $446,018 to the shareholders of Procare on October 1, 2021.

In connection with the acquisition of AHA we issued 14,218,248 common shares valued at $2.06 per share to the shareholders of AHA on February 25, 2021.In connection with the acquisition of AHP we issued 19,000,000 common shares valued at $2.06 per share to the shareholders of AHP on February 25, 2021. In connection with the AHA and AHP acquisitions, we issued 750,000 common shares valued at $2.06 per share for consulting services on February 25, 2021.

On January 28, 2021, we issued 182,567 common shares to officers and employees for deferred salaries and bonuses and reimbursed expenses, including 153,606 common shares issued to directors and officers, valued at $.65 per share. On January 28, 2021, we issued 46,154 common shares valued at $.65 per share to a former officer for payment of a note balance of $30,000.

Table of Contents	33

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

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

ITEM 6.   SELECTED FINANCIAL DATA

Reserved.

ITEM 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following management’s discussion and analysis should be read in conjunction with the audited consolidated financial statements and the notes thereto included in Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K.

In this section, “we,” “our,” “ours” and “us” refer to Clinigence Holdings Inc.(“Clinigence”) and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).

Overview

The Company, together with our recent acquisitions of AHP Health Management Services, Inc. (“AHP”), Accountable Healthcare America, Inc. (“AHA”) and Procare Health Inc. (‘Procare”) is a technology-enabled, risk-bearing population health management company that manages provider networks.

Headquartered in Fort Lauderdale, Florida, our subsidiaries include management services organizations (“MSOs”), affiliated independent practice associations (“IPAs”), and a healthcare information technology company providing a cloud-based platform that enables healthcare organizations to provide value-based care and population health management (PHM).

2021 Highlights

Merger with AHP Health Management Services Inc.

On February 25, 2021, we entered into an agreement and plan of merger (the “AHP Merger Agreement”) with AHP Health Management Services, Inc., a California corporation (“AHP”), AHP Acquisition Corp., a Delaware corporation, a wholly owned subsidiary of Clinigence Holdings, Inc. (“Merger Sub”), and Robert Chan (the “Shareholders’ Representative”). The transactions contemplated by the AHP Merger Agreement were consummated on February 26, 2021 (the “AHP Closing”).

Table of Contents	34

The AHP Merger Agreement provided for the merger of Merger Sub with and into AHP, hereafter referred to as the “AHP Acquisition.” As a result of the Acquisition, Merger Sub ceased to exist, and AHP became the surviving corporation and a direct wholly owned subsidiary of Clinigence, and the former stockholders of AHP (the “AHP Stockholders”) have a direct equity ownership in Clinigence. Merger Sub was renamed AHP Health Management Services, Inc. Merger Sub was originally incorporated in Delaware, on January 26, 2021, and had no operating activity prior to the reported transaction.

AHP is a privately held company with controlling interest in its’ affiliate Associated Hispanic Physicians of Southern California IPA, a California Medical corporation, (“AHISP). A key term of the AHP Merger Agreement is that at Closing, AHP Management Inc entered into a Management Services Agreement with AHISP (the “Management Services Agreement”) making AHISP a Variable Interest Entity (VIE) of AHP.

California is a corporate practice of medicine state, and we operate by maintaining a long-term MSA with ASHISP. Under the MSA, our wholly owned AHP subsidiary is contracted to provide non-medical management and administrative services such as financial and risk management as well as information systems, marketing and administrative support to the AHISP. The MSA has an initial term of 20 years and is generally not terminable by AHISP except in the case of bankruptcy, gross negligence, fraud, or other illegal acts by AHP.

Through the MSA, we have exclusive authority over all non-medical decisions related to the ongoing business operations of AHISP. Consequently, the Company consolidates the revenue and expenses of AHISP as their primary beneficiary from the date of execution of the MSA.

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

The AHA Merger Agreement provided for the merger of Merger Sub with and into AHA, hereafter referred to as the “AHA Acquisition.” As a result of the Acquisition, Merger Sub ceased to exist, and AHA became the surviving corporation and a direct wholly owned subsidiary of Clinigence, and the former stockholders of AHA (the “AHA Stockholders”) have a direct equity ownership in Clinigence. Merger Sub was renamed Accountable Healthcare America, Inc. Merger Sub was originally incorporated in Delaware, on January 2, 2020, and had no operating activity prior to the reported transaction.

The AHA Merger Agreement was disclosed on the Company’s current report on Form 8-K filed on March 2, 2021.

At the AHP Closing and the AHA Closing, hereafter collectively referred to as the “Closing”, all of the outstanding shares of AHP common stock (the “AHP Shares”) were converted solely into the right to receive a number of shares of Clinigence common stock (the “Company Shares”) such that the holders of outstanding equity of AHP immediately prior to the Closing own 45%, on a fully-diluted basis, of the outstanding equity of Clinigence immediately following the Closing, and all of the outstanding shares of AHA common stock (the “AHA Shares”) were converted solely into the right to receive a number of the Company Shares such that the holders of outstanding equity of AHA immediately prior to the Closing own 35%, on a fully-diluted basis, of the outstanding equity of Clinigence immediately following the Closing, and holders of outstanding equity of Clinigence immediately prior to the Closing own 20%, on a fully-diluted basis, of the outstanding equity of Clinigence. Additionally, the Company’s AHA Series E Preferred Stock investment was surrendered as part of the Acquisition of 100% of AHA.

Table of Contents	35

The preliminary accounting for our merger with AHP and AHA was disclosed on the Company’s current report on Form 8-K/A filed on May 21, 2021.

Acquisition of Procare Health Inc.

On October 15, 2021, we entered into an agreement and plan of merger (the “Procare Merger Agreement”) with Clinigence Procare Health Inc, a Delaware corporation (“Merger Sub”), Procare Health, Inc., a California corporation (“Procare”), Anh Nguyen (“Majority Stockholder”), and Tram Nguyen (“Minority Stockholder” and together with Majority Stockholder, the “Stockholders”).

The Procare Merger Agreement provided for the merger of Merger Sub with and into Procare, hereafter referred to as the “Acquisition.” As a result of the Acquisition, Merger Sub ceased to exist, and Procare became the surviving corporation and a direct wholly owned subsidiary of Clinigence, and the former stockholders of Procare, the Stockholders, have a direct equity ownership in Clinigence.

Under the terms of the stock purchase agreement, the shares of Procare’s common stock issued and outstanding immediately prior to the Effective Time (other than Cancelled Shares) will be converted into the right to receive by the Stockholders an aggregate of 759,036 (the “Exchange Ratio”) shares of Parent’s common stock (“Stock Consideration”). Twenty Five percent of the Stock Consideration shall be held back and shall be released to Parent or Stockholders, as the case may be, in accordance with the procedures set forth in Section 3.2 the Merger Agreement. In the event that EBITDA is equal to or exceeds $316,265 (the “Minimum EBITDA Amount”) for the Fiscal Year ended December 31, 2021, Stockholders shall be entitled to receive fifty percent (50%) of the Holdback Shares. If the EBITDA for such period is less than $316,265, that portion of the Holdback Shares shall be released to the Parent. In addition, if the EBITDA for the Procare for the period ended December 31, 2022, equals or exceeds the Minimum EBITDA Amount, the remaining fifty percent (50%) of the Holdback Shares shall be released to the Stockholders. In the event that the Minimum EBITDA Amount is not achieved for such period, that portion of the Holdback Shares shall be returned to the Parent.

The Procare Merger Agreement was disclosed on the Company’s current report on Form 8-K filed on October 22, 2021, and the preliminary accounting for our merger with Procare was disclosed on the Company’s current report on Form 8-K/A filed on December 15, 2021.

Recent Developments

Reverse Merger with Nutex

On November 23, 2021, we entered into an Agreement and Plan of Merger (the “Nutex Merger Agreement”) among the Company, Nutex Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of the Company (“Merger Subsidiary”), Nutex Health Holdco LLC, a Delaware limited liability company (“Nutex”), Micro Hospital Holding LLC, a Texas limited liability company (“MHH”) (solely for the purposes of certain Sections), Nutex Health LLC (solely for the purposes of certain Sections) and Thomas Vo, M.D., not individually but in his capacity as the representative of the equityholders of Nutex (the “Nutex Representative”).

Under the terms of the Nutex Merger Agreement, Merger Subsidiary will merge with and into Nutex, with Nutex becoming a wholly-owned subsidiary of the Company (the “Nutex Merger”).

In connection with the Nutex Merger Agreement, Nutex has entered into certain Contribution Agreements with holders of equity interests (“Nutex Owners”) of subsidiaries and affiliates of Nutex and MHH (the “Nutex Subsidiaries”) pursuant to which such Nutex Owners have agreed to contribute certain equity interests in the Nutex Subsidiaries to Nutex in exchange for specified equity interests in Nutex (collectively, the “Contribution Transaction”).

Table of Contents	36

Pursuant to the Nutex Merger Agreement, each unit representing an equity interest in Nutex issued and outstanding immediately prior to the effective time of the Merger but after the Contribution Transaction (collectively, the “Nutex Membership Interests”) shall be converted into the right to receive 3.571428575 (the “Exchange Ratio”) shares of common stock (“Company Common Stock”) of the Company, par value $0.001 per share. The Exchange Ratio may be adjusted proportionally upward based on potential pre-Closing redemptions of Nutex Membership Interests taking into account any new debt incurred by Nutex to finance such redemptions.

The aggregate number of Nutex Membership Interests outstanding immediately prior to the Effective Time of the Merger will be equal to the aggregate EBITDA of Nutex and the contributing percentages of the Nutex Subsidiaries for the trailing 12-month period ended September 30, 2021 (“TTM EBITDA”). The aggregate number of shares of Company Common Stock to be issued in the Merger will be equal to (a) ten times TTM EBITDA (minus the aggregate debt of the Nutex Subsidiaries and Nutex facilities outstanding as of Closing, including any new debt incurred to finance the redemptions of Nutex Membership Interests divided by (b) $2.80 (the “Merger Consideration”).

The aggregate number of Nutex Membership Interests outstanding immediately prior to the Effective Time of the Merger will be equal to (a) with respect to ramping and mature hospitals the aggregate EBITDA of Nutex based on the contributed percentages of such hospitals for the trailing 12-month period ended September 30, 2021 (“TTM EBITDA”) and (b) with respect to under construction hospitals, the aggregate capital contribution amounts received from the contributing owners of the under construction hospitals The aggregate number of shares of Company Common Stock to be issued in the Merger will be equal to (x) with respect to the ramping and mature hospitals, (i) ten times TTM EBITDA (minus (A) the aggregate debt of the Nutex Subsidiaries and Nutex facilities outstanding as of Closing, excluding guarantees of mortgage debt of the noncontrolled real estate entities and finance lease obligations reported as indebtedness under GAAP but including any new debt incurred to finance any redemptions of Nutex Membership Interests, plus (B) up to $10,000,000 of cash held by the Nutex Subsidiaries at Closing ) divided by (ii) $2.80 plus (y) with respect to the Under Construction Hospitals, (a) the aggregate capital contribution amounts received from the contributing owners of the Under Construction Hospitals divided by (b) $2.80 (collectively the “Merger Consideration”). The Merger Consideration shall be increased by such number of shares of Company Common Stock as is equal to the number of shares of Company Common Stock as may be issued by Clinigence to a certain consultant as required under the Merger Agreement. In addition, under the terms of the Contribution Agreements owners of the under construction hospitals and ramping hospitals may be entitled to additional shares of Company Common Stock in the future.

The transaction was approved by the Board of Directors of the Company. Consummation of the Merger is subject to various closing conditions, including, among other things, listing of the Company Common Stock on the Nasdaq Capital Market.

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

Results of operation

Our consolidated operating results for the year ended December 31, 2021, as compared to the year ended December 31, 2020 were as follows:

CLINIGENCE HOLDINGS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	YEAR ENDED DECEMBER 31,
	2021	2020
Sales
Capitation revenue, net	16,620,488	—
SaaS revenue	1,653,806	1,585,952
Management services revenue, net	519,489	—
Total sales	18,793,783	1,585,952

Cost of sales	14,647,045	909,780
Gross profit	4,146,738	676,172

Operating expenses
Research and development	285,880	557,257
Sales and marketing	24,449	166,759
General and administrative expenses	12,177,316	3,251,353
Goodwill impairment loss	—	3,471,508
Gain on sale of assets	—	(8,395,702)
Gain on lease termination	—	(25,174)
Loss on sale of fixed assets	—	54,819
Amortization	677,168	222,032
Total operating expenses	13,164,813	(697,148)
Income (loss) from operations	(9,018,075)	1,373,320

Other income (expense)
Loss on extinguishment of debt		(167,797)
Settlement payment from ACMG	522,000
Income from forgiveness of debt	636,807	—
Impairment of Series E investment	—	(6,402,278)
Interest income	917	1,030
Interest expense – debt obligations	(784,012)
Interest expense – accretion of debt discount	(6,011,071)	(335,450)
Total other income (expenses)	(5,635,359)	(6,904,495)

Loss from continuing operations	(14,653,434)	(5,531,175)

Income tax benefit – deferred	984,810	—

Loss from discontinued operations (including gain on disposal of $142,027 for the year ended December 31, 2020)	—	(118,992)

Net loss	(13,688,624)	(5,650,167)

Net income attributable to noncontrolling interests	891	—

Net income (loss) attributable to Clinigence Holdings, Inc.	$(13,669,515)	$(5,650,167)

Table of Contents	37

Revenue

The increase was primarily attributable to the AHP acquisition.

Our total revenue in 2021 was $18.8 million, as compared to $1.5 million in 2020. The increase was primarily attributable to the following:

(i) an increase of $16.6 million in capitation revenue due to the acquisition of AHP Health Management Services, Inc. which was acquired as of February 21, 2021.

(ii) a decrease of $67,854 in SaaS revenue due to a decrease in the number customers subscribing to the technology platform.

(iii) an increase of $519,489 in management services fees due to the acquisitions of AHP health Management Services, Inc. which was acquired as of February 21, 2021 and Procare Health Inc which was acquired as of October 1, 2021.

Cost of Services

Expenses related to cost of services for the year ended December 31, 2021, were $14.6 million, as compared to $909,780 for the same year ended December 31, 2020. The overall increase was primarily due to the AHP acquisition.

Research and Development

Research and Development expense for year ended December 31, 2021, was $285,880 compared to $557,257 for year ended December 31, 2020. The decrease was primarily attributable to the reduction of research and development personnel for our Clinigence Health subsidiary.

Sales and Marketing

Sales and Marketing expense for the year ended December 31, 2021, was $24,449, compared to $166,759 for the year ended December 31, 2020. The decrease was primarily attributable to the reduction of sales and marketing personnel for our Clinigence Health subsidiary.

General and Administrative Expenses

General and administrative expenses for year ended December 31, 2021, were $12.1 million, as compared to $3.25 million for year ended December 31, 2020. The increase was primarily attributable to the AHP, AHA, Procare acquisitions and pending Nutex merger transactional costs as well as to stock-based compensation expenses.

Gain on Sale of Assets

For the year ended December 31, 2020, the Company recorded a gain on the sale of intellectual property of $8,395,702 pursuant to the AHP IP purchase agreement in 2020 with our subsidiary Clinigence Health Inc.

Gain on Lease Termination

For the year ended December 31, 2020, the Company recorded a gain on the termination of the operating lease of $25,174 for the termination of the Atlanta, Georgia office lease for our Clinigence Health subsidiary.

Loss on Sale of Fixed Assets

For the year ended December 31, 2020, the Company recorded a loss on the sale of fixed assets of $54,819 resulting from the termination of the Atlanta, Georgia office lease for our Clinigence Health subsidiary.

Table of Contents	38

Amortization

Amortization expense for the year ended December 31, 2021, was $677,168 as compared to $222,032 for the year ended December 31, 2020. This amount includes the amortization of intangible assets acquired from AHP and AHA.

Loss on extinguishment of debt

For the year ended December 31, 2020, we reported, a non-recurring loss on extinguishment of debt for related party convertible debt conversions of $167,797, which represents the write off of debt discount of the debt assumed by AHA in the IP purchase agreement.

Income from forgiveness of debt

For the year ended December 31, 2021, we had income from forgiveness of debt for the forgiveness of Paycheck Protection Plan (PPP) Loans of $461,125 and $175,682 for our subsidiaries CHI and AHA, respectively.

Impairment of Series E investment

Pursuant to the AHA IP purchase agreement in 2020 with our subsidiary CHI, we recorded a Series E Preferred Stock investment in AHA at $6,402,278 based on 1,252,892 shares outstanding at a fair value of $5.11 per share based on an appraised valuation of the AHA Series E Preferred Stock. As of December 31, 2020, we determined that the fair value of the AHA Series E Preferred Stock fell below its’ carrying value based on an independent valuation report and wrote off the investment in AHA. The Preferred Stock was surrendered pursuant to the AHA Merger Agreement.

Interest Income

Interest income for the year ended December 31, 2021, was $917 as compared to $1,030 for the year ended December 31, 2020. Interest income reflects interest earned on cash held in deposit accounts.

Interest Expense

Interest expense for the year ended December 31, 2021, was $6.8 million as compared to $335,450 for the year ended December 31, 2020. Interest expense was primarily for accretion of debt of $6,011,071 combined with $784,012 interest incurred on convertible debt related to the acquisition of AHA.

Income Tax Benefit

For the year ended December 31, 2021, income tax benefit was recorded for the valuation allowance against the deferred tax liability of $984,810 recorded on the intangible assets acquired from AHA and Procare.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $891 for the year ended December 31, 2021, from our noncontrolling interest in the AHP VIE.

Table of Contents	39

LIQUIDITY AND CAPITAL RESOURCES

General

We had cash of $15,314,328 for the year ended December 31, 2021, compared to $26,931 as of December 31, 2020, an increase of $15,287,397.

We generate cash primarily from capitations, risk pool settlements and incentives, fees for medical management services provided to our physician groups, as well as FFS reimbursements and recurring SaaS Subscriptions.

Historically, the Company’s has experienced significant losses and the major sources of cash have been comprised of proceeds from various public and private offerings of its common stock, debt financings, and option and warrant exercises. During the year ended December 31, 2021, the Company raised approximately $14.4 million in gross proceeds from various public and private offerings of its common stock. Although the Company expects to have sufficient capital to fund its obligations, as they become due, in the ordinary course of business until at least December 31, 2022, the actual amount of cash that it will need to operate is subject to many factors. During the year ended December 31, 2022, the Company expects to collect the receivable of $1.3 million from the sale of its ACMG investment. The Company also decreased its debt in 2021. With the funds raised and the other mitigating factors the Company believes that it has enough cash to fund its operations for one year from the date of filing. Therefore, such conditions of substantial doubt as of December 31, 2021, have subsequently been alleviated.

Cash Flow Activity

Cash used in operating activities for the year ended December 31, 2021, was $6,703,530 as compared to cash used in operating activities of $1,475,075 for the year ended December 31, 2020. The increase in cash used in operating activities was primarily driven by our operating revenues not being sufficient to cover our on-going obligations. Additional contributing factors include an increase in accounts receivable of $74,880, an increase in account payable and accrued expenses of $1,365,554, a decrease in customer deposits of $36,691, an increase in prepaid expenses of $161,155, income from forgiveness of debt of $633,125, deferred tax benefit of $984,810, amortization and depreciation expense of $713,779, interest expense associated with debt discount of $6,011,071, increase in accrued interest of $197,033, an AHP purchase price adjustment of $300,000, a settlement payment of $522,000 from ACMG , non-cash interest expense of $24,372, a decrease in deposits and other assets of $410, a decrease in lease liability of $27,472, an increase in deferred revenue of $97,232 and stock-based compensation expense of $4,026,884.

Cash provided by investing activities for the year ended December 31, 2021, was $7,951,570, primarily due to $4,554,676 from the proceeds of the sale of ACMG. $522,000 in a separation payment from the investment in ACMG and $3,884,583 of cash acquired in the acquisitions of AHP and Procare, and preacquisition loan from subsidiary of $85,000, offset by $1,094,689 in AHP litigation settlement, compared to cash used in investing activities of $60,900 for the year ended December 31, 2020.

Cash provided by financing activities for the year ended December 31, 2021, was $14,039,357, primarily due to $14,323,439 in proceeds from sale of common stock, $153,424 in proceeds from exercise of warrants, $178,842 in proceeds from exercise of options and $413,917 from issuance of notes and convertible notes payable, offset by $16,765 in payments on notes payable and $1,013,500 in payments of financing costs for capital raise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

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

Table of Contents	40

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Clinigence Health, Inc., Accountable Healthcare America Inc., AHP Management Inc., and Procare Health, Inc. All intercompany accounts and transactions have been eliminated.

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

Table of Contents	41

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

Variable interest model

We perform a primary beneficiary analysis on all our identified variable interest entities, which comprises a qualitative analysis based on power and economics. We consolidate a VIE if both power and benefits belong to us – that is, we (i) have the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power), and (ii) have the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE (benefits). We consolidate VIEs whenever it is determined that we are the primary beneficiary.

Noncontrolling Interests

We consolidate variable interest entities (VIEs) in which the Company is the primary beneficiary. Noncontrolling interests represent the amount of net income attributable to the VIEs and is disclosed in the consolidated statements of income.

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

Table of Contents	42

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

Procare’s revenue is generated primarily through management fees that are received based on Gross Capitation Revenues of the IPA/Physician Groups. Revenue is paid monthly and is a flat fixed rate determined by the agreement. In addition to Management Fees, there is revenue generated through consultant services that are charged as a flat fixed rate and represent a small portion of the total revenue.

Cost of Sales

Our costs of sales primarily consist of cloud computing and storage costs, datasets, contracted and internal labor costs and contracted medical provider services.

Advertising Costs

We expense advertising costs as incurred. Advertising costs of $24,449 and $41,418 were charged to operations for the years ended December 31, 2021, and 2020, respectively.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. We do not have any cash equivalents as of December 31, 2021, and 2020. We are exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured.

Table of Contents	43

Accounts Receivable

The Company analyzes the collectability of accounts receivable from continuing operations each accounting period and adjusts its allowance for doubtful accounts accordingly. A considerable amount of judgment is required in assessing the realization of accounts receivables, including the creditworthiness of each customer, current and historical collection history and the related aging of past due balances. The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment. As of December 31, 2021, no customers represented more than 10% of total accounts receivable.

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

Business Combinations

We use the acquisition method of accounting for all business combinations, which requires assets and liabilities of the acquiree to be recorded at fair value, to measure the fair value of the consideration transferred, including contingent consideration, to be determined on the acquisition date, and to account for acquisition related costs separately from the business combination.

Amortization

Intangible assets are amortized using the straight-line method over the estimated lives of the respective assets as follows:

Developed technology	13 years
Customer relationships	10 years

Goodwill

Goodwill represents the net identifiable assets acquired and the liabilities assumed of Procare, AHA and AHP and the fair market value of the common shares issued by the Company for the acquisition of Procare, AHA and AHP. In accordance with ASC Topic No. 350 “Intangibles – Goodwill and Other”), the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified. No impairment was recorded during the year ended December 31, 2021.

Table of Contents	44

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

Deferred Revenue

Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from our support and maintenance services, we recognize such revenues when services are completed and billed. We received deposits from our various customers that have been recorded as deferred revenue and presented as current liabilities in the amount of $173,919 and $76,687 as of December 31, 2021, and 2020, respectively.

Stock-Based Compensation

We account for our stock-based awards granted under our employee compensation plan in accordance with ASC Topic No. 718-20, Awards Classified as Equity, which requires the measurement of compensation expense for all share-based compensation granted to employees and non-employee directors at fair value on the date of grant and recognition of compensation expense over the related service period for awards expected to vest.  We use the Black-Scholes option pricing model to estimate the fair value of its stock options and warrants. The Black-Scholes option pricing model requires the input of highly subjective assumptions including the expected stock price volatility of the Company’s common stock, the risk-free interest rate at the date of grant, the expected vesting term of the grant, expected dividends, and an assumption related to forfeitures of such grants.  Changes in these subjective input assumptions can materially affect the fair value estimate of the Company’s stock options and warrants.

Income Taxes

We account for income taxes using the asset and liability method in accordance with ASC Topic No. 740, Income Taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

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

Table of Contents	45

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

There were no changes in our internal control over financial reporting that occurred during the year ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Contents	46

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives. With the participation of our chief executive officer and chief financial officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021, based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control – Integrated Framework.

Based upon such evaluation, our management concluded that we did maintain effective internal control over financial reporting as of December 31, 2021 based on the COSO framework criteria, as more fully described below.

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

ITEM 9B.   OTHER INFORMATION

None.

Table of Contents	47

PART III

ITEM 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE DIRECTORS AND EXECUTIVE OFFICERS

Our board of directors manages our business and affairs. Under our Articles of Incorporation and Amended and Restated Bylaws, the Board of directors must consist of one or more members and those members hold office until the expiration of the term for which elected and until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal. Currently, our Board consists of ten directors, of which seven directors were appointed to serve on October 29, 2019, three were appointed on February 26, 2021 and one was appointed on July 14, 2021.

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

Michael Bowen, Chief Financial Officer

Mr. Bowen has served as the CFO of Accountable Healthcare America, Inc. since 2014. Mr. Bowen, has over 50 years of broad experience in the world of finance including public transactions such as Initial Public Offerings, mergers and acquisitions, private equity transactions and extensive experience of international securities markets. For the past 10 years, Mr. Bowen has been Chief Financial Officer for a predecessor company of AHA and for AHA. He began his career at Goldman, Sachs & Co.in 1965 where he became a Vice President of the Corporate Finance Department and latterly helped establish the Tokyo office for Goldman Sachs. In 1976, he joined Salomon Brothers with the task of helping establish their first Asian office located in Honk Kong. He then moved to London to rebuild the International Capital Markets business for Chase Manhattan Ltd, the merchant banking arm of Chase Manhattan Bank where he was responsible for all of the international securities business of the bank/merchant bank. Mr. Bowen ended his international career as a Main Board Director for Kleinwort Benson, a British merchant bank where he was responsible for corporate finance business within the USA. Mr. Bowen returned to the US and, after a period of semi-retirement, in 2004 became CFO of TruBamboo, Inc. an innovative company selling bamboo houseware products to large US retailers. In 2008 he joined Diversified Health & Fitness as CFO and in 2014 became CFO of AHA. Mr. Bowen has an MBA from the Darden School of the University of Virginia and a BA also from UVA

Table of Contents	48

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

Elisa Luqman, Executive Vice President of Finance and General Counsel

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

Table of Contents	49

Robert Chan, M.D., Director and President AHP

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

Table of Contents	50

Mark Fawcett, Director, Compensation Committee Chairman

Mr. Fawcett has served as Senior Vice President and Treasurer of Fresenius Medical Care Holdings, Inc. (“FMCH”) and its subsidiaries. FMCH is a wholly-owned subsidiary of Fresenius Medical Care AG & Co. KGaA (NYSE: FMS) (collectively with FMCH and their respective subsidiaries, “FMS”). FMS is a leading provider of chronic kidney failure products and services. Prior to joining FMS, Mr. Fawcett was a director of corporate finance at BankBoston beginning in 1997. Mr. Fawcett held various positions of increasing responsibility beginning in 1988 as an investment banker with Merrill Lynch in New York and London, and then at The Bank of New York. Mr. Fawcett has been a member of the board of directors of Apollo Medical Holdings, Inc. (Nasdaq: AMEH) (“ApolloMed”) since January 2016 and previously served as member of the Board and Chairman of the Compensation Committee of the Company from October 2019 to June 2020. Mr. Fawcett graduated with a B.A. in psychology from Wesleyan University and a M.B.A. from Columbia Business School at Columbia University.

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

Brandon Sim, Director

Mr. Sim is the Chief Operating Officer and Chief Technology Officer at ApolloMed,, where he is responsible for the Company's overall strategy, end-to-end service delivery, non-clinical operations, and all technology aspects of ApolloMed's business, including engineering, IT, data science, and more. He has been the CTO of ApolloMed and its subsidiary, Network Medical Management, since 2019. Prior to joining ApolloMed, Mr. Sim served as a Quantitative Researcher at Citadel Securities from 2015 to 2019. From 2012 to 2015, Mr. Sim co-founded and served as Chief Technology Officer at Theratech, a medical device company focused on developing a low-cost, simple-to-use patch for automated drug delivery. Mr. Sim received both his M.S. in computer science and engineering and B.A. in statistics and physics, magna cum laude with high honors, from Harvard University. Mr. Sim’s qualifications to serve on the Board include his extensive experience and expertise in healthcare management services and population health management technology, including as Chief Operating Officer and Chief Technology Officer of ApolloMed.

Table of Contents	51

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

The names, ages, positions and dates appointed of our current directors and executive officers are set forth below.

(1) Name	Age	Position
Executive Officers and Directors
Dr. Warren Hosseinion	49	Chief Executive Officer and Chairman of the Board
Fred Sternberg	76	President, Director
Michael Bowen	72	Chief Financial Officer
Dr. Lawrence Schimmel	72	Chief Medical Information Officer
Elisa Luqman	57	General Counsel, EVP of Finance and Director
Andrew Barnett	51	Executive Vice President of Corporate Development
Dr. Robert Chan	53	President AHP Health Services, Inc., Director
Non-Management Directors
Martin Breslin	49	Director
Mitchell Creem	61	Director
Mark Fawcett	49	Director
Jacob Margolin	53	Director
David Meiri	53	Director
Brandon Sim	29	Director
John Waters	75	Director

(1) Unless otherwise noted, the address of record for the directors and officers is 2455 East Sunrise Blvd., Suite 1204 Fort Lauderdale, FL 33304

No director or executive officer is party to any arrangement or understanding with another person under which he or she was selected as a director or officer (as applicable).

Table of Contents	52

COMMITTEES OF THE BOARD

 The Board has established an Audit Committee and a Compensation Committee and Governance and Nominating Committee.

Audit Committee

The Audit Committee is responsible for monitoring and reviewing our financial statements and internal controls over financial reporting. In addition, they recommend the selection of the independent auditors and consult with management and our independent auditors prior to the presentation of financial statements to stockholders and the filing of our forms 10-Q and 10-K. The Audit Committee has adopted a charter and it is posted on our web site at www.clinigencehealth.com.

 The Audit Committee consists of Messrs. John Waters, Mitchell Creem and Terence Breslin, with Mr. Waters serving as Chairman. The Company’s Board of Directors has determined that Mr. Waters is an “audit committee financial expert” (as that term is defined under SEC rules implementing Section 407 of the Sarbanes-Oxley Act) and, each of the three audit committee members are “independent” directors that satisfy the heightened audit committee independence requirements under the NASDAQ Listing Rules and Rule 10A-3 of the Exchange Act.

Compensation Committee

The Compensation Committee is responsible for reviewing and recommending to the Board the compensation and over-all benefits of our executive officers. The Compensation Committee may, but is not required to, consult with outside compensation consultants. The Compensation Committee has adopted a charter and the charter is posted on our web site at www.clinigencehealth.com.

The Compensation Committee consists of Messrs. Mark, Fawcett, David Meiri, John Waters, Mitchell Creem, and Terence Breslin.

Governance and Nominating Committee

The Governance and Nominating Committee activities are currently handled by the full board of directors. The Governance and Nominating Committee is responsible for assisting the Board in fulfilling its fiduciary responsibilities with respect to the oversight of the Company’s affairs in the areas of corporate governance and Board membership matters.

LEGAL PROCEEDINGS INVOLVING OFFICERS AND DIRECTORS

None of our directors or executive officers have been involved in any of the legal proceedings described in Item 401(f) of Regulation S-K.

COMPLIANCE WITH SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(e) under the Exchange Act during its most recent fiscal year and through the date hereof and Forms 5 and amendments thereto furnished to the Company with respect to its most recent fiscal year and through the date hereof, and any written representation to the Company from the reporting person that no Form 5 is required, the Form 3 for Mr. Barnett), Mr. Bowen and Ms. Nguyen (merger exchange) and Forms 4 for each of Messrs. Fawcett Hosseinion (merger exchange) were filed late with respect to the fiscal year ended December 31, 2021.

Table of Contents	53

CODE OF ETHICS

The Company has adopted a Code of Business Conduct and Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Business Conduct and Ethics is available on the Company’s website at www.clingencehealth.com.

ITEM 11.   EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation received by our executive officers, for their service, during the years ended December 31, 2021 and December 31, 2020.

Current Officers Name & Principal Position	Year	Salary	Bonus	Stock(1)	Option Awards(2)	Non-equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
		($)	($)	($)	($)	($)	($)	($)		($)
Warren Hosseinion, CEO	2021	342,805	150,000	0	964,602	0	0	375,263	(3)	1,307,407
	2020	0	0	0	338,638	0	0	0		338,638
Fred Sternberg, President	2021	232,500	10,000	0	0	0	0	0		242,500
	2020	0	0	0	0	0	0	0		0
Michael Bowen, CFO	2021	167,509	50,000	0	0	0	0	0		217,509
	2020	0	0	0	0	0	0	0		0
Andrew Barnett, EVP Business Development	2021	242,500	10,000	0	0	0	0	0		252,500
	2020	0	0	0	0	0	0	0		0
Elisa Luqman EVP Finance GC	2021	157,600	125,000	2,415	643,068	0	0	0		928,083
	2020	133,225	0	0	217,328	0	0	0		350,553

(1) Discretionary stock grants made in 2021 for 2020 performance. These amounts reflect the grant date fair values of performance awards. The amounts reported do not reflect compensation actually received.

(2) Discretionary stock option grants made in 2021 for completion of AHA and AHP Mergers and discretionary stock option grants made in 2020 for performance. These amounts reflect the grant date fair values of performance awards. The amounts reported do not reflect compensation actually received.

(3) Tax gross-up payment to Mr. Hosseinion for effect of stock option grants pursuant to the AHA AHP Mergers in light of his contributions and this tax being applicable due to Mr. Hosseinion receiving reduced amounts of compensation for his service prior to entering into the AHA and AHP Merger Agreement.

Employment Arrangements with Named Executive Officers

Clinigence is party to three (3) year employment agreements with Elisa Luqman, and Dr. Lawrence Schimmel dated October 29, 2019, and April 1, 2019, respectively. Pursuant to the employment agreements with Ms. Luqman and Dr. Schimmel, each is entitled to receive a base annual salary of $225,000 and 180,000, respectively, during the term. Dr. Hosseinion entered into a five (5) year employment agreement with the Company which became effective on February 26, 2021, and pursuant to which Dr. Hosseinion is entitled to receive a base salary of $475,000 during the term AHA is party to five (5) year employment agreements with each of Fred Sternberg. Michael Bowen and Andrew Barnett, all dated May 1, 2020. Pursuant to the employment agreements with Mr. Sternberg, Mr. Bowen, and Mr. Barnett, each is entitled to receive a base annual salary of $250,000, $225,000, and $250,000, respectively, during the term. The employment agreements for all these officers contain automatic one-year extensions at the end of their respective terms unless notice of non-extension is delivered by either party.

Table of Contents	54

In the event Clinigence (or its successor) terminates an officer’s employment without cause or the officer resigns for good reason, severance benefits would be provided as follows:

Mr. Bowen and Ms. Luqman: twelve months of base salary (and for Ms. Luqman a cash subsidy for group medical, dental and vision programs for twelve months)

Dr. Schimmel, Dr. Hosseinion and Mr. Sternberg; twenty-four months base salary and cash subsidy for continued group medical, dental and vision programs.

Mr. Barnett: base salary for the remaining months of the then current term of his employment agreement. And a cash subsidy for group medical, dental and vision programs for a period of twenty-four (24) months

No severance is payable under the employment agreements if an officer’s employment is terminated by the Company for cause (as defined in the officer’s employment agreement), resigns without good reason (as defined in the officer’s employment agreement, or is unable to perform due to death or disability. An officer is entitled to receive payment of all salary and benefits accrued up to the termination date of his or her employment upon any termination of employment, unpaid expense reimbursements, and accrued but unused paid time off within thirty (30) days.

Additional Narrative Description of Arrangements

Other than Dr. Hosseinion, no named executive officer is entitled to a tax gross-up for golden parachute excise taxes in connection with the Merger. Each employment agreement provides that if the compensation and benefits payable under such agreement would constitute a “parachute payment” under Section 280G of the Code, then the employment agreement or award agreements, as the case may be, (would provide either the full amount or a lesser amount such that no portion is subject to Section 280G, whichever provides the higher after-tax amount, including the potential taxes under Section 4999.) The table above does not reflect any potential cutbacks under this provision.

Early 2022 – New Employment Warren Hosseinion as per Merger

On January 20, 2022, the Compensation Committee of the Board of Directors of the Company approved a new five (5) year employment agreement with Dr. Warren Hosseinion (the “Hosseinion Employment Agreement”) to become effective upon the closing of the Nutex Merger pursuant to which Dr. Hosseinion is entitled to receive a base salary of $750,000 during the term. In the event Clinigence (or its successor) terminates Dr. Hosseinion’s employment without cause or Dr. Hosseinion resigns for good reason, Dr. Hosseinion shall receive twenty-four months base salary and cash subsidy for continued group medical, dental and vision programs as severance benefits.

Grant to Plan Based Awards table

Name	Grant Date	All other stock awards: Number of shares of stock or units (#)	All other option awards; Number of securities underlying options (#))	Exercise of base price of option awards ($/Sh)	Grant date fair value of stock option awards
Warren Hosseinion	01/28/2021		600,000	$1.55	$964.602
Warren Hosseinion	09/09/2021		1,900,000	$2.75	$5,260,014
Elisa Luqman	01/28/2021	1,500	0	0	$2,415
Elisa Luqman	01/28/2021		400,000	$1.55	$643.068
Elisa Luqman	09/09/2021		150,000	$2.75	$415,264

Table of Contents	55

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

New Plan Benefits

On March 16, 2022, the shareholders of the Company approved the 2022 Equity Plan which will amend and replace the 2019 Plan upon the closing of the Nutex Merger. Awards granted under the 2022 Plan will have a ten-year term and may be incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units or performance shares. The awards are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a four-year period.

The 2022 Equity Plan can be found in its entirety in the Company’s proxy statement filed with the SEC on February 14, 2022, and available at www.sec.gov.

As set forth in the Company’s proxy statement filed with the SEC on February 14, 2022 we did make a Number of Contingent Awards Granted to Employees, Directors and Consultants in 2021.

In September and December of 2021, the Compensation Committee made grants of 3,624,000 Nonqualified Stock Options contingent upon shareholder approval of the 2022 Equity Plan (the “Contingent Awards”) to the executive officers, consultants, and directors under the 2022 Plan as described below.

Number of Contingent Awards Granted to Employees, Directors and Consultants in 2022

Participant	Number of Nonqualified Stock Options	Per Share Exercise Price
Warren Hosseinion, M.D., CEO and Chairman of the Board	1,900,000	$2.75
Fred Sternberg, President and Director	75,000	$2.75
Michael Bowen, CFO	200,000	$2.75
Elisa Luqman, EVP of Finance General Counsel	150,000	$2.75
Andrew Barnett, Executive VP of M&A	150,000	$2.75
Lawrence Schimmel, M.D., President and CMO Clinigence Health, Inc.	200,000	$2.75
Paul Rothman,	100,000	$2.75
Robert Chan, M.D. Director, CEO AHP Health Management Services, Inc.	50,000	$3.50	(1)
Tam Doan	25,000	$3.50	(1)
All Executive Officers, as a Group	2,850,000	$3.12
All Director who are not Executive Officers as a Group	774,000	$3.12
All Employees who are not Directors, as a Group	0	0

(1) Options granted to Robert Chan and Tam Doan were granted on 12/17/2021. The share price, as of 12/17/2021, was $3.50.

Table of Contents	56

Compensation of the Board of Directors

The following table sets forth the compensation received by our directors, for their service as directors, during the year ended December 31, 2021.

Name	Fees earned or paid in cash ($)	Stock awards ($)	Option awards ($)		Non-equity incentive plan compensation ($)	Nonqualified deferred compensation earnings ($)	All other compensation ($)	Total ($)
Terence Martin Breslin	0	0	74,345	(1)	0	0	0	74,345
Mitchell Creem	0	0	74,345	(1)	0	0	0	74,345
Jacob Margolin	0	0	74,345	(1)	0	0	0	0
David Meiri	0	0	74,345	(1)	0	0	0	74,345
John Waters	0	0	74,345	(1)	0	0	0	74,345

(1) 45,000 Stock Options at an exercise price of $1.61. These amounts reflect the grant date fair values of performance awards. The amounts reported do not reflect compensation actually received.

Outstanding Equity Awards under the Plan

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))	Notes
	(a)	(b)	(c)
2019 Equity compensation plans approved by security holders	1,930,000	$1.57	70,000	2,000,000 Original reserve when plan approved.
2022 Equity compensation plan approved by security holders	3,624,000	$2,80	1,376,000	5,000,000 additional reserve approved March 16, 2022
Total	5,554,000	$4.37	1,446,000

The following table sets forth the Outstanding Equity Awards received by our executive officers, for their service, during the year ended December 31, 2021 under the Existing Plan and New Plan.

	Option awards						Stock awards
Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)		Option exercise price ($)	Option expiration date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Warren Hosseinion	600,000	0	0		1.61	1/28/2031	0	—	0	0
Warren Hosseinion	0	0	1,900,000	(1)	2.75	9/9/2031	—	—	0	0
Elisa Luqman	400,000	0	0		1.61	1/28/2031	0	—	1,500	0
Elisa Luqman	0	0	150,000	(1)	2.75	9/9/2021	—	—	0	0
Lawrence Schimmel	0	0	0		0	0	0	—	107,692	0
Lawrence Schimmel	0	0	200,000	(1)	2.75	9/9/2031	—	—	0	0
Charles Kandzierski	0	0	0		0	0	0	—	14,321	0
Charles Kandzierski	17,056	0	0		1.45	1/28/2031	0	—	0	0

(1) In September and December of 2021, the Compensation Committee made grants of 3,624,000 Nonqualified Stock Options contingent upon shareholder approval of the 2022 Equity Plan (the “Contingent Awards”) to the executive officers, consultants, and directors under the 2022 Plan as described above in the “Number of Contingent Awards Granted to Employees, Directors and Consultants in 2022” table. On March 16, 2022 at the Special Meeting of Shareholders the 2022 Plan was approved.

Table of Contents	57

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information known to us, as of December 31, 2021, relating to the beneficial ownership of shares of common stock by: (i) each person who is known by us to be the beneficial owner of more than 5% of the Company’s outstanding common stock; (ii) each director; (iii) each executive officer; and (iv) all executive officers and directors as a group. Under securities laws, a person is considered to be the beneficial owner of securities owned by him (or certain persons whose ownership is attributed to him) or securities that can be acquired by him within 60 days, including upon the exercise of options, warrants or convertible securities. The Company determines a beneficial owner’s percentage ownership by assuming that options, warrants and convertible securities that are held by the beneficial owner and which are exercisable within 60 days, have been exercised or converted. The Company believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock shown as being owned by them.

Director and Officers and 5% Beneficial Ownership	Common Shares	Options	CD	Warrants	Total		% Beneficial Ownership
Dominus Embree	6,473,483			500,000	6,973,483		14.39%
Robert Chan, Director	4,389,691				4,389,691		9.06%
Warren Hosseinion, Officer and Director	1,151,563	800,000		21,590	1,973,153	(1)	4.07%
Fred Sternberg, Officer and Director	1,821,672				1,821,672		3.76%
Andrew Barnett, Officer	1,709,896				1,709,896		3.53%
Anh Nguyen, Officer	683,134				683,134		1.41%
Martin Breslin, Director	724,496	130,120			854,616	(2)	1.76%
Jacob Margolin, Director	574,998	75,000			649,998	(3)	1.34%
Elisa Luqman Officer and Director	12,870	517,106			529,976	(4)	1.09%
Michael Bowen, Officer	447,105	0			447,105		0.92%
Larry Schimmel, Officer	234,047	36,288	19,597	9,799	299,731	(5)	0.62%
John Waters, Director	81,746	147,800	64,516	48,508	342,570	(6)	0.71%
David Meiri, Director	266,627	130,120			396,747	(2)	0.82%
Mark Fawcett	277,259	85,120		3,598	365,977	(7)	0.76%
Mitchell Creem, Director	31,746	130,120			161,866	(2)	0.33%
Charles Kandzierski, Officer	77,379	17,056			94,435	(8)	0.19%
	18,957,712	2,068,730	84,113	583,495	21,694,050	(9)	44.78%
1.	Includes options to purchase 200,000 shares of the common stock at $1.50 per share, options to purchase 600,000 shares of the common stock at $1.61 per share and a warrant to purchase 21,590 common shares at $5.56 per share
2.	Includes options to purchase 10,120 shares of the common stock at $5.56 per share, options to purchase 75,000 shares of common stock at $1.50 per share and options to purchase 45,000 shares at $1.61.
3.	Includes options to purchase 30,000 shares of common stock at $1.50 per share and options to purchase 45,000 shares at $1.61.
4.	Includes 1,370 shares of common stock held by Muhammad Luqman, Ms. Luqman’s husband, options to purchase 117,106 shares of the commons stock at $1.50 per share and options to purchase 400,000 shares of the common stock at $1.61 per share.
5.	Includes options to purchase 6,288 shares of the common stock at $1.50 per share, options to purchase 30,000 shares of the common stock at $1.50 per share, convertible debenture to purchase 19,597 common shares at $1.55 and warrant to purchase 9,799 common shares at $1.55 per share.
6.	Includes options to purchase 17,986 shares of the common stock at $5.56 per share, 52,800 shares of common stock at $1.50 per share, 26,000 shares of common stock at $1.25 per share and convertible debenture to purchase 66,516 common shares at $1.55.
7.	Includes options to purchase 10,120 shares of the common stock at $5.56 per share, options to purchase 75,000 shares of common stock at $1.50 per share and warrants to purchase shares 3,598 at $5.56.
8.	Includes options to purchase 17,056 shares at $1.45.
9.	Includes items 1, 2, 3, 4, 5, 6, 7 and 8 above.
Table of Contents	58

ITEM 13.   CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE RELATED PARTY TRANSACTIONS

Amounts Due to Related Parties

We have amounts due to related parties with balances of $30,000 and $128,477 at December 31, 2020 and 2019, respectively. A shareholder and former officer, Mihir Shah, made a $30,000 non-interest bearing, loan to the Company on December 31, 2020, which was repaid with common stock on January 28, 2021. The balance of $128,477 is due to the husband of the former CFO of the Company and was included in the Assumed Liabilities of the AHA Asset Purchase Agreement.

During the first quarter of 2019, the Chairman Warren Hosseinion made a $300,000 equity investment and was issued 21,590 warrants pursuant to the Equity Private Placement Memorandum.

During the first quarter of 2019, former Director Mark Fawcett made a $50,000 equity investment and was issued 3,598 warrants pursuant to the Equity Private Placement Memorandum.

BOARD INDEPENDENCE

The Company has elected to use the independence standards of the NASDAQ Listing Rules in its determination of whether the members of its Board are independent.

Accordingly, our Board of Directors has evaluated the independence of its members based upon the rules of NASDAQ and the SEC and the transactions referenced under “Certain Relationships and Related Party Transactions” discussed above. Applying these standards, our Board of Directors determined that none of the directors who currently serve, other than Messrs. Hosseinion and Sternberg and Madame Luqman, have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director and that Messrs. Breslin, , Creem, Fawcett, Margolin, Meiri, Sim and Waters “independent” as that term is defined under NYSE Rule 407(a)(1). Messrs. Hosseinion, and Sternberg are not considered independent because they are officers of the Company. Our Board of Directors also determined that each non-employee director who serves as a member of the Audit, Compensation, and Nominating Committees satisfies the independence standards for such committee established by the SEC andNASDAQ, as applicable.

The Board has established an Audit Committee, a Compensation Committee and a Governance and Nominating Committee.

FAMILY RELATIONSHIPS

Mr. Barnett is Mr. Sternberg’s son. There are no other family relationships amongst any of the Company’s executive officers and directors.

ITEM 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table shows what Marcum LLP fees were for the audit and other services for the year ended December 31, 2021 and 2020, respectively.

	Year Ended	Year Ended
	12/31/ 2021	12/31/2020
Audit Fees	$142,623	$55,000
Audit-Related Fees	—	—
All Tax Fees	—	—
Other Fees	—	—
Total	$142,623	$55,000

Table of Contents	59

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

Table of Contents	60

PART IV

ITEM 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

(b) Exhibits

Exhibit No.	Description
3.1(i)	Certificate of Incorporation, filed with the Delaware Secretary of State on April 13, 2000 (1)
3.1(ii)	Certificate of Merger, filed with the Delaware Secretary of State on April 18, 2000 (1)
3.1(iii)	Certificate of Amendment Changing Name, filed with the Delaware Secretary of State on December 19, 2000 (1)
3.1(iv)	Certificate of Merger filed with the Delaware Secretary of State on February 17, 2006 (1)
3.1(v)	Certificate of Amendment Changing Name filed with the Delaware Secretary of State on April 5, 2006 (1)
3.1(vi)	Certificate of Amendment Increasing Authorized Shares filed with the Delaware Secretary of State on August 8, 2018 (3)
3.1(vii)	Certificate of Merger filed with the Delaware Secretary of State on October 29, 2019 (7)
3.1(viii)	Certificate of Merger filed with the Delaware Secretary of State on February 26, 2021. (AHA)(8)
3.1(ix)	Certificate of Merger filed with the Delaware Secretary of State on February 26, 2021. (AHP) (8)
3.1(x)	Certificate of Merger filed with the Delaware Secretary of State on February 26, 2021. (AHA Analytics) (8)
3.1(xi)	Certificate of Merger filed with the California Secretary of State on October 1, 2021. (Procare Health Inc) (10)
3.2	Amended and Restated Bylaws (2)
3.3(i)	Certificate of Designation of Series A Preferred Stock of iGambit, Inc. (4)
3.3(ii)	Withdrawal of Certificate of Designation of Series A Preferred Stock of iGambit, Inc. (7)
4.1(i)	Form of Stock Certificate (5)
4.1(ii)	Note Purchase Agreement dated May 15, 2019.
4.1 (iii)	Form of Convertible Promissory Note November 18, 2019(6)
4.1(iv)	Form of Warrant November 18, 2019(6)
10.1	2019 Omnibus Equity Incentive Plan (2)
10.2	Agreement and Plan of Merger, dated as of February 25, 2021 by and among the Registrant, AHP, Merger Sub, and the Signing Stockholder (8)
10.3	Master Services Agreement dated as of February 25, 2021 by and between AHA Management, Inc. and AHPIPA (8)
10.4	Agreement and Plan of Merger, dated as of February 25, 2021 by and among the Registrant, AHA, and Merger Sub (8)
10.5	Form of Intellectual Property Asset Purchase Agreement, dated as of May 27, 2020 by and among the Registrant, Clinigence Health, AHA, and AHA Analytics (9)
10.6	Form of Intellectual Property License Agreement, dated as of May 27, 2020 by and between Clinigence Health and AHA Analytics (9)
10.7	Form of Managed Services Agreement, dated as of May 27, 2020 by and between Clinigence Health and AHA Analytics (9)
10.8	2022 Equity Plan (11)
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934 as amended or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed incorporated by reference into any other filing under the Security Act of 1933, as amended, or by the Security Exchange Act of 1934, as amended.)

(1)	Incorporated by reference to Form 10 filed on December 31, 2009.
(2)	Incorporated by reference to Form Def 14(c) filed on October 7, 2019.
(3)	Incorporated by reference to Form Def 14(c) filed on September 27, 2018.
(4)	Incorporated by reference to current Form 8-K filed on August 6, 2018.
(5)	Incorporated by reference to Amendment No. 1 to Form 10 filed on June 11, 2010.
(6)	Incorporated by reference to current Form 8-K filed on November 22, 2019.
(7)	Incorporated by reference to current Form 8-K filed on November 1, 2019.
(8)	Incorporated by reference to current Form 8-K filed on March 2, 2021.
(9)	Incorporated by reference to current Form 8-K filed on June 3, 2020.
(10)	Incorporated by reference to current Form 8-K filed on October 22, 2021.

(11)	Incorporated by reference to definitive proxy statement of the Company’s board of directors that the Company filed with the SEC on February 14, 2022.

(12)	We hereby agree to furnish the SEC with any omitted schedule or exhibit upon request.

Table of Contents	61

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
Warren Hosseinion, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K has been signed by the following persons in the capacities indicated:

Signature	Title	Date
/s/ Warren Hosseinion Warren Hosseinion	Chief Executive Officer and Chairman of the Board of Directors	March 31, 2022

/s/ Michael Bowen Michal Bowen	Chief Financial Officer	March 31, 2022

/s/ Fred Sternberg Fred Sternberg	President and Director	March 31, 2022

/s/ Terence Martin Breslin Terence Martin Breslin	Director	March 31, 2022

/s/ John Waters John Waters	Chairman, Audit Committee, Director	March 31, 2022

/s/ Marl Fawcett Mark Fawcett	Chairman, Compensation Committee, Director	March 31, 2022

/s/ Robert Chan Robert Chan	Director	March 31, 2022

/s/ Mitchell R. Creem Mitchell R. Creem	Director	March 31, 2022

/s/ Jacob Margolin Jacob Margolin	Director	March 31, 2022

/s/ David Meiri David Meiri	Director	March 31, 2022

/s/ Brandon Sim Brandon Sim	Director	March 31, 2022

Table of Contents	62

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Clinigence Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Clinigence Holdings, Inc. (the “Company”) as of as of December 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provides a reasonable basis for our opinion.

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

Valuation of Assets and Liabilities Assumed in the Acquisitions of Accountable Healthcare America Inc.(“AHA”), AHP Management Inc.(“AHP”), and Procare Health, Inc.(Procare)

Description of the Matter

During the year ended December 31, 2021 the Company completed the acquisitions of three businesses, Accountable Healthcare America Inc.(“AHA”), AHP Management Inc.(“AHP”), and Procare Health, Inc.(Procare) for net aggregate consideration of approximately $29.2 million, $39.1 million, and $2.9 million respectively.

Accountable Healthcare America Inc.

As discussed in Note 1 to the consolidated financial statements, the Company completed its acquisition of AHA for $29.2 million on February 26, 2021. The Company accounted for this transaction under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated, to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of $2.2 million and resulting goodwill of $22.8 million. The Company, with the assistance of a third party valuation specialist, estimated the fair values of the identified intangible assets using valuation models. Such valuation models require significant assumptions.The Company estimated the fair value of the intangible assets using the Developed Technology Royalty Rates (valuation method), which is a specific discounted cash flow method that required management to make significant estimates and assumptions related to future cash flows and the selection of implied rate of return and discount rates.

AHP Management Inc.

As discussed in Note 1 to the consolidated financial statements, the Company completed its acquisition of AHP for $39.1 million on February 26, 2021. The Company accounted for this transaction under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated, to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of $6.9 million and resulting goodwill of $33.5 million. The Company, with the assistance of a third party valuation specialist, estimated the fair values of the identified intangible assets using valuation models. Such valuation models require significant assumptions. The Company estimated the fair value of the intangible assets using the Multi-Period Excess Earnings methodology (member relationships) and Relief from Royalty methodology (trade name/trademarks), which is a specific discounted cash flow method that required management to make significant estimates and assumptions related to future cash flows and the selection of implied rate of return and discount rates.

Procare Health, Inc.

As discussed in Note 1 to the consolidated financial statements, the Company completed its acquisition of Procare for $2.9 million on October 15, 2021. The Company accounted for this transaction under the acquisition method of accounting for business combinations. Accordingly, the purchase price was allocated, to the assets acquired and liabilities assumed based on their respective fair values, including identified intangible assets of $2.1 million and resulting goodwill of $0.9 million. The Company, with the assistance of a third party valuation specialist, estimated the fair values of the identified intangible assets using valuation models. Such valuation models require significant assumptions. The Company estimated the fair value of the intangible assets using the Multi-Period Excess Earnings methodology (Management Contracts) and Relief from Royalty methodology (Trademarks), which is a specific discounted cash flow method that required management to make significant estimates and assumptions related to future cash flows and the selection of implied rate of return and discount rates.

How We Addressed the Matter in Our Audit

Auditing management’s assessment of fair value of the acquired assets and assumed liabilities is highly subjective and judgmental. Further changes in either the assumptions or method utilized may have a material impact on the fair value assigned to the acquired assets and liabilities assumed in the acquisitions. This required a high degree of auditor judgment and an increased extent of effort, including the need to involve our valuation specialists, when performing audit procedures to evaluate the reasonableness of management’s key assumptions used in developing the fair value estimates, such as: (i) Forecasted revenue growth rates (ii) Future cash flows and (iii) Weighted-average cost of capital (WACC) and (iv) Discount rate.

Our audit procedures included, amongst others:

•	We evaluated the reasonableness of management’s forecasts of future revenue growth rates and cash flows by comparing the projections to historical results and certain peer companies.
•	We compared the Company’s (1) forecasted revenue growth rates and EBITDA margins to each acquired company’s historical actual results to assess reasonableness of the Company’s forecasts.
•	With the assistance of our valuation specialists, we evaluated the reasonableness of the valuation methodology and discount rates by using sensitivity analysis and ensuring the inputs to the valuations were reasonable for the methodology.

/s/ Marcum LLP

Marcum LLP

We have served as the Company’s auditor since 2020.

New York, NY

March 31, 2022

Table of Contents	F-1

CLINIGENCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

DECEMBER 31,

	2021	2020
ASSETS
Current assets
Cash	$15,314,328	$26,931
Accounts receivable	647,325	18,283
Accounts receivable – ACMG sale of investment	1,333,130
Stock subscriptions receivable	100,000	—
Prepaid expenses and other current assets	301,275	111,842
Total current assets	17,696,058	157,056

Long-term assets
Property and equipment, net	14,935	12,391
Right of use asset, net	98,008	—
Intangible assets, net	10,585,592	—
Goodwill	57,338,935	—
Deposits and other assets	—	410
Total assets	$85,733,528	$169,857

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities
Accounts payable and accrued expenses	$3,505,197	$695,424
Customer deposits	1,960	38,651
Accrued interest on notes payable	154,502	—
Due to related parties	128,176	30,000
Lease liability - current	46,593	—
Deferred revenue	173,919	76,687
Convertible notes payable, net of debt discount	3,904,221	—
Current portion of notes payable	727,182	312,890
Total current liabilities	8,641,750	1,153,652

Long-term liabilities
Lease liability - long term	55,906	—
Deferred tax liabilities	1,747,250	—
Notes payable	150,000	150,000
Total liabilities	10,594,906	1,303,652

Stockholders' equity (deficiency)
Preferred stock, $.001 par value; authorized - 100,000,000 shares; issued and outstanding - 0 shares in 2021 and 2020, respectively	—	—
Common stock, $.001 par value; authorized - 800,000,000 shares; 48,232,076 and 5,282,545 shares issued and outstanding as of December 31, 2021 and 2020, respectively	48,232	5,282
Additional paid-in capital	106,977,976	17,079,885
Accumulated deficit	(31,888,477)	(18,218,962)
Noncontrolling interest	891	—
Total stockholders' equity (deficiency)	75,138,622	(1,133,795)
Total liabilities and stockholders' equity (deficiency)	$85,733,528	$169,857

See accompanying notes to the consolidated financial statements.

Table of Contents	F-2

CLINIGENCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31,

	2021	2020
Sales
Capitation revenue, net	$16,620,488	$—
SaaS revenue	1,653,806	1,585,952
Management service revenue, net	519,489	—
Total sales	18,793,783	1,585,952
Cost of sales	14,647,045	909,780
Gross profit	4,146,738	676,172

Operating expenses
Research and development	285,880	557,257
Sales and marketing	24,449	166,759
General and administrative expenses	12,177,316	3,251,353
Goodwill impairment loss	—	3,471,508
Gain on sale of assets	—	(8,395,702)
Gain on lease termination	—	(25,174)
Loss on sale of fixed assets	—	54,819
Amortization	677,168	222,032
Total operating expenses	13,164,813	(697,148)
Income (loss) from operations	(9,018,075)	1,373,320

Other income (expenses)
Loss on extinguishment of debt	—	(167,797)
Settlement payment from ACMG	522,000	—
Income from forgiveness of debt	636,807	—
Impairment of Series E investment	—	(6,402,278)
Interest income	917	1,030
Interest expense – debt obligation	(784,012)	—
Interest expense – accretion of debt discount	(6,011,071)	(335,450)
Total other income (expenses)	(5,635,359)	(6,904,495)
Loss from continuing operations	(14,653,434)	(5,531,175)

Income tax benefit – deferred	984,810	—

Loss from discontinued operations (including gain on disposal of $142,027 for the year ended December 31, 2020)	—	(118,992)
Net loss	(13,668,624)	(5,650,167)
Net income attributable to noncontrolling interest	891	—
Net income (loss) attributable to Clinigence Holdings, Inc.	$(13,669,515)	$(5,650,167)

Basic and fully diluted income (loss) per common share:
Continuing operations	$(.37)	$(1.12)
Discontinued operations	—	(.02)
Net income (loss) per common share	$(.37)	$(1.14)
Weighted average common shares outstanding - basic and fully diluted	37,325,057	4,942,268

See accompanying notes to the consolidated financial statements.

Table of Contents	F-3

CLINIGENCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN

STOCKHOLDERS' EQUITY (DEFICIENCY)

YEARS ENDED DECEMBER 31, 2021 AND 2020

	Common stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Totals
Balances, December 31, 2019	4,649,179	$4,649	$14,422,579	$(12,568,795)	$—	$1,858,433
Common stock issued for cash	190,476	190	119,810	—		120,000
Stock-based compensation	466,166	466	2,571,223	—		2,571,689
Common stock cancelled	(23,276)	(23)	(33,727)	—		(33,750)
Net loss	—	—	—	(5,650,167)	—	(5,650,167)
Balances, December 31, 2020	5,282,545	5,282	17,079,885	(18,218,962)	—	(1,133,795)
Common stock issued for cash	7,470,894	7,471	14,315,968	—		14,323,439
Common stock subscribed	57,142	57	99,943	—	—	100,000
Financing cost for capital raise	—	—	(1,013,500)	—		(1,013,500)
Common stock issued for related party note payable	46,154	46	29,954	—		30,000
Common stock issued in business acquisitions	33,793,503	33,793	70,892,153	—		70,925,946
Notes payable converted to common stock	1,365,501	1,366	2,393,634	—		2,395,000
Warrants converted to common stock	106,578	107	153,317	—		153,424
Options converted to common stock	89,421	89	178,753	—		178,842
Stock-based compensation	932,567	933	4,025,951	—		4,026,884
Return of common stock held back in AHP acquisition	(1,076,372)	(1,076)	(2,216,250)	—		(2,217,326)
Debt discount on notes payable	—	—	659,755	—		659,755
Adjustment to common stock issued in AHA acquisition	183,775	184	378,393	—		378,577
Prior period adjustment to common stock	(19,632)	(20)	20	—		—
Net loss	—	—	—	(13,669,515)	891	(13,668,624)
Balances, December 31, 2021	48,232,076	$48,232	$106,977,976	$(31,888,477)	$891	$75,138,622

See accompanying notes to the consolidated financial statements.

Table of Contents	F-4

CLINIGENCE HOLDINGS, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31,

	2021	2020
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(13,668,624)	$(5,650,167)
(Income) loss from discontinued operations	—	118,992
Net loss from continuing operations	(13,668,624)	(5,531,175)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	4,648	14,514
Amortization	709,131	94,761
Interest expense associated with debt discount	6,011,071	—
Non cash interest expense	24,372	474,344
Purchase price adjustment to investment in AHP	(300,000)	—
Settlement payment from ACMG	(522,000)	—
Income from forgiveness of debt	(633,125)	—
Deferred income tax benefit	(984,810)	—
Stock-based compensation expense	4,026,884	2,571,689
Goodwill impairment loss	—	3,471,508
Gain on sale of assets	—	(8,395,702)
Impairment of investment	—	6,402,278
Gain on lease termination	—	(25,174)
Loss on sale of assets	—	54,819
Cancellation of common stock	—	(33,750)
Loss on extinguishment of debt	—	167,797
Changes in operating assets and liabilities:
Accounts receivable	(74,880)	71,900
Prepaid expenses and other current assets	(161,155)	(65,467)
Deposits and other assets	410	10,411
Accounts payable and accrued expenses	(1,365,554)	(648,475)
Customer deposits	(36,691)	38,651
Accrued interest on notes payable	197,033	(21,730)
Lease liability	(27,472)	(37,401)
Deferred revenue	97,232	(88,873)
NET CASH USED IN OPERATING ACTIVITIES	(6,703,530)	(1,475,075)

CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of investment in ACMG	4,554,676	—
Distribution from investment in ACMG	522,000	—
Advances to acquisition target	—	—
(Increase) decrease in restricted cash	—	100,000
Sale of property and equipment	—	500
Payment to AHP shareholder for litigation settlement	(1,094,689)	—
Preacquisition loans from subsidiary	85,000	—
Cash acquired from acquisitions	3,884,583	—
Net cash provided by in continuing investing activities	7,951,570	100,500
Net cash used in discontinued investing activities	—	(161,400)
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	7,951,570	(60,900)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	14,323,439	120,000
Proceeds from exercise of warrants	153,424	—
Proceeds from exercise of options	178,842	—
Proceeds from issuance of notes and convertible notes payable	413,917	461,125
Payments on notes payable	(16,765)	—
Payments of financing costs for capital raise	(1,013,500)	—
Proceeds from related party loans	—	30,000
Payments on notes and convertible notes payable	—	(113,653)
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,039,357	497,472

NET INCREASE (DECREASE) IN CASH	15,287,397	(1,038,503)
CASH - BEGINNING OF YEAR	26,931	1,065,434
CASH - END OF YEAR	$15,314,328	$26,931

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the year for:
Interest	$651,838	$18,077
Non-cash investing and financing activities:
Sale of software in consideration of Series E preferred stock, convertible notes and other liabilities assumed	$—	$3,470,385
Common stock issued for acquisition of subsidiaries	69,087,197	—
Common stock issued for subscriptions receivable	100,000
Purchase price adjustment to investment in AHA	1,246,194	—
Related party loans converted to common stock	30,000	—
Notes payable converted to accounts payable	228,518	—
Notes payable converted to common stock	2,395,000	—
Accrued interest converted to convertible notes payable	54,746	—
Deferred tax liability recorded on intangible assets	2,868,560	—
Debt discount on notes payable	659,755	—
Right of use asset added for operating lease	129,971	—

See accompanying notes to the consolidated financial statements.

Table of Contents	F-5

CLINIGENCE HOLDINGS, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

Note 1 - Organization and Basis of Presentation

The consolidated financial statements presented are those of Clinigence Holdings, Inc., formerly known as iGambit Inc., (the “Company”) and its wholly-owned subsidiaries, Accountable Healthcare America, Inc. (“AHA”), AHP Management, Inc. (“AHP”), Clinigence Health, Inc. (“Clinigence”), Procare Health, Inc. (“Procare”) and HealthDatix, Inc. (“HealthDatix”). The Company’s name was changed to Clinigence Holdings, Inc. on October 29, 2019 in connection with a reverse merger. In October 2018, Clinigence was incorporated as a wholly-owned subsidiary of Clinigence LLC. The Company is a population health analytics company that provides turnkey SaaS solutions that enable connected intelligence across the care continuum by transforming massive amounts of data into actionable insights. The Company’s solutions help healthcare organizations throughout the United States improve the quality and cost-effectiveness of care, enhance population health management and optimize provider networks. The Company enables risk-bearing healthcare organizations achieve their objectives on the path to value-based care. The Company’s platform automatically extracts and delivers targeted data insights from its cloud-based analytics engine directly to the workflows and technologies of its customers. This enhances end-user workflows with actionable analytics, seamlessly delivers data from disparate sources to the point of engagement, automates the delivery of data to ensure on-time access, and reduces dependency on non-essential applications from the end-user’s workflow. All of this allows the healthcare organization to enable population health management, manage cost and utilization, improve quality, identify gaps in care, risk stratify and target patients, increase collaboration among providers and to optimize network provider performance.

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

Business Acquisitions

Merger With Procare Health, Inc.

On October 15, 2021, Clinigence Holdings, Inc., a Delaware corporation (“Parent” or the “Company”), Clinigence Procare Health Inc, a Delaware corporation (“Merger Sub”), Procare Health, Inc., a California corporation (“Procare”), Anh Nguyen (“Majority Stockholder”), and Tram Nguyen (“Minority Stockholder” and together with Majority Stockholder, the “Stockholders”) entered into an agreement and plan of merger (the “Merger Agreement”). The transactions contemplated by the Merger Agreement were consummated on October 15, 2021 (the “Procare Closing”).

The Merger Agreement provided for the merger of Merger Sub with and into Procare, hereafter referred to as the “Procare Acquisition.” As a result of the Procare Acquisition, Merger Sub ceased to exist, and Procare became the surviving corporation and a direct wholly owned subsidiary of Clinigence, and the former stockholders of Procare, the Stockholders, have a direct equity ownership in Clinigence. Merger Sub was renamed Procare Health, Inc. Merger Sub was originally incorporated in Delaware on September 30, 2021 and had no operating activity prior to the reported transaction.

Table of Contents	F-6

Merger With AHP Health Management Services Inc.

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

The AHP Merger Agreement provided for the merger of Merger Sub with and into AHP, hereafter referred to as the “AHP Acquisition.” As a result of the Acquisition, Merger Sub ceased to exist, and AHP became the surviving corporation and a direct wholly owned subsidiary of Clinigence, and the former stockholders of AHP (the “AHP Stockholders”) have a direct equity ownership in Clinigence. Merger Sub was renamed AHP Health Management Services Inc. Merger Sub was originally incorporated in Delaware on January 26, 2021 and had no operating activity prior to the reported transaction.

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

Pursuant to the Procare Merger Agreement, at the Closing, the former Procare Stockholders were entitled to receive an aggregate of 759,036 Company Shares, 607,229 shares of which were valued at $4.00 per share with the remaining 151,807 shares valued at $446,018, are being held back and will be released subject to Procare achieving certain earnings milestones. Pursuant to the AHP Merger Agreement, at the Closing, the former AHP Stockholders were entitled to receive 19,000,000 Company Shares valued at $2.06 per share, inclusive of outstanding AHP options and warrants assumed by the Company, which constitutes 45% of the outstanding Company Shares on a fully diluted basis inclusive of outstanding options and warrants. For each share of AHP Shares, each former AHP Stockholder was entitled to receive 19,000,000 shares of Company Shares valued at $2.06 per share. Pursuant to the AHA Merger Agreement, at the Closing, the former AHA Stockholders were entitled to receive 14,034,472 Company Shares, inclusive of certain outstanding AHA options and warrants assumed by the Company, which constitutes 35% of the outstanding Company Shares on a fully diluted basis inclusive of outstanding options and warrants.

The following table presents the preliminary allocation of the value of the common shares issued for Procare to the acquired identifiable assets, liabilities assumed and goodwill:

Fair Value
Cash	$81,316
Accounts receivable	284,847
Property and equipment	7,192
Management contracts	1,864,530
Trademarks	226,230
Accounts payable	(95,236)
Deferred tax liability - intangibles	(439,060)
Goodwill	945,115
Purchase price	$2,874,934

Table of Contents	F-7

The following table presents the allocation of the value of the common shares issued for AHA to the acquired identifiable assets, liabilities assumed and goodwill:

Fair Value
Cash	$697,191
Other current assets	2,100
Investment in ACMG	7,134,000
PHP technology	2,183,000
Loan to Clinigence	85,000
Accounts payable	(1,143,106)
Due to related party	(128,176)
Notes payable	(1,784,155)
Deferred tax liability - intangibles	(545,750)
Goodwill	22,789,787
Purchase price	$29,289,591

On December 24, 2021, the AHA Investment in ACMG was sold for $5,887,806. Cash of $4,554,676 was received at Closing, and a receivable of $1,333,130 was recorded. The Stock Purchase Agreement (SPA) also contains additional earn out consideration payments upon which AHA is expected to receive its pro-rata portion (“Additional Contingent Consideration”), However, we cannot assign a definitive value to the Additional Contingent Consideration at this time and we have determined to write down the remainder of the investment in ACMG to zero upon receipt of the Closing payment, and Goodwill was increased by $1,246,194, the difference between the initial investment in ACMG of $7,134,000 and the sales price of $5,887,806.

The following table presents the allocation of the value of the common shares issued for AHP to the acquired identifiable assets, liabilities assumed and goodwill:

Fair Value
Cash	$3,105,877
Accounts receivable	269,315
Deposits and other assets	26,178
Member relationships	6,444,000
Trademarks	545,000
Accounts payable	(2,683,896)
Distribution payable	(300,000)
Deferred tax liability - intangibles	(1,747,250)
Goodwill	33,480,776
Purchase price	$39,140,000

On September 30, 2021, the Company paid out an arbitration settlement on behalf of AHP. Pursuant to the merger agreement with AHP this triggered the release of 1,076,372 common shares that were subject to a holdback provision pending the outcome of the arbitration case (the “AHP Litigation Holdback Shares”) back to the Company. As a result of the release of the AHP Litigation Holdback shares to Clinigence Holdings, Inc. goodwill was decreased by $1,122,636.

Table of Contents	F-8

The results of operations of AHA and AHP for the period March 1, 2021 to December 31, 2021 have been included in the consolidated statements of operations for the year ended December 31, 2021. The following table presents unaudited pro forma results of operations of the Company and AHA and AHP as if the acquisitions had occurred at January 1, 2020. The pro forma condensed financial information is presented for informational purposes only. The unaudited pro forma results of operations are not necessarily indicative of results that would have occurred had the acquisition taken place at the beginning of the earliest period presented, or of future results.

	December 31,	December 31,
	2021	2020
Pro forma revenue	$21,934,587	$20,776,209
Pro forma gross profit	$4,647,452	$4,182,625
Pro forma loss from operations	$(15,215,466)	$(8,296,319)
Pro forma net loss	$(12,346,906)	$(6,368,689)
Pro forma net income (loss) per share	$(0.33)	$(1.29)
Weighted average number of shares outstanding	37,325,057	4,942,268

Liquidity and Management Plans

The Company has an accumulated deficit of $31,888,477 and approximately $6 million in convertible debt that matures within the current year. As a result, the Company has suffered recurring losses and requires significant cash resources to execute its business plans. These losses are expected to continue for an extended period of time. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its common stock, debt financings, and option and warrant exercises. During the year ended December 31, 2021, the Company raised approximately $14.4 million in gross proceeds from various public and private offerings of its common stock.

As of December 31, 2021, the Company had approximately $15.3 million in cash and cash equivalents. Although the Company expects to have sufficient capital to fund its obligations, as they become due, in the ordinary course of business until at least December 31, 2022, the actual amount of cash that it will need to operate is subject to many factors. During the year ended December 31, 2022, the Company expects to collect the receivable of $1.3 million from the sale of its ACMG investment. The Company also decreased its debt in 2021. With the funds raised and the other mitigating factors the Company believes that it has enough cash to fund its operations for one year from the date of filing. Therefore, such conditions of substantial doubt as of December 31, 2021 have subsequently been alleviated.

The Company recognizes it will need to raise additional capital in order to continue to execute its business plan in the future. There is no assurance that additional financing will be available when needed or that management will be able to obtain financing on terms acceptable to the Company or whether the Company will become profitable and generate positive operating cash flow. If the Company is unable to raise sufficient additional funds, it will have to further scale back its operations.

Table of Contents	F-9

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

Note 3 – Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, Clinigence Health, Inc., Accountable Healthcare America Inc., AHP Management Inc., and Procare Health, Inc.  All intercompany accounts and transactions have been eliminated.

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

Table of Contents	F-10

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

Table of Contents	F-11

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. The Company does not have any cash equivalents as of December 31, 2021 and 2020. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured.

Accounts Receivable

The Company analyzes the collectability of accounts receivable from continuing operations each accounting period and adjusts its allowance for doubtful accounts accordingly.  A considerable amount of judgment is required in assessing the realization of accounts receivables, including the creditworthiness of each customer, current and historical collection history and the related aging of past due balances.  The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment. As of December 31, 2021, no customers represented more than 10% of total accounts receivable.

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

Office equipment and fixtures	5 - 7 years
Computer hardware	5 years
Computer software	3 years
Development equipment	5 years

Amortization

Intangible assets are amortized using the straight line method over the estimated lives of the respective assets as follows:

Population Health Platform technology	11 years
Member relationships	15 Years
Management contracts 15 years	15 Years
Trademarks	6-10 Years

Goodwill

Goodwill represents the net identifiable assets acquired and the liabilities assumed of Procare, AHA and AHP and the fair market value of the common shares issued by the Company for the acquisition of Procare, AHA and AHP. In accordance with ASC Topic No. 350 “Intangibles – Goodwill and Other”), the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test, and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified. No impairment was recorded during the year ended December 31, 2021.

Table of Contents	F-12

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

Deferred Revenue

Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s support and maintenance services, the Company recognizes such revenues when services are completed and billed. The Company has received deposits from its various customers that have been recorded as deferred revenue and presented as current liabilities in the amount of $173,919 and $76,687 as of December 31, 2021 and 2020, respectively.

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

Table of Contents	F-13

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

Table of Contents	F-14

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

Procare’s revenue is generated primarily through management fees that are received based on Gross Capitation Revenues of the IPA/Physician Groups. Revenue is paid monthly and is a flat fixed rate determined by the agreement. In addition to Management Fees, there is revenue generated through consultant services that are charged as a flat fixed rate and represent a small portion of the total revenue.

Table of Contents	F-15

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $24,449 and $41,418 were charged to operations for the years ended December 31, 2021 and 2020, respectively.

Recent Accounting Pronouncements

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

Note 4 – Property and Equipment

Property and equipment are carried at cost and consist of the following at December 31, 2021 and 2020:

	2021	2020
Office equipment and fixtures	$5,300	$5,300
Computer hardware	52,998	41,065
Computer software	16,121	16,121
Less: Accumulated depreciation	(59,484)	(50,095)
Property, Plant and Equipment, Net	$14,935	$12,391

Depreciation expense of $4,648 and $14,514 was charged to operations for the years ended December 31, 2021 and 2020, respectively.

Note 5 – Intangible Assets

The following tables provide detail associated with the Company’s acquired identifiable intangible assets:

	As of December 31, 2021
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Amortized intangible assets:
Member relationships	$6,444,000	$(358,000)	$6,086,000	15
Management contracts	1,864,530	(31,076)	1,833,454	15
Trademarks	771,230	(81,350)	689,880	6 - 10
PHP technology	2,183,000	(206,742)	1,976,258	11
Total	$11,262,760	$(677,168	$10,585,592

Aggregate Amortization Expense:
For the year ended December 31, 2021	$677,168

Table of Contents	F-16

Note 6 – Investment in ACMG

In connection with the acquisition of Accountable Care Medical Group of Florida, Inc. (“ACMG”), AHA defaulted on its payment obligations of $15,000,000 by the extended payment due date of November 15, 2020. Accordingly, AHA was required to return 71% of its ownership to the shareholders of ACMG in full settlement of the default. Consequently, AHA deconsolidated its reporting of ACMG. The Company recognized that AHA held a non-controlling 29% equity ownership interest in ACMG as of February 28, 2021 that was required to be measured at fair value. The Company determined through the services of an independent valuation under ASC 805 using an income approach, market approach, and asset-based approach that the fair value of its 29% equity ownership interest in ACMG is $7,134,000. On November 12, 2021, ACMG was sold to Genuine Health Group, LLC for a purchase price of $30 million less costs and adjustments. The Company’s share of the proceeds was $5,887,806 of which $1,333,130 was held back in escrow subject to further purchase price adjustments and is reported as a current asset. Although the settlement agreement provided that all parties had no further rights and claims, the Company negotiated and received a settlement paid for monies owed for 2020 MSSP profits. For the period March 1, 2021 through December 31, 2021, the Company received a settlement payment from ACMG of $522,000, which is reported as other income.

Note 7 – Operating Lease

The Company determines if a contract is, or contains, a lease at contract inception. Operating leases are included in operating lease right-of-use ("ROU") assets, current portion of operating lease liabilities and operating lease liabilities, net of current portion in the Company's consolidated balance sheets. Finance leases are included in property and equipment, current portion of finance lease obligations and finance lease obligations, net of current portion in the Company's audited consolidated balance sheets.

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

Operating lease ROU assets and operating lease liabilities are recorded on the consolidated balance sheet as follows:

December 31,
2021
Operating Lease:
Operating lease right-of-use assets, net	$98,008
Current portion of operating lease liabilities	46,593
Operating lease liabilities, net of current portion	55,906

As of December 31, 2021, the weighted-average remaining lease term of the operating lease was 2.1 years. The weighted-average discount rate for the operating lease was 6.75%.

The following table summarizes maturities of operating lease liabilities based on lease term as of December 31, 2021:

2022	$51,800
2023	53,354
2024	4,457
Total lease payments	109,611
Less: Imputed interest	7,112
Present value of lease liabilities	$102,499

Table of Contents	F-17

At December 31, 2021, the Company had the following future minimum payments due under the non-cancelable lease:

2022	$51,800
2023	53,354
2024	4,457
Total minimum lease payments	$109,611

Consolidated rental expense for all operating leases was $100,009 and $143,307 for the years ended December 31, 2021 and 2020, respectively.

The following table summarizes the cash paid and related right-of-use operating lease recognized for the year ended December 31, 2021.

Year Ended
December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$50,292
Right-of-use lease assets obtained in the exchange for lease liabilities:
Operating leases	27,472

Effective October 15, 2020, the Company terminated the operating lease for its Atlanta, Georgia office that was set to expire in 2024. The lease termination agreement required the Company to forfeit its Letter of Credit and all of its furniture and fixtures to the landlord. The early termination resulted in a gain on lease termination of $25,174 for the year ended December 31, 2020, calculated as follows:

Current portion of operating lease liabilities at September 30, 2020	$54,564
Operating lease liabilities, net of current portion at September 30, 2020	182,059
Less: Operating lease right-of-use assets, net at September 30, 2020	211,449
Gain on lease termination	$25,174

The balance of the Letter of Credit of $100,000 was charged to rent expense and the book value of the assets abandoned of $53,198 was charged to loss on sale of assets for the year ended December 31, 2020.

Note 8 - Earnings (Loss) Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants, and convertible debt have not been included in the computation of diluted net loss per share for the years ended December 31, 2021 and 2020 as the result would be anti-dilutive.

	Years Ended
	December 31,
	2021	2020
Stock options	2,876,010	1,174,814
Stock warrants	12,383,550	557,873
Total shares excluded from calculation	15,259,560	1,732,687

Table of Contents	F-18

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

Stock option activity during the years ended December 31, 2021 and 2020 follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2019	48,854	$5.11	8.05
Options granted	1,130,734	1.49
Options expired	(400)	0.01
Options cancelled	(4,374)	5.56
Options outstanding at December 31, 2020	1,174,814	1.61	8.11
Options granted	1,300,000	1.66
Options issued in merger	490,617	2.00
Options exercised	(89,421)	2.00
Options outstanding at December 31, 2021	2,876,010	$1.69	6.90

Options outstanding at December 31, 2021 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
August 5, 2019	40,480	40,480	$5.56	August 5, 2029
October 29, 2019	3,600	3,600	$0.0725	June 6, 2027
January 27, 2020	307,884	307,884	$1.50	January 27, 2030
January 27, 2020	225,000	225,000	$1.50	January 27, 2027
February 29, 2020	95,794	95,794	$1.25	February 28, 2030
May 11, 2020	380,000	380,000	$1.50	May 11, 2027
June 30, 2020	122,056	122,056	$1.45	June 30, 2030
January 28, 2021	1,000,000	1,000,000	$1.61	January 28, 2031
January 28, 2021	225,000	225,000	$1.61	January 28, 2028
February 25, 2021	201,196	201,196	$2.00	March 15, 2025
February 25, 2021	200,000	200,000	$2.00	February 25, 2031
August 16, 2021	75,000	75,000	$2.51	August 16, 2027
Total	2,876,010	2,876,010

Table of Contents	F-19

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

Warrant activity during the years ended December 31, 2021 and 2020 follows:

	Warrants Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2019	1,065,251	$6.04	5.17
Warrants cancelled	(507,378)	—
Warrants outstanding at December 31, 2020	557,873	6.77	3.79
Warrants granted	5,522,748	1.90
Warrants issued in merger	6,415,965	1.74
Warrants exercised	(113,036)	1.45
Warrants outstanding at December 31, 2021	12,383,550	$2.04	4.64

Warrants outstanding at December 31, 2021 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
March 21, 2019	96,433	96,433	$6.67	December 31, 2024
April 30, 2019	3,598	3,598	$6.67	December 31, 2024
May 13, 2019	14,393	14,393	$6.67	December 31, 2024
May 28, 2019	199,703	199,703	$6.67	December 31, 2024
June 5, 2019	7,197	7,197	$6.67	December 31, 2024
June 25, 2019	208,361	208,361	$6.67	December 31, 2024
September 6, 2019	25,188	25,188	$6.67	December 31, 2024
October 29, 2019	1,500	1,500	$25.00	February 5, 2023
October 29, 2019	1,500	1,500	$25.00	April 27, 2023
February 25, 2021	1,666,573	1,666,573	$1.55	October 31, 2025
February 25, 2021	500,000	500,000	$4.00	February 26, 2026
February 25, 2021	1,456,452	1,456,452	$1.55	February 1, 2027
February 25, 2021	2,694,190	2,694,190	$1.55	July 31, 2026
May 14, 2021	651,429	651,429	$1.75	May 30, 2027
May 28, 2021	228,571	228,571	$1.75	May 30, 2027
June 11, 2021	182,857	182,857	$1.75	May 30, 2027
June 22, 2021	137,143	137,143	$1.75	May 30, 2027
June 24, 2021	169,143	169,143	$1.75	May 30, 2027
June 28, 2021	45,714	45,714	$1.75	May 30, 2027
June 29, 2021	45,714	45,714	$1.75	May 30, 2027
July 6, 2021	28,571	28,571	$1.75	May 31, 2027
July 22, 2021	12,857	12,857	$1.75	May 31, 2027
July 29, 2021	57,142	57,142	$1.75	May 31, 2027
August 6, 2021	157,143	157,143	$1.75	May 31, 2027
August 10, 2021	14,286	14,286	$1.75	May 31, 2027
August 11, 2021	128,143	128,143	$1.75	May 31, 2027
August 12, 2021	42,857	42,857	$1.75	May 31, 2027
August 16, 2021	14,286	14,286	$1.75	May 31, 2027
August 17, 2021	14,286	14,286	$1.75	May 31, 2027
August 27, 2021	28,571	28,571	$1.75	May 31, 2027
August 31, 2021	71,429	71,429	$1.75	May 31, 2027
September 1, 2021	228,572	228,572	$1.75	May 31, 2027
September 3, 2021	50,000	50,000	$1.75	May 31, 2027
September 9, 2021	88,571	88,571	$1.75	May 31, 2027
September 17, 2021	14,286	14,286	$1.75	May 31, 2027
September 20, 2021	422,856	422,856	$1.75	May 31, 2027
September 22, 2021	1,328,002	1,328,002	$1.75	May 31, 2027
September 23, 2021	500,000	500,000	$3.50	May 31, 2027
October 8, 2021	564,069	564,069	$1.75	May 31, 2027
October 22, 2021	281,964	281,964	$1.75	May 31, 2027
Total	12,383,550	12,383,550

Table of Contents	F-20

Note 10 – Convertible Notes Payable

Convertible notes payable consisted of the following at December 31, 2021 and 2020:

	2021	2020
Notes payable convertible into Clinigence common shares at $1.55 per share; bearing interest at a rate of 10%; net of debt discount of $3,904,221 and $0, respectively; maturing in July 2022	$3,904,221	$—

Included in the liabilities assumed in the AHA merger are convertible promissory notes to various individuals totaling

Included in the liabilities assumed in the AHA merger are convertible promissory notes to various individuals totaling $3,904,221 at December 31, 2021. The face value of the notes at issuance was $7,565,375. The noteholders were granted warrants to purchase the Company’s common stock at $1.55 per share in an amount equal to 50% of the shares to be received upon conversion of the Note.

The debt discount of $7,565,375 is being accreted over 20 months. The accreted balance as of December 31, 2021 is $3,904,221. During the year ended December 31, 2021, various noteholders converted principal balances of $1,820,000 into 1,173,834 common shares.

At the time of issuance of these notes based on independent valuation, debt discounts were calculated and allocated based on the relative values of $2,658,960 for the value of the warrants and $4,906,415 related to a beneficial conversion feature. The total debt discount of $3,703,134 is being accreted over 20 months. The accreted balance as of December 31, 2021 is $1,086,095.

Table of Contents	F-21

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

Note 11 – Notes Payable

Notes payable consisted of the following at December 31, 2021 and 2020:

	2021	2020
Notes payable with maturities between six months and twelve months from the date of issuance with annual percentage interest rates between 24% and 31%	$—	$1,765
SBA Paycheck Protection Program notes payable issued in April 2020 and February 2021 with maturity dates through August 2023 and interest rate of 1%	260,087	311,125
SBA Economic Injury Disaster Loan note payable issued in May 2020 with a maturity date of May 2051 and interest rate of 3.75%	150,000	150,000
Note payable with a maturity date of January 31, 2023 and interest rate of 12.9%	467,095	—
Total notes payable	877,182	462,890
Current portion	(727,182)	(312,890)
Total notes payable, net	$150,000	$150,000

Beginning in April 2018, the Company entered into a series of short-term notes with interest rates ranging from 24% to 31% per annum. Throughout the year ended December 31, 2020 the Company made average monthly principal and interest payments approximating $8,200 per month. The outstanding balance on the short-term notes at December 31, 2021 and 2020 was $0 and $1,765, respectively.

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

Table of Contents	F-22

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

Under the terms of the loan, a portion or all of the loan is forgivable to the extent the loan proceeds are used to fund qualifying payroll, rent and utilities during a designated twenty-four week period. Payments are deferred until the SBA determines the amount to be forgiven. The Company has utilized the proceeds of the PPP loan in a manner which has enabled qualification as a forgivable loan. However, no assurance can be provided that all or any portion of the PPP loans will be forgiven. AHA’s PPP loans of $172,000 and $150,000 were assumed in the merger transaction under the same terms. On June 21, 2021, the first PPP loan in the amount of $311,125 and AHA’s PPP loans of $172,000 and $150,000 on June 28, 2021 and August 28, 2021, respectively were forgiven by the SBA and reported as other income in the consolidated statements of operations. The balance on the PPP loans was $260,087 and $311,125 as of December 31, 2021 and 2020, respectively and has been classified as a long-term liability in notes payable, less current portion on the accompanying consolidated balance sheets.

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

Effective February 1, 2021, an Amended and Restated Note was entered into in which the principal amount increased to $840,000 (original Note plus the principal amount of Series D Convertible Shares owned by the Investor) which bears interest at 12.9% and matures on January 31, 2023. The debt premium of $840,000 is being accreted over 23 months. The accreted balance as of December 31, 2021 is $467,095.

Note 12 – Stock Transactions

Common Stock Issued

The Company sold 6,526,786 common shares valued at $1.75 per share to various investors for proceeds totaling $11,421,875 during the year ended December 31, 2021. The Company received $100,000 of the proceeds in the first quarter of 2022 for which a receivable was recorded at December 31, 2021. The Company paid the placement agent $1,013,500 in cash and issued 1,759,785 warrants.

The Company sold 1,000,000 common shares valued at $3.00 per share to an investor for proceeds of $3,000,000 on September 30, 2021.

The Company sold 1,250 common shares valued at $1.25 per share to a director for proceeds of $1,562 on September 28, 2021.

In connection with the convertible notes payable (see Note 10 above) various noteholders converted $2,395,000 of principal balance to 1,365,501 shares of common stock during the year ended December 31, 2021. The stock issued was determined based on the terms of the convertible notes.

Table of Contents	F-23

During the year ended December 31, 2021, various shareholders exercised warrants in exchange for 106,578 common shares for proceeds of $153,424.

On December 14, 2021, a shareholder exercised options in exchange for 89,421 common shares valued at $2.00 per share for proceeds of $178,842.

In connection with the acquisition of Procare the Company issued 607,229 common shares valued at $4.00 per share and 151,807 common shares valued at $446,018 to the shareholders of Procare on October 1, 2021.

In connection with the acquisition of AHA the Company issued 14,218,241 common shares valued at $2.06 per share to the shareholders of AHA on February 25, 2021.

In connection with the acquisition of AHP the Company issued 19,000,000 common shares valued at $2.06 per share to the shareholders of AHP on February 25, 2021.

In connection with the AHA and AHP acquisitions, the Company issued 750,000 common shares valued at $2.06 per share for consulting services on February 25, 2021.

On January 28, 2021, the Company issued 182,567 common shares to officers and employees for deferred salaries and bonuses and reimbursed expenses, including 153,606 common shares issued to directors and officers, valued at $.65 per share.

On January 28, 2021, the Company issued 46,154 common shares valued at $.65 per share to a former officer for payment of a note balance of $30,000.

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

Components of income tax expense (benefit) for the years ended December 31 consists of the following:

	2021	2020
From Continuing Operations:
Current:
U.S. federal	$—	$—
U.S. state and local	—	—
Non-U.S.	—	—
Total current income tax expense	$—	$—

Deferred:
U.S. federal	$(984,810)	$—
U.S. state and local	—	—
Non-U.S.	—	—
Total deferred income tax expense (benefit)	(984,810)	—
Change in valuation allowance	—	—
Total deferred income tax expense (benefit)	(984,810)	—
Income tax expense from discontinued operations	—	—
Total income tax expense (benefit)	$(984,810)	$—

Table of Contents	F-24

The reconciliation between income tax expense computed by applying the federal statutory corporate tax rate and actual income tax expense (benefit) is as follows:

	Years Ended
	December 31,
	2021	2020
Statutory U.S. federal income tax rate	21.0%	21.0%
State income taxes, net offederal income tax benefit	(0.4)%	(0.3)%
Tax effect of expenses that are not deductible for income tax purposes:
Accretion of debt	(8.6)%	0.0%
Impairment of goodwill	(0.0)%	(12.8)%
Gain on sale of assets	0.0%	7.4%
Other	0.9%	(1.3)%
Change in Valuation Allowance	(19.6)%	(14.0)%
Effective tax rate	(6.7)%	0.0%

At December 31, the significant components of the deferred tax assets (liabilities) are summarized below:

	2021	2020
Deferred Tax Assets:
Net Operating Losses	$3,162,746	$1,376,426
Charitable contributions	110	—
Stock-based compensation	741,219	577,595
Total deferred tax assets	3,904,075	1,954,021

Deferred Tax Liabilities:
Intangibles	(1,747,250)	—
Total deferred tax liabilities	(1,747,250)	—
Valuation Allowance	(2,156,825)	(1,954,021)
Net deferred tax assets	$—	$—

Table of Contents	F-25

As of December 31, 2021, the Company had federal net operating loss carryforwards of approximately $13.3 million which may be carried forward indefinitely. These net operating loss carryforwards may be used to offset future taxable income and thereby reduce the Company’s U.S. federal income taxes. The net operating losses may be subject to limitation under Internal Revenue Code Section 382 should there be a greater than 50% change in ownership as determined under the regulations.

AHP was incorporated in 2021 to facilitate the merger and will file separate federal and state tax returns on a standalone basis for the 2021 tax year.

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

In accordance with ASC 740, a valuation allowance must be established if it is more likely than not that the deferred tax assets will not be realized. This assessment is based upon consideration of available positive and negative evidence, which includes, among other things, the Company’s most recent results of operations and expected future profitability. Based on the Company’s cumulative losses in recent years, a full valuation allowance against the Company’s deferred tax assets as of December 31, 2021 and 2020 has been established as Management believes that the Company will not more likely than not realize the benefit of those deferred tax assets. Therefore, no tax provision has been recorded for the years ended December 31, 2021 and 2020.

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

The Company recognizes interest and penalties related to unrecognized tax benefits, if incurred, as a component of income tax expense. No interest or penalties have been recorded for the years ended December 31, 2021 and 2020, respectively.

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

Note 14 – Concentrations and Credit Risk

Sales and Accounts Receivable

The Company had sales to two customers which accounted for approximately 13% and 10%, respectively of total sales for the year ended December 31, 2021. The two customers accounted for less than 10%, respectively of accounts receivable at December 31, 2021.

Table of Contents	F-26

The Company had sales to two customers which accounted for approximately 14% and 10%, respectively of total sales for the year ended December 31, 2020. The two customers accounted for less than 10%, respectively of accounts receivable at December 31, 2020.

Cash

Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. Cash balances could exceed insured amounts at any given time, however, the Company has not experienced any such losses. The Company did not have any interest-bearing accounts at December 31, 2021 and 2020, respectively.

Note 15 - Related Party Transactions

Due to Related Parties

Due to related parties with a balance of $128,176 and $30,000 at December 31, 2021 and 2020, respectively, does not bear interest and is payable on demand. The Company’s former subsidiary, Arcmail owed amounts on a credit card that is guaranteed by the husband of the Company’s Chief Financial Officer, who was held personally responsible by the credit card company for the unpaid balance. The balance of $128,176 was included in the assumed liabilities of the AHA merger transaction. A shareholder and former officer made a $30,000 non-interest bearing loan to the Company on December 31, 2020, which was repaid with common stock on January 28, 2021.

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

Table of Contents	F-27

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

The Company follows guidance on the consolidation of VIEs that requires companies to utilize a qualitative approach to determine whether it is the primary beneficiary of a VIE. See Note 3 to the accompanying consolidated financial statements for information on how the Company determines VIEs and its treatment.

The following table includes assets that can only be used to settle the liabilities of AHPIPA and the creditors of AHPIPA have no recourse to the Company. These assets and liabilities are included in the accompanying consolidated balance sheets.

December 31,
2021
ASSETS
Current Assets
Cash and cash equivalents	$3,215,844
Accounts receivable	369,539
Prepaid expenses and other assets	44,350
Total Current Assets	3,629,723

Other Assets
Goodwill	31,733,526
Right of use asset, net	98,088
Intangible assets, net	6,555,306
Total Other Assets	38,386,920
Total Assets	$42,016,643

Current Liabilities
Accounts payable and accrued expenses	$2,696,726
Lease liability - current	46,593
Total Current Liabilities	2,743,319

Long-term Liabilities
Lease liability – long-term	55,906
Total Liabilities	$2,799,225

Table of Contents	F-28

Note 18 – Subsequent Events

The Company evaluated its December 31, 2021 consolidated financial statements for subsequent events through the date the consolidated financial statements were issued.

Notes Payable Transactions

On March 17, 2022, a noteholder converted $330,000 of principal to 212,903 shares of the Company’s common stock, valued at $1.55 per share.

On February 22, 2022, Clinigence Health Inc.’s second PPP loan of $260,087 was forgiven by the SBA.

Planned Business Acquisition

On March 16, 2022, the Company held a special meeting of stockholders in lieu of its annual meeting (the “Special Meeting”) to consider eight proposals related to the Company’s contemplated merger (the “Merger”) with Nutex Health Holdco LLC (“Nutex”) pursuant to the Agreement and Plan of Merger dated as of November 23, 2021 (the “Merger Agreement”) among the Company, Nutex, Nutex Acquisition LLC, Micro Hospital Holding LLC, Nutex Health LLC, and Tom Vo, as the Nutex Representative. Each of the Company’s proposals was approved by the requisite vote of the Company’s stockholders.

At the close of business on January 27, 2022, the record date for the Special Meeting, there were 47,200,627 shares of common stock of the Company outstanding. The holders of a total of 36,424,794 shares of the Company’s common stock were represented at the Special Meeting in person or by proxy, representing approximately 77% of the Company’s shares of common stock entitled to vote at the Special Meeting, which total constituted a quorum for the Special Meeting in accordance with the Company’s bylaws.

The proposal to approve the Merger and the other transactions contemplated by the Merger Agreement , including the issuance of shares of common stock of the Company to Nutex members as consideration in the Merger (Proposal No. 1), the proposal to approve the Amended and Restated Certificate of Incorporation of the Company (the “Charter”) to change the Company’s name, to increase the number of authorized shares of Common Stock of the Company and to remove authorized shares of preferred stock (Proposal No.2), the proposal to approve the Amended and Restated Bylaws (“Bylaws”) of the Company to change the Company’s name, change the voting threshold required to amend the Bylaws, and provide that the Court of Chancery in Delaware or state or federal courts located within Delaware be the exclusive forum over certain actions and claims (Proposal No. 3), the proposal to approve the Amended and Restated Nutex 2022 Equity Incentive Plan (Proposal No. 4), the proposal to elect seven directors to the Company’s board of directors (Proposal No. 5), the proposal to approve, on a non-binding advisory basis, the compensation paid to the Company’s named executive officers pursuant to the golden parachute proposal (the “Golden Parachute Proposal”) (Proposal No. 6), the proposal to approve the auditor ratification (the “Auditor Ratification Proposal”) (Proposal No. 7) and the proposal to approve the adjournment of the Special Meeting to a later date or dates, if necessary (Proposal No. 8) each exceeded the requisite percentages for approval of such proposal. The stockholder approvals are subject to the completion of the Merger.

Table of Contents	F-29