Form 10-Q
period 2022-03-31
Nutex Health, Inc.
filed 2022-05-13
CIK 1479681

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly period ended March 31, 2022.

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission file number 000-53862

NUTEX HEALTH INC.

(formerly known as Clinigence Holdings, Inc.)

(Exact name of registrant as specified in its charter)

Delaware	11-3363609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6030 S. Rice Ave., Suite C, Houston, Texas 77081

(Address of principal executive offices) (zip code)

With Copies to:

2455 East Sunrise Blvd., Suite 1204, Fort Lauderdale, FL 33304

(954) 449-4703

(Registrant’s telephone number, including area code)

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	NUTX	NASDAQ

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

As of May 13, 2022, there were 645,361,540 shares of common stock of the registrant, $0.001 par value per share, issued and outstanding.

Explanatory Note

On April 1, 2022, subsequent to the fiscal quarter ended March 31, 2022, the fiscal quarter to which this Quarterly Report on Form 10-Q (this “Quarterly Report”) relates, Clinigence Holdings, Inc. (now known as Nutex Health Inc.), a publicly traded Delaware corporation (the “Company”) that is our predecessor, consummated the previously announced business combination (the “Business Combination”) with Nutex Health Holdco LLC (“Nutex”) pursuant to that certain Agreement and Plan of Merger, dated as of November 23, 2021 (as amended, modified, supplemented or waived, the “Merger Agreement”), by and among Nutex, Clinigence Holdings, Inc., Nutex Acquisition LLC (“Merger Sub”), Micro Hospital Holding LLC (solely for the purposes of certain sections), Nutex Health LLC (solely for the purposes of certain sections) and Thomas T. Vo, solely in his capacity as the representative of the equityholders of Nutex. Pursuant to the Merger Agreement, following the approval by the stockholders of Clinigence Holdings Inc. on March 16, 2022, Merger Sub merged with and into Nutex, with Nutex surviving as a wholly owned subsidiary of the Company (the “Merger”).

Unless stated otherwise, this Quarterly Report contains information about Clinigence Holdings, Inc. before the Business Combination. References to the “Company,” “our,” “us” or “we” in this Quarterly Report refer to Clinigence Holdings, Inc. and its consolidated subsidiaries before the consummation of the Business Combination and to Nutex Health Inc. and its consolidated subsidiaries after the Business Combination, as the context suggests.

Except as otherwise expressly provided herein, the information in this Quarterly Report does not reflect the consummation of the Business Combination, which, as discussed above, occurred subsequent to the period covered hereunder.

2

NUTEX HEALTH INC.

(FORMERLY KNOWN AS CLINIGENCE HOLDINGS, INC.)
FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2022

INTRODUCTORY NOTE

Unless the context dictates otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us,” “our,” and similar words are references to Nutex Health, Inc. (formerly known as Clinigence Holdings, Inc.), a Delaware corporation, and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”) and “Nutex” refers to Nutex Health, Inc.

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, , any statements about our business (including the impact of the COVID-19 pandemic on our business), financial condition, operating results, plans, objectives, expectations and intentions, any guidance on, or projections of, earnings, revenue or other financial items, or otherwise, and our future liquidity, including cash flows; any statements of any plans, strategies, and objectives of management for future operations, such as the material opportunities that we believe exist for our Company; any statements concerning proposed services, developments, mergers or acquisitions; or strategic transactions; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “contemplate,” “budgeted,” “will,” “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases, or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q and are subject to change.

Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, those discussed in our Annual Report on Form 10-K, for the year ended December 31, 2021, filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2022, including the risk factors discussed under the heading “Risk Factors” in Part I, Item IA thereof. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change, and significant risks and uncertainties that could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART I — FINANCIAL INFORMATION

Item 1 — Financial Statements

NUTEX HEALTH INC. AND SUBSIDIARIES

(F/K/A CLINIGENCE HOLDINGS, INC.)

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	MARCH 31,	DECEMBER 31,
	2022	2021
ASSETS
Current assets
Cash	$12,716,228	$15,314,328
Accounts receivable	793,946	647,325
Accounts receivable - ACMG sale of investment	1,333,130	1,333,130
Stock subscriptions receivable	—	100,000
Prepaid expenses and other current assets	127,384	301,275
Total current assets	14,970,688	17,696,058

Long-term assets
Property and equipment, net	14,793	14,935
Right of use asset, net	86,989	98,008
Intangible assets, net	10,369,139	10,585,592
Goodwill	57,891,411	57,338,935
Total assets	$83,333,020	$85,733,528

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
Accounts payable and accrued expenses	$3,680,691	$3,505,197
Customer deposits	—	1,960
Accrued interest on notes payable	157,233	154,502
Due to related parties	128,176	128,176
Lease liability - current	47,773	46,593
Deferred revenue	92,111	173,919
Convertible notes payable, net of debt discount	3,771,858	3,904,221
Current portion of notes payable	553,150	727,182
Total current liabilities	8,430,992	8,641,750

Long-term liabilities
Lease liability - long term	43,465	55,906
Deferred tax liabilities	1,747,250	1,747,250
Notes payable	—	150,000
Total liabilities	10,221,707	10,594,906

Stockholders' equity
Preferred stock, $.001 par value; authorized - 100,000,000 shares; issued and outstanding - 0 shares as of March 31, 2021 and December 31, 2021, respectively	—	—
Common stock, $.001 par value; authorized - 800,000,000 shares; 48,461,109 and 48,232,076 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	48,461	48,232
Additional paid-in capital	120,530,510	106,977,976
Accumulated deficit	(48,651,518)	(31,888,477)
Noncontrolling interest	194,747	891
Total stockholders' equity	73,111,313	75,138,622
Total liabilities and stockholders' equity	$83,333,020	$85,733,528

See accompanying notes to the consolidated financial statements.

NUTEX HEALTH INC. AND SUBSIDIARIES

(F/K/A CLINIGENCE HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

	2022	2021
Sales
Capitation revenue, net	$5,386,064	$1,594,712
SaaS revenue	333,445	419,633
Management service revenue, net	489,666	—
Total sales	6,209,175	2,014,345
Cost of sales	4,492,930	1,587,473

Gross profit	1,716,245	426,872

Operating expenses
Research and development	73,750	76,720
Sales and marketing	11,055	9,739
General and administrative expenses	17,782,908	4,426,292
Amortization	216,453	64,044
Total operating expenses	18,084,166	4,576,795

Income (loss) from operations	(16,367,921)	(4,149,923)

Other income (expenses)
Income from forgiveness of debt	260,087	—
Interest income	368	114
Interest expense - debt obligations	(186,916)	(334,331)
Interest expense - accretion of debt discount	(283,692)	—
Total other income (expenses)	(210,153)	(334,217)

Loss from operations before income tax benefit	(16,578,074)	(4,484,140)

Income tax benefit - current	8,889	—
Net loss	(16,569,185)	(4,484,140)

Net income attributable to noncontrolling interest	193,856	(39,581)
Net income (loss) attributable to Clinigence Holdings, Inc.	$(16,763,041)	$(4,444,559)

Basic and fully diluted income (loss) per common share	$(.35)	$(.24)
Weighted average common shares outstanding - basic and fully diluted	48,270,427	18,571,298

See accompanying notes to the consolidated financial statements.

NUTEX HEALTH INC. AND SUBSIDIARIES

(F/K/A CLINIGENCE HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

THREE MONTHS ENDED MARCH 31, 2022 AND 2021

UNAUDITED

	Common stock
	Shares	Amount	Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interest	Totals
Balances, December 31, 2021	48,232,076	$48,232	$106,977,976	$(31,888,477)	$891	$75,138,622
Notes payable converted to common stock	212,903	213	329,787	—		330,000
Exercise of warrants for the issuance of common stock	16,130	16	24,984	—		25,000
Stock-based compensation	—	—	14,196,876	—		14,196,876
Financing cost for capital raise	—	—	(10,000)	—		(10,000)
Net loss				(16,763,041)	193,856	(16,569,185)
Balances, March 31, 2022	48,461,109	$48,461	$120,530,510	$(48,651,518)	$194,747	$73,111,313
Balances, December 31, 2020	5,282,545	$5,282	$17,079,885	$(18,218,962)	$—	(1,133,795)
Stock-based compensation	978,721	979	3,881,658	—		3,882,637
Common stock issued in business acquisitions	33,009,382	33,010	67,966,329	—		$67,999,339
Net loss				(4,444,559)	(39,581)	(4,484,140)
Balances, March 31, 2021	39,270,648	$39,271	$88,927,872	$(22,663,521)	$(39,581)	$66,264,041

See accompanying notes to the consolidated financial statements.

NUTEX HEALTH INC. AND SUBSIDIARIES

(F/K/A CLINIGENCE HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

	2022	2021

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(16,569,185)	$(4,484,140)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	1,564	1,054
Amortization	227,472	64,044
Interest expense associated with debt discount	283,692	—
Non cash interest expense	—	476,619
Purchase price adjustment to investments in subsidiaries	(72,794)	—
Income from forgiveness of debt	(260,087)	—
Stock-based compensation expense	14,196,876	3,852,637
Changes in operating assets and liabilities:
Accounts receivable	(146,621)	(59,390)
Prepaid expenses and other current assets	173,891	70,912
Accounts payable and accrued expenses	(121,168)	(439,298)
Customer deposits	(1,960)	(26,651)
Accrued interest on notes payable	2,731	—
Lease liability	(11,261)	—
Deferred revenue	(81,808)	(22,850)
NET CASH USED IN OPERATING ACTIVITIES	(2,378,658)	(567,063)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,422)	—
Distributions to AHP shareholders for period prior to acquisition	(183,020)	—
Preacquisition loans from subsidiary	—	85,000
Cash acquired from acquisitions	—	3,803,267
NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(184,442)	3,888,267

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from common stock subscriptions receivable	100,000	—
Proceeds from exercise of warrants	25,000	—
Proceeds from issuance of notes and convertible notes payable	—	410,088
Payments on notes payable	(150,000)	(16,765)
Payments of financing costs for capital raise	(10,000)	—
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(35,000)	393,323
NET (DECREASE) INCREASE IN CASH	(2,598,100)	3,714,527

CASH - BEGINNING OF PERIOD	15,314,328	26,931
CASH - END OF PERIOD	$12,716,228	$3,741,458

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$184,187	$11,127

Non-cash investing and financing activities:
Goodwill for distributions payable to AHP shareholders preacquisition	$296,662	$—
Notes payable converted to common stock	330,000	—
Common stock issued for acquisition of subsidiaries	—	67,999,339
Related party loans converted to common stock	—	30,000
Notes payable converted to accounts payable	—	228,518
Deferred tax liability recorded on intangible assets	—	2,429,500

See accompanying notes to the consolidated financial statements.

NUTEX HEALTH INC.

(F/K/A CLINIGENCE HOLDINGS, INC.)

AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements

Three Months Ended March 31, 2022 and 2021

Note 1 - Organization and Basis of Presentation

The consolidated financial statements presented are those of Nutex Health Inc., formerly known as Clinigence Holdings, Inc., (the “Company”) and its wholly-owned subsidiaries, Accountable Healthcare America, Inc. (“AHA”), AHP Management, Inc. (“AHP”), Clinigence Health, Inc. (“Clinigence”), and Procare Health, Inc. (“Procare”). The Company’s name was changed to Nutex Health Inc. on April 1, 2022 in connection with a reverse merger. In October 2018, Clinigence was incorporated as a wholly-owned subsidiary of Clinigence LLC. The Company is a population health analytics company that provides turnkey SaaS solutions that enable connected intelligence across the care continuum by transforming massive amounts of data into actionable insights. The Company’s solutions help healthcare organizations throughout the United States improve the quality and cost-effectiveness of care, enhance population health management and optimize provider networks. The Company enables risk-bearing healthcare organizations achieve their objectives on the path to value-based care. The Company’s platform automatically extracts and delivers targeted data insights from its cloud-based analytics engine directly to the workflows and technologies of its customers. This enhances end-user workflows with actionable analytics, seamlessly delivers data from disparate sources to the point of engagement, automates the delivery of data to ensure on-time access, and reduces dependency on non-essential applications from the end-user’s workflow. All of this allows the healthcare organization to enable population health management, manage cost and utilization, improve quality, identify gaps in care, risk stratify and target patients, increase collaboration among providers and to optimize network provider performance.

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

Interim Financial Statements

The following (a) condensed consolidated balance sheet as of December 31, 2021, which has been derived from audited financial statements, and (b) the unaudited condensed consolidated interim financial statements of the Company have been prepared in accordance with the instructions to Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2022 are not necessarily indicative of results that may be expected for the year ending December 31, 2022. These condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements and notes thereto for the year ended December 31, 2021 included in the Company’s Annual Report on Form 10-K, filed with the Securities and Exchange Commission (“SEC”) on March 31, 2022.

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

Liquidity and Management Plans

The Company has an accumulated deficit of $48,651,518 and approximately $5.4 million in convertible debt that matures within the current year. As a result, the Company has suffered recurring losses and requires significant cash resources to execute its business plans. These losses are expected to continue for an extended period of time. The aforementioned factors raise substantial doubt about the Company’s ability to continue as a going concern.

Historically, the Company’s major sources of cash have been comprised of proceeds from various public and private offerings of its common stock, debt financings, and option and warrant exercises. During the year ended December 31, 2021, the Company raised approximately $14.4 million in gross proceeds from various public and private offerings of its common stock.

As of March 31, 2022, the Company had approximately $12.7 million in cash and cash equivalents. Although the Company expects to have sufficient capital to fund its obligations, as they become due, in the ordinary course of business until at least December 31, 2022, the actual amount of cash that it will need to operate is subject to many factors. During the year ended December 31, 2022, the Company expects to collect the receivable of $1.3 million from the sale of its ACMG investment. The Company also decreased its debt in 2021. With the funds raised and the other mitigating factors the Company believes that it has enough cash to fund its operations for one year from the date of filing. Therefore, such conditions of substantial doubt as of March 31, 2022 have subsequently been alleviated.

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

Variable interest model

If an entity is determined to be a VIE, the Company evaluates whether the Company is the primary beneficiary. The primary beneficiary analysis is a qualitative analysis based on power and economics. The Company consolidates a VIE if both power and benefits belong to the Company – that is, the Company (i) has the power to direct the activities of a VIE that most significantly influence the VIE’s economic performance (power), and (ii) has the obligation to absorb losses of, or the right to receive benefits from, the VIE that could potentially be significant to the VIE (benefits). The Company consolidates VIEs whenever it is determined that the Company is the primary beneficiary. Refer to Note 15 – “Variable Interest Entities (VIEs)” to the consolidated financial statements for information on the Company’s consolidated VIEs. If there are variable interests in a VIE but the Company is not the primary beneficiary, the Company may account for the investment using the equity method of accounting.

Cash and Cash Equivalents

Cash and cash equivalents are comprised of cash and highly liquid investments with original maturities of 90 days or less at the date of purchase. The Company does not have any cash equivalents as of March 31, 2022 and December 31, 2021. The Company is exposed to credit risk in the event of default by the financial institutions or the issuers of these investments to the extent the amounts on deposit or invested are in excess of amounts that are insured.

Accounts Receivable

The Company analyzes the collectability of accounts receivable from continuing operations each accounting period and adjusts its allowance for doubtful accounts accordingly.  A considerable amount of judgment is required in assessing the realization of accounts receivables, including the creditworthiness of each customer, current and historical collection history and the related aging of past due balances.  The Company evaluates specific accounts when it becomes aware of information indicating that a customer may not be able to meet its financial obligations due to deterioration of its financial condition, lower credit ratings, bankruptcy or other factors affecting the ability to render payment. As of March 31, 2022, no customers represented more than 10% of total accounts receivable.

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

Goodwill

Goodwill represents the net identifiable assets acquired and the liabilities assumed of Procare, AHA and AHP and the fair market value of the common shares issued by the Company for the acquisition of Procare, AHA and AHP. In accordance with ASC Topic No. 350 “Intangibles – Goodwill and Other”), the goodwill is not being amortized, but instead will be subject to an annual assessment of impairment by applying a fair-value based test, and will be reviewed more frequently if current events and circumstances indicate a possible impairment. An impairment loss is charged to expense in the period identified. If indicators of impairment are present and future cash flows are not expected to be sufficient to recover the asset’s carrying amount, an impairment loss is charged to expense in the period identified. No impairment was recorded during the three months ended March 31, 2022.

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

Deferred Revenue

Deposits from customers are not recognized as revenues, but as liabilities, until the following conditions are met: revenues are realized when cash or claims to cash (receivable) are received in exchange for goods or services or when assets received in such exchange are readily convertible to cash or claim to cash or when such goods/services are transferred. When such income item is earned, the related revenue item is recognized, and the deferred revenue is reduced. To the extent revenues are generated from the Company’s support and maintenance services, the Company recognizes such revenues when services are completed and billed. The Company has received deposits from its various customers that have been recorded as deferred revenue and presented as current liabilities in the amount of $92,111 and $173,919 as of March 31, 2022 and December 31, 2021, respectively.

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising costs of $11,055 and $9,739 were charged to operations for the three months ended March 31, 2022 and 2021, respectively.

Recent Accounting Pronouncements

We have reviewed other recent accounting pronouncements and concluded they are either not applicable to the business, or no material effect is expected on the condensed consolidated financial statements as a result of future adoption.

Note 3 – Property and Equipment

Property and equipment are carried at cost and consist of the following at March 31, 2022 and December 31, 2021:

	2022	2021
Office equipment and fixtures	$5,300	$5,300
Computer hardware	54,420	52,998
Computer software	16,121	16,121
Less: Accumulated depreciation	(61,048)	(59,484)
Property, Plant and Equipment, Net	$14,793	$14,935

Depreciation expense of $1,564 and $1,054 was charged to operations for the three months ended March 31, 2022 and 2021, respectively.

Note 4 – Intangible Assets

The following tables provide detail associated with the Company’s acquired identifiable intangible assets:

	As of March 31, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Amortized intangible assets:
Member relationships	$6,444,000	$(465,400)	$5,978,600	15
Management contracts	1,864,530	(62,151))	1,802,379	15
Trademarks	771,230	(109,714)	661,516	6 - 10
PHP technology	2,183,000	(256,356)	1,926,644	11
Total	$11,262,760	$(893,621	$10,369,139

Aggregate Amortization Expense:
For the three months ended March 31, 2022	$	216,453

Note 5 – Investment in ACMG

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

Operating lease ROU assets and operating lease liabilities are recorded on the consolidated balance sheet as follows:

March 31,
2022
Operating Lease:
Operating lease right-of-use assets, net	$86,989
Current portion of operating lease liabilities	47,773
Operating lease liabilities, net of current portion	43,465

As of December 31, 2021, the weighted-average remaining lease term of the operating lease was 1.8 years. The weighted-average discount rate for the operating lease was 6.75%.

The following table summarizes maturities of operating lease liabilities based on lease term as of March 31, 2022:

2022	$38,945
2023	53,354
2024	4,457
Total lease payments	96,756
Less: Imputed interest	5,518
Present value of lease liabilities	$91,238

At March 31, 2022, the Company had the following future minimum payments due under the non-cancelable lease:

2022	$38,945
2023	53,354
2024	4,457
Total minimum lease payments	$96,756

Consolidated rental expense for all operating leases was $27,611 and $11,663 for the three months ended March 31, 2022 and 2021, respectively.

The following table summarizes the cash paid and related right-of-use operating lease recognized for the three months ended March 31, 2022.

Three Months Ended
March 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$12,856
Right-of-use lease assets obtained in the exchange for lease liabilities:
Operating leases	11,261

Note 7 - Earnings (Loss) Per Common Share

The Company calculates net income (loss) per common share in accordance with ASC 260 “Earnings Per Share” (“ASC 260”). Basic and diluted net earnings (loss) per common share was determined by dividing net earnings (loss) applicable to common stockholders by the weighted average number of common shares outstanding during the period. The Company’s potentially dilutive shares, which include outstanding common stock options, common stock warrants, and convertible debt have not been included in the computation of diluted net loss per share for the three months ended March 31, 2022 and 2021 as the result would be anti-dilutive.

	Three Months Ended
	March 31,
	2022	2021
Stock options	6,500,010	2,890,431
Stock warrants	12,401,240	6,092,386
Total shares excluded from calculation	18,901,250	8,982,817

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

3,624,000 options were granted on March 16, 2022 when the Company’s shareholders approved the merger with Nutex resulting in a stock compensation expense of $14.2 million in the current period.

Stock option activity during the three months ended March 31, 2022 and 2021 follows:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Options outstanding at December 31, 2020	1,174,814	$1.61	8.11
Options granted	1,225,000	1.61
Options assumed in merger	490,617	2.00
Options outstanding at March 31, 2021	2,890,431	$1.68	7.64
Options outstanding at December 31, 2021	2,876,010	$1.69	6.90
Options granted	3,624,000	2.78
Options outstanding at March 31, 2022	6,500,010	$2.30	6.62

Options outstanding at March 31, 2022 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
August 5, 2019	40,480	40,480	$5.56	August 5, 2029
October 29, 2019	3,600	3,600	$0.0725	June 6, 2027
January 27, 2020	307,884	307,884	$1.50	January 27, 2030
January 27, 2020	225,000	225,000	$1.50	January 27, 2027
February 29, 2020	95,794	95,794	$1.25	February 28, 2030
May 11, 2020	380,000	380,000	$1.50	May 11, 2027
June 30, 2020	122,056	122,056	$1.45	June 30, 2030
January 28, 2021	1,000,000	1,000,000	$1.61	January 28, 2031
January 28, 2021	225,000	225,000	$1.61	January 28, 2028
February 25, 2021	201,196	201,196	$2.00	March 15, 2025
February 25, 2021	200,000	200,000	$2.00	February 25, 2031
August 16, 2021	75,000	75,000	$2.51	August 16, 2027
March 16, 2022	2,975,000	2,975,000	$2.75	September 7, 2027
March 16, 2022	492,000	492,000	$2.75	September 27, 2027
March 16, 2022	157,000	157,000	$3.50	December 17, 2027
Total	6,500,010	6,500,010

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

Warrant activity during the three months ended March 31, 2022 and 2021 follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)
Warrants outstanding at December 31, 2020	557,873	$6.77	3.79
Warrants assumed in merger	5,534,513	—
Warrants outstanding at March 31, 2021	6,092,386	$2.27	4.52
Warrants outstanding at December 31, 2021	12,383,550	$2.04	4.64
Warrants granted	33,820	1.51
Warrants exercised	(16,130)	1.55
Warrants outstanding at December 31, 2021	12,401,240	$2.04	4.65

Warrants outstanding at March 31, 2022 consist of:

Date Issued	Number Outstanding	Number Exercisable	Exercise Price	Expiration Date
March 21, 2019	96,433	96,433	$6.67	December 31, 2024
April 30, 2019	3,598	3,598	$6.67	December 31, 2024
May 13, 2019	14,393	14,393	$6.67	December 31, 2024
May 28, 2019	199,703	199,703	$6.67	December 31, 2024
June 5, 2019	7,197	7,197	$6.67	December 31, 2024
June 25, 2019	208,361	208,361	$6.67	December 31, 2024
September 6, 2019	25,188	25,188	$6.67	December 31, 2024
October 29, 2019	1,500	1,500	$25.00	February 5, 2023
October 29, 2019	1,500	1,500	$25.00	April 27, 2023
November 19, 2019	16,250	16,250	$1.25	October 31, 2025
February 25, 2021	1,650,443	1,650,443	$1.55	October 31, 2025
February 25, 2021	500,000	500,000	$4.00	February 26, 2026
February 25, 2021	1,456,452	1,456,452	$1.55	February 1, 2027
February 25, 2021	2,694,190	2,694,190	$1.55	July 31, 2026
May 14, 2021	651,429	651,429	$1.75	May 30, 2027
May 28, 2021	228,571	228,571	$1.75	May 30, 2027
June 11, 2021	182,857	182,857	$1.75	May 30, 2027
June 22, 2021	137,143	137,143	$1.75	May 30, 2027
June 24, 2021	169,143	169,143	$1.75	May 30, 2027
June 28, 2021	45,714	45,714	$1.75	May 30, 2027
June 29, 2021	45,714	45,714	$1.75	May 30, 2027
July 6, 2021	28,571	28,571	$1.75	May 31, 2027
July 22, 2021	12,857	12,857	$1.75	May 31, 2027
July 29, 2021	57,142	57,142	$1.75	May 31, 2027
August 6, 2021	157,143	157,143	$1.75	May 31, 2027
August 10, 2021	14,286	14,286	$1.75	May 31, 2027
August 11, 2021	128,571	128,571	$1.75	May 31, 2027
August 12, 2021	42,857	42,857	$1.75	May 31, 2027
August 16, 2021	14,286	14,286	$1.75	May 31, 2027
August 17, 2021	14,286	14,286	$1.75	May 31, 2027
August 27, 2021	28,571	28,571	$1.75	May 31, 2027
August 31, 2021	71,429	71,429	$1.75	May 31, 2027
September 1, 2021	228,572	228,572	$1.75	May 31, 2027
September 3, 2021	50,000	50,000	$1.75	May 31, 2027
September 9, 2021	88,571	88,571	$1.75	May 31, 2027
September 17, 2021	14,286	14,286	$1.75	May 31, 2027
September 20, 2021	422,856	422,856	$1.75	May 31, 2027
September 22, 2021	1,328,002	1,328,002	$1.75	May 31, 2027
September 23, 2021	500,000	500,000	$3.50	May 31, 2027
October 8, 2021	564,069	564,069	$1.75	May 31, 2027
October 22, 2021	281,964	281,964	$1.75	May 31, 2027
March 18, 2022	17,142	17,142	$1.75	May 31, 2027
Total	12,401,240	12,401,240

Note 9 – Convertible Notes Payable

Convertible notes payable consisted of the following at March 31, 2022 and December 31, 2021:

	2022	2021
Notes payable convertible into Nutex common shares at $1.55 per share; bearing interest at a rate of 10%; net of debt discount of $3,771,858 and $3,904,221, respectively; maturing in July 2022	$3,771,858	$3,904,221

Included in the liabilities assumed in the AHA merger are convertible promissory notes to various individuals totaling $3,771,858 at March 31, 2022. The face value of the notes at issuance was $7,565,375. The noteholders were granted warrants to purchase the Company’s common stock at $1.55 per share in an amount equal to 50% of the shares to be received upon conversion of the Note.

The debt discount of $7,565,375 is being accreted over 20 months. The accreted balance as of March 31, 2022 is $3,771,858. During the three months ended March 31, 2022, various noteholders converted principal balances of $330,000 into 212,903 common shares.

At the time of issuance of these notes based on independent valuation, debt discounts were calculated and allocated based on the relative values of $2,658,960 for the value of the warrants and $4,906,415 related to a beneficial conversion feature. The total debt discount of $3,703,134 is being accreted over 20 months. The accreted balance as of March 31, 2022 is $1,086,095.

Note 10 – Notes Payable

Notes payable consisted of the following at March 31, 2022 and December 31, 2021:

	2022	2021
SBA Paycheck Protection Program notes payable issued in April 2020 and February 2021 with maturity dates through August 2023 and interest rate of 1%	$—	$260,087
SBA Economic Injury Disaster Loan note payable issued in May 2020 with a maturity date of May 2051 and interest rate of 3.75%	—	150,000
Note payable with a maturity date of January 31, 2023 and interest rate of 12.9%
Total notes payable	553,150	877,172
Current portion	(553,150)	(727,182)
Total notes payable, net	$—	$150,000

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

On May 22, 2020, the Company received loan proceeds of $150,000 pursuant to the U.S. Small Business Administration (“SBA”) COVID-19 Economic Injury Disaster Loan (EIDL) program.  Under the terms of the loan, Borrower must pay principal and interest payments of $731 every month beginning Twenty four (24) months from the date of the Note. The SBA will apply each installment payment first to pay interest accrued to the day the SBA receives the payment and will then apply any remaining balance to reduce principal. All remaining principal and accrued interest is due and payable Thirty (30) years from the date of the Note. Borrower may prepay this Note in part or in full at any time, without notice or penalty. The Company repaid the principal balance of $150,000 on March 9, 2022.

On February 25, 2021, the Company received a second PPP loan of $260,087. The loan accrue interest at a rate of 1% and has an original maturity date of two years which can be extended to five years by mutual agreement of the Company and SBA.  The PPP loan contains customary events of default relating to, among other things, payment defaults and breaches of representations and warranties.

Under the terms of the loan, a portion or all of the loan is forgivable to the extent the loan proceeds are used to fund qualifying payroll, rent and utilities during a designated twenty-four week period. Payments are deferred until the SBA determines the amount to be forgiven. The Company has utilized the proceeds of the PPP loan in a manner which has enabled qualification as a forgivable loan. On February 22, 2022, the second PPP loan in the amount of $260,087 was forgiven by the SBA and reported as other income in the condensed consolidated statements of operations.

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

Effective February 1, 2021, an Amended and Restated Note was entered into in which the principal amount increased to $840,000 (original Note plus the principal amount of Series D Convertible Shares owned by the Investor) which bears interest at 12.9% and matures on January 31, 2023. The debt premium of $840,000 is being accreted over 23 months. The accreted balance as of December 31, 2021 is $553,150.

Note 11 – Stock Transactions

Common Stock Issued

In connection with the convertible notes payable (see Note 9 above) various noteholders converted $330,000 of principal balance to 212,903 shares of common stock on March 17, 2022. The stock issued was determined based on the terms of the convertible notes.

On March 16, 2022, various shareholders exercised warrants in exchange for 16,130 common shares for proceeds of $25,000.

Note 12 – Concentrations and Credit Risk

Sales and Accounts Receivable

The Company had sales to two customers which accounted for approximately 19% and 16%, respectively of total sales for the three months ended March 31, 2022. The two customers accounted for less than 10%, respectively of accounts receivable at March 31, 2022.

No customer accounted for 10% or more of sales for the three months ended March 31, 2021.

Cash

Cash is maintained at a major financial institution. Accounts held at U.S. financial institutions are insured by the FDIC up to $250,000. Cash balances could exceed insured amounts at any given time, however, the Company has not experienced any such losses. The Company did not have any interest-bearing accounts at March 31, 2022 and December 31, 2021, respectively.

Note 13 - Related Party Transactions

Due to Related Parties

Due to related parties with a balance of $128,176 at March 31, 2022 and December 31, 2021, respectively, does not bear interest and is payable on demand. The Company’s former subsidiary, Arcmail owed amounts on a credit card that is guaranteed by the husband of the Company’s Chief Financial Officer, who was held personally responsible by the credit card company for the unpaid balance. The balance of $128,176 was included in the assumed liabilities of the AHA merger transaction.

Note 14 – Commitments and Contingencies

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

Note 15 - Variable Interest Entities (VIEs)

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

March 31,
2022
ASSETS
Current Assets
Cash and cash equivalents	$3,252,646
Accounts receivable	685,428
Prepaid expenses and other assets	16,860
Total Current Assets	3,954,934

Other Assets
Goodwill	32,213,208
Right of use asset, net	86,989
Intangible assets, net	6,425,197
Total Other Assets	38,725,394
Total Assets	$42,680,328

Current Liabilities
Accounts payable and accrued expenses	$3,091,572
Lease liability - current	47,773
Total Current Liabilities	3,139,345

Long-term Liabilities
Lease liability – long-term	43,465
Total Liabilities	$3,182,810

Note 16 – Subsequent Events

The Company evaluated its March 31, 2022 condensed consolidated financial statements for subsequent events through the date the condensed consolidated financial statements were issued.

Notes Payable Transactions

From April 2, 2022 through the date of the report, various noteholders converted $1,125,375 of principal to 726,045 shares of the Company’s common stock, valued at $1.55 per share.

Stock Transactions

On May 9, 2022, the Company issued 83,547 restricted common stock awards, valued at $324,998 to the board of directors.

Options and Warrants

From April 2, 2022 through the date of the report, various stockholders exercised options for 56,019 common shares for total proceeds of $134,528.

From April 2, 2022 through the date of the report, various stockholders exercised warrants for 571,317 common shares for total proceeds of $956,248. Cashless exercises of warrants for 171,791 common shares were entered into.

Business Acquisition

On April 1, 2022, Nutex Health Inc. (formerly Clinigence Holdings, Inc.), a Delaware corporation (the “Company”), completed its business combination with Nutex Health Holdco LLC (“Nutex”) following the satisfaction or waiver of the conditions set forth in the Agreement and Plan of Merger, dated as of November 23, 2021, among the Company, Nutex Acquisition LLC (“Merger Sub”), Micro Hospital Holding LLC (solely for the purposes of certain sections), Nutex Health LLC (solely for the purposes of certain sections) and Thomas T. Vo, solely in his capacity as the representative of the equityholders of Nutex (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Nutex, with Nutex surviving as a wholly owned subsidiary of the Company (the “Merger”).

In connection with the Merger and as of the effective time of the Merger (the “Effective Time”) each unit representing an equity interest in Nutex issued and outstanding immediately prior to the Effective Time of the Merger (a“Nutex Membership Interest”) was converted into the right to receive 3.571428575 (the “Exchange Ratio”) shares of common stock of the Company, par value $0.001 per share (the “Company Common Stock”), as adjusted as set forth in the Merger Agreement, that results in the former Nutex equityholders (“Former Nutex Equityholders”) having a right to receive an aggregate of 592,791,712 shares of Company Common Stock.

The aggregate number of Nutex Membership Interests outstanding immediately prior to the Effective Time of the Merger was equal to (a) with respect to the facilities operating for less than 24 months (the “Ramping Hospitals”) and the facilities operating for more than 24 months (the “Mature Hospitals”), the aggregate EBITDA of Nutex based on the contributed percentages of the Ramping Hospitals and Mature Hospitals for the trailing 12-month period ended September 30, 2021 (“TTM EBITDA”) and (b) with respect to the facilities not yet open (the “Under Construction Hospitals”), the aggregate capital contribution amounts received from the contributing owners of the Under Construction Hospitals.

The aggregate number of shares of Company Common Stock issued in the Merger was equal to (x) with respect to the Ramping Hospitals and Mature Hospitals, (i) ten times TTM EBITDA (minus (A) the aggregate debt of the Nutex subsidiaries and Nutex facilities outstanding as of closing, excluding guarantees of mortgage debt of the noncontrolled real estate entities and finance lease obligations reported as indebtedness under GAAP but including any new debt incurred to finance any redemptions of Nutex Membership Interests, plus (B) up to $10,000,000 of cash held by the Nutex subsidiaries at closing) divided by (ii) $2.80 plus (y) with respect to the Under Construction Hospitals, (a) the aggregate capital contribution amounts received from the contributing owners of the Under Construction Hospitals divided by (b) $2.80 (collectively the “Merger Consideration”). The Merger Consideration was increased by 2,500,000 shares of Company Common Stock, shared pro rata among the Former Nutex Equityholders, in an amount equal to the shares of Company Common Stock issued to a certain consultant as required under the Merger Agreement.

In addition, owners of the Under Construction Hospitals and Ramping Hospitals are eligible, in the future and based on attainment of the performance thresholds set forth below, to receive a one-time additional issuance of Company Common Stock. Specifically, on the 24-month anniversary of the opening date of the applicable Ramping Hospital, such owner is eligible to receive such owner’s pro rata share of a number of shares of Company Common Stock equal to (a)(i) the TTM EBITDA of the applicable Ramping Hospital times (ii) ten minus (iii) the initial equity value received at the closing of the Merger Agreement minus (iv) such owner’s pro rata share of the aggregate debt of the applicable Ramping Hospital outstanding as of the closing of the Merger divided by (b) the greater of (i) the price of the Company Common Stock and (ii) $2.80. On the 24-month anniversary of the opening date of the applicable Under Construction Hospital, such owner is eligible to receive such owner’s pro rata share of a number of shares of Company Common Stock equal to (a)(i) the TTM EBITDA of the applicable Under Construction Hospital times (ii) ten minus (iii) the aggregate amount of such owner’s capital contribution minus (iv) such owner’s pro rata share of the aggregate Debt of the applicable Under Construction Hospital outstanding as of the Closing of the Merger divided by (b) the greater of (i) the price of the Company Common Stock at the time of determination and (ii) $2.80.

Lock-Up Agreement. Also on April 1, 2022, each member of Nutex Holdco entered into a Lock-Up Agreement agreeing not to, without the prior written consent of the Company and except in limited circumstances (i) offer, pledge, sell, contract to sell, sell any option or contract purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase or otherwise transfer or dispose of their shares of Company Common Stock received in the Merger or (ii) enter into any swap or other agreement that transfers, in whole or in part, any of the economic consequences of ownership of such shares.

The lock-up restrictions terminate with respect to one-third of the shares of Company Common Stock issued in connection with the Merger immediately following each of (i) six months after the Effective Time of the Merger, (ii) twelve months after the Effective Time of the Merger and (iii) eighteen months after the Effective Time of the Merger.

Registration Rights Agreement. Pursuant to a Registration Rights Agreement dated as of April 1, 2022, among Nutex Health Inc., Nutex Holdco and the Former Nutex Equityholders (the “Registration Rights Agreement”) the Company has agreed to file a resale registration statement to register the shares of Company Common Stock received by the Former Nutex Equityholders as promptly as possible but in no event more than three months following the Effective Time of the Merger and to use its commercially reasonable efforts to have it declared effective no later than six months after the Effective Time of the Merger. The Company has agreed to use its commercially reasonable efforts to maintain the effectiveness of the resale registration statement continuously until the date that is the earlier of (i) two years following the effectiveness of the resale registration statement or (ii) the date that is the earlier of (A) the date that all securities covered by the resale registration statement may be sold by the holders under Rule 144 (and without the requirement for the Company to be in compliance with the current public information requirements under Rule 144(c)(1) (or Rule 144(i)(2), if applicable)) or (B) the date on which the holders no longer hold any securities covered by the resale registration statement.

The Registration Rights Agreement terminates on the earlier of (i) the date when there are no shares subject to the Registration Rights Agreement or (ii) the dissolution or liquidation of the Company.

The Nutex transaction will be accounted for as a reverse business combination whereby Nutex is deemed the accounting acquirer.  The assets and liabilities of Clinigence will be recorded at fair value with the excess purchase price recorded as intangibles and goodwill.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q. In addition, reference is made to our audited consolidated financial statements and notes thereto and related Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022.

Overview

The Company is a technology-enabled healthcare services company with two divisions: a Hospital Division and a Population Health Management Division.

The Hospital Division implements and operates innovative health care models, including micro-hospitals, specialty hospitals, and hospital outpatient departments (HOPDs). This division owns and operates 21 facilities in 8 states.

The Population Health Management Division owns and operates provider networks such as Independent Physician Associations (IPAs). Our Management Services Organizations (MSOs) provide management, administrative, and other support services to our affiliated hospitals and physician groups. Our cloud-based proprietary technology platform aggregates data across multiple information systems, settings, and sources to create a holistic view of each patient and provider, allowing us to deliver greater quality care more efficiently.

Recent Developments

Merger with Nutex Health Holdco LLC

On April 1, 2022, the Compny completed its business combination with Nutex Health Holdco LLC (“Nutex”) following the satisfaction or waiver of the conditions set forth in the Agreement and Plan of Merger, dated as of November 23, 2021, among the Company, Nutex Acquisition LLC (“Merger Sub”), Micro Hospital Holding LLC (solely for the purposes of certain sections), Nutex Health LLC (solely for the purposes of certain sections) and Thomas T. Vo, solely in his capacity as the representative of the equityholders of Nutex (the “Merger Agreement”), pursuant to which Merger Sub merged with and into Nutex, with Nutex surviving as a wholly owned subsidiary of the Company (the “Merger”).

In connection with the Merger and as of the effective time of the Merger (the “Effective Time”) each unit representing an equity interest in Nutex issued and outstanding immediately prior to the Effective Time of the Merger (a“Nutex Membership Interest”) was converted into the right to receive 3.571428575 (the “Exchange Ratio”) shares of common stock of the Company, par value $0.001 per share (the “Company Common Stock”), as adjusted as set forth in the Merger Agreement, that results in the former Nutex equityholders (“Former Nutex Equityholders”) having a right to receive an aggregate of 592,791,712 shares of Company Common Stock.

The aggregate number of Nutex Membership Interests outstanding immediately prior to the Effective Time of the Merger was equal to (a) with respect to the facilities operating for less than 24 months (the “Ramping Hospitals”) and the facilities operating for more than 24 months (the “Mature Hospitals”), the aggregate EBITDA of Nutex based on the contributed percentages of the Ramping Hospitals and Mature Hospitals for the trailing 12-month period ended September 30, 2021 (“TTM EBITDA”) and (b) with respect to the facilities not yet open (the “Under Construction Hospitals”), the aggregate capital contribution amounts received from the contributing owners of the Under Construction Hospitals.

The aggregate number of shares of Company Common Stock issued in the Merger was equal to (x) with respect to the Ramping Hospitals and Mature Hospitals, (i) ten times TTM EBITDA (minus (A) the aggregate debt of the Nutex subsidiaries and Nutex facilities outstanding as of closing, excluding guarantees of mortgage debt of the noncontrolled real estate entities and finance lease obligations reported as indebtedness under GAAP but including any new debt incurred to finance any redemptions of Nutex Membership Interests, plus (B) up to $10,000,000 of cash held by the Nutex subsidiaries at closing ) divided by (ii) $2.80 plus (y) with respect to the Under Construction Hospitals, (a) the aggregate capital contribution amounts received from the contributing owners of the Under Construction Hospitals divided by (b) $2.80 (collectively the “Merger Consideration”). The Merger Consideration was increased by 2,500,000 shares of Company Common Stock, shared pro rata among the Former Nutex Equityholders, in an amount equal to the shares of Company Common Stock issued to a certain consultant as required under the Merger Agreement.

In addition, owners of the Under Construction Hospitals and Ramping Hospitals are eligible, in the future and based on attainment of the performance thresholds set forth below, to receive a one-time additional issuance of Company Common Stock. Specifically, on the 24-month anniversary of the opening date of the applicable Ramping Hospital, such owner is eligible to receive such owner’s pro rata share of a number of shares of Company Common Stock equal to (a)(i) the TTM EBITDA of the applicable Ramping Hospital times (ii) ten minus (iii) the initial equity value received at the closing of the Merger Agreement minus (iv) such owner’s pro rata share of the aggregate debt of the applicable Ramping Hospital outstanding as of the closing of the Merger divided by (b) the greater of (i) the price of the Company Common Stock and (ii) $2.80. On the 24-month anniversary of the opening date of the applicable Under Construction Hospital, such owner is eligible to receive such owner’s pro rata share of a number of shares of Company Common Stock equal to (a)(i) the TTM EBITDA of the applicable Under Construction Hospital times (ii) ten minus (iii) the aggregate amount of such owner’s capital contribution minus (iv) such owner’s pro rata share of the aggregate Debt of the applicable Under Construction Hospital outstanding as of the Closing of the Merger divided by (b) the greater of (i) the price of the Company Common Stock at the time of determination and (ii) $2.80.

The Merger was disclosed on the Company’s current report on Form 8-K filed on April 1, 2022.

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

Results of operation

NUTEX HEALTH INC. AND SUBSIDIARIES

(F/K/A CLINIGENCE HOLDINGS, INC.)

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31,

(UNAUDITED)

	2022	2021
Sales
Capitation revenue, net	$5,386,064	$1,594,712
SaaS revenue	333,445	419,633
Management service revenue, net	489,666	—
Total sales	6,209,175	2,014,345
Cost of sales	4,492,930	1,587,473
Gross profit	1,716,245	426,872

Operating expenses
Research and development	73,750	76,720
Sales and marketing	11,055	9,739
General and administrative expenses	17,782,908	4,426,292
Amortization	216,453	64,044
Total operating expenses	18,084,166	4,576,795

Income (loss) from operations	(16,367,921)	(4,149,923)

Other income (expenses)
Income from forgiveness of debt	260,087	—
Interest income	368	114
Interest expense - debt obligations	(186,916)	(334,331)
Interest expense - accretion of debt discount	(283,692)	—
Total other income (expenses)	(210,153)	(334,217)

Loss from operations before income tax benefit	(16,578,074)	(4,484,140)
Income tax benefit - current	8,889	—
Net loss	(16,569,185)	(4,484,140)
Net income attributable to noncontrolling interest	193,856	(39,581)
Net income (loss) attributable to Clinigence Holdings, Inc.	$(16,763,041)	$(4,444,559)

Revenue

Our revenue for the three months ended March 31, 2022, was $6,209,175, as compared to $2,014,345 for the three months ended March 31, 2021. The increase was primarily attributable to the AHP and Procare acquisitions.

Cost of Services

Expenses related to cost of services for the three months ended March 31, 2022, were $4.5 million, as compared to $1.6M for the same period in 2021. The overall increase was primarily due to the AHP acquisition.

Sales and Marketing

Sales and Marketing expense for the three months ended March 31, 2022, was $11,055, compared to $9,739 for the three months ended March 31, 2021. The increase was primarily attributable to press releases issue during the quarter.

Research and Development

Research and Development expense for the three months ended March 31, 2022, was $73,750 compared to $76,720 for the three months ended March 31, 2021. The increase was primarily attributable to the increase of research and development efforts for our Clinigence Health subsidiary.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2022, were $17.8 million, as compared to $4.4 million for the same period in 2021. The increase was primarily attributable to $14.2 million in stock based compensation and $1.24 million in legal, accounting and filing fees related to the Nutex Merger.

Amortization

Amortization expense for the three months ended March 31, 2022, was $216,453 as compared to $64,044 for the same period in 2021. This amount includes the amortization of intangible assets acquired from AHP, AHA and Procare.

Interest Expense

Interest expense for the three months ended March 31, 2022, was $470,609 as compared to $334,331 for the same period in 2021. The Interest expense reflected was primarily for accretion of debt combined with interest incurred on convertible debt related to the acquisition of AHA.

Interest Income

Interest income for the three months ended March 31, 2022, was $368 as compared to $114 for the three months ended March 31, 2021. Interest income reflects interest earned on cash held in deposit accounts.

Income from Forgiveness of Debt

Income from forgiveness of debt was $260,087 for the for the three months ended March 31, 2022, as a result of the forgiveness of payment protection plan loan.

Net Income (Loss) Attributable to Noncontrolling Interests

Net income attributable to noncontrolling interests was $193,856 for the three months ended March 31, 2022 and compared toa net loss of $39,581 for the three months ended March 31, 2021. The was due to income from AHP VIE.

LIQUIDITY AND CAPITAL RESOURCES

General

We had cash of $12,716,228 for the three months ended March 31, 2021, compared to $ 15,314,328 as of December 31, 2021, a decrease of $2,598,100.

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

Cash Flow Activity

Cash used in operating activities for the three months ended March 31, 2022, was $2,378,658 as compared to cash used in operating activities of $567,063 for the three months ended March 31, 2021. The increase in cash used in operating activities was primarily driven by our operating revenues not being sufficient to cover our on-going obligations. Additional contributing factors include an increase in accounts receivable of $146,621, an increase in account payable and accrued expenses of $121,168, a decrease in customer deposits of $1,960, a decrease in prepaid expenses and other current assets of $173,891, income from forgiveness of debt of $260,087, amortization and depreciation expense of $229,036, interest expense associated with debt discount of $283,692, accrued interest of $2,731, lese liability of $11,291, deferred revenue of $81,808 and stock-based compensation expense of $14,196,876.

Cash used in investing activities during the three months ended March 31, 2022, was $184,442 primarily due to distributions to the AHP shareholders for period prior to acquisition, compared to cash provided by investing activities of $3,888,267from acquisitions during the three months ended March 31, 2021.

Cash used in financing activities for the three months ending March 31, 2022, was $35,000 and consisted of proceeds from the sale of common stock of $100,000, proceeds from the exercise of warrants of $25,000 offset by payments on notes payable of $150,000 and payments of financing costs for capital raise of $10,000.

Critical Accounting Policies and Estimates

The preparation of financial statements and related disclosures in conformity with U.S. GAAP requires our management to make judgments, assumptions, and estimates that affect the amounts of revenue, expenses, income, assets, and liabilities, reported in our consolidated financial statements and accompanying notes. Actual results and the timing of recognition of such amounts could differ from those judgments, assumptions, and estimates. In addition, judgments, assumptions, and estimates routinely require adjustment based on changing circumstances and the receipt of new or better information. Understanding our accounting policies and the extent to which our management uses judgment, assumptions, and estimates in applying these policies, therefore, is integral to understanding our financial statements. Critical accounting policies and estimates are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We summarize our most significant accounting policies in relation to the accompanying consolidated financial statements in Note 2 thereto. Please also refer to the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Off-Balance Sheet Arrangements

As of March 31, 2022, we had no off-balance sheet arrangements that are or have been reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that are material to investors.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not Required.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officers and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on that evaluation, our management, including Chief Executive Officers and Chief Financial Officer, concluded that our disclosure controls and procedures as defined in Rules 13a-15(e) and 15(d)-15(e) under the Exchange Act, were effective as of March 31, 2022, to ensure that information required to be disclosed by us in this Quarterly Report on Form 10-Q or submitted under the Exchange Act is (i) recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms and (ii) accumulated and communicated to our management, including our principal executive officers and principal financial officer, as appropriate, to allow timely decisions regarding required disclosures.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under Exchange Act) during our first fiscal quarter of 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended March 31, 2022.

Item 1A. Risk Factors.

Our business, financial condition, and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry, as well as risks that affect businesses in general. In addition to the information and risk factors set forth in this Quarterly Report on Form 10-Q, you should carefully consider the factors discussed in Part I, Item 1A, “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, filed with the SEC on March 31, 2022. The risks disclosed in such Annual Report and in this Quarterly Report could materially adversely affect our business, financial condition, cash flows, or results of operations and thus our stock price. We believe there have been no material changes in our risk factors from those disclosed in the Annual Report. However, additional risks and uncertainties not currently known or which we currently deem to be immaterial may also materially adversely affect our business, financial condition, or results of operations.

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

None for the three months ended March 31, 2022.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2022.

Nutex Health, Inc.
/s/ Thomas Vo
Thomas Vo
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

