Form 10-Q
period 2022-06-30
Nutex Health, Inc.
filed 2022-08-22
CIK 1479681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 000-53862

NUTEX HEALTH INC.

(Exact name of registrant as specified in its charter)

Delaware	11-3363609
(State or other jurisdiction	(I.R.S. Employer
of incorporation or organization)	Identification No.)

6030 S. Rice Ave, Suite C,
Houston, Texas	77081
(Address of principal executive offices)	(Zip code)

(713) 660-0557
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value	NUTX	NASDAQ

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

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

Yes  ☐    No  ☒

As of August 22, 2022, the registrant had 649,770,069 shares of common stock outstanding.

1

NUTEX HEALTH INC.

FORM 10-Q

INTRODUCTORY NOTE

Unless the context dictates otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us,” “our,” and similar words are references to Nutex Health Inc. (formerly known as Clinigence Holdings, Inc.), a Delaware corporation, and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”) and “Nutex” refers to Nutex Health Inc.

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, changes in laws or regulations, any statements about our business (including the impact of the COVID-19 pandemic on our business), financial condition, operating results, plans, objectives, expectations and intentions, any guidance on, or projections of, earnings, revenue or other financial items, or otherwise, and our future liquidity, including cash flows; any statements of any plans, strategies, and objectives of management for future operations, such as the material opportunities that we believe exist for our Company; any statements concerning proposed services, developments, mergers or acquisitions; or strategic transactions; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “contemplate,” “budgeted,” “will,” “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases, or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q and are subject to change.

Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, the risk factors discussed under the heading “Risk Factors” in Part I, Item IA thereof. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change, and significant risks and uncertainties that could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$47,600,621	$36,118,284
Accounts receivable	94,653,853	112,766,317
Accounts receivable - related parties	1,391,049	1,993,117
Inventories	2,907,182	2,814,178
Prepaid expenses and other current assets	2,427,849	323,283
Total current assets	148,980,554	154,015,179
Property and equipment, net	67,822,682	151,912,500
Operating right-of-use assets	23,686,253	21,829,552
Financing right-of-use assets	183,542,400	64,614,781
Intangible assets, net	21,964,230	682,649
Goodwill	425,355,837	1,139,297
Other assets	441,304	456,085
Total assets	$871,793,260	$394,650,043

Liabilities and Equity
Current liabilities:
Accounts payable	$19,954,714	$13,582,664
Accounts payable - related parties	3,614,326	4,070,438
Lines of credit	2,592,714	72,055
Current portion of long-term debt	7,735,760	10,158,932
Operating lease liabilities, current portion	1,789,871	1,489,997
Financing lease liabilities, current portion	3,592,382	1,452,447
Accrued expenses and other current liabilities	17,191,260	6,864,426
Total current liabilities	56,471,027	37,690,959
Long-term debt, net	16,305,258	78,821,985
Operating lease liabilities, net	22,616,233	20,820,588
Financing lease liabilities, net	192,516,749	65,735,501
Deferred tax liabilities	17,469,750	—
Total liabilities	305,379,017	203,069,033

Commitments and contingencies

Equity:
Common stock, $0.001 par value; 900,000,000 shares authorized; 648,918,458 and 592,791,712 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	648,918	592,792
Additional paid-in capital	467,402,221	11,742,891
Retained earnings	57,638,688	102,315,623
Nutex Health Inc. equity	525,689,827	114,651,306
Noncontrolling interests	40,724,416	76,929,704
Total equity	566,414,243	191,581,010
Total liabilities and equity	$871,793,260	$394,650,043

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Revenue:
Hospital division	$51,604,679	$62,814,672	$130,731,921	$150,157,914
Population health management division	6,443,254	—	6,443,254	—
Total revenue	58,047,933	62,814,672	137,175,175	150,157,914

Operating costs and expenses:
Payroll	24,045,279	18,261,313	48,502,680	36,026,695
Contract services	13,478,349	4,235,963	18,883,944	9,036,276
Medical supplies	2,581,552	2,572,970	6,841,031	4,972,662
Insurance expense	1,551,696	1,971,574	3,927,679	3,619,305
Depreciation and amortization	3,132,485	2,223,461	5,529,346	4,001,640
Other	8,266,046	4,412,059	14,099,991	8,714,161
Total operating costs and expenses	53,055,407	33,677,340	97,784,671	66,370,739

Gross profit	4,992,526	29,137,332	39,390,504	83,787,175

Corporate cost:
Acquisition costs	3,885,666	—	3,885,666	—
General and administrative expenses	2,485,337	1,533,002	7,644,342	3,522,040
Total corporate cost	6,371,003	1,533,002	11,530,008	3,522,040

Operating income (loss)	(1,378,477)	27,604,330	27,860,496	80,265,135

Interest expense	3,849,629	1,504,933	5,705,603	2,991,090
Other expense (income)	(1,403,222)	(4,060,149)	977,323	(3,921,356)
Income (loss) before taxes	(3,824,884)	30,159,546	21,177,570	81,195,401
Income tax expense	19,653,286	481,501	19,829,609	638,354
Net income (loss)	(23,478,170)	29,678,045	1,347,961	80,557,047

Less: net income (loss) attributable to noncontrolling interests	(4,082,418)	2,618,644	(786,589)	15,735,510
Net income (loss) attributable to Nutex Health Inc.	$(19,395,752)	$27,059,401	$2,134,550	$64,821,537

Earnings (loss) per common share
Basic	$(0.03)	$0.05	$0.00	$0.11
Diluted	$(0.03)	$0.05	$0.00	$0.11
Weighted average shares outstanding
Basic	646,370,173	592,791,712	619,728,949	592,791,712
Diluted	658,991,192	592,791,712	626,992,817	592,791,712

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Retained	Noncontrolling	Total
	Shares	Amount	Capital	Earnings	Interests	Equity
Balance at January 1, 2021	592,791,712	$592,792	$9,724,052	$81,413,212	$55,638,769	$147,368,825
Contributions	-	-	791,610	-	4,176,800	4,968,410
Distributions	-	-	-	(30,054,155)	(8,831,693)	(38,885,848)
Net income	-	-	-	37,762,136	13,116,866	50,879,002
Balance at March 31, 2021	592,791,712	$592,792	$10,515,662	$89,121,193	$64,100,742	$164,330,389
Contributions	-	-	1,243,686	-	4,821,304	6,064,990
Distributions	-	-	-	(30,785,270)	(8,775,526)	(39,560,796)
Net income	-	-	-	27,059,401	2,618,644	29,678,045
Balance at June 30, 2021	592,791,712	$592,792	$11,759,348	$85,395,324	$62,765,164	$160,512,628

Balance at January 1, 2022	592,791,712	$592,792	$11,742,891	$102,315,623	$76,929,704	$191,581,010
Contributions	-	-	-	-	3,869,201	3,869,201
Distributions	-	-	-	(27,114,936)	(5,738,045)	(32,852,981)
Net income	-	-	-	21,442,843	3,383,288	24,826,131
Balance at March 31, 2022	592,791,712	$592,792	$11,742,891	$96,643,530	$78,444,148	$187,423,361
Reverse acquisition with Clinigence	50,961,109	50,961	446,780,842	-	194,747	447,026,550
Notes payable converted to common stock	2,622,819	2,623	4,062,749	-	-	4,065,372
Common stock issued for exercise of warrants	2,147,252	2,147	4,116,994	-	-	4,119,141
Common stock issued for exercise of options	312,019	312	644,662	-	-	644,974
Restricted stock awards issued for compensation	83,547	83	54,083	-	-	54,166
Deconsolidation of Real Estate Entities	-	-	-	(12,267,888)	(27,055,984)	(39,323,872)
Contributions	-	-	-	-	861,916	861,916
Distributions	-	-	-	(7,341,202)	(7,637,993)	(14,979,195)
Net loss	-	-	-	(19,395,752)	(4,082,418)	(23,478,170)
Balance at June 30, 2022	648,918,458	$648,918	$467,402,221	$57,638,688	$40,724,416	$566,414,243

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six months ended June 30
	2022	2021
Cash flows from operating activities:
Net income	$1,347,961	$80,557,047
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,529,346	4,001,640
Stock-based compensation expense	54,166	—
Other income - gain on PPP loan forgiveness	—	(4,525,600)
Deferred tax expense	12,013,748	—
Debt accretion expense	722,536	—
Non-cash lease expense	109,114	(144,677)
Changes in operating assets and liabilities:
Accounts receivable	19,745,666	17,338,754
Accounts receivable - related party	602,068	(150)
Inventories	(93,004)	(2,513)
Prepaid expenses and other current assets	(1,977,182)	(1,022,062)
Accounts payable	6,358,427	4,845,359
Accounts payable - related party	(630,490)	(793,487)
Accrued expenses and other current liabilities	9,645,922	2,536,291
Other current assets	(25,219)	(36,120)
Net cash from operating activities	53,403,059	102,754,482

Cash flows from investing activities:
Acquisitions of property and equipment	(16,621,726)	(21,714,755)
Acquired cash in reverse acquisition with Clinigence	12,716,228	—
Cash related to deconsolidation of Real Estates Entities	(2,421,212)	—
Net cash from investing activities	(6,326,710)	(21,714,755)

Cash flows from financing activities:
Proceeds from lines of credit	2,592,714	—
Proceeds from notes payable	4,865,974	13,966,345
Repayments of lines of credit	(72,055)	(813,101)
Repayments of notes payable	(4,338,567)	(13,712,534)
Repayments of finance leases	(305,134)	(549,710)
Common stock issued for exercise of warrants	4,119,141	—
Common stock issued for exercise of options	644,974	—
Members' contributions	4,731,117	11,033,400
Members' distributions	(47,832,176)	(78,446,644)
Net cash from financing activities	(35,594,012)	(68,522,244)

Net change in cash and cash equivalents	11,482,337	12,517,483
Cash and cash equivalents - beginning of the period	36,118,284	25,514,275
Cash and cash equivalents - end of the period	$47,600,621	$38,031,758

Supplemental disclosures of cash flow information:
Cash paid for interest	$5,705,603	$2,991,090
Cash paid for income taxes	$631,400	$316,702
Non-cash investing and financing activities:
Acquisition of financing leases	$9,937,104	$452,457

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Organization and Operations

Nutex Health Inc. (“Nutex Health” or the “Company”), is a physician-led, technology-enabled healthcare services company with 21 hospital facilities in eight states (hospital division), and a primary care-centric, risk-bearing population health management division. Our hospital division implements and operates different innovative health care models, including micro-hospitals, specialty hospitals and hospital outpatient departments (“HOPDs”). The population health management division owns and operates provider networks such as independent physician associations (“IPAs”) and offers a cloud-based proprietary technology platform to IPAs which aggregates clinical and claims data across multiple settings, information systems and sources to create a holistic view of patients and providers.

We employ approximately 1,500 employees and partner with over 800 physicians. Our corporate headquarters is based in Houston, Texas. We were incorporated on April 13, 2000 in the state of Delaware.

Merger of Nutex Health Holdco LLC and Clinigence Holdings, Inc. On April 1, 2022, the merger (the “Merger”) of Nutex Health Holdco LLC and Clinigence Holdings, Inc. (“Clinigence”) was completed pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) entered on November 23, 2021 between Clinigence, Nutex Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of Clinigence, Nutex, Micro Hospital Holding LLC (solely for the purposes of certain sections of the Merger Agreement), Nutex Health Holdco LLC and Thomas Vo, M.D., solely in his capacity as the representative of the equity holders of Nutex Health Holdco LLC.

In connection with the Merger Agreement, Nutex Health Holdco LLC entered into certain Contribution Agreements with holders of equity interests (“Nutex Owners”) of subsidiaries and affiliates (the “Nutex Subsidiaries”) pursuant to which such Nutex Owners agreed to contribute certain equity interests in the Nutex Subsidiaries to Nutex Health Holdco LLC in exchange for specified equity interests in Nutex Health Holdco LLC (collectively, the “Contribution Transaction”). Nutex owners having ownership interests representing approximately 84% of the agreed upon aggregate equity value of the Nutex Subsidiaries, agreed to contribute all or a portion of their equity interests, as applicable.

Pursuant to the Merger Agreement, each unit representing an equity interest in Nutex Health Holdco LLC issued and outstanding immediately prior to the effective time of the Merger but after the Contribution Transaction (collectively, the “Nutex Membership Interests”) was converted into the right to receive 3.571428575 shares of common stock of Clinigence, or an aggregate of 592,791,712 shares of common stock of Clinigence.

Potential Future Stock Issuances. Under the terms of the Contribution Agreements, contributing owners of the under-development hospitals and ramping hospitals are eligible to receive a one-time additional issuance of Company common stock based on their trailing twelve months earnings before interest, taxes, depreciation and amortization as determined on the 24th anniversary of their respective opening, adjusted for the aggregate amount of such owner’s capital contribution minus such owner’s pro rata share of the aggregate debt of the applicable hospital outstanding as of the closing of the Merger. Such additional shares will be issued at the greater of (a) the price of the Company’s common stock at the time of determination or (b) $2.80. In addition, on the 24-month anniversary of the respective opening dates, contributing owners of under construction hospitals will be eligible to receive such owner’s pro rata share of a number of shares of Company common stock equal to (a)(i) the trailing twelve months earnings before interest, taxes, depreciation and amortization as determined on the 24th anniversary of their respective opening times (ii) ten minus (iii) the aggregate amount of such owner’s capital contribution minus (iv) such owner’s pro rata share of the aggregate debt of the applicable under construction hospital outstanding as of the Closing of the Merger divided by (b) the greater of (i) the price of the Company common stock at the time of determination or (ii) $2.80.

After completing the merger, Clinigence was renamed Nutex Health Inc.

Lock-up agreements. Also on April 1, 2022, each member of Nutex Health Holdco LLC entered into a Lock-up agreement agreeing not to, without the prior written consent of the Company and except in limited circumstances (i) offer, pledge, sell, contract to sell, sell any option or contract purchase, purchase any option or contract to sell, grant any option, right or warrant to purchase or otherwise transfer or dispose of their shares of Company common stock received in the merger or (ii) enter into any swap or other agreement that transfers, in whole or in part, any of the economic consequences of ownership of such shares.

The lock-up restrictions terminate with respect to one-third of the shares of Company Common Stock issued in connection with the merger immediately following each of (i) six months after the effective time of the merger, (ii) twelve months after the effective time of the merger and (iii) eighteen months after the effective time of the merger.

Registration rights agreement. Pursuant to a registration rights agreement dated as of April 1, 2022 and amended effective as of July 1, 2022, the Company agreed to file a resale registration statement to register the shares of Company common stock issued in the merger as promptly as possible but in no event more than three months following the effective time of the merger with such deadline not to apply if the Company qualifies as a well-known seasoned issuer (as defined in Rule 405 of the Securities Act) and to use its commercially reasonable efforts to have it declared effective no later than six months after the effective time of the merger.

The registration rights agreement terminates on the earlier of (i) the date when there are no shares subject to the agreement or (ii) the dissolution or liquidation of the Company.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation. The merger of Nutex Health Holdco LLC and Clinigence was accounted for as a reverse business combination with Nutex Health Holdco LLC as the accounting acquirer in accordance with ASC 805, Business Combinations, and Clinigence as the accounting acquiree. Our financial statements presented for periods prior to the merger date are those of Nutex Health Holdco, LLC, as the Company’s predecessor entity. Subsequent to the merger date, our financial statements are presented on a consolidated basis including Clinigence.

The assets, including identified intangible assets, and liabilities of Clinigence were recorded at their fair values with the excess purchase price recorded as goodwill. The financial statements reflect the merger as the equivalent of the issuance of common stock for the net monetary assets of Clinigence. The accounting for the merger did not affect the carrying values of the assets and liabilities of Nutex Health Holdco LLC.

Equity of the accounting acquirer, Nutex Health Holdco LLC, has been retroactively restated for the equivalent number of shares issued to the accounting acquirer. Similarly, shares outstanding and earnings per share have been also retroactively restated based on the equivalent number of shares issued to the accounting acquirer.

These financial statements present the Company’s consolidated financial condition and results of operations including those of majority-owned subsidiaries and variable interest entities (“VIEs”) for which we are the primary beneficiary.

The hospital division includes our healthcare billing and collections company and hospital entities. In addition, we have financial and operating relationships with multiple professional entities (the “Physician LLCs”) and real estate entities (the “Real Estate Entities”). The Physician LLCs employ the doctors who work in our hospitals. These entities are consolidated by the Company as VIEs because they do not have significant equity at risk, and we have historically provided support to the Physician LLCs in the event of cash shortages and received the benefit of their cash surpluses.

The Real Estate Entities own the land and hospital buildings which are leased to our hospital entities. The consolidated Real Estate Entities have mortgage loans payable to third parties which are collateralized by the land and buildings. The Real Estate Entities are consolidated by the Company as VIEs because they do not have sufficient equity at risk and our hospital entities are guarantors of their outstanding mortgage loans. We have been working with the third-party lenders to remove our guarantees of their outstanding mortgage loans. As these guarantees are released, the associated Real Estate Entity no longer qualifies as a VIE and is deconsolidated. During the second quarter of 2022, we deconsolidated 17 Real Estate Entities.

The Company has no direct or indirect ownership interest in the Physician LLCs or Real Estate Entities, so 100% of the equity for these entities is shown as noncontrolling interest in the consolidated balance sheets and statements of operations. Many of the Physician LLCs and Real Estate Entities are owned in part and in some cases controlled by related parties including members of our executive management team.

The population health management division includes our management services organizations and a healthcare information technology company providing a cloud-based platform for healthcare organizations. In addition, Associated Hispanic Physicians of So. California (“AHISP”), an IPA entity that is not owned by us, but is consolidated as a VIE of our wholly-owned subsidiary of AHP Management Health Services Inc. (“AHP”) since AHP is the primary beneficiary of its operations and has 100% control of AHISP’s operations through its management services agreement with AHISP.

All significant intercompany balances and transactions have been eliminated in consolidation.

Interim financial statements. These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements include all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented. These interim financial statements should be read together with the consolidated financial statements and notes thereto included in our audited financial statements for the years ended December 31, 2021 and 2020.

Use of estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include (i) estimates of net revenue and accounts receivable and (ii) impairment of long-lived assets and goodwill. Actual results could differ from those estimates.

Revenue recognition.

Hospital division – Our hospital division recognizes net patient service revenue for contracts with patients and in most cases a third-party payor (commercial insurance, workers compensation insurance or, in limited cases, Medicare/Medicaid). The Company’s performance obligations are to provide emergency health care services primarily on an outpatient basis. Net patient service revenues are recorded at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing patient care. These amounts are net of appropriate discounts giving recognition to differences between the Company’s charges and reimbursement rates from third party payors.

Patient service net revenues earned by the Company are recognized at a point in time when the services are provided, net of adjustments and discounts. Because all the Company’s performance obligations relate to contracts with a duration of less than one-year, certain disclosures are limited.

The transaction price is determined based on gross charges for services provided, reduced by contractual adjustments provided to third-party payors, discounts and implicit price concessions provided primarily to uninsured patients in accordance with the Company’s policy. For uninsured patients, the Company recognizes revenue based on established rates, subject to certain discounts and implicit price concessions. The Company is reimbursed from third party payors under various methodologies based on the level of care provided. We are considered “out-of-network” with commercial health plans. As there are no contractual rates established with insurance entities, revenues are estimated based on the “usual and customary” charges allowed by insurance payors using historical collection experience, historical trends of refunds and payor payment adjustments (retractions). Revenue from the Medicare program is based on reimbursement rates set by governmental authorities.

Patients who have health care insurance may also have discounts applied related to their copayment or deductible. Estimates of contractual adjustments and discounts are determined by major payor classes for outpatient revenues based on historical experience. The Company estimates implicit price concessions based on its historical collection experience with these classes of patients using a portfolio approach. The portfolios consist of major payor classes for outpatient revenue. Based on historical collection trends and other analyses, the Company concluded that revenue for a given portfolio would not be materially different than if accounting for revenue on a contract-by-contract basis.

Customer payments are due upon receipt of an explanation of benefits for insured patients or it is due upon receipt of the bill from the Company for uninsured payments. There is no financing component associated with payments due from insurers or patients.

Population health management division – The population health management division recognizes revenue for capitation and management fees for services to IPAs and physician groups and for the licensing, training, and consulting related to our cloud-based proprietary technology.

Capitation revenue consists primarily of capitated fees for medical services provided by physician-owned entities we consolidate as VIEs. Capitated arrangements are made directly with various managed care providers including HMOs. Capitation revenues are typically prepaid monthly to us based on the number of enrollees selecting us as their healthcare provider. Capitation is a fixed payment amount per patient per unit of time paid in advance for the delivery of health care services, whereby the service providers are generally liable for excess medical costs.

We receive management fees that are received based on gross capitation revenues of the IPAs or physician groups we manage. Revenue is recognized and received monthly for our services. In addition, we provide consultant services that are charged as a flat fixed rate and recognized as revenue when the service is performed. Consultant services revenues represent a small portion of our total revenue.

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

Cash payments for SaaS-based subscriptions received in advance of the satisfaction of our performance obligations are reported as deferred revenue and recognized as revenue over the period in which the performance obligations are satisfied. The Company completes its contractual performance obligations through providing its customers access to specified data through subscriptions for a service period, and training on consulting associated with the subscriptions. We primarily invoice our customers on a monthly basis and do not provide any refunds, rights of return, or warranties.

Cash and cash equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Federal Deposit Insurance Corporation generally insures deposit accounts up to $250,000 each. The Company has cash amounts, that were at times material, held in covered banking institutions in excess of the insured amounts, but does not deem the risk of loss to be likely.

Inventories. Inventories, which consist primarily of medical supplies and pharmaceuticals, are valued at the lower of cost or net realizable value. Cost is determined using first-in, first-out method.

Property and equipment. Property and equipment are recorded at cost. Depreciation is calculated on the straight-line method over the estimated useful lives of the assets or the remaining lease terms of the leased assets, if shorter. Expenditures for additions, major renewal, and betterments are capitalized. When property and equipment are retired or otherwise disposed of, the related cost and accumulated depreciation are removed from the accounts, and any resulting gain or loss is reflected in income. Depreciation is not recorded for assets under construction until the asset is placed in service.

Intangible assets. Intangible assets include hospital operating licenses having indefinite lives; and acquired technology, relationships and trademark intangibles each having definite lives. Indefinite lived intangible assets are not amortized but instead are assessed for impairment at least annually, or when certain indicators of impairment exist on an interim basis. Definite lived intangible assets are amortized using the straight-line method over the estimated lives of the respective assets.

Goodwill. Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill is not amortized but instead is evaluated for impairment at the same time every year and when an event occurs or circumstances change such that it is more likely than not that impairment may exist. The Company performs its annual testing of impairment for goodwill in the fourth quarter of each year.

Long-lived assets. The Company assesses the valuation of components of its property and equipment and other long-lived assets whenever events or circumstances indicate that the carrying value might not be recoverable. The Company bases its evaluation on indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such factors indicate that the carrying amount of an asset or asset group may not be recoverable, the Company determines whether an impairment has occurred by analyzing an estimate of undiscounted future cash flows at the lowest level for which identifiable cash flows exist. If the estimate of undiscounted cash flows during the estimated useful life of the asset is less than the carrying value of the asset, the Company recognizes a loss for the difference between the carrying value of the asset and its estimated fair value, generally measured by the present value of the estimated cash flows.

Stock-based compensation. We account for employee stock-based compensation using the fair value method. Compensation cost for equity incentive awards is based on the fair value of the equity instrument generally on the date of grant and is recognized over the requisite service period. Forfeitures are recognized as they occur.

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

Leases. Leases are capitalized on the Company’s balance sheet through recognition of a liability for the discounted present value of future fixed lease payments and a corresponding right-of-use (“ROU”) asset. The ROU asset recorded at commencement of the lease represents the right to use the underlying asset over the lease term in exchange for the lease payments. When readily determinable, the Company uses the interest rate implicit in a lease to determine the present value of future lease payments. For leases where the implicit rate is not readily determinable, the Company’s incremental borrowing rate is utilized. The Company calculates its incremental borrowing rate on a quarterly basis using a third-party financial model that estimates the rate of interest the Company would have to pay to borrow an amount equal to the total lease payments on a collateralized basis over a term similar to the lease. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Short-term leases which have an initial term of 12 months or less and do not have an option to purchase the underlying asset that is deemed reasonably certain to be exercised, are not recorded on the balance sheet. Rent expense for these short-term leases is recognized on a straight-line basis over the lease term, or when incurred if a month-to-month lease.

Convertible instruments. The Company bifurcates conversion options from their host instruments and account for them as free-standing derivative financial instruments when (a) the economic characteristics and risks of the embedded derivative instrument are not clearly and closely related to the economic characteristics and risks of the host contract, (b) the hybrid instrument that embodies both the embedded derivative instrument and the host contract is not re-measured at fair value under other GAAP with changes in fair value reported in earnings as they occur and (c) a separate instrument with the same terms as the embedded derivative instrument would be considered a derivative instrument.

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

Noncontrolling interests. Noncontrolling interests (“NCI”) represent the portion of net assets in consolidated entities that are not owned by the Company. NCI is presented as a component of total equity in the consolidated balance sheets and the share of net income or loss attributable to non-controlling interests is shown as a component of net income in the consolidated statements of operations.

Fair value measurements. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. We classify fair value balances based on the classification of the inputs used to calculate the fair value of a transaction. The three levels related to fair value measurements are as follows:

Level 1 — Observable inputs such as quoted prices in active markets for identical assets or liabilities.

Level 2 — Observable inputs other than quoted prices included in Level 1, such as quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar assets and liabilities in markets that are not active or other inputs that are observable or can be corroborated by observable market data.

Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The estimated fair value of accounts receivable, accounts payable, accrued expenses and notes payable approximate the carrying amount due to the relatively short maturity or time to maturity of these instruments.  Accounts receivable and payable with related parties may not be arms-length transactions and therefore, may not reflect fair value.

Advertising and marketing expense. The company advertising and marketing expense consists of expense associated with marketing the company's brand and services via media outlets such as social medias and billboard signs publications.

Income taxes. We account for income taxes under the asset and liability method, in which deferred income tax assets and liabilities are recognized for the tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The effect on deferred taxes of a change in tax rates is recognized in the consolidated statements of operations during the period in which the tax rate change becomes law. A valuation allowance against deferred tax assets is established if it is more likely than not that the related tax benefits will not be realized. In determining the appropriate valuation allowance, we consider the projected realization of tax benefits based on expected levels of future taxable income, available tax planning strategies and reversals of existing taxable temporary differences.

Each of the VIEs and other entities that are not wholly-owned are pass-through entities treated as partnerships for U.S. federal income tax purposes. No provision for federal income taxes is provided in the consolidated statements of operations for the noncontrolling interests associated with these entities.

We file tax returns in the U.S. and various state jurisdictions. With few exceptions, our returns for periods prior to 2017 are no longer subject to examination by tax authorities in these jurisdictions. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. If a tax position meets the “more likely than not” recognition criteria, accounting guidance requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement. We record income tax related interest and penalties, if any, as a component in the provision for income tax expense.

Earnings (loss) per share – Basic earnings (loss) per share amounts are calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share amounts are calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents represent shares issuable upon the assumed conversion of outstanding convertible notes and the assumed exercise of common stock options and warrants outstanding.

Business combinations. The Company accounts for business combinations under the acquisition method of accounting. Under this method, identifiable assets acquired, the liabilities assumed, and any noncontrolling interest are recognized at their estimated fair values at the acquisition date. The excess of purchase price over the fair value amounts assigned to the assets acquired and liabilities assumed represents the goodwill amount resulting from the acquisition. Transaction costs are expensed as incurred.

Segment reporting. A public company is required to report descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Aggregation of similar operating segments into a single reportable operating segment is permitted if the businesses have similar economic characteristics and meet established criteria. The Company operates three reportable segments – the hospital division, the population health management division and the real estate division. The real estate division is comprised of the Real Estate Entities.

Variable interest entities. On an ongoing basis, as circumstances indicate the need for reconsideration, the Company evaluates each legal entity that is not wholly-owned by the Company in accordance with the consolidation guidance. The evaluation considers all of the Company’s variable interests, including equity ownership, as well as management services agreements. A legal entity is determined to be a VIE if it (i) does not have sufficient equity to finance its activities without additional subordinated financial support; (ii) the entity is established with non-substantive voting rights; or (ii) the equity holders, as a group, lack the characteristics of a controlling financial interest. If an entity is determined to be a VIE, the Company evaluates whether the Company is the primary beneficiary.

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

Reclassifications. Financial statements presented for prior periods include reclassifications that were made to conform to the current year presentation.

Recent accounting pronouncements. There are no new accounting pronouncements that are expected to have a material impact on the condensed consolidated financial statements.

Note 3 - Merger of Nutex Health Holdco LLC and Clinigence Holdings, Inc.

The merger of Nutex Health Holdco LLC and Clinigence was completed pursuant to the Merger Agreement on April 1, 2022. As discussed above, the merger was accounted for as a reverse business combination with Nutex Health Holdco LLC as the accounting acquirer and Clinigence as the accounting acquiree.

The fair value of purchase consideration transferred on the closing date includes the value of the shares of the combined company owned by Clinigence shareholders at closing of the merger and the fair value of Clinigence’s outstanding and exercisable common stock options and warrants as determined using a Black-Scholes valuation model. The fair value per share of Clinigence’s common stock was $6.40; its traded closing price on April 1, 2022. Total consideration in the merger is shown below:

Fair value of Clinigence common shares at $6.40 per share	$326,151,098
Fair value of Clinigence outstanding common stock options and warrants	120,875,452
Total consideration	$447,026,550

The following is a preliminary estimate of the allocation of the total purchase consideration to acquired assets and assumed liabilities including the fair value of identified intangible assets as determined by independent valuation (a level 3 measurement):

Cash and cash equivalents	$12,716,228
Accounts receivable, net	2,127,076
Prepaid expenses and other current assets	127,384
Property and equipment, net	14,793
Right of use asset, net	86,989
Intangible assets, net	21,668,000
Goodwill	424,216,539
Accounts payable and accrued expenses	(3,966,100)
Deferred revenue	(92,111)
Convertible notes payable, net	(3,771,858)
Term note payable	(553,150)
Lease liability	(91,238)
Deferred tax liability	(5,456,002)
Assets acquired	$447,026,550

The intangible assets denoted above each have definite lives. These intangible assets are being amortized over their estimated useful lives of 5 to 16 years. Goodwill arising from the transaction is not tax-deductible.

The results of operations of Clinigence have been included in the Company’s consolidated financial statements since the April 1, 2022 merger date. We expensed $3.9 million of acquisition-related costs for the merger. These costs consisted principally of legal, accounting and other professional fees for the transaction.

Supplemental Pro Forma Information – The supplemental pro forma financial information presented below is for illustrative purposes only and is not necessarily indicative of the financial position or results of operations that would have been realized if the merger with Clinigence had been completed on the date indicated, nor is it indicative of future operating results or financial position. The pro forma adjustments are based upon currently available information and certain assumptions that management believes are reasonable under the circumstances.

The supplemental pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the acquisition had occurred on January 1, 2021, to give effect to certain events that management believes to be directly attributable to the acquisition. These pro forma adjustments primarily include an increase to depreciation and amortization expense that would have been recognized due to acquired tangible and intangible assets.

The supplemental pro forma financial information for the periods presented is as follows:

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Revenue	$58,047,933	$68,105,177	$143,384,350	$157,462,764
Net income (loss) attributable to Nutex Health Inc.	(19,395,754)	23,711,523	(12,215,600)	56,629,242

The pro forma adjustment included in the pro forma loss above for the six months ended June 30, 2022 included $14.2 million of one-time stock-based compensation expense related to the merger transaction. Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented and is not intended to be a projection of future results.

Note 4 – Revenue

We disaggregate revenue from contracts with customers into types of services or products, consistent with our reportable segments, as follows:

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Hospital Division:
Net patient service revenue	$51,209,741	$62,347,436	$130,025,739	$149,260,934
Management fees	394,938	467,236	706,182	896,980
Total Hospital Division revenue	51,604,679	62,814,672	130,731,921	150,157,914

Population Health Management Division:
Capitation revenue, net	5,150,342	—	5,150,342	—
SaaS revenue	290,112	—	290,112	—
Management fees	1,002,800	—	1,002,800	—
Total Population Health Management Division revenue	6,443,254	—	6,443,254	—
Net revenue	$58,047,933	$62,814,672	$137,175,175	$150,157,914

Net patient service revenue. We receive payment for facility services rendered by us from federal agencies, private insurance carriers, and patients. The Physician LLCs receive payment for doctor services from these same sources. On average, greater than 90% of our net patient service revenue is paid by insurers, federal agencies, and other non-patient third parties. The remaining revenues are paid by our patients in the form of copays, deductibles, and self-payment. The following tables present the allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage:

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Insurance	92%	97%	92%	96%
Self pay	8%	2%	8%	3%
Workers compensation	0%	1%	0%	1%
Medicare/Medicaid	0%	0%	0%	0%
Total	100%	100%	100%	100%

Contract balances. Cash payments for SaaS-based subscriptions received in advance of the satisfaction of our performance obligations as deferred revenue and recognized as revenue over the period in which the performance obligations are satisfied. The Company completes its contractual performance obligations through providing its customers access to specified data through subscriptions for a service period, and training on consulting associated with the subscriptions. We primarily invoice our customers on a monthly basis and do not provide any refunds, rights of return, or warranties. Deferred revenue is presented as current liabilities and totaled $55,355 as of June 30, 2022 and $0 as of December 31, 2021. We expect to recognize revenue for these amounts within the next twelve months.

Note 5 - Property and Equipment

The principal categories of property and equipment are summarized as follows:

	Useful lives (yrs)	June 30, 2022	December 31, 2021
Buildings and improvements	39	$8,572,428	$82,794,329
Land	—	1,972,509	18,201,804
Leasehold improvements	10-39	28,776,436	27,038,503
Construction in progress	—	7,606,103	4,299,614
Medical equipment	10	26,284,999	25,686,562
Office furniture and equipment	7	2,864,410	2,870,270
Computer hardware and software	5	1,611,434	1,288,224
Vehicles	5	135,590	161,590
Signage	10	1,164,377	1,160,195
Total cost		78,988,286	163,501,091
Less: accumulated depreciation		11,165,604	11,588,591
Total property and equipment, net		$67,822,682	$151,912,500

In the second quarter of 2022, we deconsolidated 17 Real Estate Entities. Refer to note 18.

Note 6 – Intangible Assets

The following tables provide detail of the Company’s intangible assets:

	As of June 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Amortized intangible assets:
Member relationships	$16,899,000	$(281,649)	$16,617,351	15
Management contracts	2,021,000	(31,578)	1,989,422	16
Customer contracts	914,000	(15,234)	898,766	15
Trademarks	1,425,000	(37,508)	1,387,492	7-12
PHP technology	409,000	(20,450)	388,550	5
Indefinite life intangible - license	682,649	—	682,649	—
Total	$22,350,649	$(386,419)	$21,964,230

As of December 31, 2021
Indefinite life intangible - license	$682,649	$—	$682,649	—

Amortization expense for the three months ended June 30, 2022 and 2021 totaled $386,419 and $0, respectively. Amortization expense for the six months ended June 30, 2022 and 2021 totaled $386,419 and $0, respectively.

Note 7 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30, 2022	December 31, 2021
Accrued wages and benefits	$5,470,145	$3,088,264
Current taxes payable	7,595,105	—
Accrued other	4,126,010	3,776,162
Total accrued expenses and other current liabilities	$17,191,260	$6,864,426

Note 8 – Debt

The Company’s outstanding debt is shown in the following table:

	Maturity dates	Interest rates	June 30, 2022	December 31, 2021
Term loans secured by all assets	04/2023 - 11/2030	3.25 - 6.00%	$10,728,901	$15,613,564
Term loans secured by property and equipment	01/2024 - 10/2029	4.19 - 6.90%	7,049,839	11,190,093
Line of credit secured by all assets	07/2022 - 01/2023	4.50 - 6.50%	2,592,714	72,055
Notes payable convertible into Nutex common shares at $1.55 per share	07/2022	10.00%	342,963	—
Term loans of consolidated Real Estate Entities	08/2022 - 12/2040	2.84 - 5.75%	6,020,949	62,478,951
Total			26,735,366	89,354,663
Less: unamortized debt issuance costs			101,634	301,691
Less: short-term lines of credit			2,592,714	72,055
Less: current portion of long-term debt			7,735,760	10,158,932
Total debt reflected as long-term			$16,305,258	$78,821,985

Term loans and lines of credit. We have entered into private debt arrangements with banking institutions for the purchase of equipment and to provide working capital and liquidity through cash and lines of credit. Unless otherwise delineated above, these debt arrangements are obligations of Nutex and/or its wholly-owned subsidiaries. Consolidated Real Estate Entities have entered into private debt arrangements with banking institutions for purposes of purchasing land, constructing new emergency room facilities and building out leasehold improvements which are leased to our hospital entities. Nutex was a guarantor or, in limited cases, a co-borrower on the debt arrangements of the Real Estate Entities for the periods shown. We have been working with the third-party lenders to remove our guarantees. In the second quarter of 2022, we deconsolidated 17 Real Estate Entities.

Certain outstanding debt arrangements require minimum debt service coverage ratios and other financial covenants. A revolving line of credit was not in compliance with the debt service coverage ratio as of June 30, 2022, and the balance has been included in current liabilities. At June 30, 2022, we had remaining availability of $1.657 million under outstanding lines of credit.

Convertible notes payable. We assumed $5,415,375 principal amount of convertible notes payable of Clinigence outstanding at the merger date. During the three months ended June 30, 2022, various noteholders converted principal balances totaling $4,065,375 into 2,622,819 common shares. Convertible notes payable are presented net of premium totaling $342,963 at June 30, 2022. The debt discount is being accreted over four months. The convertible notes payable were fully converted to common stock before their maturity on July 31, 2022 (see Note 19).

Note 9 – Leases

The hospital facilities have entered into hospital property and equipment rental agreements with various lessors. The hospital facilities (“ER Entities”) have related party lease agreements with consolidated Real Estate Entities, which are eliminated and not shown in the tables below. Nutex has provided a corporate guarantee of these leases. Other facility leases with related parties are presented in our consolidated balance sheets and shown below when the associated Real Estate Entity is not consolidated. Third party leases include hospital facilities and medical equipment leases. The discount rate used in determining the present value of lease payment at commencement was 5% and 15%, respectively, for building and equipment leases.

The following tables disclose information about our leases of property and equipment:

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Operating lease cost	$862,642	$662,104	$1,555,311	$1,013,461
Finance lease cost:
Amortization of right-of-use assets	3,539,969	572,052	4,467,633	1,129,023
Interest on lease liabilities	3,770,058	503,968	4,750,677	1,002,396
Total finance lease cost	$7,310,027	$1,076,020	$9,218,310	$2,131,419

	Operating Leases		Finance Leases
Minimum lease payments for the next five years:	Third-parties	Related parties	Third-parties	Related parties
2022	$1,020,472	$298,260	$1,193,459	$5,666,492
2023	2,065,162	604,631	2,450,062	11,450,611
2024	2,086,611	627,080	2,129,408	11,703,516
2025	2,136,809	638,490	1,905,419	11,873,566
2026	2,035,479	662,159	1,949,506	12,049,752
2027	2,026,407	674,251	1,994,625	12,227,137
Thereafter	8,350,671	5,171,218	33,997,249	221,826,195
Total minimum lease payments	19,721,611	8,676,089	45,619,728	286,797,269
Less interest	(1,722,511)	(2,348,744)	(17,644,332)	(118,583,875)
Total lease liabilities	$17,999,100	$6,327,345	$27,975,396	$168,213,394

Note 10 – Commitments and Contingencies

Litigation. The Company or its consolidated subsidiaries or VIEs may be named in various claims and legal actions in the normal course of business. Based upon counsel and management’s opinion, the outcome of such matters is not expected to have a material adverse effect on the Company’s consolidated financial statements.

Note 11 – Employee Benefit Plans

The Company’s employees are eligible to participate in the 401(k) Savings Plan. There are no restrictions in eligibility to contribute to the 401(k) Savings Plan. Salary deferrals are allowed in amounts up to 100% of an eligible employee’s salary, not to exceed the maximum allowed by law. Texarkana Emergency Center & Hospital, LLC (“Texarkana”) is the only entity which may contribute a discretionary match up to 5% of its employees’ salaries. For the three and six months ended June 30, 2022 and 2021, Texarkana did not make significant discretionary contributions to the employee plan.

Note 12 – Stock-based Compensation

Obligations for under-development and ramping hospitals. Under the terms of the Merger Agreement, contributing owners of the under-development hospitals and ramping hospitals are eligible to receive a one-time additional issuance of Company common stock based on their trailing twelve months earnings before interest, taxes, depreciation and amortization as determined on the 24th anniversary of their respective opening, adjusted for the aggregate amount of such owner’s capital contribution minus such owner’s pro rata share of the aggregate debt of the applicable hospital outstanding as of the closing of the Merger. Such additional shares will be issued at the greater of (a) the price of the Company’s common stock at the time of determination or (b) $2.80. We have not recognized any expense for this stock-based compensation based on our current estimates of future obligations to the contributing owners.

Restricted stock. On May 9, 2022, the Company issued 83,547 restricted common stock awards, valued at $324,998 to the board of directors. We recognized stock-based compensation expense of $54,083 during the three months ended June 30, 2022 for these awards. Remaining compensation expense of $270,915 will be recognized over the one year vesting term.

Options. In 2022, the Company adopted the Amended and Restated Nutex Health Inc. 2022 Equity Incentive Plan (the "2022 Plan").   Awards granted under the 2022 Plan have a ten-year term and may be incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units or performance shares. The awards are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a four-year period.

Clinigence had 6,500,010 options for the purchase of our common stock outstanding as of the merger date, all of which were fully vested and exercisable. The following table summarizes stock-based awards activity:

			Weighted Average
	Options	Weighted	Remaining Contractual
	Outstanding	Average	Life (Years)
Options outstanding at April 1, 2022 merger date	6,500,010	$2.30	6.62
Options exercised	(312,019)	2.08
Options outstanding at June 30, 2022	6,187,991	$2.30	6.17

Options outstanding as of June 30, 2022 consist of:

Expiration	Number	Number	Exercise
Date	Outstanding	Exercisable	Price
March 15, 2025	157,196	157,196	$2.00
January 27, 2027	180,000	180,000	1.50
May 11, 2027	350,000	350,000	1.50
June 6, 2027	3,600	3,600	0.07
August 16, 2027	25,000	25,000	2.51
September 7, 2027	2,975,000	2,975,000	2.75
September 27, 2027	410,000	410,000	2.75
December 17, 2027	157,000	157,000	3.50
January 28, 2028	180,000	180,000	1.61
January 27, 2030	296,865	296,865	1.50
February 28, 2030	95,794	95,794	1.25
June 30, 2030	117,056	117,056	1.45
August 5, 2029	40,480	40,480	5.56
January 28, 2031	1,000,000	1,000,000	1.61
February 25, 2031	200,000	200,000	2.00
Total	6,187,991	6,187,991

Warrants. Clinigence had 12,401,240 common stock warrants outstanding as of the merger date. Warrant activity follows:

	Warrants	Weighted Average	Average Remaining Contractual Life
	Outstanding	Exercise Price	(Years)
Warrants outstanding at April 1, 2022 merger date	12,401,240	$2.04	4.65
Warrants exercised	(2,187,225)	2.27
Warrants outstanding at June 30, 2022	10,214,015	$2.04	4.60

Warrants outstanding as of June 30, 2022 consisted of:

Expiration	Number	Number	Exercise
Date	Outstanding	Exercisable	Price
February 5, 2023	1,500	1,500	$25.00
April 27, 2023	1,500	1,500	25.00
December 31, 2024	554,873	554,873	6.67
October 31, 2025	763,701	763,701	1.25
February 26, 2026	288,236	288,236	4.00
July 31, 2026	2,532,900	2,532,900	1.55
February 1, 2027	1,456,452	1,456,452	1.55
May 30, 2027	4,614,853	4,614,853	1.75
Total	10,214,015	10,214,015

Note 13 – Equity

Common Stock Issued. During the three months ended June 30, 2022, various noteholders converted principal balances totaling $4,065,375 into 2,622,819 common shares.

In the second quarter of 2022, we issued 2,147,252 common shares for the exercise of warrants for total proceeds of $4,119,141 and issued 312,019 common shares for the exercise of options for total proceeds of $644,974.

Note 14 – Income Taxes

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items are recognized in the period these occur.

The Company’s income tax expense for the periods presented and reconciliation of this amount to amounts calculated based on statutory tax rates follows:

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Income taxes computed at the federal statutory rate	$(803,226)	$6,333,505	$4,447,290	$17,051,034
Effect of:
State taxes, net of federal benefits	675,275	481,501	675,275	638,354
Income of flow-through entities	238,172	(6,333,505)	(4,836,021)	(17,051,034)
Change in tax status of Nutex Health Holdco LLC	20,775,898	—	20,775,898	—
Reversal of acquired Clinigence valuation allowance	(2,393,178)	—	(2,393,178)	—
Other permanent items, net	1,160,345	—	1,160,345	—
Total income tax expense	$19,653,286	$481,501	$19,829,609	$638,354

In periods before the merger with Clinigence, Nutex Health Holdco LLC and the Nutex Subsidiaries were pass-through entities treated as partnerships for U.S. federal income tax purposes. No provision for federal income taxes was provided for these periods as federal taxes were obligations of these companies’ members. After the merger, Nutex Health Holdco LLC became a wholly-owned subsidiary of Clinigence and will be included in its future consolidated corporate tax filings. We recognized a non-cash charge of $20,775,898 to income tax expense during the three months ended June 30, 2022 for the change in tax status of Nutex Health Holdco LLC. This charge provides for the accumulated net deferred tax liabilities representing the differences between the book and tax bases of Nutex Health Holdco LLC’s assets and liabilities as of the April 1, 2022 change in tax status.

At the time of our merger with Clinigence, Clinigence had a full valuation allowance against its deferred tax assets. During the three months ended June 30, 2022, we recorded a non-cash benefit of $2,393,178 to income tax expense to remove the acquired valuation allowance after we concluded that the associated deferred tax assets would be realizable.

Each of the discrete items above are one-time, non-cash items. Excluding the discrete items above, our effective tax rate for the three months ended June 30, 2022 was 25.2%.

Note 15 – Earnings per Share

The following is the computation of earnings (loss) per basic and diluted share:

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Amounts attributable to Nutex Health Inc.:
Numerator-
Net income (loss) attributable to common stockholders	$(19,395,752)	$27,059,401	$2,134,550	$64,821,537
Denominator:
Weighted average shares used to compute basic EPS	646,370,173	592,791,712	619,728,949	592,791,712
Dilutive effect of convertible note	851,611	—	851,611	—
Dilutive effect of common stock options	4,296,239	—	2,285,171	—
Dilutive effect of common stock warrants	7,473,169	—	4,127,086	—
Weighted average shares used to compute diluted EPS	658,991,192	592,791,712	626,992,817	592,791,712
Earnings (loss) per share:
Basic	$(0.03)	$0.05	$0.00	$0.11
Diluted	$(0.03)	$0.05	$0.00	$0.11

The computation of diluted earnings per common share excludes the assumed conversion of outstanding convertible notes and exercise of common stock options and warrants in periods when we report a loss. The dilutive effect of the assumed exercise of outstanding options and warrants was calculated using the treasury stock method.
23

Note 16 – Segment Information

We report the results of our operations as three segments in our consolidated financial statements: (i) the hospital division, (ii) the population health management division and (ii) the real estate division. The determination of our reporting segments was made on the basis of our strategic priorities, which corresponds to the manner in which our Chief Executive Officer, as our chief operating decision maker, reviews and evaluates operating performance to make decisions about resources to be allocated. We evaluate the performance of our reportable segments based on, among other measures, operating income, which is defined as income before interest expense, other income (expense), and taxes. Corporate costs primarily include expenses for support functions and salaries and benefits for corporate employees and are excluded from segment operating results.

Reportable segment information, including intercompany transactions, is presented below:

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Revenues from external customers
Hospital division	$51,604,679	$62,814,672	$130,731,921	$150,157,914
Population health management division	6,443,254	—	6,443,254	—
Total revenue	58,047,933	62,814,672	137,175,175	150,157,914
Segment operating income:
Hospital division	5,249,528	29,137,332	39,647,506	83,787,175
Population health management division	(257,002)	—	(257,002)	—
Total segment operating income	$4,992,526	$29,137,332	$39,390,504	$83,787,175

Capital expenditures:
Hospital division	$1,364,694	$5,751,861	$3,730,053	$6,233,817
Real estate division	6,665,209	4,798,142	12,891,673	15,480,938
Total capital expenditures	$8,029,903	$10,550,003	$16,621,726	$21,714,755
Revenue from inter-segment activities:
Real estate division	$7,943,243	$—	$11,989,212	$11,054,153
Depreciation and amortization:
Hospital division	$2,703,655	$1,381,394	$5,096,326	$3,155,383
Population health management division	387,984	—	387,984	—
Real estate division	40,846	842,067	45,036	846,257
Total depreciation and amortization	$3,132,485	$2,223,461	$5,529,346	$4,001,640

	As of
	June 30, 2022	December 31, 2021
Assets:
Hospital division	$384,426,690	$287,316,356
Population health management division	462,484,616	—
Real estate division	24,881,954	107,333,687
Total Assets	$871,793,260	$394,650,043

Note 17 – Related Party Transactions

Related party transactions included the following:

•	The Physician LLCs employ the doctors who work in our hospitals. We have no direct ownership interest in these entities but they are owned and, in some instances, controlled by related parties including our CEO, Dr. Thomas Vo. The Physician LLCs are consolidated by the Company as VIEs because they do not have significant equity at risk, and we have historically provided support to them in the event of cash shortages and received the benefit of their cash surpluses. Amounts due from Physician LLCs totaled $2,783,241 at June 30, 2022 and $1,891,147 at December 31, 2021. These amounts are eliminated in the consolidation of these VIEs except as noted below.

In connection with the merger with Clinigence, we forgave certain amounts due from Physician LLCs for past advances made by us in support of their operations. We recognized net expense of $1,506,650 in the six months ended June 30, 2022 as other expense in the consolidated statements of operations. No such expense was recognized in the three months ended June 30, 2022.

The Physician LLCs had outstanding obligations to their member owners, who are also Company stockholders, totaling $2,058,701 at June 30, 2022 and $2,675,195 at December 31, 2022 reported within accounts payable – related party in our consolidated balance sheets.

•	Most of our hospital division facilities are leased from Real Estate Entities which own the land and hospital buildings. These leases are typically on a triple net basis where our hospital division is responsible for all operating costs, repairs and taxes on the facilities. Our obligations under these leases are presented in Note 9. During the three and six months ended June 30, 2022, we made cash payments for these lease obligations totaling $3,305,798 and $6,189,479, respectively. Cash payments for these lease obligations made in the three and six month ended June 30, 2021 totaled $2,707,276 and $5,373,106, respectively.

We received $1,245,000 of cash in the three months ended June 30, 2022 as a lease incentive from an affiliated Real Estate Entity not consolidated by us. This incentive was included in the determination of our financing lease obligations to this entity.

The consolidated Real Estate Entities have mortgage loans payable to third parties which are collateralized by the land and buildings. We have no direct ownership interest in these entities but they are owned and, in some instances, controlled by related parties including our CEO. The Real Estate Entities are consolidated by the Company as VIEs when they do not have sufficient equity at risk and our hospital entities are guarantors of their outstanding mortgage loans. We have been working with the third-party lenders to remove our guarantees of their outstanding mortgage loans. As these guarantees are released, the associated Real Estate Entity no longer qualifies as a VIE and is deconsolidated. During the second quarter of 2022, we deconsolidated 17 Real Estate Entities. At June 30, 2022, three Real Estate Entities continue to be consolidated in our financial statements.

In connection with the merger with Clinigence, we forgave certain amounts due from Real Estate Entities for past advances made by us. We recognized net expense totaling $0 and $553,259 in the three and six months ended June 30, 2022, respectively, as other expense in the consolidated statements of operations.

•	We made advances to unconsolidated entities owned by related parties that we lease facilities from. These advances totaled $1,228,442 at June 30, 2022 and $1,288,354 at December 31, 2021 and are reported as accounts receivable – related party in our consolidated balance sheets. These amounts are due on demand and bear no interest.
•	Accounts receivable – related party included $162,607 at June 30, 2022 and $600,044 at December 31, 2021 due from to non-controlling interest owners of consolidated ER Entities.
•	Our CEO made advances to one of our hospital facilities, SE Texas ER. These advances totaled $1,424,948 at June 30, 2022 and December 31, 2021 and are reported as accounts payable – related party in our consolidated balance sheets. The advances have no stated maturity and bear no interest.
•	Accounts payable – related party in our consolidated balance sheets included $130,676 at June 30, 2022 and $0 at December 31, 2021 for reimbursement of expenses incurred on our behalf.
•	We provide managerial services to emergency centers owned and, in some instances, controlled by related parties including our CEO. We recognized $188,417 and $600,971 of managerial fees within the hospital division in the three and six months ended June 30, 2022 for these services. In the three and six months ended June 30, 2021, we recognized $226,532 and $874,440 of revenue for these services.
•	Two of our ER Entities, Coppell and West Plano, are obligated under managerial services agreements with related parties commencing in 2022. Payments under these agreements totaled $1,235,486 and $1,558,680 for the three and six months ended June 30, 2022. These managerial services agreements require quarterly payments of 30% of Coppell’s operating income and 50% of West Plano’s operating income.

Note 18 – Variable Interest Entities

The following tables provide the balance sheet amounts for consolidated VIEs:

	June 30, 2022
	Real Estate	Physician	AHP
	Entities	LLCs	IPA
Current assets	$15,991,847	$14,599,965	$25,116,483
Property and equipment, net	8,865,609	3,668	—
Other long-term assets	24,500	—	17,150,197

Total assets	$24,881,956	$14,603,633	$42,266,680

Current liabilities	2,226,930	8,584,407	2,738,537
Long-term liabilities	6,020,950	—	—
Total liabilities	8,247,880	8,584,407	2,738,537
Equity	16,634,076	6,019,226	39,528,143
Total liabilities and equity	$24,881,956	$14,603,633	$42,266,680

	December 31, 2021
	Real Estate	Physician
	Entities	LLCs
Current assets	$10,959,090	$22,035,457
Property and equipment, net	32,182,902	—
Long-term assets	128,870,699	4,279
Total assets	$172,012,691	$22,039,736
Current liabilities	6,666,690	5,070,706
Long-term liabilities	68,850,689	930,000
Total liabilities	75,517,379	6,000,706
Equity	96,495,312	16,039,030
Total liabilities and equity	$172,012,691	$22,039,736

The assets of each of the ER Entities may only be used to settle the liabilities of that entity or its consolidated VIEs and may not be required to be used to settle the liabilities of any of the other ER Entities, other VIEs, or corporate entity. Additionally, the assets of corporate entities cannot be used to settle the liabilities of VIEs. The Company has aggregated all of the Physician LLCs and Real Estate Entities into two categories above, because they have similar risk characteristics, and presenting distinct financial information for each VIE would not add more useful information.

Real Estate Entities are consolidated by the Company as VIEs because they do not have sufficient equity at risk and our hospital entities are guarantors of their outstanding mortgage loans. We have been working with the third-party lenders to remove our guarantees of their outstanding mortgage loans. As these guarantees are released, the associated Real Estate Entity no longer qualifies as a VIE and is deconsolidated. In the second quarter of 2022, we deconsolidated 17 Real Estate Entities. There was no gain or loss on the deconsolidation of these entities.

At the date we deconsolidated these Real Estate Entities, they had $2,421,212 of cash, $98,086,690 of fixed assets (principally land and building), $533,874 of other assets, $69,638,778 of liabilities (principally mortgage indebtedness) and $31,402,998 of equity reported as noncontrolling interests. Our condensed consolidated statements of changes in equity includes an additional equity effect of $7,920,874 in the Deconsolidation of Real Estate Entities total of $39,323,872.

Note 19 - Subsequent Events

The Company has evaluated subsequent events through the filing of this report and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transaction described below.

Since June 30, 2022 through the date of the report, the remaining principal of convertible notes payable was converted to 851,611 shares of the Company’s common stock, at an exercise price of $1.55 per share.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

Explanatory Note

On April 1, 2022 (the “Merger Date”), Nutex Health Holdco LLC and Clinigence Holdings, Inc. (“Clinigence”) completed the merger (the “Merger”) contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) dated as of November 23, 2021 between Clinigence, Nutex Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of Clinigence, Nutex, Micro Hospital Holding LLC (solely for the purposes of certain sections of the Merger Agreement), Nutex Health Holdco LLC and Thomas Vo, M.D., solely in his capacity as the representative of the equity holders of Nutex. Immediately following the completion of the Merger, Clinigence amended its certificate of incorporation and bylaws to change its name to “Nutex Health Inc.” In connection with the Merger, each outstanding equity interest of Nutex Health Holdco LLC was exchanged for 3.571428575 shares of Clinigence common stock. The Merger is accounted for as a reverse acquisition under U.S. GAAP. Therefore, Nutex Health Holdco LLC is treated as the accounting acquirer in the Merger. Our financial statements presented for periods prior to the Merger Date are those of Nutex Health Holdco, LLC, as the Company’s predecessor entity. Beginning with the second quarter of 2022, our financial statements are presented on a consolidated basis and include Clinigence.

Except where the context indicates otherwise, (i) references to “we,” “us,” “our,” or the “Company” refer, for periods prior to the completion of the Merger, to Nutex Health Holdco LLC and its subsidiaries, (ii) references the “Nutex Health” for periods following the completion of the Merger, refer to Nutex Health Inc. and its subsidiaries and (ii) references to “Clinigence” refer to Clinigence Holdings, Inc. and its subsidiaries prior to the completion of the Merger.

Overview

Nutex Health Inc. is a physician-led, technology-enabled healthcare services company with 21 hospital facilities in eight states (hospital division), and a primary care-centric, risk-bearing population health management division. Our hospital division implements and operates different innovative health care models, including micro-hospitals, specialty hospitals and hospital outpatient departments (“HOPDs”). The population health management division owns and operates provider networks such as independent physician associations (“IPAs”) and offers a cloud-based proprietary technology platform to IPAs which aggregates clinical and claims data across multiple settings, information systems and sources to create a holistic view of patients and providers.

We employ approximately 1,500 employees and partner with over 800 physicians. Our corporate headquarters is based in Houston, Texas. We were incorporated on April 13, 2000 in the state of Delaware.

Basis of presentation. The merger of Nutex Health Holdco LLC and Clinigence was accounted for as a reverse business combination with Nutex Health Holdco LLC as the accounting acquirer in accordance with ASC 805, Business Combinations, and Clinigence as the accounting acquiree. Our financial statements presented for periods prior to April 1, 2022, the date of the merger are those of Nutex Health Holdco, LLC, as the Company’s predecessor entity. Beginning with the second quarter of 2022, our financial statements are presented on a consolidated basis including Clinigence.

Our financial statements present the Company’s consolidated financial condition and results of operations including those of majority-owned subsidiaries and variable interest entities (“VIEs”) for which we are the primary beneficiary.

The hospital division includes our healthcare billing and collections company and hospital entities. In addition, we have financial and operating relationships with multiple professional entities (the “Physician LLCs”) and real estate entities (the “Real Estate Entities”). The Physician LLCs employ the doctors who work in our hospitals. These entities are consolidated by the Company as VIEs because they do not have significant equity at risk, and we have historically provided support to the Physician LLCs in the event of cash shortages and received the benefit of their cash surpluses.

The Real Estate Entities own the land and hospital buildings which are leased to our hospital entities. The consolidated Real Estate Entities have mortgage loans payable to third parties which are collateralized by the land and buildings. The Real Estate Entities are consolidated by the Company as VIEs because they do not have sufficient equity at risk and our hospital entities are guarantors of their outstanding mortgage loans. We have been working with the third-party lenders to remove our guarantees of their outstanding mortgage loans. As these guarantees are released, the associated Real Estate Entity no longer qualifies as a VIE and is deconsolidated.

The Company has no direct or indirect ownership interest in the Physician LLCs or Real Estate Entities, so 100% of the equity for these entities is shown as noncontrolling interest in the consolidated balance sheets and statements of operations.

The population health management division includes our management services organizations and a healthcare information technology company providing a cloud-based platform for healthcare organizations. In addition, AHP IPA, a physician-affiliated entity that is not owned by us—is consolidated since we are the primary beneficiary of their operations under our management services contracts with them.

Sources of revenue. Our hospital division recognizes net patient service revenue for contracts with patients and in most cases a third-party payor (commercial insurance, workers compensation insurance or, in limited cases, Medicare/Medicaid).

We receive payment for facility services rendered by us from federal agencies, private insurance carriers, and patients. The Physician LLCs receive payment for doctor services from these same sources. On average, greater than 90% of our net patient service revenue are paid by insurers, federal agencies, and other non-patient third parties. The remaining revenues are paid by our patients in the form of copays, deductibles, and self-payment. The following tables present the allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage:

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Insurance	92%	97%	92%	96%
Self pay	8%	2%	8%	3%
Workers compensation	0%	1%	0%	1%
Medicare/Medicaid	0%	0%	0%	0%
Total	100%	100%	100%	100%

The population health management division recognizes revenue for capitation and management fees for services to IPAs and physician groups and for the licensing, training, and consulting related to our cloud-based proprietary technology. Capitation revenue consists primarily of capitated fees for medical services provided by physician-owned entities we consolidate as VIEs. Capitated arrangements made directly with various managed care providers including HMOs. Capitation revenues are typically prepaid monthly to us based on the number of enrollees selecting us as their healthcare provider. Capitation is a fixed payment amount per patient per unit of time paid in advance for the delivery of health care services, whereby the service providers are generally liable for excess medical costs. We receive management fees that are received based on gross capitation revenues of the IPAs or physician groups we manage.

Our growth plans. We plan to expand our operations by entering new market areas either through development of new hospitals, formation of new IPAs or by making acquisitions.

We identify new market areas for hospitals based on the area’s need for access to emergency health services and growth expectations. We identify and partner with local physicians who will operate and manage the new location. When developing new hospitals, we have a turn-key process for location selection, real estate acquisition, design, and development of the facility to staffing, training and operations. We extend our existing comprehensive suite of centralized services to operating hospitals, including executive management, billing, collections, recruiting and marketing.

COVID-19 Pandemic

A novel strain of coronavirus causing the disease known as COVID-19 was first identified in December 2019, and has spread throughout the world. While vaccines and booster shots for the COVID-19 virus became widely available in the United States during 2021, COVID-19 continued to result in a significant number of hospitalizations.

As a provider of healthcare services, we have been significantly affected by the public health and economic effects of the COVID-19 pandemic. Our hospitals, medical personnel, and employees have been actively caring for COVID-19 patients. We implemented considerable safety measures for treatment of COVID-19 patients and have incurred, and may continue to incur, certain increased expenses arising from the COVID-19 pandemic, including additional labor, supply chain, capital and other expenditures. Moreover, in recent months, the COVID-19 pandemic has resulted in general inflationary pressures and has resulted in significant disruptions to global supply networks. In this regard, we have experienced disruptions in connection with the provision of equipment, construction services, as well as inflationary pressures in connection with labor, supply chain, capital and other expenditures. We have also experienced a delay in billing and collection of patient claims during this period.

The COVID-19 pandemic has affected, and may continue to affect, our service mix, revenue mix, payor mix and/or patient volumes, as well as our ability to collect outstanding receivables. Pandemic-related factors may continue to adversely affect demand for our services, as well as the ability of patients and other payors to pay for services rendered.

While we are not able to fully quantify the impact that the COVID-19 pandemic will have on our future financial results, we expect developments related to COVID-19 to continue to affect our financial performance. Moreover, the COVID-19 pandemic may otherwise have material adverse effects on our results of operations, financial position, and/or our cash flows if economic and/or public health conditions in the United States deteriorate.

Overview of Legislative Developments

The U.S. Congress and many state legislatures have introduced and passed a large number of proposals and legislation designed to make major changes in the healthcare system, including changes that have impacted access to health insurance. The most prominent of these efforts, the Affordable Care Act, affects how healthcare services are covered, delivered and reimbursed. The Affordable Care Act increased health insurance coverage through a combination of public program expansion and private sector health insurance reforms. There is uncertainty regarding the ongoing net effect of the Affordable Care Act due to the potential for continued changes to the law’s implementation and its interpretation by government agencies and courts. There is also uncertainty regarding the potential impact of other health reform efforts at the federal and state levels.

In response to the COVID-19 pandemic, federal and state governments passed legislation, promulgated regulations, and have taken other administrative actions intended to assist healthcare providers in providing care to COVID-19 and other patients during the public health emergency and to provide financial relief. Among these, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) had the most impact on our business.

The CARES Act included a waiver of insurance copayments, coinsurance, and annual deductibles for laboratory tests to diagnose COVID-19 and visits to diagnose COVID-19 at an emergency department of a hospital. These provisions of the CARES Act expired on June 30, 2021. While these provisions were effective, we experienced higher levels of revenue due to a shift of payor mix. The larger number and acuity of patient claims for COVID-19 also resulted in higher revenue.

No Surprises Act

The No Surprises Act (“NSA”) was enacted on December 27, 2020 to address “surprise medical bills”, and took effect on January 1, 2022. With respect to the Company, the NSA limits the amount an insured patient will pay for emergency services furnished by an out-of-network provider. The NSA addresses the payment of these out-of-network providers by group health plans or health insurance issuers (collectively, “insurers”). In particular, the NSA requires insurers to reimburse out-of-network providers at a statutorily calculated “out-of-network rate.” In states without an all-payor model agreement or specified state law, the out-of-network rate is either the amount agreed to by the insurer and the out-of-network provider or an amount determined through an independent dispute resolution (“IDR”) process.

Under the NSA, insurers must issue an initial payment or notice of denial of payment to a provider within thirty days after the provider submits a bill for an out-of-network service. If the provider disagrees with the insurer’s determination, the provider may initiate a thirty-day period of open negotiation with the insurer over the claim. If the parties cannot resolve the dispute through negotiation, the parties may then proceed to IDR arbitration.

Independent Dispute Resolution. The provider and insurer each submits a proposed payment amount and explanation to the arbitrator. The arbitrator must select one of the two proposed payment amounts taking into account the “qualifying payment amount” and additional circumstances including among other things the level of training, outcomes measurements of the facility, the acuity of the individual treated, and the case mix and scope of services of the facility providing the service. The NSA prohibits the arbitrator from considering the provider’s usual and customary charges for an item or service, or the amount the provider would have billed for the item or service in the absence of the NSA.

Qualifying Payment Amount. The “qualifying payment amount” is generally “the median of the contracted rates recognized by the plan or issuer . . . under such plans or coverage, respectively, on January 31, 2019, for the same or a similar item or service that is provided by a provider in the same or similar specialty and provided in the geographic region in which the item[s] or service is furnished,” with annual increases based on the consumer price index. In other words, the qualifying payment amount is typically the median rate the insurer would have paid for the service if provided by an in-network provider or facility.

HHS Interim Final Rule. As required by the NSA, the United States Department of Health and Human Services (“HHS”) has established an independent dispute resolution (IDR) process under which a certified IDR entity determines the ultimate amount of payment. On September 30, 2021, the HHS issued an interim final rule. The rule effectively creates a rebuttable presumption that the amount closest to the qualifying payment amount is the proper payment amount. While the NSA instructs arbitrators to consider both the qualifying payment amount and the other factors enumerated in the NSA, the HHS interim final rule requires arbitrators to “select the offer closest to the [qualifying payment amount]” and deviate from that amount only if credible information clearly demonstrates that the qualifying payment amount is different from the appropriate out-of-network rate.

The HHS interim final rule is currently subject to several legal challenges, and it is difficult to predict the outcome of efforts to challenge or modify the rule. The legal challenges take issue with the rule’s requirement that independent dispute resolution entities presume the qualifying payment amount—the insurer or plan’s median in-network rate—is the appropriate out-of-network payment amount. A court decision has only been reached in one of the eight cases pending as of June 2022.

In Texas Medical Association and Adam Corley v. United States Department of Health and Human Services, Case No. 6:21-cv-425-JDK (E.D. Tex.), the United States District Court on February 23, 2022 held that the HHS rule conflicts with the unambiguous terms of the NSA and vacated the applicable provisions of the rule which require arbitrators to presume the correctness of the qualifying payment amount and then imposing a heightened burden on the remaining statutory factors to overcome that presumption.

The HHS initially appealed the court’s judgement but has asked the court to hold the appeal pending issuance of the final rule later this summer.

Since the NSA and the associated HHS interim final rule became effective on January 1, 2022, we have experienced a significant decline in collections of patient claims for emergency services. We are working within the established processes for IDR under the interim final rule and have only had limited success at achieving collections higher than the established qualifying payment amount.

There can be no assurance that third-party payors will not attempt to further reduce the rates they pay for our services.

Results of Operations

We report the results of our operations as three segments in our consolidated financial statements: (i) the hospital division, (ii) the population health management division and (ii) the real estate division. Activity within our business segments is significantly impacted by demand for healthcare services we provide, competition for these services in each of the market areas we serve, and the legislative changes discussed above.

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Revenues
Hospital division	$51,604,679	$62,814,672	$130,731,921	$150,157,914
Population health management division	6,443,254	—	6,443,254	—
Total revenue	58,047,933	62,814,672	137,175,175	150,157,914
Segment operating income:
Hospital division	5,249,528	29,137,332	39,647,506	83,787,175
Population health management division	(257,002)	—	(257,002)	—
Total segment operating income	4,992,526	29,137,332	39,390,504	83,787,175
Corporate and other	6,371,003	1,533,002	11,530,008	3,522,040
Interest expense	3,849,629	1,504,933	5,705,603	2,991,090
Other expense (income)	(1,403,222)	(4,060,149)	977,323	(3,921,356)
Income before taxes	(3,824,884)	30,159,546	21,177,570	81,195,401
Income tax expense	19,653,286	481,501	19,829,609	638,354
Net income (loss)	(23,478,170)	29,678,045	1,347,961	80,557,047

Less: net income (loss) attributable to noncontrolling interests	(4,082,418)	2,618,644	(786,589)	15,735,510
Net income (loss) attributable to Nutex Health Inc.	$(19,395,752)	$27,059,401	$2,134,550	$64,821,537
Adjusted EBITDA	$9,354,218	$30,014,704	$33,617,452	$69,748,692

Three Months Ended June 30, 2022 Compared to Three Months Ended June 30, 2021

We reported a net loss attributable to Nutex Health Inc. of $19.4 million, or a loss of $0.03 per diluted share, for the three months ended June 30, 2022 as compared with net income attributable to Nutex Health Inc. of $27.0 million, or $0.05 per diluted share, for same period of 2021. Our 2022 results were principally affected by:

•	Lower Lower amounts of revenue caused by legislative changes reducing our charges for patient services to median in-network rates;
•	Start-up costs associated with five new facilities opened since April 2021 which are experiencing favorable market acceptance but not yet fully achieving break-even profitability;
•	Significant, non-cash income tax expense totaling $18.4 million, net, for the one-time change in our tax status and release of the acquired valuation allowance of Clinigence; and
•	Acquisition-related costs related to the Clinigence merger transaction and higher levels of general and administrative expenses related to our operations as a public company.
•	Higher overall cost of employees and independent contractors.

Adjusted EBITDA for the three months ended June 30, 2022 totaled $9.4 million as compared to $30.0 million for he comparable period of 2021. Refer to Non-GAAP Financial Measures discussed below for a definition and reconciliation of Adjusted EBITDA. The items affecting revenue and start-up costs contributed significantly to the decline in Adjusted EBITDA in the 2022 period.

A discussion of our segment results is included below.

Hospital Division. Our revenue for the three months ended June 30, 2022 totaled $51.6 million as compared to $62.8 million for the same period of 2021, a decrease of 18%. We have experienced a significant decline in collections of patient claims for emergency services as a result of the median of the contracted rates that are offered within the same insurance market, as mandated by the NSA. This decrease was partially offset by an increase in the number of patient visits in the 2022 period as compared with the 2021 period.

The following table shows the number of patient visits during the periods:

	Three months ended June 30
	2022	2021
Patient visits:
Hospital	33,175	28,470

Total patient visits increased 17% during the three months ended June 30, 2022 as compared with the same period of 2021. We opened three facilities between April and August of 2021. In 2022, we opened two additional facilities in February. Having these facilities operational during the entirety of the 2022 period contributed substantially to the increased number of patient visits. That said, we have noted a reduction in the severity of these cases which has resulted in lower claims amounts and net revenue. We are not able to estimate the number or severity of future patient visits.

The hospital division’s operating income was $5.2 million during the three months ended June 30, 2022, down 82% from $29.1 million during the same period of 2021. Our operating income for the second quarter of 2022 was adversely affected by the reduction in net revenue discussed above. As mentioned above, we have opened five new facilities since April 2021. Start-up costs for these facilities include complete staffing for 24/7 operations, lease costs, in-market advertising and other operating expenses. These costs often exceed our revenue at these facilities until they achieve sustaining volumes of patient visits. In general, we expect new facilities to reach break-even profitability within 12 to 15 months. In this time, we also made staffing additions to manage higher volumes of medical claims billing and collection administration.

Population Health Management Division. We started the population health management division in April 2022 upon completion of the merger with Clinigence. Our total revenue for the three months ended June 30, 2022 was $6.4 million consisting of capitation revenue of $5.2 million, management fees of $1.0 million and SaaS revenue of $290 thousand. Capitation revenue is recognized by our consolidated VIE, AHP IPA. We do not have an equity interest in this VIE but consolidate it since we are the primary beneficiary of its operations under our management services contract with them. Instead, we earn management fees for our services to them which are reported as revenue.

The population health management division incurred an operating loss of $0.3 million during the three months ended June 30, 2022. Strategically, we are focused on growth of this division principally through the addition of new independent physician associations and have staffed our organization to manage larger numbers of such organizations.

Real Estate Division. This division reports the operations of consolidated Real Estate Entities where we provide guarantees of their indebtedness or are co-borrowers. We have been working with the third-party lenders to remove our guarantees of the outstanding mortgage loans of consolidated Real Estate Entities. As these guarantees are released, the associated Real Estate Entity no longer qualifies as a VIE and is deconsolidated. In the second quarter of 2022, we deconsolidated 17 Real Estate Entities.

Revenue and operating expenses of consolidated Real Estate Entities are not significant since the extent of these entities’ operations is to own facilities leased to our hospital division entities which are financed by a combination of contributed equity by related parties and third-party mortgage indebtedness. Such leases are typically on a triple net basis where our hospital division is responsible for all operating costs, repairs and taxes on the facilities. Finance lease income is recognized outside of segment operating income as other income by the Real Estate Entities. However, these amounts are largely eliminated in the consolidation of these entities into our financial statements.

At June 30, 2022, three Real Estate Entities continue to be consolidated in our financial statements. We expect that hospitals we open in the future may be leased from new Real Estate Entities which may be owned in whole or part by related parties. Third-party lenders to these entities may require that we provide a guarantee or become co-borrowers under mortgage indebtedness financings for such facilities. In such instances, we may be required to consolidate these new Real Estate Entities in our financial statements as VIEs.

Corporate and other expenses. Total corporate costs in the three months ended June 30, 2022 were $6.4 million including general and administrative expenses of $2.5 million and acquisition-related costs associated with the merger with Clinigence totaling $3.9 million. Our corporate costs for the three months ended June 30, 2021 totaled $1.5 million and consisted of general and administrative expenses. General and administrative costs include our executive management, accounting, human resources, corporate technology, insurance and professional fees. We have incurred higher levels of professional fees as we prepared for our public listing, made staffing additions commensurate with our operational growth and made key additions to our executive management team.

As a public company, we must comply with new laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, related regulations of the SEC and the continued listing requirements of the NASDAQ, with which we were not required to comply with as a private company. We expect to incur additional annual expenses related to these matters and, among other things, additional directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

Nonoperating items

Interest expense. Interest expense totaled $3.9 million in the three months ended June 30, 2022 as compared with $1.5 million for the same period of 2021. This includes interest expense associated with the mortgage indebtedness of consolidated Real Estate Entities, interest expense on outstanding term notes and lines of credit for financing operating equipment and working capital needs, and the accretion costs related to the conversion of notes from the Clinigence transaction. Interest expense is expected to decline in future periods as a result of the deconsolidation of 17 Real Estate Entities and their associated mortgage indebtedness during the second quarter of 2022 as well as due to the elimination of accretion costs related to the conversion of notes payable from the Clinigence transaction.

Other expense (income). Other expense for the three months ended June 30, 2021 includes $4 million for the forgiveness of SBA Paycheck Protection Program loans we obtained. These loans were fully forgiven by the SBA after the Company met the program requirements for expenditure of the loan proceeds. We do not expect other expense (income) to be significant in future periods.

Income tax expense. Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items are recognized in the period these occur.

In periods before the merger with Clinigence, Nutex Health Holdco LLC and the Nutex Subsidiaries were pass-through entities treated as partnerships for U.S. federal income tax purposes. No provision for federal income taxes was provided for these periods as federal taxes were obligations of these companies’ members. After the merger, Nutex Health Holdco LLC became a wholly-owned subsidiary of Clinigence and will be included in its future consolidated corporate tax filings. We recognized a non-cash charge of $20.8 million to income tax expense during the three months ended June 30, 2022 for the change in tax status of Nutex Health Holdco LLC.

At the time of our merger with Clinigence, Clinigence had a full valuation allowance against its deferred tax assets. During the three months ended June 30, 2022, we recorded a non-cash benefit of $2.4 million to income tax expense to remove the acquired valuation allowance after we concluded that the associated deferred tax assets would be realizable.

Each of the discrete items above are one-time, non-cash items. Excluding the discrete items above, our effective tax rate for the three months ended June 30, 2022 was 25.2%. The primary difference from the federal statutory rate of 21% is related to state taxes, income of noncontrolling interests in flow-through entities and permanent differences for non-deductible expenses.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

We reported net income attributable to Nutex Health Inc. of $2.1 million, or $0.00 per diluted share, for the six months ended June 30, 2022 as compared with $64.7 million, or $0.11 per diluted share, for same period of 2021. The special items affecting revenue and our costs and expenses discussed above impacted the 2022 reporting period as well.

Adjusted EBITDA for the six months ended June 30, 2022 totaled $33.6 million as compared with $69.7 million for the same period of 2021 with the special items affecting revenue and start-up costs causing the decline during the 2022 period.

A discussion of our segment results is included below.

Hospital Division. Revenue totaling $130.7 million for the six months ended June 30, 2022 decreased 13% from $150.2 million for the same period of 2021. As noted, our revenue has been adversely impacted in the 2022 period as a result of the NSA. This decrease was partially offset by an increase in the number of patient visits in the 2022 period.

The following table shows the number of patient visits during the periods:

	Six months ended June 30
	2022	2021
Patient visits:
Hospital	84,931	74,554

Total patient visits during the six months ended June 30, 2022 increased 14% as compared with the same period of 2021. Five newly opened facilities, most opened in 2021 periods after June, contributed substantially to the increased number of patient visits in 2022.

As noted, we have seen a reduction in the severity of these cases which has resulting in lower claims and net revenue. We are not able to estimate the number or severity of future patient visits.

Typically, we experience some seasonality in the number of patient visits and revenue during the year usually corresponding with the late-fall and winter months when flu and other seasonal infirmities peak. As an emergency care provider, we are not able to predict the number of patient visits or the severity of patient healthcare needs. We operate our facilities 24 hours daily in order to be responsive to our communities’ needs.

The hospital division’s segment operating income was $39.6 million during the six months ended June 30, 2022, down 53% from the same period of 2021. Our operating income for the second quarter of 2022 was adversely affected by the reduction in net revenue discussed above. As mentioned above, we opened five new facilities since April 2021. Start-up costs at newly facilities often exceed our revenue at these facilities for the first 12 to 15 months after their opening. In addition, in late-2021 and through the second quarter of 2022, we made several staffing additions to manage higher volumes of medical claims billing and collection administration.

Population Health Management Division. Total revenue and segment operating loss for the three and six months ended June 30, 2022 were the same amounts since the Clinigence merger was completed on April 1, 2022.

Real Estate Division. This division reports the operations of consolidated Real Estate Entities which are partially owned by related parties. As noted, we have no equity interest in these entities but consolidate these as VIEs when Nutex is a co-borrower or provides a guarantee of the Real Estate Entities mortgage indebtedness. In the second quarter of 2022, we deconsolidated 17 Real Estate Entities.

Revenue and operating expenses for the real estate division are not significant since finance lease income is recognized outside of segment operating income as other income by the Real Estate Entities. Such amounts are generally eliminated in the consolidation of these entities into our financial statements.

Corporate and other expenses. Total corporate costs in the six months ended June 30, 2022 were $11.5 million including general and administrative expenses of $7.6 million and acquisition-related costs associated with the merger with Clinigence totaling $3.9 million. Corporate costs for the six months ended June 30, 2021 totaled $3.5 and consisted of general and administrative expenses. In the 2022 period, we incurred higher levels of professional fees as we prepared for our public listing, made staffing additions commensurate with our operational growth and made key additions to our executive management team.

Nonoperating items

Interest expense. Interest expense for the six months ended June 30, 2022 totaled $5.7 million as compared with $3.0 million for the same period of 2021. This increase in interest expense was principally a result of higher mortgage indebtedness of consolidated Real Estate Entities, interest expense on outstanding term notes and lines of credit for financing operating equipment, accretion costs related to the conversion of notes payable from the Clinigence transaction and working capital needs. Interest expense is expected to decline in future periods as a result of the deconsolidation of 17 Real Estate Entities and their associated mortgage indebtedness during the second quarter of 2022 as well as the elimination of the accretion costs related to the conversion of notes payable from the Clinigence transaction.

Other expense (income). Other expense for the six months ended June 30, 2021 include $4 million for the forgiveness of SBA Paycheck Protection Program loans we obtained.

Income tax expense. As discussed above, our tax status was changed as a result of the merger with Clinigence. Previously, Nutex Health Holdco LLC and the Nutex Subsidiaries were pass-through entities treated as partnerships for U.S. federal income tax purposes. No provision for federal income taxes was provided for these periods as federal taxes were obligations of these companies’ members. We recognized a non-cash charge of $20.8 million to income tax expense during the six months ended June 30, 2022 for this change in tax status. Secondly, we recorded an offsetting non-cash benefit during the six months ended June 30, 2022 of $2.4 million to income tax expense to remove the acquired valuation allowance Clinigence had against its deferred tax assets.

Each of the discrete items above are one-time, non-cash items. Our effective tax rate for the six months ended June 30, 2022, excluding the discrete items above, was 25.2%. The primary difference from the federal statutory rate of 21% is related to state taxes, income of noncontrolling interests in flow-through entities and permanent differences for non-deductible expenses.

Liquidity and Capital Resources

As of June 30, 2022, we had $47.6 million of cash and equivalents, compared to $36.1 million of cash and equivalents at December 31, 2021.

Significant sources and uses of cash during the first six months of 2022.

Sources of cash:

•	Cash from operating activities was $53.4 million, which included $33.6 million from the primary components of our working capital (receivables, inventories, accounts payable and expenses).
•	Clinigence’s balance sheet at the merger date included $12.7 million of cash.
•	We received net proceeds of $3.0 million from borrowings under notes payable and lines of credit.
•	We received net proceeds of $4.7 million from the exercise of common stock warrants and options.
•	We made distributions to our owners related to operations prior to the merger with Clinigence and to non-controlling interest owners totaling $47.8 million.

Uses of cash:

•	Capital expenditures were $16.6 million.
•	Cash associated with the 17 deconsolidated Real Estate Entities totaled $2.4 million.

Future sources and uses of cash. Our operating activities are financed with cash on hand which is generated from revenues. Many of our hospital facilities are leased from Real Estate Entities. These leases are presented in our consolidated balance sheets when the associated Real Estate Entity is not consolidated. If the Real Estate Entity is consolidated, the lease is not presented. Instead, in these instances, the facility and any associated debt owed by the Real Estate Entity is presented. Our growth plans include the development of new hospital locations. We expect that in many of these locations we will lease facilities from newly established Real Estate Entities partially owned by related parties.

We routinely enter into equipment lease agreements to procure new or replacement equipment and may also finance these purchases with term debt. We have smaller lines of credits available for working capital purposes and are presently working to supplement or replace these with larger financing commitments. These larger financing commitments are subject to market conditions and we may not be able to obtain such larger financing commitments at favorable economic terms or at all.

Indebtedness. The Company’s indebtedness at June 30, 2022 is presented in Item I, “Financial Statements – Note 8 – Debt” and our lease obligations are presented in Item I, “Financial Statements—Note 9 – Leases.”

Off-Balance Sheet Arrangements

As of June 30, 2022, we had no material off-balance sheet arrangements.

Non-GAAP Financial Measures

Adjusted EBITDA. Adjusted EBITDA is used as a supplemental non-GAAP financial measure by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance.

We define Adjusted EBITDA as net income (loss) attributable to Nutex Health Inc.plus net interest expense, depreciation and amortization, further adjusted for stock-based compensation and any acquisition related costs. A reconciliation of net income to Adjusted EBITDA is included below. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.

	Three months ended June 30		Six months ended June 30
	2022	2021	2022	2021
Reconciliation of Net income (loss) attributable to Nutex Health Inc. to Adjusted EBITDA:
Net income (loss) attributable to Nutex Health Inc.	$(19,395,752)	$27,059,401	$2,134,550	$64,821,537
Depreciation and amortization	3,132,485	2,223,461	5,529,346	4,001,640
Interest expense, net	3,849,629	1,504,933	5,705,603	2,991,090
Income tax expense	19,653,286	481,501	19,829,609	638,354
Allocation to noncontrolling interests	(1,825,262)	(1,254,592)	(3,521,488)	(2,703,929)
EBITDA	5,414,386	30,014,704	29,677,620	69,748,692
Stock-based compensation expense	54,166	—	54,166	—
Acquisition costs	3,885,666	—	3,885,666	—
Adjusted EBITDA	$9,354,218	$30,014,704	$33,617,452	$69,748,692

Significant Accounting Policies

Revenue recognition.

Hospital division – Our hospital division recognizes net patient service revenue for contracts with patients and in most cases a third-party payor (commercial insurance, workers compensation insurance or, in limited cases, Medicare/Medicaid). The Company’s performance obligations are to provide emergency health care services primarily on an outpatient basis. Net patient service revenues are recorded at the amount that reflects the consideration to which the Company expects to be entitled in exchange for providing patient care. These amounts are net of appropriate discounts giving recognition to differences between the Company’s charges and reimbursement rates from third party payors.

Patient service net revenues earned by the Company are recognized at a point in time when the services are provided, net of adjustments and discounts. Because all the Company’s performance obligations relate to contracts with a duration of less than one-year, certain disclosures are limited.

The transaction price is determined based on gross charges for services provided, reduced by contractual adjustments provided to third-party payors, discounts and implicit price concessions provided primarily to uninsured patients in accordance with the Company’s policy. For uninsured patients, the Company recognizes revenue based on established rates, subject to certain discounts and implicit price concessions. The Company is reimbursed from third party payors under various methodologies based on the level of care provided. We are considered “out-of-network” with commercial health plans. As there are no contractual rates established with insurance entities, revenues are estimated based on the “usual and customary” charges allowed by insurance payors using historical collection experience, historical trends of refunds and payor payment adjustments (retractions). Revenue from the Medicare program is based on reimbursement rates set by governmental authorities.

Patients who have health care insurance may also have discounts applied related to their copayment or deductible. Estimates of contractual adjustments and discounts are determined by major payor classes for outpatient revenues based on historical experience. The Company estimates implicit price concessions based on its historical collection experience with these classes of patients using a portfolio approach. The portfolios consist of major payor classes for outpatient revenue. Based on historical collection trends and other analyses, the Company concluded that revenue for a given portfolio would not be materially different than if accounting for revenue on a contract-by-contract basis.

Customer payments are due upon receipt of an explanation of benefits for insured patients or it is due upon receipt of the bill from the Company for uninsured payments. There is no financing component associated with payments due from insurers or patients.

Population health management division – The population health management division recognizes revenue for capitation and management fees for services to IPAs and physician groups and for the licensing, training, and consulting related to our cloud-based proprietary technology.

Capitation revenue consists primarily of capitated fees for medical services provided by physician-owned entities we consolidate as VIEs. Capitated arrangements made directly with various managed care providers including HMOs. Capitation revenues are typically prepaid monthly to us based on the number of enrollees selecting us as their healthcare provider. Capitation is a fixed payment amount per patient per unit of time paid in advance for the delivery of health care services, whereby the service providers are generally liable for excess medical costs.

We receive management fees that are received based on gross capitation revenues of the IPAs or physician groups we manage. Revenue is recognized and received monthly for our services. In addition, we provide consultant services that are charged as a flat fixed rate and recognized as revenue when the service is performed. Consultant services revenues represent a small portion of our total revenue.

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

Cash payments for SaaS-based subscriptions received in advance of the satisfaction of our performance obligations as deferred revenue and recognized as revenue over the period in which the performance obligations are satisfied. The Company completes its contractual performance obligations through providing its customers access to specified data through subscriptions for a service period, and training on consulting associated with the subscriptions. We primarily invoice our customers on a monthly basis and do not provide any refunds, rights of return, or warranties.

Construction in Progress. The Company regularly is in the process of constructing new facilities. Generally, our ER Entities are responsible for the leasehold buildout and equipment while the associated Real Estate Entity procures the land, if any, and constructs a new or remodeled facility. Costs incurred to construct assets which will ultimately be classified as fixed assets are capitalized and classified in our financial statements as construction in progress until construction is completed and the asset is available for use. Once the asset is available for use, it is reclassified as another category of fixed assets and depreciated across its useful life.

Recent accounting pronouncements. There are no new accounting pronouncements that are expected to have a material impact on the consolidated financial statements.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of June 30, 2022. Based on this evaluation, the Company concluded that our disclosure controls and procedures were ineffective as of June 30, 2022 due to the material weakness previously identified as described below.

Previously Reported Revisions and Material Weakness. We previously reported certain immaterial revisions to previously reported amounts in our combined and consolidated financial statements as of and for the year ended December 31, 2020 and interim periods presented as of and for the nine months ended September 30, 2021. These revisions corrected the classification of net income and equity attributable to noncontrolling interests and corrected the presentation of items within the statement of cash flows. As a result, we identified a material weakness in our internal control over financial reporting. Based on our assessment for the year ended December 31, 2021, we identified material weaknesses in internal control over financial reporting related to our revenue estimation process, recordation of leases in accordance with newly adopted accounting standards and other matters caused by having inadequate accounting close processes.

Remediation Plans. These material weaknesses did not result in material misstatement of the Company’s consolidated financial statements for the periods presented. The Company has started the process of designing and implementing effective internal control measures to remediate the material weakness. The Company’s efforts include the employment of our new chief financial officer, engagement of an accounting specialist to assist in our accounting close and reporting processes, process documentation and supervisory reviews of our revenue estimate and accounting close processes. We plan to employ additional experienced personnel in our accounting and financial reporting teams as well.

While we believe that these efforts will improve our internal control over financial reporting, our remediation efforts are ongoing and will require validation and testing of the design and operating effectiveness of internal controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the remaining material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting.

Changes in Internal Control Over Financial Reporting. We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Inherent Limitations on Effectiveness of Disclosure Controls and Procedures. Our senior members of management do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended June 30, 2022.

Item 1A. Risk Factors.

Our business, financial condition, and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry, as well as risks that affect businesses in general. The risks disclosed in this Quarterly Report could materially adversely affect our business, financial condition, cash flows, or results of operations and thus our stock price. These risk factors may be important to understanding other statements in this Quarterly Report and should be read in conjunction with the consolidated financial statements and related notes in Part I, Item 1, “Financial Statements” and Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” of this Quarterly Report on Form 10-Q. Because of such risk factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described below, which could harm our business, reputation, financial condition, and operating results.

We have identified material weaknesses in our internal control over financial reporting. If our internal control over financial reporting is not effective, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause adverse effects on our business and may cause investors to lose confidence in our reported financial information and may lead to a decline in the price of our Common Stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the audits of our financial statements for the years ended December 31, 2021 and 2020, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses related to our revenue estimation process, recordation of leases in accordance with newly adopted accounting standards and other matters caused by having inadequate accounting close processes.

The Company has started the process of designing and implementing effective internal control measures to remediate these material weaknesses. The Company’s efforts include the employment of our new chief financial officer, engagement of an accounting specialist to assist in our accounting close and reporting processes, process documentation and supervisory reviews of our revenue estimate and accounting close processes. We plan to employ additional experienced personnel in our accounting and financial reporting teams as well.

While we believe that these efforts will improve our internal control over financial reporting, our remediation efforts are ongoing and will require validation and testing of the design and operating effectiveness of internal controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the remaining material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting.

If we are unable to successfully remediate the material weaknesses or identify any future significant deficiencies or material weaknesses, the accuracy and timing of our financial reporting may be adversely affected, a material misstatement in our financial statements could occur, and we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports, which may adversely affect our business and the price of our Common Stock may decline as a result.

In addition, even if we remediate the material weaknesses, we will be required to expend significant time and resources to further improve our internal controls over financial reporting, including by further expanding our finance and accounting staff to meet the demands that placed upon us as a public company, including the requirements of the Sarbanes-Oxley Act. If we fail to adequately staff our accounting and finance function to remediate our material weaknesses or fail to maintain adequate internal control over financial reporting, any new or recurring material weaknesses could prevent our management from concluding that our internal control over financial reporting is effective and impair our ability to prevent material misstatements in our financial statements, which could cause our business to suffer.

We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.

We may be forced to write-down or write-off assets, restructure operations, or incur impairment or other charges that could result in losses. Even though these charges may be non-cash items and not have an immediate impact on liquidity, any report of charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges such as write-downs or impairments may make future financing difficult to obtain on favorable terms or at all. From time to time, our intangible assets are subject to impairment testing. Under current accounting standards, our goodwill, including acquired goodwill, is tested for impairment on an annual basis and may be subject to impairment losses as circumstances change (e.g., after an acquisition).

For example, in connection with the Merger, we recorded goodwill in the amount of $424.2 million. The combined company may have to record a significant goodwill impairment in the future, which could materially adversely affect its reported financial results and negatively impact the trading value of its Common Stock.

The laws and regulations applicable to public companies are complex and may require an increasing amount of our management’s time and increase staffing and compliance costs.

We face significant challenges in managing the transition of Nutex’ legacy private held operations to a publicly traded company, which is subject to significant and increasing regulatory oversight and reporting obligations under federal securities laws. Laws pertaining to public companies, including new regulations proposed by the SEC, are increasingly complex and could force management to devote increasing amounts of time to the compliance with such laws and potentially impact time available to the management of our business. The combined company will be required to continue to expand its employee base and hire additional employees to support its operations as a public company, which will increase operating costs in future periods.

Our business and the markets in which we operate are new and rapidly evolving, which makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

Our business and the markets in which we operate are new and rapidly evolving which make it difficult to evaluate and assess the success of our business to date, our future prospects and the risks and challenges that we may encounter. These risks and challenges include our ability to:

•	attract new partner physicians;
•	retain our current physician partners;
•	comply with existing and new laws and regulations applicable to our business and in our industry;
•	anticipate and respond to changes in reimbursement rates and the markets in which we operate;
•	react to challenges from existing and new competitors;
•	maintain and continually enhance our reputation;
•	effectively manage our growth and business operations, including new geographies;
•	forecast our revenue, which includes reimbursements, and budget for, and manage, our expenses, including our medical expense amounts, and capital expenditures;
•	hire and retain talented individuals at all levels of our organization;
•	maintain and continually improve our infrastructure to adjust for the growth of the company, including our data protection, intellectual property and cybersecurity; and
•	successfully execute our ambitious growth strategy.

If we fail to understand fully or adequately address these challenges that we may encounter in the future, including those challenges described here and elsewhere in this “Risk Factors” section, our business, financial condition and results of operations could be adversely affected. If the risks and uncertainties that we plan for when operating our business are incorrect or change, or if we fail to manage these risks successfully, our results of operations could differ materially from our expectations and our business, financial condition and results of operations could be adversely affected.

Our limited operating history as a combined company makes it difficult to evaluate our future prospects and the risks and challenges we may encounter.

We completed our merger on April 1, 2022 and we are continuing to grow our management capabilities. Consequently, predictions about our future success may not be as accurate as they could be if we had a longer combined operating history. If our growth strategy is not successful, we may not be able to continue to grow our revenue or operations. Our limited combined operating history, evolving business and anticipated rapid growth make it difficult to evaluate our future prospects and the risks and challenges we may encounter, and we may not continue to grow at or near anticipated rates.

In addition, as a business with a limited combined operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown challenges.

We may need to raise additional capital to fund our existing operations or expand our operations.

We may need to spend significant amounts to expand our existing operations, including expansion into new geographies. Based upon our current operating plan, we believe that our existing cash, cash equivalents and restricted cash will be sufficient to fund our operating and capital needs for at least the next twelve months. This estimate and our expectation regarding the sufficiency of funds are based on assumptions that may prove to be incorrect, and the revenue we generate may not be sufficient to support our growth strategy. We also may finance our cash needs through a combination of equity offerings and debt financings or other sources, pending market conditions.

Our present and future funding requirements will depend on many factors, including:

•	our ability to achieve revenue growth;
•	our ability to effectively manage medical expense amounts;
•	the cost of expanding our operations, including our geographic scope, and our offerings, including our marketing efforts;
•	our rate of progress in launching, commercializing and establishing adoption of our services; and
•	the effect of competing technological and market developments.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, your ownership interest may be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect your rights as a securityholder. In addition, debt financing and preferred equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we are unable to raise additional funds when needed, we may be required to delay, limit, reduce or terminate development efforts.

We may experience difficulties in managing our growth and expanding our operations.

We are targeting significant growth in the scope of our operations. Our ability to manage our operations and future growth will require us to continue to improve our operational, financial and management controls, compliance programs and reporting systems. We may not be able to implement improvements in an efficient or timely manner and may discover deficiencies in existing controls, programs, systems and procedures, which could have an adverse effect on our business, reputation and financial results. Additionally, rapid growth in our business may place a strain on our human and capital resources.

Risks Related to Our Business and Industry

Reimbursement for our medical services is subject to change, and the reimbursement that we receive for emergency services could be subject to a significant and sustained decline.

Because we provide emergency medicine services, we do not have extensive relationships with large commercial payors and are generally out-of-network. Although some licensed facilities are in-network with payors, the Company’s general payor contracting/government enrollment strategy is to remain out of network. Since we do not have any contractual arrangements with insurance companies, we cannot predict the timing and amount of the payments we ultimately receive for our services and estimates and assumptions, which are based on historical insurance payment amounts and timing.

In addition, as a result of the NSA and the associated HHS interim final rule becoming effective on January 1, 2022, through the second quarter of 2022, we experienced a significant decline in collections of patient claims for emergency services and have had only limited success at achieving collections higher than the established qualifying payment amount, which is the median in-network contracted rate for the same insurance market. Any sustained decline in the collections we receive for our emergency services could have a material adverse effect on our operations and financial performance and may negatively affect the trading value of our common stock.

The estimates and assumptions we are or Nutex Health Holdco was required to make in connection with the preparation of our financial statements may prove to be inaccurate

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

We apply ASC 606 – Revenue from Contracts with Customers in making estimates of its earned revenue and accounts receivable at each reporting date. This estimation process for variable consideration is highly subjective. The Company regularly conducts a comparative analysis of its actual results to its previously estimated results in order to evaluate whether changes to its estimation process are required. The estimation of variable consideration is particularly complex at Nutex Health Holdco in particular and within the healthcare industry generally because of the broad range of services provided, the range of reimbursements by patient insurance companies and collectability of patient responsible amounts. In addition, the Company’s subsidiary Nutex Health Holdco operates as an out-of-network provider and, as such, does not have negotiated reimbursement rates with any insurance companies, adding to the complexity and potential uncertainty of the estimation process.

Our estimates with respect to the claims processing by insurance companies and our resulting cash collections may differ from previous estimated results and we may be required to make periodic adjustments to our estimation process for new facts or circumstances.

Ultimate amounts collected may differ from anticipated collections, and, as a result, may impact our ability to generate revenue at expected levels.

The continuing COVID-19 global pandemic could negatively affect our operations, business and financial condition, and our ability to generate revenue could be negatively impacted if the U.S. economy remains unstable for a significant amount of time.

The continuing COVID-19 crisis is still rapidly evolving and much of its impact remains unknown and difficult to predict. It could potentially negatively impact our financial performance in 2022 and beyond.

We experienced, and in the future could experience, supply chain disruptions, including shortages and delays, and could experience significant price increases, in equipment and medical supplies, particularly personal protective equipment or PPE. Staffing, equipment, and medical supplies shortages may also impact our ability to serve patients at our centers.

In addition, our results and financial condition may be adversely affected by future federal or state laws, regulations, orders, or other governmental or regulatory actions addressing the current COVID-19 pandemic or the U.S. health care system, which, if adopted, could result in direct or indirect restrictions to its business, financial condition, results of operations and cash flow.

Disruptions to our business as a result of the continuing COVID-19 pandemic (including the potential resurgences of COVID-19) could have a material adverse effect on our results of operations, financial condition and cash flows.

We rely on our management team and key employees and our business, financial condition, cash flows and results of operations could be harmed if we are unable to retain qualified personnel.

Our success depends largely upon the continued services of key members of senior management, including our chief executive officer. We also rely on our leadership team in the areas of operations and general and administrative functions. From time to time, there may be changes in our management team resulting from the hiring or departure of executives, which could disrupt our business. The replacement of one or more of our executive officers or other key employees would likely involve significant time and costs and may significantly delay or prevent the achievement of our business objectives. Our business would also be adversely affected if we fail to adequately plan for succession of our executives and senior management; or if we fail to effectively recruit, integrate, retain and develop key talent and/or align our talent with our business needs, in light of the current rapidly changing environment. While we have succession plans in place and we have employment arrangements with our key executives, these do not guarantee that the services of these or suitable successor executives will continue to be available to us.

Competition for qualified personnel in our field is intense due to the limited number of individuals who possess the skills and experience required by our industry. As a result, as we enter new geographies, it may be difficult for us to hire additional qualified personnel with the necessary skills to work in such geographies. If our hiring efforts in new or existing geographies are not successful, our business will be harmed. In addition, we have experienced employee turnover and expect to continue to experience employee turnover in the future. New hires require significant training and, in most cases, take significant time before they achieve full productivity. New employees may not become as productive as we expect, and we may be unable to hire or retain sufficient numbers of qualified individuals. If our retention efforts are not successful or our employee turnover rate increases in the future, our business, financial condition, cash flows and results of operations will be harmed.

In addition, in making employment decisions, job candidates often consider the value of the stock options or other equity instruments they are to receive in connection with their employment. Volatility in the price of our stock may, therefore, adversely affect our ability to attract or retain highly skilled personnel. Further, the requirement to expense stock options and other equity instruments may discourage us from granting the size or type of stock option or equity awards that job candidates require to join our company. Failure to attract new personnel or failure to retain and motivate our current personnel, could have a material adverse effect on our business, financial condition and results of operations.

Our growth depends in part on our ability to identify and develop successful new geographies, physician partners and patients. If we are not able to successfully execute upon our growth strategies, there may be a material adverse effect on our business, financial condition, cash flows and results of operations.

Our business depends on our ability to identify and develop successful geographies and relationships with physician partners and healthcare professionals, and to successfully execute upon our growth initiatives to increase the profitability of our physician partners and healthcare professionals. In order to pursue our strategy successfully, we must effectively implement our partnership model, including identifying suitable candidates and successfully building relationships with and managing integration of new physician partners. We contract with a limited number of physician partners and rely on such physicians within each geography. Our growth initiatives in our existing geographies depend, in part, on our physician partners’ ability to increase their capacity and to effectively meet increased patient demand. We may encounter difficulties in recruiting additional physicians to work at our hospitals due to many factors, including significant competition in their geographies. Accordingly, the loss or dissatisfaction of any physician partners, our inability to recruit, or the failure of our hospitals to recruit additional physicians or manage and scale capacity to timely meet patient demand, could substantially harm our reputation, impact our competitiveness, and impair our ability to attract new physician partners and maintain existing physician partnerships, both in new geographies and in geographies in which we currently operate, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Further, our growth strategy depends, in part, on securing and integrating new high-caliber physician partners and expanding into new geographies in which we have little or no operating experience. Integration and other risks can be more pronounced for larger and more complicated relationships or relationships outside of our core business space, or if we pursue multiple relationships simultaneously. New geographies into which we seek to expand may have laws and regulations that differ from those applicable to our current operations. As a rapidly growing company, we may be unfamiliar with the regulatory requirements in each geography that we enter, and we may be forced to incur significant expenditures to ensure compliance with requirements to which we are subject. If we are unable or unwilling to incur such costs, our growth in new geographies may be less successful than in our current geographies.

Further, our growth to date has increased the significant demands on our management, operational and financial systems, infrastructure and other resources. We must continue to improve our existing systems for operational and financial management, including our reporting systems, procedures and controls. These improvements could require significant capital expenditures and place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully manage these processes, our business, financial condition, cash flows and results of operations could be harmed.

In his capacity as the co-owner of the real estate entities that lease the land and buildings to our hospital facilities, Dr. Vo, our Chairman, CEO and major stockholder, may have conflicts of interest with the Company and its public stockholders.

The majority of our hospital facilities have contractual relationships with separately owned real estate entities (the “Real Estate Entities”) and each hospital has contractual relationships with separately owned professional entities (the “Physician LLCs”).

The Physician LLCs, which are owned by the doctors providing services to the corresponding hospital, provide physician and provider services to the hospitals, and employ the doctors and other providers.

The Real Estate Entities, also partially owned by the doctors providing services to the corresponding hospital, own the land and/or buildings that are leased to the our hospitals. The Real Estate Entities incur debt to purchase or construct the hospital facility. Lease payments received from our hospitals are used by the Real Estate Entities to make payments on their debt. Each hospital facility’s lease payments are guaranteed by the Company.

In addition to its doctor owners, each Real Estate Entity is partially owned or controlled by Dr. Vo, our Chairman, CEO and major stockholder holding approximately 41% of our outstanding common stock. As a result, the interests of Dr. Vo, in his capacity as part owner of the Real Estate Entities, may differ from the interests of the Company and its public shareholders, both in the re-negotiation of existing contractual relationships between the Company-owned hospital facilities and the Real Estate Entities and in the establishment of new hospital entities and their respective Real Estate Entities.

If the estimates and assumptions we use to project the size, revenue or medical expense amounts of our target geographies are inaccurate or the cost of providing services exceeds the amounts received by us, our future growth prospects may be impacted, and we may generate losses or fail to attain financial performance targets.

We often do not have access to reliable historical data regarding the size, revenue or medical expense levels of our target geographies or potential physician partners. As a result, our market opportunity estimates and financial forecasts developed as we enter into a new geography, are subject to significant uncertainty, and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this prospectus relating to the size and expected growth of the market for our services and the estimates of our market opportunity may prove to be inaccurate.

Changes in our anticipated ratio of medical expense to revenue can significantly impact our financial results. Accordingly, the failure to adequately predict and control medical costs and expenses could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, the medical expenses of patients may be outside of our physician partners’ control in the event that patients take certain actions that increase such expenses, such as unnecessary hospital visits. If we underestimate or do not correctly predict the cost of the care our partner physicians furnish to patients, we might be underpaid for the care that must be provided to patients, which could have a negative impact on our results of operations and financial condition.

We primarily depend on reimbursement by third-party payors, as well as payments by individuals, which could lead to delays and uncertainties in the timing and process of reimbursement, including any changes or reductions in Medicare reimbursement rates or rules.

The reimbursement process is complex and can involve lengthy delays. Although we recognize revenue when we provide services to patients, we may from time-to-time experience delays in receiving reimbursement for the service provided. In addition, third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that the patient is not eligible for coverage, certain amounts are not reimbursable under plan coverage, were for services provided that were not medically necessary, or additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third-party payors. As described below, we are subject to audits by such payors, including governmental audits of our Medicare claims, and may be required to repay these payors if a finding is made that we were incorrectly reimbursed. Delays and uncertainties in the reimbursement process may adversely affect accounts receivable, increase the overall costs of collection and cause us to incur additional borrowing costs. Third-party payors are also increasingly focused on controlling healthcare costs, and such efforts, including any revisions to reimbursement policies, may further reduce, complicate or delay our reimbursement claims.

In addition, certain of our patients are covered under health plans that require the patient to cover a portion of their own healthcare expenses through the payment of copayments or deductibles. We may not be able to collect the full amounts due with respect to these payments that are the patient’s financial responsibility, or in those instances where physicians provide services to uninsured individuals. To the extent permitted by law, amounts not covered by third-party payors are the obligations of individual patients for which we may not receive whole or partial payment. Any increase in cost shifting from third-party payors to individual patients, including as a result of high deductible plans for patients, increases our collection costs and reduces overall collections, which we may not be able to offset with sufficient revenue.

Nutex has, and may in the future become, subject to medical liability claims, which could cause significant expenses and may require Nutex to pay significant damages if not covered by insurance, and could harm its business, operating results, and financial condition.

Nutex’s business entails the risk of medical liability claims, including class actions, against the clinicians employed by the physician practice entity (an “Affiliated Practice Entity”), and the Nutex facilities. Although Nutex and the Affiliated Practice Entities carry insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to our and their respective businesses, successful medical liability claims could result in substantial damage awards that exceed the limits of our and the Affiliated Practice Entities’ insurance coverage. Professional liability insurance is expensive and insurance premiums may increase significantly in the future.

Any claims made against Nutex that are not fully covered by insurance could be costly to defend against, result in substantial damage awards against and divert the attention of management from operations, which could have a material adverse effect on the business, operating results, and financial condition. In addition, any claims may adversely affect Nutex’ business and reputation.

Our business and growth strategy depend on our ability to maintain and expand facilities staffed with qualified physicians. If we are unable to do so, future growth would be limited and our business, operating results and financial condition would be harmed.

Our success is dependent upon a continued ability to maintain an adequate staff of qualified providers to staff the facilities. If we are unable to recruit and retain physicians and other healthcare professionals, it would have a material adverse effect on its business and ability to grow and would adversely affect the results of operations. In any particular market, providers could demand higher payments or take other actions that could result in higher medical costs, less attractive service for our customers or difficulty meeting applicable regulatory or accreditation requirements. Our ability to develop and maintain satisfactory relationships with providers also may be negatively impacted by other factors not associated with us, such as changes in reimbursement levels and consolidation activity among hospitals, physician groups and healthcare providers, the continued private equity investment in physician practice management platforms and other market and operating pressures on healthcare providers. The failure to maintain or to secure new cost-effective provider contracts may result in a loss of or inability to staff existing or new facilities, higher costs, less attractive service for patients and/or difficulty in meeting applicable regulatory requirements, any of which could have a material adverse effect on our business, financial condition and results of operations.

If any of our physician partners lose their regulatory licenses, permits and/or accreditation status, or become ineligible to receive reimbursement under Medicare or Medicaid or from other third-party payors, there may be a material adverse effect on our business, financial condition, cash flows, or results of operations.

The operations of our hospitals through our physician partners are subject to extensive federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection. Our hospitals and their affiliated professional entities are also subject to extensive laws and regulation relating to facility and professional licensure, conduct of operations, including financial relationships among healthcare providers, Medicare and Medicaid fraud and abuse and physician self-referrals, and maintaining updates to the hospital’s affiliated professional entities’ enrollment in the Medicare and Medicaid programs, including the addition of new clinic locations, providers and other enrollment information. Our hospitals and their affiliated professional entities are subject to periodic inspection by licensing authorities and accreditation organizations to assure their continued compliance with these various standards. There can be no assurance that these regulatory authorities will determine that all applicable requirements are fully met at any given time. Should any of our hospitals or their affiliated professional entities be found to be noncompliant with these requirements, we could be assessed fines and penalties, could be required to refund reimbursement amounts or could lose our licensure or Medicare and/or Medicaid certification or accreditation so that we or our hospitals are unable to receive reimbursement from third-party payors, which could materially adversely affect our business, financial condition, cash flows or results of operations.

We are dependent on our physicians and other healthcare professionals to effectively manage the quality and cost of care.

Our success depends upon our continued ability to collaborate with and expand the number of highly qualified physicians and other healthcare professionals, which are key drivers of our profitability.

We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition and results of operations will be harmed.

Our industry is competitive and we expect it to attract increased competition. We currently face competition in various aspects of our business, including from a range of companies that provide similar services, including hospitals, managed service organizations and provider networks and data analysis consultants.

Our primary competitors include numerous local provider networks, hospitals and health systems. We may face a more competitive environment and increased challenges to grow at the rates we have projected. We expect that competition will continue to increase as a result of consolidation in the healthcare industry and increased demand for its services.

Some of our competitors may have greater name recognition, particularly in local geographies, longer operating histories, superior products or services and significantly greater resources than we do. Further, our current or potential competitors may be acquired by or partner with third parties with greater resources than we have. As a result, our competitors may be able to respond more quickly and effectively than we can to new or changing opportunities, technologies, standards or customer requirements and may have the ability to initiate or withstand premium competition. In addition, current and potential competitors have established, and may in the future establish, cooperative relationships with providers of complementary services, technologies or services to increase the attractiveness of their services.

Accordingly, new competitors or alliances may emerge which could put us at a competitive disadvantage. If we are unable to successfully compete, our business, financial condition, cash flows and results of operations could be materially adversely affected.

Developments affecting spending by the healthcare industry could adversely affect our business.

The U.S. healthcare industry has changed significantly in recent years, and we expect that significant changes will continue to occur. General reductions in expenditures by healthcare industry participants could result from, among other things:

•	government regulations or private initiatives that affect the manner in which healthcare providers interact with patients, payors or other healthcare industry participants, including changes in pricing or means of delivery of healthcare products and services;
•	consolidation of healthcare industry participants;
•	federal amendments to, lack of enforcement or development of applicable regulations for, or repeal of the ACA;
•	reductions in government funding for healthcare; and
•	adverse changes in business or economic conditions affecting healthcare payors or providers or other healthcare industry participants.

Any of these changes in healthcare spending could adversely affect our revenue. Even if general expenditures by industry participants remain the same or increase, developments in the healthcare industry may result in reduced spending in some or all of the specific market segments that we serve now or in the future. However, the timing and impact of developments in the healthcare industry are difficult to predict. Demand for our services may not continue at current levels and we may not have adequate technical, financial, and marketing resources to react to changes in the healthcare industry.

We and our physician partners and other healthcare professionals may become subject to medical liability claims, which could cause us to incur significant expenses and may require us to pay significant damages if the claims are not covered by insurance.

Our overall business entails the risk of medical liability claims. Although we and our partner professionals carry insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to the services rendered, successful medical liability claims could result in substantial damage awards that exceed the limits of our and those partner professionals’ insurance coverage. We carry or will carry professional liability insurance for us and each of our healthcare professionals. Professional liability insurance is expensive and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to us and our partner professionals in the future at acceptable costs or at all, which may negatively impact our and our partner professionals’ ability to provide services to our hospitals, and thereby adversely affect our overall business and operations.

Any claims made against us or our partner professionals that are not fully covered by insurance could be costly to defend against, result in substantial damage awards, and divert the attention of our management and our partner professional entities from our operations, which could have a material adverse effect on our business, financial condition and results of operations. In addition, any claims may adversely affect our business or reputation.

If we or our partner physicians or other healthcare providers fail to comply with applicable data interoperability and information blocking rules, our consolidated results of operations could be adversely affected.

The 21st Century Cures Act, or the Cures Act, which was passed and signed into law in December 2016, includes provisions related to data interoperability, information blocking and patient access. In March 2020, the U.S. Department of Health and Human Services, or HHS, Office of the National Coordinator for Health Information Technology, or ONC, and CMS finalized and issued complementary rules that are intended to clarify provisions of the Cures Act regarding interoperability and information blocking, and include, among other things, requirements surrounding information blocking, changes to ONC’s health IT certification program and requirements that CMS regulated payors make relevant claims/care data and provider directory information available through standardized patient access and provider directory application programming interfaces that connect to provider electronic health record systems. The companion rules will transform the way in which healthcare providers, health IT developers, health information exchanges/health information networks, or HIEs/HINs, and health plans share patient information, and create significant new requirements for healthcare industry participants. For example, the ONC rule, which went into effect on April 5, 2021, prohibits healthcare providers, health IT developers of certified health IT, and HIEs/HINs from engaging in practices that are likely to interfere with, prevent, materially discourage, or otherwise inhibit the access, exchange or use of electronic health information, or EHI, also known as “information blocking.” To further support access and exchange of EHI, the ONC rule identifies eight “reasonable and necessary activities” as exceptions to information blocking activities, as long as specific conditions are met. Any failure to comply with these rules could have a material adverse effect on our business, results of operations and financial condition.

Our business and operations would suffer in the event of information technology system failures, security breaches, or other deficiencies in cybersecurity.

Our information technology systems facilitate our ability to conduct our business. While we have disaster recovery systems and business continuity plans in place, any disruptions in our disaster recovery systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations. Despite our implementation of a variety of security measures, our information technology systems could be subject to physical or electronic break-ins, and similar disruptions from unauthorized tampering or any weather-related disruptions where our headquarters is located. In addition, in the event that a significant number of our management personnel were unavailable in the event of a disaster, our ability to effectively conduct business could be adversely affected.

In the ordinary course of our business, we, our partner physicians or other physician partners collect and store sensitive data, including personally identifiable information, protected health information, or PHI, intellectual property and proprietary business information owned or controlled by us or our employees, members and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based data centers. We utilize external security and infrastructure vendors to provide and manage parts of our information technology systems, including our data centers. These applications and data encompass a wide variety of business-critical information, including research and development information, customer information, commercial information and business and financial information. We face a number of risks with respect to the protection of this information, including loss of access, inappropriate use or disclosure, unauthorized access, inappropriate modification and the risk of being unable to adequately monitor and audit and modify our controls over our critical information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data or otherwise process it on our behalf. A breach or failure of our or our third-party vendors’ or subcontractors’ network, hosted service providers or vendor systems could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks by computer hackers such as denial-of-service and phishing attacks, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. If these third-party vendors or subcontractors fail to protect their information technology systems and our confidential and proprietary information, we may be vulnerable to disruptions in service and unauthorized access to our confidential or proprietary information and we could incur liability and reputational damage.

The secure processing, storage, maintenance and transmission of information are vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take reasonable measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may still be vulnerable to, and we have in the past experienced, low-threat attacks by hackers or breaches due to employee error, malfeasance or other malicious or inadvertent disruptions. Further, attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, and are being conducted by sophisticated and organized groups and individuals with a wide range of motives and expertise. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, publicly disclosed, lost or stolen. Our information systems must also be continually updated, patched and upgraded to protect against known vulnerabilities. The volume of new vulnerabilities has increased markedly, as has the criticality of patches and other remedial measures. In addition to remediating newly identified vulnerabilities, previously identified vulnerabilities must also be continuously addressed. Accordingly, we are at risk that cyber-attackers exploit these known vulnerabilities before they have been addressed.

Any access, breach, or other loss of information could result in legal claims or proceedings, and liability under federal or state laws that protect the privacy of personal information, and corresponding regulatory penalties. In addition, we could face criminal liability, damages for contract breach and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. Notice of breaches may be required to be made to affected individuals or other state or federal regulators, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such a notice could harm our reputation and our ability to compete. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident. Despite our implementation of security measures to prevent unauthorized access, our data is currently accessible through multiple channels, and there is no guarantee we can protect our data from breach. Unauthorized access, loss or dissemination could also disrupt our operations and damage our reputation, any of which could adversely affect our business.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements could adversely affect our business, financial condition and results of operations.

Numerous state and federal laws, regulations, standards and other legal obligations, including consumer protection laws and regulations, which govern the collection, dissemination, use, access to, confidentiality, security and processing of personal information, including health-related information, could apply to our operations or the operations of our partners. For example, the Health Insurance Portability and Accountability Act, as amended by the Health Information Technology for Economic and Clinical Health Act of 2009, and regulations implemented thereunder, or collectively HIPAA, imposes privacy, security and breach notification obligations on certain healthcare providers, health plans, and healthcare clearinghouses, known as covered entities, as well as their business associates that perform certain services that involve creating, receiving, maintaining or transmitting individually identifiable health information for or on behalf of such covered entities, and their covered subcontractors. HIPAA requires covered entities, such as physician partners, and business associates, such as us, to develop and maintain policies with respect to the protection of, use and disclosure of PHI, including the adoption of administrative, physical and technical safeguards to protect such information, and certain notification requirements in the event of a breach of unsecured PHI.

Additionally, under HIPAA, covered entities must report breaches of unsecured PHI to affected individuals without unreasonable delay, not to exceed 60 days following discovery of the breach by a covered entity or its agents. Notification also must be made to the HHS Office for Civil Rights and, in certain circumstances involving large breaches, to the media. Business associates must report breaches of unsecured PHI to covered entities within 60 days of discovery of the breach by the business associate or its agents. A non-permitted use or disclosure of PHI is presumed to be a breach under HIPAA unless the covered entity or business associate establishes that there is a low probability the information has been compromised consistent with requirements enumerated in HIPAA.

Entities that are found to be in violation of HIPAA as the result of a breach of unsecured PHI, a complaint about privacy practices or an audit by HHS may be subject to significant civil, criminal and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance. HIPAA also authorizes state Attorneys General to file suit on behalf of their residents. Courts may award damages, costs and attorneys’ fees related to violations of HIPAA in such cases. While HIPAA does not create a private right of action allowing individuals to sue us in civil court for violations of HIPAA, its standards have been used as the basis for duty of care in state civil suits such as those for negligence or recklessness in the misuse or breach of PHI.

Even when HIPAA does not apply, according to the Federal Trade Commission, or the FTC, violating consumers’ privacy rights or failing to take appropriate steps to keep consumers’ personal information secure may constitute unfair and/or deceptive acts or practices in violation of Section 5(a) of the Federal Trade Commission Act. The FTC expects a company’s data security measures to be reasonable and appropriate in light of the sensitivity and volume of consumer information it holds, the size and complexity of its business, and the cost of available tools to improve security and reduce vulnerabilities.

Further, certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. For example, the state of Nevada enacted a law that went into force on October 1, 2019 and requires companies to honor consumers’ requests to no longer sell their data. In addition, the California Consumer Privacy Act of 2018, or the CCPA, went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the California Privacy Rights Act, or the CPRA, recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In addition, California’s Confidentiality of Medical Information Act, or the CMIA, places restrictions on the use and disclosure of health information, including PHI, and other personally identifying information, and can impose a significant compliance obligation. Violations of the CMIA can result in criminal, civil and administrative sanctions, and the CMIA also provides individuals a private right of action with respect to disclosures of their health information that violate CMIA. In the event that we are subject to these domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure or perceived failure by us or our employees, representatives, contractors, consultants, collaborators, or other third parties to comply with such requirements or adequately address privacy and security concerns, even if unfounded, could result in additional cost and liability to us, damage our reputation, and adversely affect our business and results of operations.

Any future litigation against us could be costly and time-consuming to defend.

We may become subject, from time to time, to legal proceedings, federal and state audits, government investigations, and payor audits, investigations, overpayments, and claims that arise in the ordinary course of business such as claims brought by our clients in connection with commercial disputes or employment claims made by our current or former associates. Litigation and audits may result in substantial costs and may divert management’s attention and resources, which may substantially harm our business, financial condition and results of operations. Insurance may not cover such claims, may not provide sufficient payments to cover all of the costs to resolve one or more such claims and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our earnings and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the market price of our Common Stock or publicly traded warrants.

Changes in U.S. tax laws, and the adoption of tax reform policies could adversely affect our operating results and financial condition.

We are subject to federal and state income and non-income taxes in the United States. Tax laws, regulations, and administrative practices in various jurisdictions may be subject to significant change, with or without notice, due to economic, political, and other conditions, and significant judgment is required in evaluating and estimating these taxes. Our effective tax rates could be affected by numerous factors, such as entry into new businesses and geographies, changes to our existing business and operations, acquisitions and investments and how they are financed, changes in our stock price, changes in our deferred tax assets and liabilities and their valuation, and changes in the relevant tax, accounting, and other laws, regulations, administrative practices, principles and interpretations. We are required to take positions regarding the interpretation of complex statutory and regulatory tax rules and on valuation matters that are subject to uncertainty, and tax authorities may challenge the positions that we take.

Our quarterly results may fluctuate significantly, which could adversely impact the value of our Common Stock.

Our quarterly results of operations, including our revenue, net loss and cash flows, has varied and may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, including, without limitation, the following:

•	the timing of recognition of revenue, including possible delays in the recognition of revenue due to sometimes unpredictable implementation timelines;
•	the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•	our ability to respond to competitive developments;
•	security or data privacy breaches and associated remediation costs; and
•	the timing of expenses related to the development or acquisition of additional hospitals or businesses.

Any fluctuation in our quarterly results may not accurately reflect the underlying performance of our business and could cause a decline in the trading price of our Common Stock.

Obligations under the term loans of our Hospital Subsidiaries, and our related loan and leases guarantees could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions. An event of default under the term loans could harm our business, and creditors having security interests over the hospital assets as well as the leased real estate would be able to foreclose on such assets.

Each of our Hospital Subsidiaries is a party to term loans and lines of credit guaranteed by Nutex Health Holdco to finance hospital equipment and related assets, for aggregate borrowings of approximately $20.4 million as of June 30, 2022.

In addition, Nutex Health Holdco has assumed in the Merger and subsequently entered into guarantees of (i) finance lease obligations of each of the Hospital Subsidiaries and (ii) mortgage debt of Real Estate Entities affiliated with Dr. Vo, the Company’s chairman and Chief Executive Officer.

The term loans and lease and mortgage loan guarantees require us to comply with a number of financial and other obligations, which include maintaining debt service coverage and leverage ratios and maintaining insurance coverage, and may impose significant operating and financial restrictions on us, including restrictions on our ability to take actions that may be in our interests. These obligations may limit our flexibility in our operations, and breaches of these obligations could result in defaults under the term loans or guarantees, even if we had satisfied our payment obligations. Moreover, if we defaulted on these obligations, creditors having security interests over the hospital assets or real estate assets could exercise various remedies, including foreclosing on and selling our assets or the real estate assets underlying our hospitals. Unless waived by creditors, for which no assurance can be given, defaulting on these obligations could result in a material adverse effect on our financial condition and ability to continue our operations.

The arrangements we have with our VIEs are not as secure as direct ownership of such entities.

Because of corporate practice of medicine laws, we entered into contractual arrangements to manage certain affiliated physician practice groups or independent physician associations, which allow us to consolidate those groups for financial reporting purposes. We do not have direct ownership interests in any of our VIEs and are not able to exercise rights as an equity holder to directly change the members of the boards of directors of these entities so as to affect changes at the management and operational level. Under our arrangements with our VIEs, we must rely on their equity holders to exercise our control over the entities. If our affiliated entities or their equity holders fail to perform as expected, we may have to incur substantial costs and expend additional resources to enforce such arrangements.

Any failure by our affiliated entities or their owners to perform their obligations under their agreements with us would have a material adverse effect on our business, results of operations and financial condition.

Our affiliated physician practice groups are owned by individual physicians who could die, become incapacitated, or become no longer affiliated with us. Although our Management Services Agreements (MSAs) with these affiliates provide that they will be binding on successors of current owners, as the successors are not parties to the MSAs, it is uncertain in case of the death, bankruptcy, or divorce of a current owner whether their successors would be subject to such MSAs.

If there is a change in accounting principles or the interpretation thereof affecting consolidation of VIEs, it could impact our consolidation of total revenues derived from our affiliated physician groups.

Our financial statements are consolidated and include the accounts of our majority-wholly owned AHP subsidiary, non-owned affiliated physician groups and real estate entities that each is a VIE, which consolidation is effectuated in accordance with applicable accounting rules promulgated by the Financial Accounting Standards Board (“FASB”). Such accounting rules require that, under some circumstances, the VIE consolidation model be applied when a reporting enterprise holds a variable interest (e.g., equity interests, debt obligations, certain management, and service contracts) in a legal entity. Under this model, an enterprise must assess the entity in which it holds a variable interest to determine whether it meets the criteria to be consolidated as a VIE. If the entity is a VIE, the consolidation framework next identifies the party, if one exists, that possesses a controlling financial interest in the VIE, and then requires that party to consolidate as the primary beneficiary. An enterprise’s determination of whether it has a controlling financial interest in a VIE requires that a qualitative determination be made and is not solely based on voting rights. If an enterprise determines the entity in which it holds a variable interest is not subject to the VIE consolidation model, the enterprise should apply the traditional voting control model which focuses on voting rights.

In our case, the VIE consolidation model applies to our controlled, but not owned, physician-affiliated entities including our IPA and PLLCs. Our determination regarding the consolidation of our affiliates, however, could be challenged, which could have a material adverse effect on our operations. In addition, in the event of a change in accounting rules or FASB’s interpretations thereof, or if there were an adverse determination by a regulatory agency or a court or a change in state or federal law relating to the ability to maintain present agreements or arrangements with our affiliated physician group, we may not be permitted to continue to consolidate the revenues of our VIE.

Risk related to our Population Health Management Division

New physicians and other providers must be properly enrolled in governmental healthcare programs before we can receive reimbursement for their services, and there may be delays in the enrollment process.

Each time a new physician joins us or our affiliated IPA groups, we must enroll the physician under our applicable group identification number for Medicare and Medicaid programs and for certain managed care and private insurance programs before we can receive reimbursement for services the physician renders to beneficiaries of those programs. The estimated time to receive approval for the enrollment is sometimes difficult to predict and, in recent years, the Medicare program carriers often have not issued these numbers to our affiliated physicians in a timely manner. These practices result in delayed reimbursement that may adversely affect our cash flows.

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

We establish reserves for estimated Insured but Not Reported (IBNR) claims. IBNR estimates are developed using actuarial methods and are based on many variables, including the utilization of healthcare services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors. The estimation methods and the resulting reserves are periodically reviewed and updated.

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

We do not have a Knox-Keene license.

The Knox-Keene Health Care Service Plan Act of 1975 was passed by the California State Legislature to regulate California managed care plans and is currently administered by the California Department of Managed Healthcare (DMHC). A Knox-Keene Act license is required to operate a healthcare service plan, e.g., an HMO, or an organization that accepts global risk, i.e., accepts full risk for a patient population, including risk related to institutional services, e.g., hospital, and professional services. Applying for and obtaining such a license is a time consuming and detail-oriented undertaking. We currently do not hold any Knox-Keene license. If the DMHC were to determine that we have been inappropriately taking risk for institutional and professional services as a result of our various hospital and physician arrangements without having any Knox-Keene license or applicable regulatory exemption, we may be required to obtain a Knox-Keene license and could be subject to civil and criminal liability, any of which could have a material adverse effect on our business, results of operations, and financial condition.

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

Our success depends, in part, on our ability to protect our brand and the proprietary methods and our Population Health Management Platform and other technologies that we develop under patent and other intellectual property laws of the United States and foreign jurisdictions so that we can prevent others from using our inventions and proprietary information. The particular forms of intellectual property protection that we seek, or our business decisions about when to file patent applications and trademark applications, may not be adequate to protect our business. We could be required to spend significant resources to monitor and protect our intellectual property rights. Litigation may be necessary in the future to enforce our intellectual property rights, determine the validity and scope of our proprietary rights or those of others, or defend against claims of infringement or invalidity. Such litigation could be costly, time-consuming and distracting to management, result in a diversion of significant resources, lead to the narrowing or invalidation of portions of our intellectual property and have an adverse effect on our business, results of operations and financial condition. Our efforts to enforce our intellectual property rights may be met with defenses, counterclaims and countersuits attacking the validity and enforceability of our intellectual property rights or alleging that we infringe the counterclaimant’s own intellectual property. Any of our patents, patent applications, copyrights, trademarks or other intellectual property rights could be challenged by others or invalidated through administrative process or litigation.

We expect to also rely, in part, on confidentiality agreements with our business partners, employees, consultants, advisors, customers and others in our efforts to protect our proprietary technology, processes and methods. These agreements may not effectively prevent disclosure of our confidential information, and it may be possible for unauthorized parties to copy our software or other proprietary technology or information, or to develop similar software independently without our having an adequate remedy for unauthorized use or disclosure of our confidential information. In addition, others may independently discover our trade secrets and proprietary information, and in these cases, we would not be able to assert any trade secret rights against those parties. Costly and time-consuming litigation could be necessary to enforce and determine the scope of our proprietary rights, and the failure to obtain or maintain trade secret protection could adversely affect our competitive business position.

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

Risks Related to Our Legal and Regulatory Environment

We conduct business in a heavily regulated industry and if we fail to adhere to all of the complex government laws and regulations that apply to our business, we could incur fines or penalties or be required to make changes to our operations or experience adverse publicity, any or all of which could have a material adverse effect on our business, results of operations, financial condition, cash flows, and reputation.

The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships and arrangements with healthcare providers and vendors, our marketing activities and other aspects of our operations. Of particular importance are:

•	the federal Anti-Kickback Statute, or the AKS, which prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly. By way of example, the AKS safe harbor for value-based arrangements requires, among other things, that the arrangement does not induce a person or entity to reduce or limit medically necessary items or services furnished to any patient. Failure to meet the requirements of a safe harbor, however, does not render an arrangement illegal, although such arrangements may be subject to greater scrutiny by government authorities. Further, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•	the federal physician self-referral law, or the Stark Law, which, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain designated health services, or DHS, if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibits the entity from billing Medicare or Medicaid for such DHS;
•	the federal False Claims Act, or the FCA, which imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly make, or cause to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits. There are many potential bases for liability under the FCA. The government has used the FCA to prosecute Medicare and other government healthcare program fraud such as coding errors, billing for services not provided, and providing care that is not medically necessary or that is substandard in quality. In addition, we could be held liable under the FCA if we are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing, coding or risk adjustment information to our physician partners through Provider Portal and Analytic Management Tools, respectively. The government may also assert that a claim including items or services resulting from a violation of the AKS or Stark Law constitutes a false or fraudulent claim for purposes of the FCA;
•	the Civil Monetary Penalties Statute, which prohibits, among other things, an individual or entity from offering remuneration to a federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services from a particular provider;
•	the criminal healthcare fraud provisions of HIPAA and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•	reassignment of payment rules that prohibit certain types of billing and collection practices in connection with claims payable by the Medicare or Medicaid programs;
•	similar state law provisions pertaining to anti-kickback, self-referral and false claims issues, some of which may apply to items or services reimbursed by any payor, including patients and commercial insurers;
•	laws that regulate debt collection practices;
•	a provision of the Social Security Act that imposes criminal penalties on healthcare providers who fail to disclose, or refund known overpayments;
•	federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered; and
•	federal and state laws pertaining to the provision of services by nurse practitioners and physician assistants in certain settings, physician supervision of those services, and reimbursement requirements that depend on the types of services provided and documented and relationships between physician supervisors and nurse practitioners and physician assistants.

The laws and regulations in these areas are complex, changing and often subject to varying interpretations. As a result, there is no guarantee that a government authority will find that we or our partner physicians or other healthcare professionals are in compliance with all such laws and regulations that apply to our business. Further, because of the breadth of these laws and the narrowness of the statutory exceptions and safe harbors available, it is possible that some of the business activities undertaken by us or our partner physicians or other healthcare professionals could be subject to challenge under one or more of these laws, including, without limitation, our patient assistance programs that waive or reduce the patient’s obligation to pay copayments, coinsurance or deductible amounts owed for the services we provide to them if they meet certain financial need criteria. If our operations are found to be in violation of any of such laws or any other governmental regulations that apply, we may be subject to significant penalties, including, without limitation, administrative, civil and criminal penalties, damages, fines, disgorgement, the curtailment or restructuring of operations, integrity oversight and reporting obligations, exclusion from participation in federal and state healthcare programs and imprisonment. In addition, any action against us or our partner physicians or other physician partners for violation of these laws or regulations, even if we successfully defend against it, could cause us to incur significant legal expenses, divert our management’s attention from the operation of our business and result in adverse publicity, or otherwise experience a material adverse impact on our business, results of operations, financial condition, cash flows, reputation as a result.

If any of our hospitals lose their regulatory licenses, permits and/or registrations, as applicable, or become ineligible to receive reimbursement from third-party payors, there may be a material adverse effect on our business, financial condition, cash flows, or results of operations.

The operations of our hospitals through partner physicians and other healthcare professionals are subject to extensive federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures and proof of financial ability to operate. Our hospitals and partner physicians and other healthcare professionals are also subject to extensive laws and regulation relating to facility and professional licensure, conduct of operations, including financial relationships among healthcare providers, Medicare, Medicaid and state fraud and abuse and physician self-referrals, and maintaining updates to our and our partner physicians’ and other healthcare professionals’ enrollment in the Medicare and Medicaid programs, including addition of new hospital locations, providers and other enrollment information. Our hospitals are subject to periodic inspection by licensing authorities to assure their continued compliance with these various standards. There can be no assurance that these regulatory authorities will determine that all applicable requirements are fully met at any given time. Should any of our hospitals be found to be noncompliant with these requirements, we could be assessed fines and penalties, could be required to refund reimbursement amounts or could lose our licensure or Medicare and/or Medicaid certification so that we or our partner physicians and other healthcare professionals are unable to receive reimbursement from such programs and possibly from other third-party payors, any of which could materially adversely affect our business, financial condition, cash flows or results of operations.

If our arrangements with our partner physicians and other physician partners are found to constitute the improper rendering of medical services or fee splitting under applicable state laws, our business, financial condition and our ability to operate in those states could be adversely impacted.

Our contractual relationships with our partner physicians may implicate certain state laws that generally prohibit non-professional entities from providing licensed medical services or exercising control over licensed physicians or other healthcare professionals (such activities generally referred to as the “corporate practice of medicine”) or engaging in certain practices such as fee-splitting with such licensed professionals. The interpretation and enforcement of these laws vary significantly from state to state. There can be no assurance that these laws will be interpreted in a manner consistent with our practices or that other laws or regulations will not be enacted in the future that could have a material and adverse effect on our business, financial condition and results of operations. Regulatory authorities, state boards of medicine, state attorneys general and other parties may assert that, despite the agreements through which we operate, we are engaged in the provision of medical services and/or that our arrangements with our physician partners constitute unlawful fee-splitting. If a jurisdiction’s prohibition on the corporate practice of medicine or fee-splitting is interpreted in a manner that is inconsistent with our practices, we would be required to restructure or terminate our arrangements with our physician partners to bring our activities into compliance with such laws. A determination of non-compliance, or the termination of or failure to successfully restructure these relationships could result in disciplinary action, penalties, damages, fines, and/or a loss of revenue, any of which could have a material and adverse effect on our business, financial condition and results of operations. State corporate practice and fee-splitting prohibitions also often impose penalties on healthcare professionals for aiding in the improper rendering of professional services, which could discourage physicians and other healthcare professionals from providing clinical services to our hospitals.

We face inspections, reviews, audits and investigations under federal and state government programs and contracts. These audits could have adverse findings that may negatively affect our business, including our results of operations, liquidity, financial condition and reputation.

As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental inspections, reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Other third-party payors may also reserve the right to conduct audits. We also periodically conduct internal audits and reviews of our regulatory compliance. An adverse inspection, review, audit or investigation could result in:

•	refunding amounts we have been paid pursuant to the Medicare or Medicaid programs or from payors;
•	state or federal agencies imposing fines, penalties and other sanctions on us;
•	temporary suspension of payment for new patients to the facility or agency;
•	decertification or exclusion from participation in the Medicare or Medicaid programs or one or more payor networks;
•	self-disclosure of violations to applicable regulatory authorities;
•	damage to our reputation;
•	the revocation of a facility’s or agency’s license;
•	criminal penalties;
•	a corporate integrity agreement with HHS’ Office of Inspector General; and
•	loss of certain rights under, or termination of, our contracts with payors.

If adverse inspections, reviews, audits or investigations occur and any of the results noted above occur, it could have a material adverse effect on our business and operating results. Furthermore, the legal, document production and other costs associated with complying with these inspections, reviews, audits or investigations could be significant.

The impact on us of recent healthcare legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, but may adversely affect our business, financial condition and results of operations.

The impact on us of healthcare reform legislation and other changes in the healthcare industry and in healthcare spending is currently unknown, but may adversely affect our business, financial condition and results of operations. Our revenue is dependent on the healthcare industry and could be affected by changes in healthcare spending, reimbursement and policy. The healthcare industry is subject to changing political, regulatory and other influences.

On January 1, 2022, the NSA and the associated HHS interim final rule becoming effective. As a result, through the second quarter of 2022, we experienced a significant decline in collections of patient claims for emergency services and have had only limited success at achieving collections higher than the established qualifying payment amount, which is the median in-network contracted rate for the same insurance market. Since we cannot predict the outcome of numerous legal challenges and whether the final rule to be adopted by HHS will make the independent dispute resolution process more favorable to us, any sustained decline in the collections we receive for our emergency services could have a material adverse effect on our operations and financial performance and may negatively affect the trading value of our common stock.

In addition, the ACA, which was enacted in 2010, made major changes in how healthcare is delivered and reimbursed, and it increased access to health insurance benefits to the uninsured and underinsured populations of the United States. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how other healthcare reform measures enacted by Congress or implemented by the Biden administration or other challenges to the ACA, if any, will impact the ACA or our business.

Other legislative changes have been proposed and adopted since the ACA was enacted. These changes include aggregate reductions to Medicare payments to providers of 2% per fiscal year, which began in 2013 and will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional Congressional action is taken. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. New laws may result in additional reductions in Medicare and other healthcare funding, which may materially adversely affect consumer demand and affordability for our products and services and, accordingly, the results of our financial operations. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, or MACRA, which first affected physician payment in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement.

Such changes in the regulatory environment may also result in changes to our payer mix that may affect our operations and revenue. In addition, certain provisions of the ACA authorize voluntary demonstration projects, which include the development of bundling payments for acute, inpatient hospital services, physician services and post-acute services for episodes of hospital care. Further, the ACA may adversely affect payors by increasing medical costs generally, which could have an effect on the industry and potentially impact our business and revenue as payors seek to offset these increases by reducing costs in other areas.

Uncertainty regarding future amendments to the ACA as well as new legislative proposals to reform healthcare and government insurance programs, along with the trend toward managed healthcare in the United States, could result in reduced demand and prices for our services. We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments and other third-party payers will pay for healthcare products and services, which could adversely affect our business, financial condition and results of operations.

Risks Related to Our Common Stock

Anti-takeover provisions under Delaware law could make an acquisition of the Company, which may be beneficial to the stockholders of the Company, more difficult and may prevent attempts by the stockholders to replace or remove management.

We are subject to the anti-takeover provisions of the Delaware General Corporation Law (“DGCL”), including Section 203. Under these provisions, if anyone becomes an “interested stockholder,” the combined company may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203 of the DGCL, “interested stockholder” means, generally, someone owning 15% or more of the combined company’s outstanding voting stock or an affiliate of the combined company that owned 15% or more of the combined company’s outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203 of the DGCL. As such, Section 203 of the DGCL could prohibit or delay mergers or a change in control and may discourage attempts by other companies to acquire the combined company.

Additionally, certain provisions in our Charter, such as advance notice provisions for matters to be included in the proxy statement for annual meetings, could make it more difficult for a third party to acquire control of us, even if such change in control would be beneficial to our stockholders.

An active, liquid trading market for the combined company’s Common Stock may not be sustained.

The combined company may not be able to maintain an active trading market for its Common Stock on NASDAQ or any other exchange in the future. If an active market for the Common Stock is not maintained after the Merger, or if the combined company fails to satisfy the continued listing standards of NASDAQ for any reason and its securities are delisted, it may be difficult for the combined company’s securityholders to sell their securities without depressing the market price for the securities or at all. An inactive trading market may also impair the combined company’s ability to both raise capital by selling shares of capital stock, attract and motivate employees through equity incentive awards and acquire other companies, products, or technologies by using shares of capital stock as consideration.

There may be future sales of a substantial amount of our Common Stock by our stockholders, and these sales could cause the price of our Common Stock to fall.

As of August 22, 2022, there were approximately 649.8 million shares of Common Stock outstanding, including approximately 267 million shares of Common Stock held by Thomas T. Vo, M.D., our Chairman and Chief Executive Officer. An additional approximately 325 million shares of Common Stock are held by the Legacy Nutex Holders, other than Mr. Vo, all of which are subject to certain lock-up arrangements, which expire, with respect to 1/3 of those shares, on October 1, 2022, with the lockup of an additional 1/3 expiring on April 1, 2023 and the lockup with respect to the remainder of such shares expiring on October 1, 2023.

Except for shares held by our “affiliates,” as defined in Rule 144 under the Securities Act, and shares subject to lock-up arrangements, our issued and outstanding shares of Common Stock are freely transferable. As of August 22, 2022, approximately 50.8% of the outstanding shares of Common Stock were held by our executive officers and directors and their affiliated entities. As of August 22, 2022, approximately 592 million shares were subject to lockup restrictions.

In addition, pursuant to the Registration Rights Agreement and the Lock-Up Agreements that we entered into with the Legacy Nutex Holders, we are obligated to register the resale of shares of Common Stock held by such stockholders. In addition, these stockholders are entitled to demand the registration of such shares of Common Stock subject to certain minimum requirements and also have certain “piggyback” registration rights with respect to registration statements we file.

Upon effectiveness of any registration statement we file for the resale of shares held by such stockholders, and upon the expiration of the lock-up periods applicable to such stockholders, these stockholders may sell large amounts of our Common Stock in the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in the share price of our Common Stock or putting significant downward pressure on the price of our Common Stock.

Sales of substantial amounts of our Common Stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our Common Stock and make it difficult for us to raise funds through securities offerings in the future.

There can be no assurance that will be able to comply with the continued listing standards of Nasdaq.

If Nasdaq delists our Common Stock from trading on its exchange for failure to meet the listing standards, we could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•	a determination that our Common Stock is a “penny stock,” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•	a limited amount of news and analyst coverage; and
•	a decreased ability to issue additional securities or obtain additional financing in the future.

General Risk Factors

Because we have no current plans to pay cash dividends on our Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your Common Stock for a price greater than that which you paid for it.

We may retain future earnings, if any, for future operations, expansion and debt repayment and have no current plans to pay any cash dividends for the foreseeable future. Any decision to declare and pay dividends will be made at the discretion of our board of directors and will depend on, among other things, our results of operations, financial condition, cash requirements, contractual restrictions and other factors that our board of directors may deem relevant. In addition, our ability to declare dividends may be limited by restrictive covenants contained in any existing or future indebtedness. As a result, you may not receive any return on an investment in our Common Stock unless you sell your Common Stock for a price greater than that which you paid for it.

The market price and trading volume of our Common Stock may be volatile and could decline significantly.

Securities markets worldwide experience significant price and volume fluctuations. This market volatility, as well as general economic, market, or political conditions, could reduce the market price of our Common Stock in spite of our operating performance, which may limit or prevent investors from readily selling their Common Stock and may otherwise negatively affect the liquidity of the Common Stock. There can be no assurance that the market price of Common Stock will not fluctuate widely or decline significantly in the future in response to a number of factors, including, among others, the following:

•	actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•	changes in the market’s expectations about our operating results;
•	success of competitors;
•	our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•	changes in financial estimates and recommendations by securities analysts concerning us or the health population management industry in general;
•	operating and stock price performance of other companies that investors deem comparable to us;
•	our ability to market new and enhanced products on a timely basis;
•	changes in laws and regulations affecting our business;
•	our ability to meet compliance requirements;
•	commencement of, or involvement in, litigation involving us;
•	changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•	the volume of shares of our Common Stock available for public sale;
•	any major change in our board of directors or management;
•	sales of substantial amounts of Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•	general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.

The stock market in general, and Nasdaq in particular, have experienced price and volume fluctuations that have often been unrelated or disproportionate to the operating performance of the particular companies affected. The trading prices and valuations of these stocks, and of our securities, may not be predictable. A loss of investor confidence in the market for retail stocks or the stocks of other companies which investors perceive to be similar to us could depress our stock price regardless of our business, prospects, financial condition or results of operations. A decline in the market price of our securities also could adversely affect our ability to issue additional securities and our ability to obtain additional financing in the future.

If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the price and trading volume of our securities could decline.

The trading market for our securities depends in part on the research and reports that securities or industry analysts publish about us or our business. We will not control these analysts, and the analysts who publish information about us may have relatively little experience with us or our industry, which could affect their ability to accurately forecast our results and could make it more likely that we fail to meet their estimates. If few or no securities or industry analysts cover us, the trading price for our securities would be negatively impacted. If one or more of the analysts who covers us downgrades our securities, publishes incorrect or unfavorable research about us, ceases coverage of us, or fails to publish reports on us regularly, demand for and visibility of our securities could decrease, which could cause the price or trading volumes of our securities to decline.

We will continue to incur significantly increased costs and devote substantial management time as a result of operating as a public company.

As a public company, we will continue to incur significant legal, accounting and other expenses. For example, we are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations of the SEC and Nasdaq, including the establishment and maintenance of effective disclosure and financial controls, corporate governance requirements and required filings of annual, quarterly and current reports with respect to our business and results of operations. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations. We expect that continued compliance with these requirements will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. In addition, we expect that our management and other personnel will need to divert attention from operational and other business matters to devote substantial time to these public company requirements. In particular, we expect to incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act, which will increase when we are no longer an emerging growth company. We are in the process of hiring additional legal and accounting personnel and may in future need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function.

We also expect that being a public company will make it more expensive for us to obtain director and officer liability insurance, and we may be required to accept reduced coverage or incur substantially higher costs to obtain coverage. This could also make it more difficult for us to attract and retain qualified people to serve on our board of directors, board committees or as executive officers.

We are obligated to develop and maintain proper and effective internal control over financial reporting in order to comply with Section 404 of the Sarbanes-Oxley Act. We may not complete our analysis of our internal control over financial reporting in a timely manner, or these internal controls may not be determined to be effective, which may adversely affect investor confidence in us and, as a result, adversely affect the value of our Common Stock.

We are required by Section 404 of the Sarbanes-Oxley Act to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting in our annual report. The process of designing and implementing internal control over financial reporting required to comply with this requirement will be time-consuming, costly and complicated. If during the evaluation and testing process we identify one or more other material weaknesses in our internal control over financial reporting or determine that existing material weaknesses have not been remediated, our management will be unable to assert that our internal control over financial reporting is effective. See “—We have identified material weaknesses in our internal control over financial reporting. If our internal control over financial reporting is not effective, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause adverse effects on our business and may cause investors to lose confidence in our reported financial information and may lead to a decline in the price of our Common Stock.” In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.

Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with the our controls or the level at which our controls are documented, designed, operated or reviewed.

We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we are not able to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. As a result, there could be a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs in improving our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities; use of proceeds from registered securities.

Restricted stock. On May 9, 2022, the Company issued an aggregate of 83,547 unregistered and restricted shares of Company common stock, valued at an aggregate of $324,998, to the non-employee members of the board of directors. The restricted shares have a vesting term of one year. The issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Common Stock Issued. During the three months ended June 30, 2022, various holders of convertible notes converted principal balances totaling $4,065,375 into 2,622,819 shares of Company common stock, at an exercise price of $1.55 per share, in accordance with the terms of such convertible notes.

Also, during the second quarter of 2022, we issued 2,147,252 shares of Company common stock as a result of the exercise of warrants in accordance with their terms, receiving total proceeds of $4,119,141, and issued 312,019 shares of Company common stock in exchange for exercised options, receiving total proceeds of $644,974.

Since June 30, 2022 through the date of this report, noteholders converted $1,320,000 principal amount of convertible notes into 851,611 shares of the Company common stock, at an exercise price of $1.55 per share, in accordance with the terms of the convertible notes.

The Company issued the convertible notes and warrants to accredited investors in private placements. All above common stock issuances are unregistered and exempt from the registration requirements of the Securities Act. The issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

Shares issued in the Merger

In connection with the Merger, each unit representing an equity interest in Nutex Health Holdco issued and outstanding immediately prior to the Merger was converted into the right to receive 3.571428575 shares of Company common stock. As a result, former Nutex equityholders received an aggregate of 592,791,712 shares of Company common stock.

Such shares of Company common stock were issued in the Merger pursuant to an exemption from the registration requirements under Section 4(a)(2) of the Securities, and Rule 506 of Regulation D promulgated thereunder. The Company believes the exemption is available based on the representation made by Nutex in the Merger Agreement to the effect that, pursuant to the contribution transaction, each former Nutex equityholder is an accredited investor as defined in Rule 501(a) under the Securities Act and, to the knowledge of Nutex, each of the representations made by the former Nutex equityholders in the applicable contribution agreement that such former Nutex equityholder is an accredited investor is true and correct.

Item 3. Defaults upon Senior Securities.

None

Item 4. Mine Safety Disclosures

Not Applicable

Item 5. Other Information.

None

Item 6.   Exhibits

Exhibit No.	Description
2.1	Agreement and Plan of Merger, dated as of February 25, 2021 by and among the Registrant, AHP, Merger Sub, and the Signing Stockholder
2.2	Agreement and Plan of Merger, dated as of February 25, 2021 by and among the Registrant, AHA, and Merger Sub
2.3	Agreement and Plan of Merger dated as of November 23, 2021 among Clinigence Holdings, Inc., Nutex Acquisition LLC, Nutex Health Holdco LLC, Micro Hospital Holding LLC (solely for the purposes of certain Sections ), Nutex Health LLC (solely for the purposes of certain Sections) and Thomas T. Vo in his capacity as the Nutex Representative
2.4	Agreement and Plan of Merger dated effective as of October 21, 2021, by and between Clinigence Holdings, Inc., Clinigence Procare Health, Inc., Procare Health, Inc. Anh Nguyen and Tram Nguyen
2.5*	Form of Contribution Agreement (Under Construction Hospitals) as of November 23, 2021 by and among Nutex Health Holdco LLC and the owners listed on the signature pages thereto
2.6*	Form of Contribution Agreement (Ramping Hospitals) as of November 23, 2021 by and among Nutex Health Holdco LLC and the owners listed on the signature pages thereto
2.7*	Form of Contribution Agreement (Mature Hospitals) as of November 23, 2021 by and among Nutex Health Holdco LLC and the owners listed on the signature pages thereto
3.1*	Amended and Restated Certificate of Incorporation of Clinigence Holdings, Inc. filed April 1, 2022
3.2	Second Amended and Restated Bylaws
4.1	Note Purchase Agreement dated May 15, 2019.
4.2	Form of Convertible Promissory Note November 18, 2019
4.3	Form of Warrant November 18, 2019
4.4	2019 Omnibus Equity Incentive Plan
4.5	Amended and Restated Nutex Health Inc. 2022 Equity Incentive Plan
4.6*	Description of Common Stock
4.7*	Registration Rights Agreement dated as of September 21, 2021 by and among Clinigence Holdings, Inc. and Apollo Medical Holdings, Inc.
4.8	Registration Rights Agreement dated as of April 1, 2022 by and among Nutex Health Inc. and the stockholders of Nutex Health Holdco LLC set forth on Schedule A thereto
4.9*	Amendment No. 1 dated as of July 1, 2022 to Registration Rights Agreement dated as of April 1, 2022
10.1	Master Services Agreement dated as of February 25, 2021 by and between AHA Management, Inc. and AHPIPA
10.2	Intellectual Property Asset Purchase Agreement, dated as of May 27, 2020 by and among the Registrant, Clinigence Health, AHA, and AHA Analytics
10.3	Intellectual Property License Agreement, dated as of May 27, 2020 by and between Clinigence Health and AHA Analytics
10.4	Managed Services Agreement, dated as of May 27, 2020 by and between Clinigence Health and AHA Analytics
10.5	Securities Purchase Agreement between Clinigence Holdings, Inc. and Apollo Medical Holdings, Inc. dated as of September 21, 2021
10.6	Form of Board of Directors Agreement
10.7	Employment Agreement between Thomas T. Vo and Clinigence Holdings, Inc. (to be renamed Nutex Health Inc.) dated as of April 1, 2022
10.8	Employment Agreement between Warren Hosseinion and Clinigence Health Holdings, Inc. (to be renamed Nutex Health Inc.) dated April 1, 2022
10.9	Employment Agreement, dated as of June 8, 2022, between the Company and Jon Bates.
10.10	Employment and Transition Agreement, dated as of June 8, 2022, between the Company and Michael Bowen
10.11*	Form of Commercial Lease Agreement (Hospital Entities) including Parent Guarantee (Nutex Health Inc.)
10.12*	Form of Construction Loan Agreement (Hospital Entities) including Personal Guarantee (Related Parties)
21.1*	List of Subsidiaries
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)
32.2*	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.)

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 22, 2022.

Nutex Health Inc.

By:	/s/ Thomas Vo
Thomas Vo
Chairman and Chief Executive Officer

By:	/s/ Jon Bates
Jon Bates
Chief Financial Officer
70