Form 10-Q
period 2022-09-30
Nutex Health, Inc.
filed 2022-11-21
CIK 1479681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

or

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

Yes ☐ No ☒

As of November 18, 2022, the registrant had 649,770,069 shares of common stock outstanding.

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

Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. Factors that might cause or contribute to such differences include, but are not limited to, the risk factors discussed under the heading “Risk Factors” in Part I, Item IA thereof. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change, and significant risks and uncertainties that could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements

 ITEM 1. FINANCIAL STATEMENTS

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2022	December 31, 2021
Assets
Current assets:
Cash and cash equivalents	$36,620,799	$36,118,284
Accounts receivable	61,478,424	112,766,317
Accounts receivable - related parties	1,847,016	1,993,117
Inventories	3,213,376	2,814,178
Prepaid expenses and other current assets	4,378,923	323,283
Total current assets	107,538,538	154,015,179
Property and equipment, net	72,282,118	151,912,500
Operating right-of-use assets	20,904,971	21,829,552
Financing right-of-use assets	194,757,864	64,614,781
Intangible assets, net	21,577,810	682,649
Goodwill, net	17,010,637	1,139,297
Other assets	445,789	456,085

Total assets	$434,517,727	$394,650,043

Liabilities and Equity
Current liabilities:
Accounts payable	$17,743,457	$13,582,664
Accounts payable - related parties	3,614,326	4,070,438
Lines of credit	2,592,714	72,055
Current portion of long-term debt	4,026,942	10,158,932
Operating lease liabilities, current portion	1,485,360	1,489,997
Financing lease liabilities, current portion	4,107,853	1,452,447
Accrued expenses and other current liabilities	10,257,349	6,864,426
Total current liabilities	43,828,001	37,690,959
Long-term debt, net	24,690,473	78,821,985
Operating lease liabilities, net	20,049,121	20,820,588
Financing lease liabilities, net	204,591,022	65,735,501
Deferred tax liabilities	8,831,108	—
Total liabilities	301,989,725	203,069,033

Commitments and contingencies

Equity:
Common stock, $0.001 par value; 900,000,000 shares authorized; 649,770,069 and 592,791,712 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	649,770	592,792
Additional paid-in capital	468,802,618	11,742,891
Retained earnings (accumulated deficit)	(358,967,267)	102,315,623
Nutex Health Inc. equity	110,485,121	114,651,306
Noncontrolling interests	22,042,881	76,929,704
Total equity	132,528,002	191,581,010
Total liabilities and equity	$434,517,727	$394,650,043

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Revenue:
Hospital division	$21,244,305	$117,971,732	$151,976,226	$268,129,646
Population health management division	7,150,753	—	13,594,007	—
Total revenue	28,395,058	117,971,732	165,570,233	268,129,646

Operating costs and expenses:
Payroll	27,923,404	23,118,034	76,426,084	59,144,729
Contract services	8,873,901	2,460,082	27,757,845	11,496,358
Medical supplies	2,486,083	4,942,959	9,327,114	9,915,621
Insurance expense	3,506,667	3,053,678	7,434,346	6,672,983
Depreciation and amortization	4,330,167	1,871,799	9,859,513	5,873,439
Other	7,743,282	6,516,712	21,843,273	15,230,873
Total operating costs and expenses	54,863,504	41,963,264	152,648,175	108,334,003

Gross profit (loss)	(26,468,446)	76,008,468	12,922,058	159,795,643

Corporate and other costs:
Acquisition costs	—	—	3,885,666	—
Impairment of goodwill	408,466,575	—	408,466,575	—
General and administrative expenses	4,077,255	1,545,685	11,721,597	5,067,725
Total corporate and other costs	412,543,830	1,545,685	424,073,838	5,067,725

Operating income (loss)	(439,012,276)	74,462,783	(411,151,780)	154,727,918

Interest expense, net	3,402,606	1,260,187	9,628,189	4,251,277
Other expense (income)	(630,450)	(1,745,277)	346,873	(5,666,633)
Income (loss) before taxes	(441,784,432)	74,947,873	(421,126,842)	156,143,274
Income tax expense (benefit)	(8,543,880)	453,621	11,285,729	1,091,975
Net income (loss)	(433,240,552)	74,494,252	(432,412,571)	155,051,299
Less: net income (loss) attributable to noncontrolling interests	(10,722,749)	20,700,975	(12,052,765)	36,436,485
Net income (loss) attributable to Nutex Health Inc.	$(422,517,803)	$53,793,277	$(420,359,806)	$118,614,814

Earnings (loss) per common share
Basic	$(0.65)	$0.09	$(0.67)	$0.20
Diluted	$(0.65)	$0.09	$(0.67)	$0.20

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity
Balance at January 1, 2021	592,791,712	$592,792	$9,724,052	$81,413,212	$55,638,769	$147,368,825
Contributions	—	—	791,610	—	4,176,800	4,968,410
Distributions	—	—	—	(30,054,155)	(8,831,693)	(38,885,848)
Net income	—	—	—	37,762,136	13,116,866	50,879,002
Balance at March 31, 2021	592,791,712	592,792	10,515,662	89,121,193	64,100,742	164,330,389
Contributions	—	—	1,243,686	—	4,821,304	6,064,990
Distributions	—	—	—	(30,785,270)	(8,775,526)	(39,560,796)
Net income	—	—	—	27,059,401	2,618,644	29,678,045
Balance at June 30, 2021	592,791,712	592,792	11,759,348	85,395,324	62,765,164	160,512,628
Contributions	—	—	—	—	1,488,478	1,488,478
Distributions	—	—	—	(21,694,166)	(1,542,930)	(23,237,096)
Net income	—	—	—	53,793,277	20,700,975	74,494,252
Balance at September 30, 2021	592,791,712	$592,792	$11,759,348	$117,494,435	$83,411,687	$213,258,262

(Continued)

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Common Stock
	Shares	Amount	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity
Balance at January 1, 2022	592,791,712	$592,792	$11,742,891	$102,315,623	$76,929,704	$191,581,010
Contributions	—	—	—	—	3,869,201	3,869,201
Distributions	—	—	—	(27,114,936)	(5,738,045)	(32,852,981)
Net income	—	—	—	21,442,843	3,383,288	24,826,131
Balance at March 31, 2022	592,791,712	592,792	11,742,891	96,643,530	78,444,148	187,423,361
Reverse acquisition with Clinigence	50,961,109	50,961	446,780,842	—	194,747	447,026,550
Notes payable converted to common stock	2,622,819	2,623	4,062,749	—	—	4,065,372
Common stock issued for exercise of warrants	2,147,252	2,147	4,116,994	—	—	4,119,141
Common stock issued for exercise of options	312,019	312	644,662	—	—	644,974
Stock-based compensation	83,547	83	54,083	—	—	54,166
Deconsolidation of Real Estate Entities	—	—	—	(6,466,946)	(32,336,946)	(38,803,892)
Contributions	—	—	—	—	861,916	861,916
Distributions	—	—	—	(7,341,202)	(7,637,993)	(14,979,195)
Net loss	—	—	—	(19,284,846)	(4,713,304)	(23,998,150)
Balance at June 30, 2022	648,918,458	648,918	467,402,221	63,550,536	34,812,568	566,414,243
Notes payable converted to common stock	851,611	852	1,319,148	—	—	1,320,000
Stock-based compensation	—	—	81,249	—	—	81,249
Contributions	—	—	—	—	94,260	94,260
Distributions	—	—	—	—	(2,141,198)	(2,141,198)
Net loss	—	—	—	(422,517,803)	(10,722,749)	(433,240,552)
Balance at September 30, 2022	649,770,069	$649,770	$468,802,618	$(358,967,267)	$22,042,881	$132,528,002

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine months ended September 30
	2022	2021
Cash flows from operating activities:
Net income (loss)	$(432,412,571)	$155,051,299
Adjustment to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	9,859,513	5,873,439
Impairment of goodwill	408,466,575	—
Stock-based compensation expense	135,415	—
Other income - gain on PPP loan forgiveness	—	(5,200,835)
Deferred tax expense	3,375,106	—
Debt accretion expense	1,719,572	—
Non-cash lease expense	18,775	(72,193)
Changes in operating assets and liabilities:
Accounts receivable	52,921,095	(35,601,637)
Accounts receivable - related party	1,846,887	(150)
Inventories	(399,198)	(4,880)
Prepaid expenses and other current assets	(5,629,042)	(415,003)
Accounts payable	4,147,170	6,040,929
Accounts payable - related party	(630,490)	(299,489)
Accrued expenses and other current liabilities	2,712,011	1,673,501
Other current assets	(29,704)	(36,643)
Net cash from operating activities	46,101,114	127,008,338

Cash flows from investing activities:
Acquisitions of property and equipment	(22,512,464)	(25,206,117)
Acquired cash in reverse acquisition with Clinigence	12,716,228	—
Cash related to deconsolidation of Real Estates Entities	(2,421,212)	—
Net cash from investing activities	(12,217,448)	(25,206,117)

Cash flows from financing activities:
Proceeds from lines of credit	2,592,714	320,430
Proceeds from notes payable	10,126,130	14,970,896
Repayments of lines of credit	(72,055)	(863,196)
Repayments of notes payable	(4,720,737)	(17,488,009)
Repayments of finance leases	(923,321)	(856,422)
Common stock issued for exercise of warrants	4,119,141	—
Common stock issued for exercise of options	644,974	—
Members' contributions	4,825,377	12,521,879
Members' distributions	(49,973,374)	(101,683,740)
Net cash from financing activities	(33,381,151)	(93,078,162)

Net change in cash and cash equivalents	502,515	8,724,059
Cash and cash equivalents - beginning of the period	36,118,284	25,514,275
Cash and cash equivalents - end of the period	$36,620,799	$34,238,334

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Organization and Operations

Nutex Health Inc. (“Nutex Health” or the “Company”), is a physician-led, healthcare services and operations company with 21 hospital facilities in eight states (hospital division), and a primary care-centric, risk-bearing population health management division. Our hospital division implements and operates different innovative health care models, including micro-hospitals, specialty hospitals and hospital outpatient departments (“HOPDs”). The population health management division owns and operates provider networks such as independent physician associations (“IPAs”) and offers a cloud-based proprietary technology platform to IPAs which aggregates clinical and claims data across multiple settings, information systems and sources to create a holistic view of patients and providers.

We employ approximately 942 full time employees and partner with over 800 physicians. Our corporate headquarters is based in Houston, Texas. We were incorporated on April 13, 2000 in the state of Delaware.

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

The lock-up restrictions terminate with respect to one-third of the shares of Company Common Stock on October 1, 2021. The lock-up restrictions terminate for the remaining shares on April 1, 2023 (one-third) and October 1, 2023 (final one-third).

Registration rights agreement. In September 2022, we filed a registration statement pursuant to a registration rights agreement dated as of April 1, 2022 and amended effective as of July 1, 2022, to register for resale one-third of the shares of Company common stock issued in the merger that were released from lockup restrictions on October 1, 2022. The registration rights agreement terminates on the earlier of (i) when the shares may be sold under Rule 144 without any restrictions or (ii) the dissolution or liquidation of the Company.

Note 2 – Summary of Significant Accounting Policies

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

The hospital division includes our healthcare billing and collections organization and hospital entities. In addition, we have financial and operating relationships with multiple professional entities (the “Physician LLCs”) and real estate entities (the “Real Estate Entities”). The Physician LLCs employ the doctors who work in our hospitals. These entities are consolidated by the Company as VIEs because they do not have significant equity at risk, and we have historically provided support to the Physician LLCs in the event of cash shortages and received the benefit of their cash surpluses.

The Real Estate Entities own the land and hospital buildings which are leased to our hospital entities. The Real Estate Entities have mortgage loans payable to third parties which are collateralized by the land and buildings. We consolidate the Real Estate Entities as VIEs in instances where our hospital entities are guarantors or co-borrowers under their outstanding mortgage loans. During the second quarter of 2022, we deconsolidated 17 Real Estate Entities after the third-party lenders released our guarantees of associated mortgage loans.

The Company has no direct or indirect ownership interest in the consolidated Physician LLCs or Real Estate Entities, so 100% of the equity for these entities is shown as noncontrolling interests in the consolidated balance sheets and statements of operations. Many of the Physician LLCs and Real Estate Entities are owned in part and in some cases controlled by related parties including members of our executive management team.

The population health management division includes our management services organizations and a healthcare information technology company providing a cloud-based platform for healthcare organizations. In addition, Associated Hispanic Physicians of So. California (“AHISP”), an IPA entity that is not owned by us, but is consolidated as a VIE of our wholly-owned subsidiary AHP Health Management Services Inc. (“AHP”) since AHP is the primary beneficiary of its operations and has 100% control of AHISP’s operations through its management services agreement with AHISP.

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

Use of estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include (i) estimates of net revenue and accounts receivable, (ii) fair value of acquired assets and liabilities in business combinations and (iii) impairment of long-lived assets and goodwill. Actual results could differ from those estimates.

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

Intangible assets. Intangible assets include hospital operating licenses having indefinite lives; and acquired technology, relationships, contracts and trademark intangibles each having definite lives. Indefinite lived intangible assets are not amortized but instead are assessed for impairment at least annually, or when certain indicators of impairment exist on an interim basis. Definite lived intangible assets are amortized using the straight-line method over the estimated lives of the respective assets.

Goodwill. Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill is not amortized but instead is evaluated for impairment at the same time every year and when an event occurs or circumstances change such that it is more likely than not that impairment may exist.

Goodwill is tested for impairment at least annually by comparing the estimated fair values of our reporting units to their respective carrying values. We use an income method to estimate the fair value of these assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants, and include the amount and timing of future cash flows (including expected growth rates and profitability). Estimates utilized in the projected cash flows include consideration of macroeconomic conditions, overall category growth rates, competitive activities, Company business plans and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

During the three months ended September 30, 2022, we determined that the estimated fair value of our population health management division reporting unit (representing the assets of Clinigence Holdings Inc. acquired in the reverse business combination) was less than its carrying value. Therefore, we conducted a second step of the goodwill impairment test to determine the implied fair value of the reporting unit's goodwill. In this analysis, we allocated the fair value of the reporting unit to identifiable assets and liabilities of the reporting unit. The residual fair value after this allocation was compared to the goodwill balance with the excess goodwill charged to expense. Based on this analysis, we recognized a non-cash impairment charge of $408.5 million in the three months ended September 30, 2022 to reduce the carrying amount of goodwill for the population health management division reporting unit.

We believe the estimates and assumptions utilized in our impairment testing are reasonable and are comparable to those that would be used by other marketplace participants. However, actual events and results could differ substantially from those used in our valuations. To the extent such factors result in a failure to achieve the level of projected cash flows used to estimate fair value for purposes of establishing or subsequently impairing the carrying amount of goodwill and intangible assets, we may need to record additional noncash impairment charges in the future.

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

Noncontrolling interests. Noncontrolling interests (“NCI”) represent the portion of net assets in consolidated entities that are not owned by the Company. NCI is presented as a component of total equity in the consolidated balance sheets and the share of net income or loss attributable to noncontrolling interests is shown as a component of net income in the consolidated statements of operations.

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

Except for the initial valuation of intangible assets in connection with the reverse business combination with Clinigence discussed in Note 3 and the impairment of goodwill discussed above, there were no assets or liabilities that were re-measured at fair value on a non-recurring basis during the periods presented.

Advertising and marketing expense. The Company advertising and marketing expense consists of expense associated with marketing its brand and services via media outlets such as social media, billboards and publications. These costs are expensed as incurred.

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

Refer to Note 19 – “Variable Interest Entities” to the consolidated financial statements for information on the Company’s consolidated VIEs. If there are variable interests in a VIE but the Company is not the primary beneficiary, the Company may account for the investment using the equity method of accounting.

Revision of Prior Period Financial Statements. We made certain immaterial revisions to previously reported amounts in our combined and consolidated financial statements as of and for the nine months ended September 30, 2021, and as of and for the six months ended June 30, 2022. These revisions corrected the classification of net income and equity attributable to noncontrolling interests, corrected the omission of certain lease assets and obligations and corrected the presentation of items within the statement of cash flows. We evaluated these matters in accordance with SAB No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and determined that their related impact was not material to our financial statements for any prior annual or interim period. We will correct previously reported financial information for these immaterial matters in our future filings, as applicable. A summary of the revisions to our prior period financial statements is presented below:

	September 30, 2021
	As		As
	Reported	Revisions	Revised
Revised balance sheets
Total current assets	$180,253,143	$—	$180,253,143

Right-of-use assets	45,392,663	11,486,769	56,879,432
Other long-term assets	146,485,099	—	146,485,099
Total assets	372,130,905	11,486,769	383,617,674

Lease liabilities, current portion	$1,795,528	$918,254	$2,713,782
Other current liabilities	38,886,306	—	38,886,306
Total current liabilities	40,681,834	918,254	41,600,088

Long-term debt, net	71,882,615	—	71,882,615
Lease liabilities	46,484,006	10,392,703	56,876,709
Total liabilities	159,048,455	11,310,957	170,359,412

Equity:
Members' equity	121,400,880	8,445,695	129,846,575
Noncontrolling interest	91,681,570	(8,269,883)	83,411,687
Total equity	213,082,450	175,812	213,258,262
Total liabilities and equity	$372,130,905	$11,486,769	$383,617,674

	Nine Months Ended September 30, 2021
	As		As
	Reported	Revisions	Revised
Revised statements of operations
Net income (loss)	$154,875,487	$175,812	$155,051,299
Less: net income (loss) attributable to noncontrolling interests	37,337,868	(901,383)	36,436,485
Net income (loss) attributable to Nutex Health Inc.	$117,537,619	$1,077,195	$118,614,814

Revised statements of cash flows
Cash flow from operating activities	$126,697,442	$310,896	$127,008,338
Cash flow from investing activities	(25,088,953)	(117,164)	(25,206,117)
Cash flow from financing activities	(92,884,430)	(193,732)	(93,078,162)
Net change in cash	$8,724,059	$—	$8,724,059

	June 30, 2022
	As		As
	Reported	Revisions	Revised
Revised balance sheets
Equity:
Members' equity	$525,689,827	$5,911,300	$531,601,127
Noncontrolling interest	40,724,416	(5,911,300)	34,813,116
Total equity	$566,414,243	$—	$566,414,243

	Six Months Ended June 30, 2022
	As		As
	Reported	Revisions	Revised
Revised statements of operations
Net income (loss)	$1,347,961	$(519,980)	827,981
Less: net income (loss) attributable to noncontrolling interests	(786,589)	(630,886)	(1,417,475)
Net income (loss) attributable to Nutex Health Inc.	$2,134,550	$110,906	2,245,456

	Three months ended June 30, 2022
	As		As
	Reported	Revisions	Revised
Revised statements of changes in equity
Deconsolidation of Real Estate Entities
Retained earnings	$(12,267,888)	$5,800,942	$(6,466,946)
Noncontrolling interest	(27,055,984)	(5,280,962)	(32,336,946)
Total deconsolidation of real estate entities	$(39,323,872)	$519,980	$(38,803,892)

Net income (loss)
Retained earnings	$(19,395,752)	$110,906	(19,284,846)
Noncontrolling interest	(4,082,418)	(630,886)	(4,713,304)
Total net income (loss)	$(23,478,170)	$(519,980)	(23,998,150)

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

The following is a preliminary estimate of the allocation of the total purchase consideration to acquired assets and assumed liabilities including the fair value of identified intangible assets as determined by independent valuation (a level 3 measurement):

Cash and cash equivalents	$12,716,228
Accounts receivable, net	2,127,076
Prepaid expenses and other current assets	127,384
Property and equipment, net	14,793
Right of use asset, net	86,989
Intangible assets, net	21,668,000
Goodwill	424,337,915
Accounts payable and accrued expenses	(3,966,100)
Deferred revenue	(92,111)
Convertible notes payable, net	(3,771,858)
Term note payable	(674,526)
Lease liability	(91,238)
Deferred tax liability	(5,456,002)
Assets acquired	$447,026,550

The intangible assets denoted above each have definite lives. These intangible assets are being amortized over their estimated useful lives of 5 to 16 years. Goodwill arising from the reverse business combination is not tax-deductible. As discussed above, we recognized a non-cash impairment charge of $408.5 million in the three months ended September 30, 2022 to reduce the carrying amount of goodwill arising in the reverse business combination.

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

The supplemental pro forma financial information for the periods presented is as follows:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021

Revenue	$28,395,058	$5,568,757	$171,779,408	$163,031,521
Net income (loss) attributable to Nutex Health Inc.	(422,517,803)	(2,290,240)	(434,709,956)	54,339,002

The pro forma adjustment included in the pro forma loss above for the nine months ended September 30, 2022 included $14.2 million of one-time stock-based compensation expense related to the merger transaction. Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented and is not intended to be a projection of future results.

Note 4 – Revenue

We disaggregate revenue from contracts with customers into types of services or products, consistent with our reportable segments, as follows:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Hospital Division:
Net patient service revenue	$20,821,725	$117,416,373	$150,866,044	$266,677,307
Management fees	422,580	555,359	1,110,182	1,452,339
Total Hospital Division revenue	21,244,305	117,971,732	151,976,226	268,129,646

Population Health Management Division:
Capitation revenue, net	4,888,094	-	10,038,436	-
Management fees	1,701,719	-	2,704,519	-
SaaS revenue	560,940	-	851,052	-
Total Population Health Management Division revenue	7,150,753	-	13,594,007	-
Total revenue	$28,395,058	$117,971,732	$165,570,233	$268,129,646

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

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Insurance	91%	95%	94%	96%
Self pay	7%	4%	5%	3%
Workers compensation	1%	1%	1%	1%
Medicare/Medicaid	1%	0%	0%	0%
Total	100%	100%	100%	100%

Contract balances. Cash payments for SaaS-based subscriptions received in advance of the satisfaction of our performance obligations are reported as deferred revenue and subsequently recognized as revenue over the period in which the performance obligations are satisfied. The Company completes its contractual performance obligations through providing its customers access to specified data through subscriptions for a service period, and training on consulting associated with the subscriptions. We primarily invoice our customers on a monthly basis and do not provide any refunds, rights of return, or warranties. Deferred revenue is presented as current liabilities and totaled $49,349 as of September 30, 2022 and $0 as of December 31, 2021. We expect to recognize revenue for these amounts within the next twelve months.

Changes in estimate. The No Surprises Act (“NSA”) is a federal law that took effect January 1, 2022, to protect consumers from most instances of “surprise” balance billing. The legislation was included in the Consolidated Appropriations Act, 2021, which was passed by Congress and signed into law by President Trump on December 27, 2020. With respect to the Company, the NSA limits the amount an insured patient will pay for emergency services furnished by an out-of-network provider. The NSA addresses the payment of these out-of-network providers by group health plans or health insurance issuers (collectively, “insurers”). In particular, the NSA requires insurers to reimburse out-of-network providers at a statutorily calculated “out-of-network rate.” In states without an all-payor model agreement or specified state law, the out-of-network rate is either the amount agreed to by the insurer and the out-of-network provider or an amount determined through an independent dispute resolution (“IDR”) process.

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

Since the NSA became effective January 1, 2022, our average payment by insurers of patient claims for emergency services has declined by approximately 30%. In our experience, insurers often initially pay amounts lower than the QPA without regard for other information relevant to the claim. This requires us to make more appeals using the IDR process. While we are working within the established processes for IDR, we have had varying successes at achieving collections higher than the established QPA.

The average payment by insurers for patient claims for emergency services has declined by approximately 30% in 2022 because of the NSA compared to prior periods. We have also experienced a decrease in collection for the remaining amounts of account receivable for periods before 2022. We believe this decline is caused, in part, by insurers underpaying these claims in the same way we are experiencing claim payments since the NSA became effective.

For these reasons, we reduced our estimate of the ultimate amounts of accounts receivable we will collect for prior periods. This change in estimate reduced revenue for the three and nine months ended September 30, 2022 by approximately $29.0 million and $38.6 million, respectively.

Note 5 - Property and Equipment

The principal categories of property and equipment are summarized as follows:

	Useful lives (yrs)	September 30, 2022	December 31, 2021
Buildings and improvements	39	$8,136,998	$82,794,329
Land	—	1,972,509	18,201,804
Leasehold improvements	10-39	28,838,691	27,038,503
Construction in progress	—	11,994,089	4,299,614
Medical equipment	10	27,080,061	25,686,562
Office furniture and equipment	7	2,864,410	2,870,270
Computer hardware and software	5	2,280,296	1,288,224
Vehicles	5	135,590	161,590
Signage	10	1,163,722	1,160,195
Total cost		84,466,366	163,501,091
Less: accumulated depreciation		(12,184,248)	(11,588,591)
Total property and equipment, net		$72,282,118	$151,912,500

In the second quarter of 2022, we deconsolidated 17 Real Estate Entities. Refer to Note 19.

Depreciation and amortization of property and equipment for the three months ended September 30, 2022 and 2021 totaled $1,431,303 and $1,329,911 respectively, and for the nine months ended September 30, 2022 and 2021 totaled $2,106,596 and $4,202,528 respectively

Note 6 – Intangible Assets

The following tables provide detail of the Company’s intangible assets:

	As of September 30, 2022
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Weighted Average Useful Life (in years)
Member relationships	$16,899,000	$563,300	$16,335,700	15
Management contracts	2,021,000	63,156	1,957,844	16
Customer contracts	914,000	30,467	883,533	15
Trademarks	1,425,000	75,016	1,349,984	7-12
PHP technology	409,000	40,900	368,100	5
Indefinite life intangible - license	682,649	—	682,649	—
Total	$22,350,649	$772,839	$21,577,810

	As of December 31, 2021
Indefinite life intangible - license	$682,649	$—	$682,649	—

Amortization of intangible assets for the three months ended September 30, 2022 and 2021 totaled $386,419 and $0, respectively, and for the nine months ended September 30, 2022 and 2021 totaled $772,839 and $0, respectively.

Note 7 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30, 2022	December 31, 2021
Accrued wages and benefits	$7,018,889	$3,088,264
Accrued other	3,238,460	3,776,162
Total accrued expenses and other current liabilities	$10,257,349	$6,864,426

Note 8 – Debt

The Company’s outstanding debt is shown in the following table:

	Maturity dates	Interest rates	September 30, 2022	December 31, 2021
Term loans secured by all assets	04/2023 - 11/2030	3.25 - 6.00%	$11,450,980	$15,613,564
Term loans secured by property and equipment	01/2024 - 10/2029	4.19 - 6.90%	7,047,694	11,190,093
Line of credit secured by all assets	10/2022 - 01/2023	4.50 - 6.50%	2,592,714	72,055
Term loans of consolidated Real Estate Entities	08/2023 - 03/2037	3.59 - 4.80%	10,330,561	62,478,951
Total			31,421,949	89,354,663
Less: unamortized debt issuance costs			111,820	301,691
Less: short-term lines of credit			2,592,714	72,055
Less: current portion of long-term debt			4,026,942	10,158,932
Total long-term debt			$24,690,473	$78,821,985

Term loans and lines of credit. We have entered into private debt arrangements with banking institutions for the purchase of equipment and to provide working capital and liquidity through cash and lines of credit. Unless otherwise delineated above, these debt arrangements are obligations of Nutex and/or its wholly-owned subsidiaries. Consolidated Real Estate Entities have entered into private debt arrangements with banking institutions for purposes of purchasing land, constructing new emergency room facilities and building out leasehold improvements which are leased to our hospital entities. Nutex is a guarantor or, in limited cases, a co-borrower on the debt arrangements of the Real Estate Entities for the periods shown. During the second quarter of 2022, we deconsolidated 17 Real Estate Entities after the third-party lenders released our guarantees of associated mortgage loans.

Certain outstanding debt arrangements require minimum debt service coverage ratios and other financial covenants. At September 30, 2022, we were not in compliance with the debt service coverage ratio for one revolving line of credit with an outstanding balance of $1.0 million. This balance has been included in current liabilities. At September 30, 2022, we had remaining availability of $1.658 million under outstanding lines of credit.

Convertible notes payable. We assumed $5,415,375 principal amount of convertible notes payable of Clinigence outstanding at the merger date. The convertible notes payable were fully converted into 3,474,430 shares of common stock at a conversion price of $1.55 per share before their maturity on July 31, 2022. Debt discount totaling $1,719,572 was accreted over four months to the maturity date of the convertible notes payable.

Note 9 – Leases

We have entered into hospital property, office and equipment rental agreements with various lessors including related parties. The discount rates used in determining the present value of lease payment at commencement was 5% and 15%, respectively, for building and equipment leases. The following tables disclose information about our leases of property and equipment:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Operating lease cost	$661,115	$4,610	$2,216,426	$1,018,071
Finance lease cost:
Amortization of right-of-use assets	2,512,445	541,888	6,980,078	1,670,911
Interest on lease liabilities	2,694,576	476,844	7,445,253	1,479,240
Total finance lease cost	$5,207,021	$1,018,732	$14,425,331	$3,150,151

	Operating leases		Finance leases
Minimum lease payments for the next five years:	Third-parties	Related parties	Third-parties	Related parties
2022	$658,068	$81,113	$627,033	$3,430,409
2023	2,337,232	332,561	2,450,062	12,124,541
2024	2,371,153	342,538	2,129,408	12,324,511
2025	2,422,485	352,814	1,905,419	12,529,177
2026	2,334,239	363,399	1,949,506	12,738,656
2027	2,326,357	374,301	1,994,625	12,954,643
Thereafter	10,014,219	3,507,670	33,997,249	248,601,810
Total minimum lease payments	22,463,753	5,354,396	45,053,302	314,703,747
Less interest	(4,739,575)	(1,544,093)	(17,322,517)	(133,735,657)
Total lease liabilities	$17,724,178	$3,810,303	$27,730,785	$180,968,090

Note 10 – Commitments and Contingencies

Litigation. The Company, its consolidated subsidiaries or VIEs may be named in various claims and legal actions in the normal course of business. Based upon counsel and management’s opinion, the outcome of such matters is not expected to have a material adverse effect on the consolidated financial statements.

Note 11 – Employee Benefit Plans

The Company’s employees are eligible to participate in the 401(k) Savings Plan. There are no restrictions in eligibility to contribute to the 401(k) Savings Plan. Salary deferrals are allowed in amounts up to 100% of an eligible employee’s salary, not to exceed the maximum allowed by law. Texarkana Emergency Center & Hospital, LLC (“Texarkana”) is the only entity which may contribute a discretionary match up to 5% of its employees’ salaries. For the three and nine months ended September 30, 2022 and 2021, Texarkana did not make significant discretionary contributions to the employee plan.

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

Restricted stock. On May 9, 2022, the Company issued 83,547 restricted common stock awards, valued at $325,000 to the board of directors to vest 1/12th per month over a 12 month period.  We recognized stock-based compensation expense of $81,249 and $135,415 during the three and nine months ended September 30, 2022 for these awards. Remaining compensation expense of $189,585 will be recognized over the awards’ remining seven month vesting term.

Options. In 2022, the Company adopted the Amended and Restated Nutex Health Inc. 2022 Equity Incentive Plan (the "2022 Plan"). The maximum aggregate number of shares that may be issued under the 2022 Plan is 5,000,000 shares, subject to increases on January 1st of each calendar year through January 1, 2027 of up to 5% annually at the discretion of the compensation committee of our Board of Directors. A total of 1,292,453 shares were available for issuance under the 2022 Plan at September 30, 2022. Awards granted under the 2022 Plan have a ten-year term and may be incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units or performance shares. The awards are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a four-year period.

Clinigence had 6,500,010 options for the purchase of our common stock outstanding as of the merger date, all of which were fully vested and exercisable. The following table summarizes stock-based awards activity:

	Options Outstanding	Weighted Average	Weighted Average Remaining Contractual Life (Years)
Options outstanding at April 1, 2022 merger date	6,500,010	$2.30	6.62
Options exercised	(312,019)	2.08
Options outstanding at September 30, 2022	6,187,991	$2.31	5.74

Options outstanding as of September 30, 2022 consisted of:

Expiration Date	Number Outstanding	Number Exercisable	Exercise Price
March 15, 2025	157,196	157,196	$2.00
January 27, 2027	180,000	180,000	1.50
May 11, 2027	350,000	350,000	1.50
June 6, 2027	3,600	3,600	0.07
August 16, 2027	25,000	25,000	2.51
September 7, 2027	2,975,000	2,975,000	2.75
September 27, 2027	410,000	410,000	2.75
December 17, 2027	157,000	157,000	3.50
January 28, 2028	180,000	180,000	1.61
January 27, 2030	296,865	296,865	1.50
February 28, 2030	95,794	95,794	1.25
June 30, 2030	117,056	117,056	1.45
August 5, 2029	40,480	40,480	5.56
January 28, 2031	1,000,000	1,000,000	1.61
February 25, 2031	200,000	200,000	2.00
Total	6,187,991	6,187,991

Warrants. Clinigence had 12,401,240 common stock warrants outstanding as of the merger date. Warrant activity follows:

	Warrants Outstanding	Weighted Average Exercise Price	Average Remaining Contractual Life (Years)
Warrants outstanding at April 1, 2022 merger date	12,401,240	$2.04	4.65
Warrants exercised	(2,187,225)	2.27
Warrants outstanding at September 30, 2022	10,214,015	$1.97	4.13

Warrants outstanding as of September 30, 2022 consisted of:

Date	Number Outstanding	Number Exercisable	Exercise Price
February 5, 2023	1,500	1,500	$25.00
April 27, 2023	1,500	1,500	25.00
December 31, 2024	554,873	554,873	6.67
October 31, 2025	763,701	763,701	1.25
February 26, 2026	288,236	288,236	4.00
July 31, 2026	2,532,900	2,532,900	1.55
February 1, 2027	1,456,452	1,456,452	1.55
May 30, 2027	4,614,853	4,614,853	1.75
Total	10,214,015	10,214,015

Note 13 – Equity

Common Stock Issued. During the second quarter of 2022, we issued 2,622,819 common shares for the conversion of outstanding convertible notes payable.

In the second quarter of 2022, we issued 2,147,252 common shares for the exercise of warrants for total proceeds of $4,119,141 and issued 312,019 common shares for the exercise of options for total proceeds of $644,974.

In the third quarter of 2022, we issued 851,611 common shares for the conversion of the remaining convertible notes payable.

All issuances referenced above were unregistered and were exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(a)(2).

Note 14 – Income Taxes

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items is recognized in the period these occur.

The Company’s income tax expense for the periods presented and reconciliation of this amount to amounts calculated based on statutory tax rates follows:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Income taxes computed at the federal statutory rate	$(92,774,731)	$15,739,053	$(88,436,637)	$32,790,088
Effect of:
State taxes, net of federal benefits	(18,026,930)	453,621	(17,351,655)	1,091,975
Income of flow-through entities	(462,232)	(15,739,053)	(5,298,253)	(32,790,088)
Change in tax status of Nutex Health Holdco LLC	—		20,775,898
Reversal of acquired Clinigence valuation allowance	—		(2,393,178)
Non-deductible goodwill impairment expense	107,353,953		107,353,953
Other, net	(4,633,940)		(3,364,399)
Total income tax expense (benefit)	$(8,543,880)	$453,621	$11,285,729	$1,091,975

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

Each of the discrete items above, as well as the non-deductible goodwill impairment expense recognized in the three months ended September 30, 2022, are one-time, non-cash items.

Note 15 – Earnings per Share

The following is the computation of earnings (loss) per basic and diluted share:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Amounts attributable to Nutex Health Inc.:
Numerator-
Net income (loss) attributable to common stockholders	$(422,517,803)	$53,793,277	$(420,359,806)	$118,614,814

Denominator:
Weighted average shares used to compute basic EPS	649,577,082	592,791,712	629,787,661	592,791,712
Dilutive effect of convertible note	—	—	—	—
Dilutive effect of common stock options	1,211,474	—	3,594,006	—
Dilutive effect of common stock warrants	3,988,330	—	4,553,437	—
Weighted average shares used to compute diluted EPS	654,776,886	592,791,712	637,935,104	592,791,712

Earnings (loss) per share:
Basic	$(0.65)	$0.09	$(0.67)	$0.20
Diluted	$(0.65)	$0.09	$(0.67)	$0.20

The computation of diluted earnings per common share excludes the assumed conversion of outstanding convertible notes and exercise of common stock options and warrants in periods when we report a loss. The dilutive effect of the assumed exercise of outstanding options and warrants was calculated using the treasury stock method.

Note 16 - Supplemental Cash Flows Information

	Nine months ended September 30
	2022	2021
Cash paid for interest	$3,402,606	$9,628,189
Cash paid for income taxes	$7,595,105	$336,697
Non-cash investing and financing activities:
Acquisition of financing leases	$23,603,817	$14,445,400

Note 17 – Segment Information

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

Reportable segment information, including intercompany transactions, is presented below:

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Revenue from external customers:
Hospital division	$21,244,305	$117,971,732	$151,976,226	$268,129,646
Population health management division	7,150,753	—	13,594,007	—
Total revenue	$28,395,058	$117,971,732	$165,570,233	$268,129,646
Segment operating income (loss):
Hospital division	$(26,498,148)	$76,008,468	$13,149,358	$159,795,643
Population health management division	29,702	—	(227,300)	—
Total segment operating income (loss)	$(26,468,446)	$76,008,468	$12,922,058	$159,795,643

Capital expenditures:
Hospital division	$—	$2,031,769	$3,730,053	$8,265,586
Real estate division	5,890,738	1,459,593	18,782,411	16,940,531
Total capital expenditures	$5,890,738	$3,491,362	$22,512,464	$25,206,117
Revenue from inter-segment activities:
Real estate division	—	583,280	11,989,212	10,471,333
Depreciation and amortization:
Hospital division	$3,748,431	$652,261	$8,844,757	$3,807,644
Population health management division	431,986	—	819,970	—
Real estate division	149,750	1,219,538	194,786	2,065,795
Total depreciation and amortization	$4,330,167	$1,871,799	$9,859,513	$5,873,439

	As of
	September 30, 2022	December 31, 2021
Assets:
Hospital division	$322,557,090	$287,316,356
Population health management division	77,298,598	-
Real estate division	34,662,039	107,333,687
Total Assets	$434,517,727	$394,650,043

Note 18 – Related Party Transactions

Related party transactions included the following:

• The Physician LLCs employ the doctors who work in our hospitals. We have no direct ownership interest in these entities but they are owned and, in some instances, controlled by related parties including our CEO, Dr. Thomas Vo. The Physician LLCs are consolidated by the Company as VIEs because they do not have significant equity at risk, and we have historically provided support to them in the event of cash shortages and received the benefit of their cash surpluses. Amounts due from Physician LLCs totaled $6,657,871 at September 30, 2022 and $1,891,147 at December 31, 2021. These amounts are eliminated in the consolidation of these VIEs except as noted below.

In connection with the merger with Clinigence, we forgave certain amounts due from Physician LLCs for past advances made by us in support of their operations. We recognized net expense of $1,506,650 in the three months ended March 31, 2022 as other expense in the consolidated statements of operations. No such expense was recognized subsequently.

The Physician LLCs had outstanding obligations to their member owners, who are also Company stockholders, totaling $2,058,701 at September 30, 2022 and $2,675,195 at December 31, 2021 reported within accounts payable – related party in our consolidated balance sheets.

• Most of our hospital division facilities are leased from real estate entities which are owned by related parties. These leases are typically on a triple net basis where our hospital division is responsible for all operating costs, repairs and taxes on the facilities. Our obligations under these leases are presented in Note 9. During the three and nine months ended September 30, 2022, we made cash payments for these lease obligations totaling $3,686,802 and $9,876,281, respectively. Cash payments for these lease obligations made in the three and nine month ended September 30, 2021 totaled $2,723,060 and $8,096,166, respectively.

We received $1,245,000 of cash in the three months ended June 30, 2022 as a lease incentive from an affiliated Real Estate Entity not consolidated by us. This incentive was included in the determination of our financing lease obligations to this entity.

• We consolidate Real Estate Entities as VIEs when they do not have sufficient equity at risk and our hospital entities are guarantors or co-borrowers under their outstanding mortgage loans. The consolidated Real Estate Entities have mortgage loans payable to third parties which are collateralized by the land and buildings. We have no direct ownership interest in these entities but they are owned and, in some instances, controlled by related parties including our CEO. During the second quarter of 2022, we deconsolidated 17 Real Estate Entities after the third-party lenders released our guarantees of associated mortgage loans. At September 30, 2022, three Real Estate Entities continue to be consolidated in our financial statements.

In connection with the merger with Clinigence, we forgave certain amounts due from Real Estate Entities for past advances made by us. We recognized net expense totaling $553,259 in the three months ended March 31, 2022 as other expense in the consolidated statements of operations. No such expense was recognized subsequently.

• We made advances to unconsolidated entities owned by related parties that we lease facilities from. These advances totaled $1,684,409 at September 30, 2022 and $1,288,354 at December 31, 2021 and are reported as accounts receivable – related party in our consolidated balance sheets. These amounts are due on demand and bear no interest.

• Accounts receivable – related party included $162,607 at September 30, 2022 and $600,044 at December 31, 2021 due from noncontrolling interest owners of consolidated ER Entities.

• Micro Hospital Holding LLC, an affiliate controlled by our CEO made advances to one of our hospital facilities, SE Texas ER. These advances totaled $1,424,948 at September 30, 2022 and December 31, 2021 and are reported as accounts payable – related party in our consolidated balance sheets. The advances have no stated maturity and bear no interest.

• Accounts payable – related party in our consolidated balance sheets included $130,675 at September 30, 2022 and $0 at December 31, 2021 for reimbursement of expenses incurred on our behalf.

• We provide managerial services to emergency centers owned and, in some instances, controlled by related parties including an entity controlled by our CEO. We recognized $361,927 and $962,898 of managerial fees within the hospital division in the three and nine months ended September 30, 2022 for these services. In the three and nine months ended September 30, 2021, we recognized $230,100 and $1,104,540 of revenue for these services.

• Two of our ER Entities are obligated under managerial services agreements with related parties commencing in 2022. Payments under these agreements totaled $113,175 and $1,671,855 for the three and nine months ended September 30, 2022.

Note 19 – Variable Interest Entities

The following tables provide the balance sheet amounts for consolidated VIEs:

	September 30, 2022
	Real Estate	Physician	AHP
	Entities	LLCs	IPA
Current assets	$22,572,792	$8,597,506	$26,224,436
Property and equipment, net	12,064,747	3,668	—
Other long-term assets	24,500	—	16,851,619

Total assets	$34,662,039	$8,601,174	$43,076,055

Current liabilities	2,204,659	11,561,428	3,041,530
Long-term liabilities	10,041,904	—	30,680

Total liabilities	12,246,563	11,561,428	3,072,210

Equity	22,415,476	(2,960,254)	40,003,845

Total liabilities and equity	$34,662,039	$8,601,174	$43,076,055

	December 31, 2021
	Real Estate	Physician
	Entities	LLCs
Current assets	$10,959,090	$22,035,457
Property and equipment, net	32,182,902	—
Long-term assets	128,870,699	4,279

Total assets	$172,012,691	$22,039,736

Current liabilities	6,666,690	5,070,706
Long-term liabilities	68,850,689	930,000

Total liabilities	75,517,379	6,000,706

Equity	96,495,312	16,039,030

Total liabilities and equity	$172,012,691	$22,039,736

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

Note 20 - Subsequent Events

The Company has evaluated subsequent events through the filing of this report and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transaction described below:

On November 14, 2022, Nutex Health and Lincoln Park Capital Fund, LLC entered into a purchase agreement and registration rights agreement (together, the “Agreement”) pursuant to which Nutex Health will have the right, in its sole discretion, but not the obligation, to sell to Lincoln Park up to $100 million worth of shares of its common stock over the 36-month term of the Agreement, subject to terms and conditions as provided in the Agreement, including the filing and effectiveness of a registration statement.  Nutex Health controls the timing and amount of any future sales of its shares of common stock and Lincoln Park is obligated to make purchases in accordance with the Agreement, subject to various limitations including those under the Nasdaq listing rules.  Any common stock sold by Nutex Health to Lincoln Park can be sold pursuant to Regular Purchases and Accelerated Purchases, as defined in the Agreement, at purchase prices based on prevailing market prices at the time of each sale and at 97% of the market price on the date of sale under Accelerated Purchases.  There is no upper limit to the price per share that Lincoln Park may pay for future stock issuances under the Agreement, and Lincoln Park has agreed not to cause or engage in any direct or indirect short selling or hedging of Nutex Health’s common stock.  No warrants are being issued in this transaction and the Agreement does not contain any rights of first refusal, participation rights, penalties, or liquidated damages provisions in favor of any party.  Nutex Health may terminate the Agreement at any time, at its sole discretion, without any cost or penalty.  In connection with the Agreement, Nutex has agreed to file a registration statement with the U.S. Securities and Exchange Commission registering the resale of the shares issued to Lincoln Park.  Nutex Health intends to use the net proceeds from the sale of its common stock under the Agreement for working capital and general corporate purposes to support its growth.

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited consolidated financial statements and the notes thereto included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

Explanatory Note

On April 1, 2022 (the “Merger Date”), Nutex Health Holdco LLC and Clinigence Holdings, Inc. (“Clinigence”) completed the merger (the “Merger”) contemplated by the Agreement and Plan of Merger (the “Merger Agreement”) dated as of November 23, 2021 between Clinigence, Nutex Acquisition LLC, a Delaware limited liability company and wholly-owned subsidiary of Clinigence, Nutex, Micro Hospital Holding LLC (solely for the purposes of certain sections of the Merger Agreement), Nutex Health Holdco LLC and Thomas Vo, M.D., solely in his capacity as the representative of the equity holders of Nutex. Immediately following the completion of the Merger, Clinigence amended its certificate of incorporation and bylaws to change its name to “Nutex Health Inc.” In connection with the Merger, each outstanding equity interest of Nutex Health Holdco LLC was exchanged for 3.571428575 shares of Clinigence common stock. The Merger was accounted for as a reverse business combination under U.S. GAAP. Therefore, Nutex Health Holdco LLC was treated as the accounting acquirer in the Merger. Our financial statements presented for periods prior to the Merger Date are those of Nutex Health Holdco, LLC, as the Company’s predecessor entity. Beginning with the second quarter of 2022, our financial statements are presented on a consolidated basis and include Clinigence.

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

Overview

Nutex Health Inc. is a physician-led, healthcare services and operations company with 21 hospital facilities in eight states (hospital division), and a primary care-centric, risk-bearing population health management division. Our hospital division implements and operates different innovative health care models, including micro-hospitals, specialty hospitals and hospital outpatient departments (“HOPDs”). The population health management division owns and operates provider networks such as independent physician associations (“IPAs”) and offers a cloud-based proprietary technology platform to IPAs which aggregates clinical and claims data across multiple settings, information systems and sources to create a holistic view of patients and providers.

We employ approximately 942 full time employees and partner with over 800 physicians. Our corporate headquarters is based in Houston, Texas. We were incorporated on April 13, 2000 in the state of Delaware.

Our financial statements present the Company’s consolidated financial condition and results of operations including those of majority-owned subsidiaries and variable interest entities (“VIEs”) for which we are the primary beneficiary.

The hospital division includes our healthcare billing and collections organization and hospital entities. In addition, we have financial and operating relationships with multiple professional entities (the “Physician LLCs”) and real estate entities (the “Real Estate Entities”). The Physician LLCs employ the doctors who work in our hospitals. These entities are consolidated by the Company as VIEs because they do not have significant equity at risk, and we have historically provided support to the Physician LLCs in the event of cash shortages and received the benefit of their cash surpluses.

The Real Estate Entities own the land and hospital buildings which are leased to our hospital entities. The Real Estate Entities have mortgage loans payable to third parties which are collateralized by the land and buildings. We consolidate the Real Estate Entities as VIEs in instances where our hospital entities are guarantors or co-borrowers under their outstanding mortgage loans. During the second quarter of 2022, we deconsolidated 17 Real Estate Entities after the third-party lenders released our guarantees of associated mortgage loans.

The Company has no direct or indirect ownership interest in the Physician LLCs or Real Estate Entities, so 100% of the equity for these entities is shown as noncontrolling interest in the consolidated balance sheets and statements of operations.

The population health management division includes our management services organizations and a healthcare information technology company providing a cloud-based platform for healthcare organizations. In addition, AHISP, IPA, a physician-affiliated entity that is not owned by us—is consolidated as a VIE of our wholly-owned subsidiary AHP since we are the primary beneficiary of their operations under AHP’s management services contracts with them.

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

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Insurance	91%	95%	94%	96%
Self pay	7%	4%	5%	3%
Workers compensation	1%	1%	1%	1%
Medicare/Medicaid	1%	0%	0%	0%
Total	100%	100%	100%	100%

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

We identify new market areas for hospitals based on the area’s need for access to emergency health services and growth expectations. We identify and partner with local physicians who will operate and manage the new location. When developing new hospitals, we have a turn-key process for location selection, real estate acquisition, design, and development of the facility including staffing, training and operations. We extend our existing comprehensive suite of centralized services to operating hospitals, including executive management, billing, collections, recruiting and marketing.

COVID-19 Pandemic

A novel strain of coronavirus causing the disease known as COVID-19 was first identified in December 2019, and has spread throughout the world. While vaccines and booster shots for the COVID-19 virus became widely available in the United States during 2021, COVID-19 continued to result in a significant number of hospitalizations.

As a provider of healthcare services, we were significantly affected by the public health and economic effects of the COVID-19 pandemic. Our hospitals, medical personnel, and employees have been actively caring for COVID-19 patients. We implemented considerable safety measures for treatment of COVID-19 patients and have incurred, and may continue to incur, certain increased expenses arising from the COVID-19 pandemic, including additional labor, supply chain, capital and other expenditures. Moreover, in recent months, the COVID-19 pandemic resulted in general inflationary pressures and significant disruptions to global supply networks. In this regard, we have experienced disruptions in connection with the provision of equipment, construction services, as well as inflationary pressures in connection with labor, supply chain, capital and other expenditures. We also experienced a delay in billing and collection of patient claims during this period.

The COVID-19 pandemic affected, and may continue to affect, our service mix, revenue mix, payor mix and/or patient volumes, as well as our ability to collect outstanding receivables. Pandemic-related factors may continue to adversely affect demand for our services, as well as the ability of patients and other payors to pay for services rendered.

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

No Surprises Act

The No Surprises Act (“NSA”) is a federal law that took effect January 1, 2022, to protect consumers from most instances of “surprise” balance billing. The legislation was included in the Consolidated Appropriations Act, 2021, which was passed by Congress and signed into law by President Trump on December 27, 2020. With respect to the Company, the NSA limits the amount an insured patient will pay for emergency services furnished by an out-of-network provider. The NSA addresses the payment of these out-of-network providers by group health plans or health insurance issuers (collectively, “insurers”). In particular, the NSA requires insurers to reimburse out-of-network providers at a statutorily calculated “out-of-network rate.” In states without an all-payor model agreement or specified state law, the out-of-network rate is either the amount agreed to by the insurer and the out-of-network provider or an amount determined through an independent dispute resolution (“IDR”) process.

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

Qualifying Payment Amount. The “qualifying payment amount” is generally “the median of the contracted rates recognized by the plan or issuer…under such plans or coverage, respectively, on January 31, 2019, for the same or a similar item or service that is provided by a provider in the same or similar specialty and provided in the geographic region in which the items or service is furnished,” with annual increases based on the consumer price index. In other words, the qualifying payment amount is typically the median rate the insurer would have paid for the service if provided by an in-network provider or facility.

HHS Final Rule. As required by the NSA, the United States Department of Health and Human Services (“HHS”) has established an IDR process under which a certified IDR entity determines the ultimate amount of payment. The HHS’ final rule became effective October 25, 2022. The final rule eliminated the rebuttable presumption that the qualified payment amount is the correct price and also abandoned the requirement that the certified IDR entity must select the offer closest to the qualifying payment amount. These key provisions were initially part of the interim rule issued in 2021 and were challenged by several court cases. Under the final rule, the certified IDR entity must instead select the offer that best reflects the value of the item or service provided, by first considering the QPA and then considering “additional information” that is relevant to the dispute.

Since the NSA became effective January 1, 2022, our average payment by insurers of patient claims for emergency services has declined by approximately 30%. In our experience, insurers often initially pay amounts lower than the QPA without regard for other information relevant to the claim. This requires us to make more appeals using the IDR process. While we are working within the established processes for IDR, we have had varying successes at achieving collections higher than the established QPA. For these reasons, we have reduced our estimate of the ultimate amounts of accounts receivable we will collect for prior periods. This change in estimate reduced revenue for the three months ended September 30, 2022 by approximately $29.0 million. Similar changes in estimates made in the first half of 2022 reduced accounts receivable and revenue by approximately $9.6 million.

We have undertaken several strategic actions designed to improve our collections results. These include

•	maximizing our claims coding efficiency,
•	increasing efforts to collect co-pays and co-insurance,
•	adding additional administrative staff to handle the increased administrative IDR burden
•	having a dedicated IDR team to accelerate resubmission of claims under the IDR process,
•	making appeals for additional payment of claims for periods before and after the NSA final rule was adopted through the IDR process,
•	making efforts to sign favorable contracts with insurers, and working with both

•	local and national legislatures to enforce the NSA rules and guidelines for Insurers,

The final rule is already the subject of legal challenges. The Texas Medical Association (TMA) in September of 2022 filed motions for summary judgment seeking to invalidate the IDR related provisions of the final rule, arguing that the QPA does not represent the fair value of the services rendered by the physicians and providers and that the final rule illegally favors the QPA over the fair value of the provider services in contravention of the statutory language of the NSA.

On October 19, 2022, and in addition to amicus briefs by several other national medical associations, the American Society of Anesthesiologists, the American College of Emergency Physicians, and the American College of Radiology, professional associations representing an aggregate of approximately 136,000 physicians, filed an Amicus brief supporting the TMA Motion. As of November 11, 2022, the court in the Eastern District of Texas has not yet ruled on the motions.

We are supportive of industry efforts seeking to amend the NSA final rule. Our experience, like that of many other healthcare providers, is that the final rule continues to unfairly favor insurers in the determination of the QPA we receive for our healthcare services. It is difficult to predict the outcome of efforts to challenge or amend the final rule. As well, there can be no assurance that third-party payors will not attempt to further reduce the rates they pay for our services or that additional rules issued under the NSA will not have adverse consequences to our business.

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

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Revenue:
Hospital division	$21,244,305	$117,971,732	$151,976,226	$268,129,646
Population health management division	7,150,753	—	13,594,007	—
Total revenue	28,395,058	117,971,732	165,570,233	268,129,646
Segment operating income (loss):
Hospital division	(26,498,148)	76,008,468	13,149,358	159,795,643
Population health management division	29,702	—	(227,300)	—
Total segment operating income (loss)	(26,468,446)	76,008,468	12,922,058	159,795,643
Corporate and other costs:
Acquisition costs	—	—	3,885,666	—
Impairment of goodwill	408,466,575	—	408,466,575	—
General and administrative expenses	4,077,255	1,545,685	11,721,597	5,067,725
Total corporate and other costs	412,543,830	1,545,685	424,073,838	5,067,725
Interest expense	3,402,606	1,260,187	9,628,189	4,251,277
Other expense (income)	(630,450)	(1,745,277)	346,873	(5,666,633)
Income before taxes	(441,784,432)	74,947,873	(421,126,842)	156,143,274
Income tax expense (benefit)	(8,543,880)	453,621	11,285,729	1,091,975

Net income (loss)	(433,240,552)	74,494,252	(432,412,571)	155,051,299
Less: net income (loss) attributable to noncontrolling interests	(10,722,749)	20,700,975	(12,052,765)	36,436,485
Net income (loss) attributable to Nutex Health Inc.	$(422,517,803)	$53,793,277	$(420,359,806)	$118,614,814
Adjusted EBITDA	$(15,703,878)	$55,720,823	$18,456,057	$125,469,515

Three Months Ended September 30, 2022 Compared to Three Months Ended September 30, 2021

We reported a net loss attributable to Nutex Health Inc. of $422.5 million, or a loss of $0.65 per share, for the three months ended September 30, 2022 as compared with net income attributable to Nutex Health Inc. of $53.8 million, or $0.09 per diluted share, for same period of 2021. Our 2022 results were principally affected by:

•	A non-cash impairment charge of $408.5 million to reduce the carrying amount of goodwill for the population health management division reporting unit acquired in the reverse business combination;
•	Decrease in revenue caused by legislative changes reducing the amounts we are able to collect for patient services to median in-network rates and the resulting change in estimate for collection of accounts receivable and revenue for prior periods totaling approximately $29.0 million;
•	Start-up costs associated with five new facilities opened since April 2021 which are experiencing favorable market acceptance but not yet fully achieving break-even profitability;
•	Higher overall cost of employees and independent contractors.

Adjusted EBITDA for the three months ended September 30, 2022 was a loss of $15.7 million as compared to income of $55.7 million for the comparable period of 2021. Refer to Non-GAAP Financial Measures discussed below for a definition and reconciliation of Adjusted EBITDA. The items affecting revenue and start-up costs contributed significantly to the decline in Adjusted EBITDA in the 2022 period.

A discussion of our segment results is included below.

Hospital Division. Our revenue for the three months ended September 30, 2022 totaled $21.2 million as compared to $118.0 million for the same period of 2021, a decrease of 82% caused by a reduction in both collection amounts and the number of patient visits.

The following table shows the number of patient visits during the periods:

	Three months ended September 30
	2022		2021
Patient visits:
Hospital	.	36,500	59,990

Total patient visits decreased 39% during the three months ended September 30, 2022 as compared with the same period of 2021. Patient visits in the 2021 period included significant volumes of COVID-19 related cases. The average acuity or severity of patient cases in the 2022 period was slightly higher than the same period of 2021 but only minimally offset the impact of the lower number of total patient visits.

The average payment by insurers for patient claims for emergency services has declined by approximately 30% in 2022 because of the NSA compared to prior periods. We have also experienced a decrease in collection for the remaining amounts of account receivable for periods before 2022. We believe this decline is caused, in part, by insurers underpaying these claims in the same way we are experiencing claim payments since the NSA became effective. In the three months ended September 30, 2022, we accordingly reduced our estimate of the ultimate amounts of accounts receivable we expect to collect for prior periods. This change in estimate reduced revenue for the three months ended September 30, 2022 by approximately $29 million.

The hospital division’s operating loss was $26.5 million during the three months ended September 30, 2022, down as compared with income of $76.0 million in the same period of 2021. Our operating income for the third quarter of 2022 was adversely affected by the reduction in net revenue discussed above. Further, start-up costs for newer facilities contributed to reduced segment operating results. We have opened five new facilities since April 2021. Start-up costs include complete staffing for 24/7 operations, lease costs, in-market advertising and other operating expenses. These costs often exceed our revenue at these facilities until they achieve sustaining volumes of patient visits. In general, we expect new facilities to reach profitability within 12 months. In this time, we also added additional staff to manage higher volumes of medical claims billing and collection administration.

Population Health Management Division. We acquired the population health management division in April 2022 upon completion of the reverse business combination with Clinigence. Our total revenue for the three months ended September 30, 2022 was $7.2 million consisting of capitation revenue of $4.9 million, management fees of $1.7 million and SaaS revenue of $561 thousand. Capitation revenue is recognized by our consolidated VIE, AHISP. We do not have an equity interest in this VIE but consolidate it since we are the primary beneficiary of its operations under our management services contract with them. We also earn management fees under our management services contracts with other IPAs and MSOs which are reported as revenue.

The population health management division had $30 thousand of operating income for the three months ended September 30, 2022. Strategically, we are focused on the growth of this division principally through the addition of new independent physician associations and have staffed our organization to manage larger numbers of such organizations.

Real Estate Division. This division reports the operations of consolidated Real Estate Entities where we provide guarantees of their indebtedness or are co-borrowers. During the second quarter of 2022, we deconsolidated 17 Real Estate Entities after the third-party lenders released our guarantees of associated mortgage loans.

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

At September 30, 2022, three Real Estate Entities continue to be consolidated in our financial statements. We expect that hospitals we open in the future may be leased from new Real Estate Entities which may be owned in whole or part by related parties. Third-party lenders to these entities may require that we provide a guarantee or become co-borrowers under mortgage indebtedness financings for such facilities. In such instances, we may be required to consolidate these new Real Estate Entities in our financial statements as VIEs.

Corporate and other costs. Corporate and other costs in the three months ended September 30, 2022 included general and administrative expenses totaling $4.1 million and a non-cash impairment charge reducing goodwill totaling $408.5 million. Our corporate costs for the three months ended September 30, 2021 totaled $1.5 million and consisted of general and administrative expenses. General and administrative costs include our executive management, accounting, human resources, corporate technology, insurance and professional fees. We have incurred higher levels of professional fees as a public company. In 2022, we have made staffing additions commensurate with our operational growth and made key additions to our executive management team.

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

During the three months ended September 30, 2022, we recognized a non-cash impairment charge of $408.5 million to reduce the carrying amount of goodwill for the population health management division reporting unit acquired in the reverse business combination. This impairment was determined as part of our annual test for impairment of goodwill. This test is made by comparing the estimated fair values of our reporting units to their respective carrying values. We use an income method to estimate the fair value of these assets, which is based on forecasts of the expected future cash flows attributable to the respective assets and is subject to significant estimates and assumptions. In performing this test, we determined that the estimated fair value of our population health management division reporting unit was less than its carrying value recorded in the reverse business combination. Therefore, we conducted a second step of the goodwill impairment test to determine the implied fair value of the reporting unit's goodwill. The non-cash impairment charge reduced the excess carrying amount of goodwill for the population health management division that were greater than its residual fair value.

Nonoperating items

Interest expense. Interest expense totaled $3.4 million in the three months ended September 30, 2022 as compared with $1.3 million for the same period of 2021. This includes interest expense associated with the mortgage indebtedness of consolidated Real Estate Entities, interest expense on outstanding term notes and lines of credit for financing operating equipment and working capital needs, interest expense for financing leases and the accretion costs related to the conversion of notes from the Clinigence transaction. Interest expense is expected to decline in future periods as a result of the deconsolidation of 17 Real Estate Entities and their associated mortgage indebtedness during the second quarter of 2022 as well as due to the elimination of accretion costs related to the conversion of notes payable from the Clinigence transaction.

Income tax expense. Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items is recognized in the period these occur.

Our effective tax rate for the three months ended September 30, 2022, excluding the non-deductible goodwill impairment expense, was approximately 26%. The primary difference from the federal statutory rate of 21% is related to state taxes, income of noncontrolling interests in flow-through entities and permanent differences for non-deductible expenses.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

We reported a net loss attributable to Nutex Health Inc. of $420.4 million, or $0.67 per share, for the nine months ended September 30, 2022 as compared with net income attributable to Nutex Health Inc. of $118.6 million, or $0.20 per diluted share, for same period of 2021. Our 2022 results were principally affected by:

•	A non-cash impairment charge of $408.5 million to reduce the carrying amount of goodwill for the population health management division reporting unit acquired in the reverse business combination;
•	Decrease in revenue caused by legislative changes reducing the amounts we are able to collect for patient services to median in-network rates and the resulting change in estimate for collection of accounts receivable and revenue for prior periods totaling approximately $38.6 million;
•	Start-up costs associated with five new facilities opened since April 2021 which are experiencing favorable market acceptance but not yet fully achieving break-even profitability;
•	Significant, non-cash income tax expense totaling $18.4 million, net, for the one-time change in our tax status and release of the acquired valuation allowance of Clinigence;
•	Acquisition-related costs related to the Clinigence merger transaction and higher levels of general and administrative expenses related to our operations as a public company; and
•	Higher overall cost of employees and independent contractors.

Adjusted EBITDA for the nine months ended September 30, 2022 was $18.45 million as compared with $125.5 million for the same period of 2021 with the special items affecting revenue and start-up costs causing the decline during the 2022 period.

A discussion of our segment results is included below.

Hospital Division. Revenue totaling $152.0 million for the nine months ended September 30, 2022 decreased 43% from $268.1 million for the same period of 2021. This decrease was caused by reductions in the number of patient visits and reduced amounts collected for patient claims in the 2022 period. As previously noted, our revenue has been adversely impacted in the 2022 period because of the NSA and changes in our estimate of the ultimate amounts of accounts receivable we will collect for prior periods. During the nine months ended September 30, 2022, these changes in estimates reduced our accounts receivable and revenue by $38.6 million.

The following table shows the number of patient visits during the periods:

	Nine months ended September 30
	2022	2021
Patient visits:
Hospital	121,414	137,041

Total patient visits during the nine months ended September 30, 2022 decreased 11% as compared with the same period of 2021. Five newly opened facilities, most opened in the second half of 2021, helped offset reductions in patient visits for COVID-19 related needs.

Typically, we experience some seasonality in the number of patient visits and revenue during the year usually corresponding with the late-fall and winter months when flu and other seasonal infirmities peak. As an emergency care provider, we are not able to predict the number of patient visits or the severity of patient healthcare needs. We operate our facilities 24 hours daily to be responsive to our communities’ needs.

The hospital division’s segment operating income was $13.1 million for the nine months ended September 30, 2022, down 92% from the same period of 2021. Our operating income for the 2022 period was adversely affected by the reduction in net revenue as well as the changes in estimate of the ultimate collections of accounts receivable discussed above.

As mentioned above, we have opened five new facilities since April 2021. Start-up costs at newly facilities often exceed our revenue at these facilities for the first 12 to 15 months after their opening. In addition, in late-2021 and through the third quarter of 2022, we made several staffing additions to manage higher volumes of medical claims billing and collection administration.

Population Health Management Division. The population health management division was started in April 2022 upon completion of the merger with Clinigence. Our results of operations for this division include periods since April 1, 2022.

Total revenue for the nine months ended September 30, 2022 was $13.6 million consisting of capitation revenue of $10.0 million, management fees of $2.7 million and SaaS revenue of $851 thousand.

The population health management division had an operating loss of $227 thousand for the nine months ended September 30, 2022.

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

Corporate and other costs. Corporate and other costs in the nine months ended September 30, 2022 included general and administrative expenses of $11.7 million, acquisition-related costs associated with the merger with Clinigence totaling $3.9 million and a non-cash impairment charge to reduce goodwill totaling $408.5 million. Corporate costs for the nine months ended September 30, 2021 totaled $5.1 million and consisted of general and administrative expenses. In the 2022 period, we incurred higher levels of professional fees as we prepared for our public listing, made staffing additions commensurate with our operational growth and made key additions to our executive management team. As discussed above, we recognized a non-cash impairment charge of $408.5 million in the three months ended September 30, 2022 to reduce the carrying amount of goodwill resulting from the reverse business combination with Clinigence.

Nonoperating items

Interest expense. Interest expense for the nine months ended September 30, 2022 totaled $9.6 million as compared with $4.3 million for the same period of 2021. This increase in interest expense was principally a result of higher mortgage indebtedness of consolidated Real Estate Entities, interest expense on outstanding term notes and lines of credit for financing operating equipment and working capital needs, interest expense for financing lease obligations and accretion costs related to the conversion of notes payable from the Clinigence transaction.

Other expense (income). Other expense (income) for the nine months ended September 30, 2021 included $5.2 million for the forgiveness of SBA Paycheck Protection Program loans we obtained.

Income tax expense. As discussed above, our tax status changed as a result of the merger with Clinigence. Previously, Nutex Health Holdco LLC and the Nutex Subsidiaries were pass-through entities treated as partnerships for U.S. federal income tax purposes. No provision for federal income taxes was provided for these periods as federal taxes were obligations of these companies’ members. We recognized a non-cash charge of $20.8 million to income tax expense during the nine months ended September 30, 2022 for this change in tax status. Secondly, we recorded an offsetting non-cash benefit during the nine months ended September 30, 2022 of $2.4 million to income tax expense to remove the acquired valuation allowance Clinigence had against its deferred tax assets.

Each of the discrete items above, as well as the non-deductible goodwill impairment expense recognized in the nine months ended September 30, 2022, are one-time, non-cash items. Our effective tax rate for the nine months ended September 30, 2022, excluding the discrete items above, was approximately 26%. The primary difference from the federal statutory rate of 21% is related to state taxes, income of noncontrolling interests in flow-through entities and permanent differences for non-deductible expenses.

Liquidity and Capital Resources

As of September 30, 2022, we had $36.6 million of cash and equivalents, compared to $36.2 million of cash and equivalents at December 31, 2021.

Significant sources and uses of cash during the first nine months of 2022.

Sources of cash:

•	Cash from operating activities was $46.1 million, which included $54.9 million from the primary components of our working capital (receivables, inventories, accounts payable and expenses).
•	Clinigence’s balance sheet at the merger date included $12.7 million of cash.
•	We received net proceeds of $8.0 million from borrowings under notes payable and lines of credit.
•	We received net proceeds of $4.8 million from the exercise of common stock warrants and options.

 Uses of cash:

•	Capital expenditures were $22.5 million.
•	We made distributions to our owners related to operations prior to the merger with Clinigence and to noncontrolling interest owners totaling $49.9 million.
•	Cash associated with the 17 deconsolidated Real Estate Entities totaled $2.4 million.

Future sources and uses of cash. Our operating activities are financed with cash on hand which is generated from revenues. Most of our hospital facilities are leased from various lessors including related parties. These leases are presented in our consolidated balance sheets unless the lease is from a consolidated Real Estate Entity. Our growth plans include the development of new hospital locations. We expect that in many of these locations we will lease facilities from newly established entities partially owned by related parties.

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

Indebtedness. The Company’s indebtedness at September 30, 2022 is presented in Item I, “Financial Statements – Note 8 – Debt” and our lease obligations are presented in Item I, “Financial Statements—Note 9 – Leases.”

Off-Balance Sheet Arrangements

As of September 30, 2022, we had no material off-balance sheet arrangements.

Non-GAAP Financial Measures

Adjusted EBITDA. Adjusted EBITDA is used as a supplemental non-GAAP financial measure by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance.

We define Adjusted EBITDA as net income (loss) attributable to Nutex Health Inc. plus net interest expense, income taxes, depreciation and amortization, further adjusted for stock-based compensation, any acquisition related costs and impairments. A reconciliation of net income to Adjusted EBITDA is included below. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.

	Three months ended September 30		Nine months ended September 30
	2022	2021	2022	2021
Reconciliation of net income (loss) attributable to Nutex Health Inc. to Adjusted EBITDA:
Net income (loss) attributable to Nutex Health Inc.	$(422,517,803)	$53,793,277	$(420,359,806)	$118,614,814
Depreciation and amortization	4,330,167	1,871,799	9,859,513	5,873,439
Interest expense, net	3,402,606	1,260,187	9,628,189	4,251,277
Income tax expense (benefit)	(8,543,880)	453,621	11,285,729	1,091,975
Allocation to noncontrolling interests	(922,792)	(1,658,061)	(4,445,224)	(4,361,990)
EBITDA	(424,251,702)	55,720,823	(394,031,599)	125,469,515
Stock-based compensation expense	81,249	—	135,415	—
Impairment of goodwill	408,466,575	—	408,466,575	—
Acquisition costs	—	—	3,885,666	—
Adjusted EBITDA	$(15,703,878)	$55,720,823	$18,456,057	$125,469,515

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

Goodwill Impairment. We test goodwill for impairment at least annually by comparing the estimated fair values of our reporting units to their respective carrying values. We use an income method to estimate the fair value of these assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants, and include the amount and timing of future cash flows (including expected growth rates and profitability). Estimates utilized in the projected cash flows include consideration of macroeconomic conditions, overall category growth rates, competitive activities, Company business plans and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

During the three months ended September 30, 2022, we determined that the estimated fair value of our population health management division reporting unit which was acquired in the reverse business combination with Clinigence was less than its’ carrying value. Therefore, we conducted a second step of the goodwill impairment test to determine the implied fair value of the reporting unit’s goodwill. In this analysis, we allocated the fair value of the reporting unit to identifiable assets and liabilities of the reporting unit. The residual fair value after this allocation was compared to the goodwill balance with the excess goodwill charged to expense. Based on this analysis, we recognized a non-cash impairment charge of $408.5 million to reduce the carrying amount of goodwill for the population health management division reporting unit.

We believe the estimates and assumptions utilized in our impairment testing are reasonable and are comparable to those that would be used by other marketplace participants. However, actual events and results could differ substantially from those used in our valuations. To the extent such factors result in a failure to achieve the level of projected cash flows used to estimate fair value for purposes of establishing or subsequently impairing the carrying amount of goodwill and intangible assets, we may need to record additional noncash impairment charges in the future.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Not required for smaller reporting companies.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of September 30, 2022. Based on this evaluation, the Company concluded that our disclosure controls and procedures were ineffective as of September 30, 2022 due to the material weakness previously identified as described below.

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

Remediation Plans. These material weaknesses did not result in material misstatement of the Company’s consolidated financial statements for the periods presented. The Company has started the process of designing and implementing effective internal control measures to remediate the material weakness. The Company’s efforts include the employment of our new chief financial officer, engagement of an accounting specialist to assist in our accounting close and reporting processes, process documentation and supervisory reviews of our revenue estimate and accounting close processes. We have employed additional experienced personnel in our accounting and financial reporting teams as well.

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

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended September 30, 2022.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Form S-3 Registration Statement filed on September 30, 2022 and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. There have been no material changes in our risk factors from those described in our Form S-3 Registration Statement filed on September 30, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities; use of proceeds from registered securities.

Common Stock Issued. In the third quarter of 2022, we issued 851,611 common shares for the conversion of the Company’s remaining convertible notes payable. The Company issued the convertible notes payable to accredited investors in private placements. The common stock issuances are unregistered and exempt from the registration requirements of the Securities Act. The issuances were made pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act.

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 18, 2022.

Nutex Health Inc.

By:	/s/ Thomas Vo
Thomas Vo
Chairman and Chief Executive Officer

By:	/s/ Jon Bates
Jon Bates
Chief Financial Officer

