Form 10-K
period 2022-12-31
Nutex Health, Inc.
filed 2023-03-03
CIK 1479681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to ___________

Commission file number 001-41346

NUTEX HEALTH INC.

Delaware	11-3363609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6030 S. Rice Ave, Suite C,

Houston, Texas 77081

Telephone Number (713) 660-0557

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	NUTX	NASDAQ Capital Market

Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.          Yes ☐   No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.       Yes ☐   No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☑    No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☑	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. o

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). o

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☑

The aggregate market value of voting common stock held by non-affiliates at June 30, 2022 was approximately $1.034 billion. At March 2, 2023, there were 650,926,125 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2023 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K and will be filed within 120 days of the registrant’s fiscal year end.

INTRODUCTORY NOTE

Unless the context dictates otherwise, references in this Annual Report on Form 10-K to the “Company,” “we,” “us,” “our,” and similar words are references to Nutex Health Inc. (formerly known as Clinigence Holdings, Inc.), a Delaware corporation, and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”) and “Nutex” refers to Nutex Health Inc.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.

This document contains certain forward-looking statements with respect to our financial condition, results of operations and business, plans, objectives and strategies. These forward-looking statements can be identified by the fact that they do not relate only to historical or current facts. Forward-looking statements often use words such as “estimate,” “project,” “predict,” “will,” “would,” “should,” “could,” “may,” “might,” “anticipate,” “plan,” “intend,” “believe,” “expect,” “aim,” “goal,” “target,” “objective,” “commit,” “advance,” “likely” or similar expressions that convey the prospective nature of events or outcomes. There are several factors which could cause actual plans and results to differ materially from those expressed or implied in forward-looking statements. Such factors include, but are not limited to:

●	our ability to successfully execute our growth strategy, including identifying and developing successful new geographies, physician partners and patients;

●	changes in applicable laws or regulations, including changes in the laws and regulations related to reimbursements;

●	uncertainties in the amounts, timing and process of reimbursements by third-party payors and individuals;

●	we may be adversely affected by other economic, business, and/or competitive factors;

●	the difficulty in evaluating our future prospects, as well as risks and challenges, due to the new and rapidly evolving business and market;

●	we may need to raise additional capital to fund our existing operations, develop and commercialize new services or expand our operations;

●	possible difficulty managing growth and expanding operations;

●	the continuing impact of the COVID-19 pandemic on operations, which may materially and adversely affect our business and financial results;

●	our ability to retain qualified personnel;

●	the effectiveness and efficiency of our marketing efforts;

●	spending changes in the healthcare industry;

●	we, our affiliated professional entities and other physician partners may become subject to medical liability claims;

●	a failure in our information technology systems,

●	security breaches, loss of data or other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information, expose us to liability and our reputation may be harmed and we could lose sales, clients and members;

i

●	any future litigation against us could be costly and time-consuming to defend;

●	failure to adhere to all of the complex government laws and regulations that apply our business could result in fines or penalties, being required to make changes to its operations or experiencing adverse publicity;

●	our arrangements with affiliated professional entities and other physician partners may be found to constitute improper rendering of medical services or fee splitting under applicable state laws;

●	we may face inspections, reviews, audits and investigations under federal and state government programs and contracts and adverse findings may have an adverse effect on our business;

●	recent healthcare legislation and other changes in the healthcare industry and in healthcare spending has and may in the future adversely affect our revenues and may cause material adverse effects on our financial results;

●	the transition from volume to value-based reimbursement models may have a material adverse effect on our operations; and

●	other factors disclosed in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

These forward-looking statements reflect our current views with respect to future events and are based on numerous assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions, business strategies, operating environments, future developments and other factors we believe appropriate. By their nature, forward-looking statements involve known and unknown risks and uncertainties because they relate to events and depend on circumstances that will occur in the future. The factors described in the context of such forward-looking statements in this document could cause our plans, actual results, performance or achievements, industry results and developments to differ materially from those expressed in or implied by such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct and persons reading this document are therefore cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Annual Report. We do not assume any obligation to update the information contained in this document (whether as a result of new information, future events or otherwise), except as required by applicable law.

ii

NUTEX HEALTH INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

PART I

Item 1. Business

Nutex Health Inc. (“Nutex Health” or the “Company”) is a physician-led, healthcare services and operations company with 19 hospital facilities in eight states (hospital division), and a primary care-centric, risk-bearing population health management division. Our hospital division implements and operates innovative health care models, including micro-hospitals, specialty hospitals and hospital outpatient departments (“HOPDs”). The population health management division owns and operates provider networks such as independent physician associations (“IPAs”) and offers a cloud-based proprietary technology platform to IPAs which aggregates clinical and claims data across multiple settings, information systems and sources to create a holistic view of patients and providers.

We employ 1,150 full- and part-time employees and partner with over 800 physicians. Our corporate headquarters is based in Houston, Texas. We were incorporated on April 13, 2000 in the state of Delaware.

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

In connection with the Merger Agreement, Nutex Health Holdco LLC entered into certain Contribution Agreements with holders of equity interests (“Nutex Owners”) of subsidiaries and affiliates (the “Nutex Subsidiaries”) pursuant to which such Nutex Owners agreed to contribute certain equity interests in the Nutex Subsidiaries to Nutex Health Holdco LLC in exchange for specified equity interests in Nutex Health Holdco LLC (collectively, the “Contribution Transaction”). Nutex owners having ownership interests representing approximately 84% of the agreed upon aggregate equity value of the Nutex Subsidiaries agreed to contribute all or a portion of their equity interests, as applicable.

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

Potential Future Stock Issuances. Under the terms of the Contribution Agreements, contributing owners of the under construction hospitals and ramping hospitals are eligible to receive a one-time additional issuance of Company common stock.

●	With respect to ramping hospitals, 24 months after the opening date (the “Determination Date”) of the applicable ramping hospital, such owner is eligible to receive such owner’s pro rata share of a number of shares of Company Common Stock equal to (a)(i) the trailing twelve months earnings before interest, taxes, depreciation and amortization on the respective Determination Date, multiplied by (ii) 10, (iii) minus the initial equity value received at the Closing of the Merger, and (iv) minus such owner’s pro rata share of the aggregate debt of the applicable ramping hospital outstanding as of the closing of the Merger. The number of additional shares to be issued will be determined based on the greater of (a) the price of the Company’s common stock at the time of determination or (b) $2.80.

●	With respect to under construction hospitals, contributing owners of under construction hospitals will be eligible to receive, on the Determination Date, such owner’s pro rata share of a number of shares of Company common stock equal to (a)(i) the trailing twelve months earnings before interest, taxes, depreciation and amortization as of the Determination Date multiplied by (ii) 10, minus (iii) the aggregate amount of such owner’s capital contribution to the under construction hospital, minus (iv) such owner’s pro rata share of the aggregate debt of the applicable under construction hospital outstanding as of the Closing of the Merger, divided by (b) the greater of (i) the price of the Company common stock at the time of determination or (ii) $2.80.

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

The lock-up restrictions terminated with respect to one-third of the shares of Company Common Stock on October 1, 2022. The lock-up restrictions terminate for the remaining shares on April 1, 2023 (one-third) and October 1, 2023 (final one-third).

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

Operating Segments

We report the results of our operations as three segments: (i) the hospital division, (ii) the population health management (PHM) division and (ii) the real estate division.

Hospital Division. Our hospital division develops and operates a network of micro-hospitals, specialty hospitals and hospital outpatient departments (HOPDs) providing comprehensive and high-quality 24/7 care. Our full-service care delivery model provides concierge-level care traditionally offered by larger hospitals in a patient-friendly and cost-effective setting. We provide a full spectrum of healthcare services, including emergency room care, inpatient care, and behavioral health, and offer a complementary suite of ancillary services, including onsite imaging (CT scan, X-ray, MRI, ultrasound, etc.), certified and accredited laboratories, and onsite inpatient pharmacies. We own and operate 19 healthcare facilities across eight states and have an additional 17 de novo micro-hospitals under development.

Our micro-hospitals generate revenue from both emergency services and in-patient services, providing operating leverage and high earning potential of each facility. We believe that wait times are significantly lower than traditional ER settings and patients are welcomed by a friendly, attentive staff and physician team. Our hospital division generally operates as an out-of-network provider and, as such, does not have negotiated reimbursement rates with insurance companies. In the fourth quarter of 2022, we signed in-network provider contracts with the Provider Network of America (PNA). These contracts provide for payment to us of claims at 300% of the Medicare allowable rates for our services provided to PNA members.

When developing new hospitals, we provide a turn-key process from location selection, real estate design, and development of the facility to staffing, training and operations. Our management and administrative teams provide a comprehensive suite of operational and managerial services to hospitals, including management, billing, collections, recruiting and marketing. Our licensed micro-hospitals average approximately 13 thousand feet and include seven to eight emergency treatment rooms, two to ten in-patient beds for short-term stays and advanced imaging equipment. Our staffing at each facility includes four to ten physicians and hospitalists depending on the community’s needs.

Most of our hospitals have contractual relationships with separately owned professional entities (the “Physician LLCs”) and real estate entities (the “Real Estate Entities”). The Physician LLCs employ the doctors who work in our hospitals. The Real Estate Entities own the land and hospital buildings in which the hospitals operate and lease the buildings to the hospitals. We have no ownership interests in either the Physician LLCs or Real Estate Entities, but provide back office accounting for each. Many of these entities are owned in part, and in some cases, controlled by related parties including members of our executive management team.

The Physician LLCs are consolidated by the Company as variable interest entities (VIEs) because they do not have significant equity at risk, and we have historically provided support to the Physician LLCs in the event of cash shortages and received the benefit of their cash surpluses.

Population Health Division. Our population health management division establishes and operates independent physician associations (IPAs) and offers a cloud-based platform for healthcare organizations to provide value-based care and population health management.

An IPA is a business entity organized and owned by a network of independent physician practices. Once established, the IPA enrolls patients and negotiates managed care contracts with insurers to provide comprehensive care to their patients typically for a value-based fixed annual fee (capitation). The IPA entities are not owned by us but are managed by our management services organization

(MSO) which provides management, administrative, and other support services. Presently, we manage one IPA located in Los Angeles, California having over 22,000 patients. We have established two other IPAs, in Houston and in South Florida, and are actively contracting with primary care physicians and specialists. Once this phase is completed, we expect to contract with health insurance plans and start enrolling patients in 2023. We also anticipate forming another IPA in 2023 in Phoenix, Arizona. We consolidate the IPA entities in our financial statements as VIEs since we manage these entities.

We also provided limited services to one health maintenance organization (“HMO”) and two other IPAs in Southern and Northern California.

Our cloud-based technology is offered by Clinigence Health, Inc. Our proprietary cloud-based PHM platform aggregates data across multiple groups of information, which it then uses to report clinical quality measures, gaps in care, risk-stratification of patients, predictive analytics as well as providing a scorecard and utilization dashboard on every provider. This platform provides SaaS solutions that enable connected intelligence across the care continuum by transforming massive amounts of data into actionable insights. Our solutions help healthcare organizations improve the quality and cost effectiveness of care, enhance population health management and optimize provider networks.

Real Estate Division. The Real Estate Entities own the land and hospital buildings which are leased to our hospital entities. The Real Estate Entities have mortgage loans payable to third parties which are collateralized by the land and buildings. We consolidate the Real Estate Entities as VIEs in instances where our hospital entities are guarantors or co-borrowers under their outstanding mortgage loans. During the second quarter of 2022, we deconsolidated 17 Real Estate Entities after the third-party lenders released our guarantees of associated mortgage loans, leaving three Real Estate Entities as current VIEs consolidated in our financial statements.

Sources of Revenue

The following table shows revenue for each of our operating segments:

	Year ended December 31,
	2022	2021	2020
Hospital Division:
Net patient service revenue	$197,254,222	$331,531,311	$274,029,061
Management fees	1,254,023	-	-
Total Hospital Division revenue	198,508,245	331,531,311	274,029,061

Population Health Management Division:
Capitation revenue, net	15,493,432	-	-
Management fees	4,346,763	-	-
SaaS revenue	945,866	-	-
Total Population Health Management Division revenue	20,786,061	-	-
Total revenue	$219,294,306	$331,531,311	$274,029,061

Our hospital division receives payment for facility services rendered by us from federal agencies, private insurance carriers, and patients. The Physician LLCs receive payment for doctor services from these same sources. On average, greater than 90% of our net patient service revenue is paid by insurers, federal agencies, and other non-patient third parties. The remaining revenues are paid by our patients in the form of copays, deductibles, and self-payment. As noted, we generally operate as an out-of-network provider and, as such, do not have negotiated reimbursement rates with insurance companies. In the fourth quarter of 2022, we signed in-network provider contracts with the Provider Network of America (PNA). These contracts provide for payment to us of claims at 300% of the Medicare allowable rates for our services provided to PNA members.

The population health management division recognizes revenue for capitation and management fees for services to IPAs and physician groups and for the licensing, training, and consulting related to our cloud-based proprietary technology. Capitation revenue consists primarily of capitated fees for medical services provided by physician-owned entities we consolidate as VIEs. Capitated arrangements are made directly with various managed care providers including HMOs. Capitation revenues are typically prepaid monthly to us based on the number of enrollees selecting us as their healthcare provider. Capitation is a fixed payment amount per patient per unit of time paid in advance for the delivery of health care services, whereby the service providers are generally liable for excess medical costs. We receive management fees that are based on gross capitation revenues of the IPAs or physician groups we manage.

Our Strategy

Our mission is to make exceptional concierge-level healthcare more accessible to communities. Our business strategy is to increase stockholder value through sustained earnings growth and cash flow generation by:

•	Developing and operating innovative micro-hospitals – We currently operate 19 micro-hospital facilities in eight states and one IPA. We plan to grow our operations by expanding our innovative micro-hospital model into several more states and developing IPAs which leverage our presence and physician relationships in each community we serve.

•	Providing a patient-centric care model – We fulfill an underserved healthcare segment needing immediate and convenient access to primary and emergency care. Producing a compelling work environment for physicians and hospitalists helps us deliver superior patient experiences and clinical outcomes.

•	Offering a differentiated provider engagement and partnership strategy – Having high satisfaction and retention rates of physicians helps us in delivering superior patient experiences. Financially, we are aligned with our physician partners who are co-investors with us in their community’s micro-hospitals or IPAs and, in many instances, are shareholders of Nutex. Our relationships with physician partners are critical to our success.

•	Having a scalable go-to-market strategy – Robust administrative support where key support functions including billing and collection, purchasing, marketing, human resources and financial operations are centralized allowing our physicians and hospitalists to focus on patient care. Building out IPA networks in the same communities as our micro-hospitals will drive patient volume and result in greater revenue from increased capitation and full-risk contracts. To complement our organic growth plans, we may, in the normal course of business, consider and review opportunistic acquisitions.

Our Growth Strategy

We are focused on expanding patient access to quality healthcare by opening or acquiring new micro-hospital facilities in underserved areas of the United States. We are also establishing IPAs in many of the locales where we operate micro-hospitals in order to leverage our community presence and relationships with in-market physicians.

We expect to open 15 to 20 new hospital facilities by the middle of the year 2025. These facilities are either under construction or in advanced planning stages and will result in our expansion into four new states: Florida, Wisconsin, Ohio and Idaho. We anticipate launching one-to-three additional IPAs per year principally in geographic areas around our existing micro-hospitals.

The following map shows our existing and planned presence across the United States:

Existing facilities

Facilities under development

Existing IPA[2]

IPA under development[3]

Existing states

New states in pipeline

Our process for opening a new micro-hospital begins with identifying underserved markets. Generally, we place our micro-hospitals in larger suburban or rural locations. Before entering a new state, we investigate the regulation and licensing requirements for our business and the construction design and permitting requirements of the targeted community. We next identify and contract with in-market physicians who will co-invest with us and become the on-site management of the new facility.

For each new hospital location, three entities are usually created:

•	Real estate entity – our hospital facilities are designed and constructed to meet our specific needs and governmental regulations for micro-hospitals. Construction of new facilities or major renovation of existing buildings to meet our specifications requires significant financial resources. In most cases, these financial resources are provided by a newly established real estate entity that is independently owned by the in-market physicians and other partners, including in many cases, members of our executive management team. The real estate entities often enter into mortgage loans to finance the facilities. In some instances, Nutex may participate as a co-borrower or guarantee of this indebtedness. Nutex does not own any of the real estate entities but enters into a long-term market rate lease of the facility for its operations with the real estate entity. Nutex also contracts with this entity to provide administrative services including financial accounting and other responsibilities.

•	Physician LLC entity – the in-market physicians create and independently own the physician entity. In certain states, state laws and regulations prohibit non-physician ownership of physician practices. The physician entity employs or contracts with physicians who will staff the new location. We contract with the physician entities to provide administrative services including claims billing and collections, financial accounting and other responsibilities.

•	Hospital facility entity – Nutex typically has 70% or more equity ownership of new hospital facilities and in-market physicians usually own much of the remaining equity. The participation by in-market physicians in owning the hospital facility is a key factor in our success. The hospital facility contracts with the physician entity to provide physician staffing and enters into a lease of the physical facility with the associated real estate entity. The hospital facility provides the operating equipment and supplies and employs nursing and other staffing for local operations.

Our relationships with physician partners are critical to our success. The physician partners’ financial participation through ownership in whole, or in part, of the above entities aligns our interests towards achieving common business goals and helps us have a high satisfaction and retention rate of physicians.

Having good physician relationships is also fundamental to our success in developing and operating IPAs. We begin development of new IPAs by identifying underserved markets. As noted previously, we are focused on launching IPAs in markets around our micro-hospitals. Doing so will leverage our existing physician relationships and increase visibility of our micro-hospitals in the marketplace. Once the physician provider network is secured, we work to contract with health insurance plans and begin enrolling patients in the new IPA.

We may achieve our growth strategy in part by acquiring or contracting existing healthcare facilities and IPAs.

There can be no assurance that we will be successful in executing our growth strategy. In addition to establishing and maintaining strong physician relationships, our growth strategy requires significant financial resources to equip and staff new locations, fund cash needs until the location becomes profitable and provide for working capital needs. If we are not able to successfully execute upon our growth strategies, there may be a material adverse effect on our business, financial condition, cash flows and results of operations.

Competition

The healthcare industry is highly competitive and highly fragmented. We face competition in every aspect of our business, including in offering a favorable reimbursement structure for existing physician partners and attracting physician partners who are not contracted with us, from a range of large and medium-sized local and national companies that provide care under a variety of models that could attract patients, providers, and payors. Our primary competitors are free-standing emergency departments and traditional large local hospital systems that are developing micro hospitals to increase their footprint in their local communities. Our competitors typically vary by geography, and we may also encounter competition in the future from other new entrants.

Since there are virtually no substantial capital expenditures required for providing healthcare services, there are few financial barriers to entry in the healthcare industry. Other companies or hospital groups could enter the micro hospital market in the future and divert some, or all, of our business. Our ability to compete successfully varies from location to location and depends on a number of factors that include, but are not limited to: the number of competing facilities in the local market and the types of services available at those facilities, our local reputation for quality care of members, the commitment and expertise of our medical staff, our local service offerings and community programs, the cost of care in each locality, and the physical appearance, location, age and condition of our facilities.

Our growth strategy and our business could be adversely affected if we are not able to continue to access existing geographies, successfully expand into new geographies or maintain or establish new relationships with physician partners. See “Risk Factors.”

The principal competitive factors in our business include the nature and caliber of relationships with physicians; patient healthcare quality, outcomes, and cost; the strength of relationships with payors; the quality of the physician experience; local geography leadership position; and the strength of the underlying economic model. We believe our business, partnership and operations model enables us to compete favorably.

The Healthcare Industry

According to the Centers for Medicare & Medicaid Services, or CMS, national healthcare expenditures grew 9.7% in 2020 to $4.1 trillion. Federal expenditures for healthcare increased by 36% largely in response to the COVID-19 pandemic while private health insurance spending decreased 1%. CMS anticipates that total U.S. healthcare annual expenditures will reach nearly $6.2 trillion by 2028, accounting for approximately 19.7% of the total U.S. gross domestic product.

Hospital services, the market within the healthcare industry in which we primarily operate, is the largest single category of healthcare expenditures. In 2020, hospital care expenditures increased 6.4%, slightly faster than the growth rate of 6.3% in 2019, and totaled nearly $1.3 trillion. This growth reflected a substantial amount of funding from federal programs (including COVID-19 relief) and larger increases in Medicaid spending compared to prior years. CMS projects that the hospital services category will grow at an average of 6.0% annually from 2022 through 2028, reaching nearly $2.1 trillion by 2028.

The U.S. hospital industry includes acute care, rehabilitation and psychiatric facilities that are either public (government owned and operated), not-for-profit private (religious or secular), or for-profit institutions (investor owned). According to the American Hospital Association, there are approximately 5,139 community hospitals in the U.S., which are not-for-profit owned, investor owned, or state or local government owned. Of these hospitals, approximately 35% are located in non-urban communities. Hospital facilities offer a broad range of healthcare services, including internal medicine, general surgery, cardiology, oncology, orthopedics, OB/GYN and emergency services. In addition, hospitals offer other ancillary services, including psychiatric, diagnostic, rehabilitation, home care and outpatient surgery services.

Patients needing the most complex care are more often served by the larger and/or more specialized urban hospitals. We believe opportunities exist in selected markets to create micro-hospitals serving the community’s emergency needs which expand the reach of healthcare services and have less wait times for care often seen in larger hospital emergency departments.

Physician and clinical services expenditures grew 5.4% to $809.5 billion in 2020, faster growth than the 4.2% in 2019. Relative spending for primary care in the U.S. is lower than that of many other developed nations. Preventative primary care is an important focus of U.S. healthcare education to consumers with the goal of improving patient care outcomes through early detection and treatment of illnesses. It also has the added benefit of reducing healthcare costs as extended hospital stays and more costly treatments may be avoided.

Consumers desire affordable primary care with access to specialists as needed. We believe this need may be met by offering IPAs. Our IPAs offer a trusted network of primary care physicians and specialists fostering closer patient-physician relationships.

COVID-19 Pandemic

A novel strain of coronavirus causing the disease known as COVID-19 was first identified in December 2019 and spread throughout the world. While vaccines and booster shots for the COVID-19 virus became widely available in the United States during 2021, COVID-19 continued to result in a significant number of hospitalizations.

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

Governmental Regulation

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships with our providers, vendors and clients, our marketing activities and other aspects of our operations. Of particular importance are:

•	No Surprises Act;
•	the federal physician self-referral law, commonly referred to as the Stark Law;
•	the federal Anti-Kickback Act;
•	the criminal healthcare fraud provisions of HIPAA;
•	the federal False Claims Act;
•	reassignment of payment rules that prohibit certain types of billing and collection;
•	similar state law provisions pertaining to anti-kickback, self-referral and false claims issues;
•	state laws that prohibit general business corporations, such as us, from practicing medicine;
•	laws that regulate debt collection practices as applied to our debt collection practices;

No Surprises Act. The No Surprises Act (“NSA”) is a federal law that took effect January 1, 2022, to protect consumers from most instances of “surprise” balance billing. The legislation was included in the Consolidated Appropriations Act, 2021, which was passed by Congress and signed into law by President Trump on December 27, 2020. With respect to the Company, the NSA limits the amount an insured patient will pay for emergency services furnished by an out-of-network provider. The NSA addresses the payment of these out-of-network providers by group health plans or health insurance issuers (collectively, “insurers”). In particular, the NSA requires insurers to reimburse out-of-network providers at a statutorily calculated “out-of-network rate.” In states without an all-payor model agreement or specified state law, the out-of-network rate is either the amount agreed to by the insurer and the out-of-network provider or an amount determined through an independent dispute resolution (“IDR”) process.

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

Qualifying Payment Amount. The “qualifying payment amount” (QPA) is generally the median of the contracted rates recognized by the plan or issuer under such plans or coverage, respectively, on January 31, 2019, for the same or a similar item or service that is provided by a provider in the same or similar specialty and provided in the geographic region in which the items or service is furnished, with annual increases based on the consumer price index. In other words, the qualifying payment amount is typically the median rate the insurer would have paid for the service if provided by an in-network provider or facility.

Since the NSA became effective January 1, 2022, our average payment by insurers of patient claims for emergency services has declined by approximately 30% including as much as a 37% reduction for physician services. In our experience, insurers often initially pay amounts lower than the QPA without regard for other information relevant to the claim. This requires us to make appeals using the IDR process. We submitted almost 28 thousand cases for IDR in 2022, most in the fourth quarter. The IDR process and subsequent appeals, should we pursue them, require extensive administrative time and delays in collections.

Our experience is similar to that of other healthcare providers. In February 2023, the Emergency Department Physician Management Association reported survey results of its membership. The survey found that in more than 90% of claims surveyed, insurance companies did comply with the NSA’s statutory and regulatory requirements for QPA disclosure and that the average claim payment declined 32% per ER Visit post-NSA.

While we are working within the established processes for IDR, we have had varying successes at achieving collections at or higher than the established QPA. We have undertaken several strategic actions designed to improve our collections results. These include:

•	maximizing our claims coding efficiency,
•	increasing efforts to collect co-pays and co-insurance,
•	adding additional administrative staff to handle the increased administrative IDR burden,
•	having a dedicated IDR team to accelerate resubmission of claims under the IDR process,
•	making appeals for additional payment of claims for periods before and after the NSA final rule was adopted through the IDR process,
•	making efforts to sign favorable contracts with new insurers,
•	working to sign more favorable contracted rates with existing contracted providers,
•	working with both local and national legislatures to enforce the NSA rules and guidelines for Insurers, and
•	focusing on the value-base IPA side of our business, which is less affected by the NSA.

HHS Final Rule. As required by the NSA, the United States Department of Health and Human Services (“HHS”) has established an IDR process under which a certified IDR entity determines the ultimate amount of payment. The HHS’ final rule became effective October 25, 2022.

The final rule is already the subject of legal challenges. The Texas Medical Association (TMA) in September of 2022 filed motions for summary judgment in the U.S. Eastern District of Texas, Tyler Division, seeking to invalidate the IDR related provisions of the final rule, arguing that the QPA does not represent the fair value of the services rendered by the physicians and providers and that the final rule illegally favors the QPA over the fair value of the provider services in contravention of the statutory language of the NSA.

On October 19, 2022, and in addition to amicus briefs by several other national medical associations, the American Society of Anesthesiologists, the American College of Emergency Physicians, and the American College of Radiology, professional associations representing an aggregate of approximately 136,000 physicians, filed an Amicus brief supporting the TMA Motion.

On February 6, 2023, the U.S. District Court ruled in favor of the TMA by granting its motion for summary judgment against the HHS and stating that the revised IDR process in the final rule "continues to place a thumb on the scale" in favor of insurers and conflicts with the statutory provisions of the NSA, is unlawful and must be set aside. The Courts decision vacated all of the revised regulations challenged by the TMA, including HHS’ rule that arbiters must primarily consider the QPA in the IDR process. The court stated that the final rules wrongly require arbitrators to presume the correctness of the QPA and then impose a heightened burden on the remaining statutory factors to overcome that presumption. In addition, the TMA on January 1, 2023, also in the U.S. Eastern District, filed a lawsuit seeking declaratory and injunctive relief to invalidate a recent 600% percent increase in the administrative fees payable in the IDR process.

We are supportive of industry efforts challenging NSA. Our experience, like that of many other healthcare providers, is that the final rule continues to unfairly favor insurers in the determination of the QPA we receive for our healthcare services. It is difficult to predict the ultimate outcome of efforts to challenge or amend the final rule. As well, there can be no assurance that third-party payors will not attempt to further reduce the rates they pay for our services or that additional rules issued under the NSA will not have adverse consequences to our business.

Regulatory Licensing and Certification. Many states, including Arizona, Arkansas, Florida, Indiana, Kansas, Louisiana, New Mexico, Ohio, Oklahoma, Texas, and Wisconsin, require regulatory approval, including licensure and certification, before establishing certain types of clinics offering certain professional and ancillary services, including the services Nutex offers. The operations of the Nutex owned and managed hospitals are subject to extensive federal, state, and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, and proof of financial ability to operate. Our ability to operate profitably depends in part on the ability of Nutex owned and managed facilities and its providers to obtain and maintain all necessary licenses and other approvals, and maintain updates to their enrollment in the Medicare and Medicaid programs, including the addition of new hospital locations, providers and other enrollment information. In addition, certain ancillary services such as the provision of diagnostic laboratory testing require additional state and federal licensure and regulatory oversight, including oversight by CMS, under Clinical Laboratory Improvement Amendments of 1988, or CLIA, which requires all clinical laboratories to meet certain quality assurance, quality control and personnel standards, and comparable state laboratory licensing authorities. Standards for testing under CLIA are based on the complexity of the tests performed by the laboratory, with tests classified as “high complexity,” “moderate complexity,” or “waived.” Nutex owned and managed facilities hold CLIA Certificates of Waiver and perform certain CLIA-waived tests, which subjects such clinics to certain CLIA requirements. Sanctions for failure to comply with applicable state and federal licensing, certification and other regulatory requirements include suspension, revocation or limitation of the applicable authorization, significant fines and penalties and/or an inability to receive reimbursement from government healthcare programs and other third-party payors.

Nutex’ providers must meet minimum requirements to apply for participation or continued participation with Nutex through a credentialing process, including, without limitation, having a valid, current medical license and DEA registration, if required for the provider’s scope of practice, the absence of any debarment, suspension, exclusion or other restriction from receiving payments from any government or other third-party payor program, and clearing National Practitioner Data Bank of any reports and/or disciplinary actions. Nutex’ credentialing program is designed to meet CMS and the National Committee for Quality Assurance, or NCQA, credentialing requirements as well as applicable federal and state laws. Providers are generally recredentialed every three years or more often if necessary, which is consistent with industry guidelines. In addition, network providers are required under their participating provider agreements with Nutex to have established an ongoing quality assurance program. Moreover, Nutex’ contracts may allow Nutex to withhold compensation from time to time based upon the providers meeting certain quality metrics, including HEDIS quality measures and care coordination metrics.

State Corporate Practice of Medicine and Fee-Splitting Laws. Our arrangements with our affiliated professional entities and other physician partners are subject to various state laws, commonly referred to as corporate practice of medicine and fee-splitting laws, which are intended to prevent unlicensed persons from interfering with or influencing the physician’s professional judgment and prohibiting the sharing of professional service fees with non-professional or business interests. These laws vary from state to state, including those where the Company does business, and are subject to broad interpretation and enforcement by state regulators.

A determination of non-compliance against us and/or our affiliated professional entities or other physician partners based on the reinterpretation of existing laws or adoption of new laws could lead to adverse judicial or administrative action, civil or criminal penalties, receipt of cease-and-desist orders from state regulators, loss of provider licenses, and/or restructuring of these arrangements.

Healthcare Fraud and Abuse Laws. We are subject to a number of federal and state healthcare regulatory laws that restrict certain business practices in the healthcare industry. These laws include, but are not limited to, federal and state anti-kickback, false claims, self-referral and other healthcare fraud and abuse laws.

The federal Anti-Kickback Statute, or AKS, prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Several courts have interpreted the AKS’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the AKS has been violated.

The AKS includes statutory exceptions and regulatory safe harbors that protect certain arrangements. By way of example, the AKS safe harbor for value-based arrangements and the safe harbor for arrangements between managed care organizations and downstream contractors both require, among other things, that the arrangement does not induce a person or entity to reduce or limit medically necessary items or services furnished to any patient. Failure to meet the requirements of an applicable AKS safe harbor, however, does not render an arrangement illegal. Rather, the government may evaluate such arrangements on a case-by-case basis, taking into account all facts and circumstances, including the parties’ intent and the arrangement’s potential for abuse, and may be subject to greater scrutiny by enforcement agencies.

The Stark Law prohibits a physician who has a financial relationship, or who has an immediate family member who has a financial relationship, with entities providing designated health services, or DHS, from referring Medicare and Medicaid patients to such entities for the furnishing of DHS, unless an exception applies. The Stark Law also prohibits the entity from billing for any such prohibited referral. Unlike the AKS, the Stark Law is violated if the financial arrangement does not meet an applicable exception, regardless of any intent by the parties to induce or reward referrals or the reasons for the financial relationship and the referral.

The Federal False Claims Act, or FCA, prohibits a person from knowingly presenting, or caused to be presented, a false or fraudulent request for payment from the federal government, or from making a false statement or using a false record to have a claim approved. A claim includes “any request or demand” for money or property presented to the United States government. Moreover, the government may assert that a claim including items and services resulting from a violation of the AKS or the Stark Law constitutes a false or fraudulent claim for purposes of the civil False Claims Act. Penalties for a violation of the FCA include fines for each false claim, plus up to three times the amount of damages caused by each false claim. Private individuals also have the ability to bring actions under these false claims’ laws in the name of the government alleging false and fraudulent claims presented to or paid by the government (or other violations of the statutes) and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, are pervasive in the healthcare industry.

Further, the Civil Monetary Penalties Statute authorizes the imposition of civil monetary penalties, assessments, and exclusion against an individual or entity based on a variety of prohibited conduct, including, but not limited to offering remuneration to a federal health care program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive health care items or services from a particular provider. Moreover, in certain cases, providers who routinely waive copayments and deductibles for Medicare and Medicaid beneficiaries can also be held liable under the AKS and civil FCA. One of the statutory exceptions to the prohibition is non-routine, unadvertised waivers of copayments or deductible amounts based on individualized determinations of financial need or exhaustion of reasonable collection efforts. The HHS’ Office of Inspector General emphasizes, however, that this exception should only be used occasionally to address special financial needs of a particular patient. Although this prohibition applies only to federal healthcare program beneficiaries, the routine waivers of copayments and deductibles offered to patients covered by commercial payors may implicate applicable state laws related to, among other things, unlawful schemes to defraud, excessive fees for services, tortious interference with patient contracts and statutory or common law fraud.

HIPAA also established federal criminal statutes that prohibit, among other things, knowingly and willfully executing, or attempting to execute, a scheme to defraud any healthcare benefit program, including private third-party payors, and knowingly and willfully falsifying, concealing, or covering up a material fact or making any materially false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

Several states in which we operate have also adopted similar fraud and abuse laws as described above. The scope of these laws and the interpretations of them vary from state to state and are enforced by state courts and regulatory authorities, each with broad discretion. Some state fraud and abuse laws apply to items or services reimbursed by any payor, including patients and commercial insurers, not just those reimbursed by a federally funded healthcare program.

Violation of any of these laws or any other governmental regulations that apply may result in significant penalties, including, without limitation, administrative civil and criminal penalties, damages, disgorgement, fines, additional reporting requirements and compliance oversight obligations, in the event that a corporate integrity agreement or other agreement is required to resolve allegations of noncompliance with these laws, the curtailment or restructuring of operations, exclusion from participation in governmental healthcare programs and/ or individual imprisonment.

Healthcare Reform. In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, many of which are intended to contain or reduce healthcare costs. By way of example, in the United States, the ACA substantially changed the way healthcare is financed by both governmental and private insurers. The ACA required, among other things, CMS to establish a Medicare shared savings program that promotes accountability and coordination of care through the creation of ACOs. The Medicare shared savings program allows for providers, physicians and other designated health care professionals and suppliers to form ACOs and voluntarily work together to invest in infrastructure and redesign delivery processes to give coordinated high-quality care to their Medicare patients, avoid unnecessary duplication of services and prevent medical errors. ACOs that achieve quality performance standards established by CMS are eligible to share in a portion of the Medicare program’s cost savings. ACO program methodologies and participation requirements are updated by CMS for each performance year and participants are expected to comply with such program requirements and required to report on performance after the close of the year. ACOs that fail to comply with such program requirements can face penalties or even termination of their participation in the Medicare shared savings program.

Since its enactment, there have been judicial, executive, and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021, through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how other healthcare reform measures of the Biden administration or other efforts, if any, to challenge, repeal or replace the ACA will impact the ACA or our business.

In addition, other legislative changes have been proposed and adopted since the ACA was enacted. These changes included aggregate reductions to Medicare payments to providers of 2% per fiscal year, which went into effect on April 1, 2013, and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional Congressional action is taken. In addition, on January 2, 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, reduced Medicare payments to several providers, including hospitals, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years.

Additionally, the Center for Medicare and Medicaid Innovation continues to test an array of value-based alternative payment models, including the Global and Professional Direct Contracting Model to allow Direct Contracting Entities to negotiate directly with the government to manage traditional Medicare beneficiaries and share in the savings and risks generated from managing such beneficiaries. Although we currently do not participate in these pilot payment models, we may choose to do so in the future. Additional changes that may affect our business include the expansion of new programs such as Medicare payment for performance initiatives for physicians under the Medicare Access and CHIP Reauthorization Act of 2015, which first affected physician payment in 2019. At this time, it is unclear how the introduction of the Medicare quality payment program will impact overall physician reimbursement. In addition, there likely will continue to be regulatory proposals directed at containing or lowering the cost of healthcare, as government healthcare programs and other third-party payors transition from FFS to value-based reimbursement models, which can include risk-sharing, bundled payment and other innovative approaches. It is possible that the federal or state governments will implement additional reductions, increases, or changes in reimbursement in the future under government programs that may adversely affect us or increase the cost of providing our services. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue or attain growth, any of which could have a material impact on our business.

Further, healthcare providers and industry participants are also subject to a growing number of requirements intended to promote the interoperability and exchange of patient health information. For example, on April 5, 2021, healthcare providers and certain other entities became subject to information blocking restrictions pursuant to the Cures Act that prohibit practices that are likely to interfere with the access, exchange or use of electronic health information, except as required by law or specified by the HHS as a reasonable and necessary activity. Violations may result in penalties or other disincentives. It is unclear at this time what the costs of compliance with the new rules will be, and what additional risks there may be to our business.

Data Privacy and Security Laws. We are subject to a number of federal and state laws and regulations that govern the collection, use, disclosure, and protection of health-related and other personal information, including health information privacy and security laws, data breach notification laws, and consumer protection laws and regulations (e.g., Section 5 of the FTC Act). For example, HIPAA imposes obligations on “covered entities,” including certain healthcare providers, such as the affiliated professional entities, health plans, and healthcare clearinghouses, and their respective “business associates” that create, receive, maintain or transmit individually identifiable health information for or on behalf of a covered entity, as well as their covered subcontractors with respect to safeguarding the privacy, security and transmission of individually identifiable health information. Entities that are found to be in violation of HIPAA, whether as the result of a breach of unsecured PHI, a complaint about privacy practices, or an audit by HHS, may be subject to significant civil, criminal, and administrative fines and penalties and/or additional reporting and oversight obligations if required to enter into a resolution agreement and corrective action plan with HHS to settle allegations of HIPAA non-compliance.

In addition, certain state laws, such as the CMIA, the CCPA, and the CPRA, govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

Federal and State Insurance and Managed Care Laws. Regulation of downstream risk-sharing arrangements, including, but not limited to, at-risk and other value-based arrangements, varies significantly from state to state. Some states require downstream entities and risk-bearing entities to obtain an insurance license, a certificate of authority, or an equivalent authorization, in order to participate in downstream risk-sharing arrangements with payors. In some states, statutes, regulations and/or formal guidance explicitly address whether and in what manner the state regulates the transfer of risk by a payor to a downstream entity. However, the majority of states do not explicitly address the issue, and in such states, regulators may nonetheless interpret statutes and regulations to regulate such activity. If downstream risk-sharing arrangements are not regulated directly in a particular state, the state regulatory agency may nonetheless require oversight by the licensed payor as the party to such a downstream risk-sharing arrangement. Such oversight is accomplished via contract and may include the imposition of reserve requirements, as well as reporting obligations. Further, state regulatory stances regarding downstream risk-sharing arrangements can change rapidly and codified provisions may not keep pace with evolving risk-sharing mechanisms and other new value-based reimbursement models. Certain of the states where we currently operate or may choose to operate in the future regulate the operations and financial condition of risk bearing organizations like us and our affiliated providers.

Employees

We had 1,150 full- and part-time employees as of December 31, 2022, including our named executive officers. None of our employees are covered by collective bargaining agreements, and we have not experienced any strikes or work stoppages related to labor relation issues. We believe we have good relations with our employees.

Where You Can Find More Information

We file annual, quarterly and current reports, proxy statements and other information required by the Securities Exchange Act of 1934, as amended (the “Exchange Act”), with the Securities and Exchange Commission (the “SEC”). You may read and copy any document we file with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549, U.S.A. Please call the SEC at 1-800-SEC-0330 for further information on the public reference room. Our SEC filings are also available to the public from the SEC’s internet site at http://www.sec.gov.

On our Internet website, http://www.nutexhealth.com, we post the following recent filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

Item 1A. Risk Factors

Our business, financial condition, and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry, as well as risks that affect businesses in general. The risks disclosed in this Annual Report could materially adversely affect our business, financial condition, cash flows, or results of operations and thus our stock price. These risk factors may be important to understanding other statements in this Annual Report and should be read in conjunction with the consolidated financial statements and related notes in Part I, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part I, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. Because of such risk factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods.

Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described below, which could harm our business, reputation, financial condition, and operating results.

Risks Related to Nutex Health Inc.

Sales of a substantial amount of our Common Stock by our stockholders could cause the price of our Common Stock to fall.

As of February 15, 2023, there were 650,929,125 shares of Common Stock outstanding, including 267,322,776 shares of Common Stock held by Thomas T. Vo, M.D., our Chairman and Chief Executive Officer, 41,964,832 shares of Common Stock held by Matthew S. Young, a director, and 12,008,523 shares of Common Stock held by Michael Chang, our Chief Medical Officer. An additional approximately 271,326,203 shares of Common Stock are held by former holders of member interests in Nutex Health Holdco LLC, who are non-affiliates.

Of the 592,791,712 shares issued in the merger, 395,194,476 shares are subject to lock-up as of the date hereof. On October 1, 2022, the lockup with respect to one-third, or 197,597,237 of those shares, expired. An additional 197,597,237 shares will be released from lockup on April 1, 2023 and the lockup with respect to the remaining 197,597,237 shares will expire on October 1, 2023.

Upon the expiration of the lock-up periods, large amounts of our Common Stock may be sold into the open market or in privately negotiated transactions, which could have the effect of increasing the volatility in the share price of our Common Stock or putting significant downward pressure on the price of our Common Stock.

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

For example, in 2022, we recorded a non-cash impairment charge of $398.1 million to reduce the carrying amount of goodwill for the population health management division reporting unit acquired in the reverse business combination in connection with the Merger. The Company may have to record a significant goodwill impairment in the future, which could materially adversely affect its reported financial results and negatively impact the trading value of its Common Stock.

The laws and regulations applicable to public companies are complex and may require an increasing amount of our management’s time and increase staffing and compliance costs.

We face significant challenges in managing the transition of Nutex’ legacy private held operations to a publicly traded company, which is subject to significant and increasing regulatory oversight and reporting obligations under federal securities laws. Laws pertaining to public companies, including new regulations proposed by the SEC, are increasingly complex and could force management to devote increasing amounts of time to the compliance with such laws and potentially impact time available to the management of our business. The Company will be required to continue to expand its employee base and hire additional employees to support its operations as a public company, which will increase operating costs in future periods.

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

We may need to raise additional capital to expand our operations.

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

In addition, as a result of the NSA becoming effective on January 1, 2022, we experienced a significant decline in collections of patient claims for emergency services and have had only limited success at achieving collections at or higher than the established qualifying payment amount, which is the median in-network contracted rate for the same insurance market. Any sustained decline in the collections we receive for our emergency services could have a material adverse effect on our operations and financial performance and may negatively affect the trading value of our Common Stock.

The estimates and assumptions we are or Nutex Health Holdco was required to make in connection with the preparation of our financial statements may prove to be inaccurate.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.

We apply ASC 606 – Revenue from Contracts with Customers in making estimates of its earned revenue and accounts receivable at each reporting date. This estimation process for variable consideration is highly subjective. The Company regularly conducts a comparative analysis of its actual results to its previously estimated results in order to evaluate whether changes to its estimation process are required. The estimation of variable consideration is particularly complex within the healthcare industry generally because of the broad range of services provided, the range of reimbursements by patient insurance companies and collectability of patient responsible amounts. In addition, our hospital division generally operates as an out-of-network provider and, as such, does not have negotiated reimbursement rates with insurance companies, adding to the complexity and potential uncertainty of the estimation process.

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

We may become subject, from time to time, to legal proceedings, federal and state audits, government investigations, and payor audits, investigations, overpayments, and claims that arise in the ordinary course of business such as claims brought by our clients in connection with commercial disputes or employment claims made by our current or former associates. Litigation and audits may result in substantial costs and may divert management’s attention and resources, which may substantially harm our business, financial condition and results of operations. Insurance may not cover such claims, may not provide sufficient payments to cover all of the costs to resolve one or more such claims and may not continue to be available on terms acceptable to us. A claim brought against us that is uninsured or underinsured could result in unanticipated costs, thereby reducing our earnings and leading analysts or potential investors to reduce their expectations of our performance, which could reduce the market price of our Common Stock.

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

Each of our Hospital Subsidiaries is a party to term loans and lines of credit guaranteed by Nutex Holdco to finance hospital equipment and related assets, for aggregate borrowings of approximately $23.3 million as of December 31, 2022.

In addition, Nutex Holdco has assumed in the Merger and subsequently entered into guarantees of finance lease obligations of each of the Hospital Subsidiaries and mortgage debt of Real Estate Entities affiliated with Dr. Vo, the Company’s chairman and Chief Executive Officer.

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

Risk Related to our Population Health Management Division

o

New physicians and other providers must be properly enrolled in governmental healthcare programs before we can receive reimbursement for their services, and there may be delays in the enrolment process.

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

On January 1, 2022, the NSA and the associated HHS interim final rule becoming effective. As a result, we experienced a significant decline in collections of patient claims for emergency services and have had only limited success at achieving collections at or higher than the established qualifying payment amount, which is the median in-network contracted rate for the same insurance market. Since we cannot predict the outcome of numerous legal challenges and whether the final rule to be adopted by HHS will make the independent dispute resolution process more favorable to us, any sustained decline in the collections we receive for our emergency services could have a material adverse effect on our operations and financial performance and may negatively affect the trading value of our Common Stock.

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

Risks Related to Our Common Stock

An active, liquid trading market for the Company’s Common Stock may not be sustained.

The Company may not be able to maintain an active trading market for its Common Stock on NASDAQ or any other exchange in the future. If an active market for the Common Stock is not maintained after the Merger, or if the Company fails to satisfy the continued listing standards of NASDAQ for any reason and its securities are delisted, it may be difficult for the Company’s securityholders to sell their securities without depressing the market price for the securities or at all. An inactive trading market may also impair the Company’s ability to both raise capital by selling shares of capital stock, attract and motivate employees through equity incentive awards and acquire other companies, products, or technologies by using shares of capital stock as consideration.

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

We are subject to the anti-takeover provisions of the Delaware General Corporation Law (“DGCL”), including Section 203. Under these provisions, if anyone becomes an “interested stockholder,” the Company may not enter into a “business combination” with that person for three years without special approval, which could discourage a third party from making a takeover offer and could delay or prevent a change of control. For purposes of Section 203 of the DGCL, “interested stockholder” means, generally, someone owning 15% or more of the Company’s outstanding voting stock or an affiliate of the Company that owned 15% or more of the Company’s outstanding voting stock during the past three years, subject to certain exceptions as described in Section 203 of the DGCL. As such, Section 203 of the DGCL could prohibit or delay mergers or a change in control and may discourage attempts by other companies to acquire the Company.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive office is located at 6030 S. Rice Ave, Suite C, Houston, Texas 77081. We also maintain corporate offices located at 2455 East Sunrise Blvd. Suite 1204 Fort Lauderdale FL, 33304. Each of these locations is leased. As of December 31, 2022, our hospital division operated 21 micro-hospitals, specialty hospitals and HOPDs in eight states in the U.S. We lease each of these locations. We consolidate three Real Estate Entities which own facilities leased to our hospital division. Our population health management division manages two IPAs and two MSOs which operate from leased locations in two states. We believe that our current facilities are in good condition and adequate to meet our operating needs for the present and immediately foreseeable future.

Item 3.  Legal Proceedings

From time-to-time, the Company is involved in litigation and proceedings as part of its normal course of business. The Company is not a party to any litigation that we believe would have a material effect on our business or financial condition.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Shareholder Matters.

Our common stock is quoted on NASDAQ Capital Market under the symbol “NUTX.”

Shareholders

As of the date of this report, there are approximately 953 shareholders of record of our common stock based upon our transfer agent’s report. Because many of our shares of common stock are held by brokers and other nominees on behalf of stockholders, including in trust, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have not declared or paid any cash dividends on our common stock. To date we have utilized all available cash to finance our operations. Payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Warrants

At December 31, 2022, there were 11,033,015 warrants outstanding for the purchase of Company common stock. Refer to Note 13 to the consolidated financial statements included in this annual report for additional information relating to outstanding warrants.

Equity Compensation Plans

In 2022, the Company adopted the Amended and Restated Nutex Health Inc. 2022 Equity Incentive Plan (the "2022 Plan"). The maximum aggregate number of shares that may be issued under the 2022 Plan is 5,000,000 shares, subject to increases on January 1st of each calendar year through January 1, 2027 of up to 5% annually at the discretion of the compensation committee of our Board of Directors. A total of 2,416,221 shares were available for issuance under the 2022 Plan at December 31, 2022. Awards granted under the 2022 Plan have a ten-year term and may be incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units or performance shares. The awards are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a four-year period.

At December 31, 2022, there were 5,147,770 options outstanding for the purchase of Common Stock. Refer to Note 12 to the consolidated financial statements included in this annual report for additional information relating to outstanding options.

Recent Sales of Unregistered Securities

On November 14, 2022, the Company and Lincoln Park Capital Fund, LLC (the “Investor”) entered into a purchase agreement pursuant to which we have the right, in our sole discretion, but not the obligation, to sell to the Investor up to $100 million worth of shares of Common Stock, over the 36-month term of the Agreement. We will control the timing and amount of any future sales of our Common Stock and the Investor is obligated to make purchases in accordance with the Agreement, subject to various limitations including those under the Nasdaq listing rules.

In connection with the execution of such purchase agreement, the Company issued 1,356,318 shares of Common Stock to the Investor as a commitment fee, in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

No other shares of Common Stock have been sold under the purchase agreement with the Investor.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

In November 2022, we agreed to the rescission of the May 2022 exercise of 819,000 common stock warrants by a third-party. For accounting purposes, this was treated as a repurchase of the issued common stock for $588 thousand and modification of the warrant agreement for $561 thousand.

Item 6. Reserved

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion is intended to assist you in understanding our results of operations and our present financial condition and contains forward-looking statements that reflect our future plans, estimates, beliefs and expected performance. The forward-looking statements are dependent upon events, risks and uncertainties that may be outside our control. We caution you that our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences are discussed elsewhere in this Annual Report, particularly in the “Cautionary Note Regarding Forward-Looking Statements” and “Risk Factors,” all of which are difficult to predict. In light of these risks, uncertainties and assumptions, the forward-looking events discussed may not occur. We do not undertake any obligation to publicly update any forward-looking statements except as otherwise required by applicable law.

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

Overview

Nutex Health Inc. is a physician-led, healthcare services and operations company with 19 hospital facilities in eight states (hospital division), and a primary care-centric, risk-bearing population health management division. Our hospital division implements and operates innovative health care models, including micro-hospitals, specialty hospitals and hospital outpatient departments (“HOPDs”). The population health management division owns and operates provider networks such as independent physician associations (“IPAs”) and offers a cloud-based proprietary technology platform to IPAs which aggregates clinical and claims data across multiple settings, information systems and sources to create a holistic view of patients and providers.

We employ 1,150 full- and part-time employees and partner with over 800 physicians. Our corporate headquarters is based in Houston, Texas. We were incorporated on April 13, 2000 in the state of Delaware.

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

The Real Estate Entities own the land and hospital buildings which are leased to our hospital entities. The Real Estate Entities have mortgage loans payable to third parties which are collateralized by the land and buildings. We consolidate the Real Estate Entities as VIEs in instances where our hospital entities are guarantors or co-borrowers under their outstanding mortgage loans. During the second quarter of 2022, we deconsolidated 17 Real Estate Entities after the third-party lenders released our guarantees of associated mortgage loans, leaving three Real Estate Entities as current VIEs consolidated in our financial statements.

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

We receive payment for facility services rendered by us from federal agencies, private insurance carriers, and patients. The Physician LLCs receive payment for doctor services from these same sources. On average, greater than 90% of our net patient service revenue are paid by insurers, federal agencies, and other non-patient third parties. The remaining revenues are paid by our patients in the form of copays, deductibles, and self-payment. We generally operate as an out-of-network provider and, as such, do not have negotiated reimbursement rates with insurance companies. In the fourth quarter of 2022, we signed in-network provider contracts with the Provider Network of America (PNA). These contracts provide for payment to us of claims at 300% of the Medicare allowable rates for our services provided to PNA members.

The following tables present the allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage:

	Year ended December 31,
	2022	2021	2020

Insurance	89%	96%	96%
Self pay	9%	3%	3%
Workers compensation	1%	1%	1%
Medicare/Medicaid	1%	0%	0%
Total	100%	100%	100%

The population health management division recognizes revenue for capitation and management fees for services to IPAs and physician groups and for the licensing, training, and consulting related to our cloud-based proprietary technology. Capitation revenue consists primarily of capitated fees for medical services provided by physician-owned entities we consolidate as VIEs. Capitated arrangements are made directly with various managed care providers including HMOs. Capitation revenues are typically prepaid monthly to us based on the number of enrollees selecting us as their healthcare provider. Capitation is a fixed payment amount per patient per unit of time paid in advance for the delivery of health care services, whereby the service providers are generally liable for excess medical costs. We receive management fees that are based on gross capitation revenues of the IPAs or physician groups we manage.

Our growth strategy. We plan to expand our operations by entering new market areas either through development of new hospitals, formation of new IPAs or by making acquisitions. We expect to open 15 to 20 new hospital facilities by the middle of the year 2025. These facilities are either under construction or in advanced planning stages and will result in our expansion into four new states: Florida, Wisconsin, Ohio and Idaho. We anticipate launching one-to-three additional IPAs per year principally in geographic areas around our existing micro-hospitals.

COVID-19 Pandemic

A novel strain of coronavirus causing the disease known as COVID-19 was first identified in December 2019 and spread throughout the world. While vaccines and booster shots for the COVID-19 virus became widely available in the United States during 2021, COVID-19 continued to result in a significant number of hospitalizations.

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

Qualifying Payment Amount. The “qualifying payment amount” (QPA) is generally the median of the contracted rates recognized by the plan or issuer under such plans or coverage, respectively, on January 31, 2019, for the same or a similar item or service that is provided by a provider in the same or similar specialty and provided in the geographic region in which the items or service is furnished, with annual increases based on the consumer price index. In other words, the qualifying payment amount is typically the median rate the insurer would have paid for the service if provided by an in-network provider or facility.

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

Since the NSA became effective January 1, 2022, our average payment by insurers of patient claims for emergency services has declined by approximately 30% including as much as a 37% reduction for physician services. In our experience, insurers often initially pay amounts lower than the QPA without regard for other information relevant to the claim. This requires us to make appeals using the IDR process. We submitted almost 28 thousand cases for IDR in 2022, most in the fourth quarter. The IDR process and subsequent appeals, should we pursue them, require extensive administrative time and delays in collections.

Our experience is similar to that of other healthcare providers. In February 2023, the Emergency Department Physician Management Association reported survey results of its membership. The survey found that in more than 90% of claims surveyed, insurance companies followed the final rules implemented under the NSA for QPA disclosure and that the average claim payment declined 32% per ER Visit post-NSA.

While we are working within the established processes for IDR, we have had varying successes at achieving collections at or higher than the established QPA. We have undertaken several strategic actions designed to improve our collections results. These include:

•	maximizing our claims coding efficiency,
•	increasing efforts to collect co-pays and co-insurance,
•	adding additional administrative staff to handle the increased administrative IDR burden,
•	having a dedicated IDR team to accelerate resubmission of claims under the IDR process,
•	making appeals for additional payment of claims for periods before and after the NSA final rule was adopted through the IDR process,
•	making efforts to sign favorable contracts with new insurers,
•	working to sign more favorable contracted rates with existing contracted providers,
•	working with both local and national legislatures to enforce the NSA rules and guidelines for Insurers, and
•	focusing on the value-base IPA side of our business, which is less affected by the NSA.

The final rule is already the subject of legal challenges. The Texas Medical Association (TMA) in September of 2022 filed motions for summary judgment in the U.S. Eastern District of Texas, Tyler Division, seeking to invalidate the IDR related provisions of the final rule, arguing that the QPA does not represent the fair value of the services rendered by the physicians and providers and that the final rule illegally favors the QPA over the fair value of the provider services in contravention of the statutory language of the NSA.

On October 19, 2022, and in addition to amicus briefs by several other national medical associations, the American Society of Anesthesiologists, the American College of Emergency Physicians, and the American College of Radiology, professional associations representing an aggregate of approximately 136,000 physicians, filed an Amicus brief supporting the TMA Motion.

On February 6, 2023, the U.S. District Court ruled in favor of the TMA by granting its motion for summary judgment against the HHS and stating that the revised IDR process in the final rule "continues to place a thumb on the scale" in favor of insurers and conflicts with the statutory provisions of the NSA, is unlawful and must be set aside. The Courts decision vacated all of the revised regulations challenged by the TMA, including HHS’ rule that arbiters must primarily consider the QPA in the IDR process. The court stated that the final rules wrongly require arbitrators to presume the correctness of the QPA and then impose a heightened burden on the remaining statutory factors to overcome that presumption. In addition, the TMA on January 1, 2023, also in the U.S. Eastern District, filed a lawsuit seeking declaratory and injunctive relief to invalidate a recent 600% percent increase in the administrative fees payable in the IDR process.

We are supportive of industry efforts challenging NSA. Our experience, like that of many other healthcare providers, is that the final rule continues to unfairly favor insurers in the determination of the QPA we receive for our healthcare services. It is difficult to predict the ultimate outcome of efforts to challenge or amend the final rule. As well, there can be no assurance that third-party payors will not attempt to further reduce the rates they pay for our services or that additional rules issued under the NSA will not have adverse consequences to our business.

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

Following is our results of operations for the periods shown:

	Year ended December 31,
	2022	2021	2020
Revenue:
Hospital division	$198,508,245	$331,531,311	$274,029,061
Population health management division	20,786,061	-	-
Total revenue	219,294,306	331,531,311	274,029,061
Segment operating income:
Hospital division	13,064,913	179,280,958	157,606,159
Population health management division	387,469	-	-
Total segment operating income	13,452,382	179,280,958	157,606,159
Corporate and other costs:
Acquisition costs	3,885,666	3,553,716	-
Impairment of goodwill	398,135,038	-	-
General and administrative expenses	18,030,832	5,462,344	4,432,272
Total corporate and other costs	420,051,536	9,016,060	4,432,272
Interest expense	12,490,260	6,196,026	6,432,941
Other expense (income)	559,299	(5,422,144)	1,001,711
Income before taxes	(419,648,713)	169,491,016	145,739,235
Income tax expense	13,090,905	965,731	181,341

Net income (loss)	(432,739,618)	168,525,285	145,557,894
Less: net income (loss) attributable to noncontrolling interests	(7,959,172)	35,931,957	39,588,009
Net income (loss) attributable to Nutex Health Inc.	$(424,780,446)	$132,593,328	$105,969,885

Adjusted EBITDA	$12,547,923	$145,220,199	$114,866,741

Year Ended December 31, 2022 Compared to Year Ended December 31, 2021

We reported a net loss attributable to Nutex Health Inc. of $424.8 million, or a loss of $0.67 per share, for 2022 as compared with net income attributable to Nutex Health Inc. of $132.6 million, or $0.22 per diluted share, for 2021. Our 2022 results were principally affected by:

•	A non-cash impairment charge of $398.1 million to reduce the carrying amount of goodwill for the population health management division reporting unit acquired in the reverse business combination;
•	Decrease in revenue caused by legislative changes reducing the amounts we are able to collect for patient services to median in-network rates;
•	Start-up costs associated with five new facilities opened since April 2021 which are experiencing favorable market acceptance but not yet fully achieving break-even profitability;
•	Higher overall costs of employees and independent contractors.

Adjusted EBITDA for 2022 was $12.5 million as compared $145.2 million for 2021. Refer to Non-GAAP Financial Measures discussed below for a definition and reconciliation of Adjusted EBITDA. The items affecting revenue and start-up costs contributed significantly to the decline in Adjusted EBITDA in the 2022 period.

A discussion of our segment results is included below.

Hospital Division. Our revenue for 2022 totaled $198.5 million as compared to $331.5 million for 2021, a decrease of 40% caused by a reduction in both collection amounts and the number of patient visits. The following table shows the number of patient visits during the periods:

	Year ended December 31,
	2022	2021
Patient visits:
Hospital	161,014	189,016

Total patient visits decreased 15% during 2022 as compared with 2021. Patient visits in 2021 included significant volumes of COVID-19 related cases. The average acuity or severity of patient cases in the 2022 period was slightly higher than in 2021 but only minimally offset the impact of the lower number of total patient visits.

Collections during the years 2020 and 2021 benefited from provisions of the CARES Act which waived insurance copayments, coinsurance, and annual deductibles for laboratory tests and visits at an emergency department of a hospital to diagnose COVID-19. These provisions of the CARES Act expired on June 30, 2021. While these provisions were effective, we experienced higher levels of revenue due to a shift of payor mix.

In 2022, the average payment by insurers for patient claims for emergency services declined by approximately 30% principally because of the NSA compared to prior periods. We also experienced a decrease in collection for the remaining amounts of account receivable for periods before 2022. We believe this decline was caused, in part, by insurers underpaying these claims in the same way we are experiencing lower claim payments since the NSA became effective.

The hospital division’s operating income was $13.1 million during 2022, down 93% as compared $179.3 million in the same period of 2021. Our operating income for 2022 was adversely affected by the reduction in net revenue discussed above. Further, start-up costs for newer facilities contributed to reduced segment operating results. We have opened five new facilities since April 2021. Start-up costs include complete staffing for 24/7 operations, lease costs, in-market advertising and other operating expenses. These costs often exceed our revenue at these facilities until they achieve sustaining volumes of patient visits. In general, we expect new facilities to reach profitability within 12 months. In this time, we also added additional staff to manage higher volumes of medical claims billing and collection administration.

Population Health Management Division. We completed our reverse business combination with Clinigence in April 2022. Clinigence’s operations are reported as the population health management division. Our total revenue for 2022 for this division was $20.8 million consisting of capitation revenue of $15.5 million, management fees of $4.3 million and SaaS revenue of $946 thousand. Capitation revenue is recognized by our consolidated VIE, AHISP. We do not have an equity interest in this VIE but consolidate it since we are the primary beneficiary of its operations under our management services contract with them. We also earn management fees under our management services contracts with other IPAs and MSOs which are reported as revenue.

The population health management division had $387 thousand of operating income for 2022 since completion of the reverse business combination. Strategically, we are focused on the growth of this division principally through the addition of new independent physician associations and have staffed our organization to manage larger numbers of such organizations.

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

At December 31, 2022, three Real Estate Entities continue to be consolidated in our financial statements. We expect that hospitals we open in the future may be leased from new Real Estate Entities which may be owned in whole or part by related parties. Third-party lenders to these entities may require that we provide a guarantee or become co-borrowers under mortgage indebtedness financings for such facilities. In such instances, we may be required to consolidate these new Real Estate Entities in our financial statements as VIEs.

Corporate and other costs. Corporate and other costs in 2022 included general and administrative expenses totaling $18.0 million, acquisition costs for the reverse business combination with Clinigence totaling $3.9 million and a non-cash impairment charge reducing goodwill totaling $398.1 million. Our corporate costs for 2021 included general and administrative costs of $5.5 million and acquisition costs of $3.6 million. General and administrative costs include our executive management, accounting, human resources, corporate technology, insurance and professional fees. We have incurred higher levels of professional fees as a public company. In 2022, we have made staffing additions commensurate with our operational growth and made key additions to our executive management team.

As a public company, we must comply with new laws, regulations and requirements, certain corporate governance provisions of the Sarbanes-Oxley Act of 2002, related regulations of the SEC and the continued listing requirements of the NASDAQ, with which we were not required to comply with as a private company. We incur additional annual expenses related to these matters and, among other things, additional directors’ and officers’ liability insurance, director fees, reporting requirements of the SEC, transfer agent fees, hiring additional accounting, legal and administrative personnel, increased auditing and legal fees and similar expenses.

In 2022, we recognized a non-cash impairment charge of $398.1 million, as revised, to reduce the carrying amount of goodwill for the population health management division reporting unit acquired in the reverse business combination. This impairment was determined as part of our annual test for impairment of goodwill. This test is made by comparing the estimated fair values of our reporting units to their respective carrying values. We use an income method to estimate the fair value of these assets, which is based on forecasts of the expected future cash flows attributable to the respective assets and is subject to significant estimates and assumptions. In performing this test, we determined that the estimated fair value of our population health management division reporting unit was less than its carrying value recorded in the reverse business combination. Therefore, we conducted a second step of the goodwill impairment test to determine the implied fair value of the reporting unit's goodwill. The non-cash impairment charge reduced the excess carrying amount of goodwill for the population health management division that were greater than its residual fair value. As discussed in Item 8, “Financial Statements – Note 20 – Quarterly Financial Data, we made a retrospective adjustment to reduce the amount of goodwill impairment expense from the $408.5 million previously recognized in our quarterly report on Form 10-Q for the period ended September 30, 2022 to $398.1 million.

Nonoperating items

Interest expense. Interest expense totaled $12.5 million in 2022 as compared with $6.2 million for 2021. This includes interest expense associated with the mortgage indebtedness of consolidated Real Estate Entities, interest expense on outstanding term notes and lines of credit for financing operating equipment and working capital needs, interest expense for financing leases and the accretion costs related to the conversion of notes assumed in the Clinigence transaction. Interest expense is expected to decline in future periods as a result of the deconsolidation of 17 Real Estate Entities and their associated mortgage indebtedness during the second quarter of 2022 as well as due to the elimination of accretion costs related to the conversion of notes payable assumed in the Clinigence transaction.

Income tax expense. In periods before our merger with Clinigence, Nutex Health Holdco LLC and the Nutex Subsidiaries were pass-through entities treated as partnerships for U.S. federal income tax purposes. No provision for federal income taxes was provided for these periods as federal taxes were obligations of these companies’ members. After the merger, Nutex Health Holdco LLC became a wholly-owned subsidiary of Clinigence and is included in its consolidated corporate tax filings. We recognized a non-cash charge of $21.3 million to income tax expense during 2022 for the change in tax status of Nutex Health Holdco LLC. This charge provides for the accumulated net deferred tax liabilities representing the differences between the book and tax bases of Nutex Health Holdco LLC’s assets and liabilities as of the April 1, 2022 change in tax status.

At the time of our merger with Clinigence, Clinigence had a full valuation allowance against its deferred tax assets. We recorded a non-cash benefit of $2.4 million to income tax expense to remove the acquired valuation allowance after we concluded that the associated deferred tax assets would be realizable.

Each of the discrete items above, as well as the non-deductible goodwill impairment expense also recognized 2022, are one-time, non-cash items.

Year Ended December 31, 2021 Compared to Year Ended December 31, 2020

We reported net income attributable to Nutex Health Inc. of $132.6 million, or $0.22 per diluted share, for the year ended December 31, 2021 as compared with $106.0 million, or $0.18 per diluted share, for 2020. Our 2021 results benefited from higher patient volumes including COVID-19 related cases.

Adjusted EBITDA for 2021 was a $145.2 million as compared with $114.9 million for 2020. Refer to Non-GAAP Financial Measures discussed below for a definition and reconciliation of Adjusted EBITDA.

A discussion of our segment results follows.

Hospital Division. Our revenue for 2021 totaled $331.5 million as compared to $274.0 million for 2020, an increase of 21% principally caused by higher patient volumes including COVID-19 related cases. The following table shows the number of patient visits during the periods:

	Year ended December 31,
	2021	2020
Patient visits:
Hospital	189,016	168,443

Total patient visits increased 12% in 2021 as compared with 2020. Patient visits each year included significant volumes of COVID-19 related cases each year. The number and acuity of patient visits in the fall of 2021 increased significantly due to the emergence of the Omicron variant of the COVID-19 virus. These higher volumes began to subside in early-2022.

Collections during the years 2020 and 2021 benefited from provisions of the CARES Act which waived insurance copayments, coinsurance, and annual deductibles for laboratory tests and visits at an emergency department of a hospital to diagnose COVID-19. These provisions of the CARES Act expired on June 30, 2021. While these provisions were effective, we experienced higher levels of revenue due to a shift of payor mix.

The hospital division’s operating income was $179.3 million during 2021, up $21.7 million or almost 14% from $157.6 million reported for 2020. Our operating income for 2021 benefited from the higher revenues discussed above.

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

Corporate and other costs. Corporate and other costs in 2021 included general and administrative expenses totaling $5.5 million as compared with $4.4 million for 2020. Acquisition costs totaled $3.6 million in 2021. These acquisition costs and higher levels of general and administrative expenses in 2021 were incurred as we prepared for our reverse business combination with Clinigence and added corporate staffing in preparation for our public listing.

Nonoperating items

Interest expense. Interest expense totaled $6.2 million in 2021 as compared with $6.4 million for 2020. This includes interest expense associated with the mortgage indebtedness of consolidated Real Estate Entities and interest expense on outstanding term notes and lines of credit for financing operating equipment and working capital needs.

Income tax expense. As discussed above, in periods before our merger with Clinigence, Nutex Health Holdco LLC and the Nutex Subsidiaries were pass-through entities treated as partnerships for U.S. federal income tax purposes. No provision for federal income taxes was provided for these periods as federal taxes were obligations of these companies’ members. Reported amounts for income tax expense in these periods were for Texas state tax obligations.

Liquidity and Capital Resources

As of December 31, 2022, we had $34.3 million of cash and equivalents, compared to $36.1 million of cash and equivalents at December 31, 2021.

Significant sources and uses of cash during 2022.

Sources of cash:

•	Cash from operating activities was $50.6 million, which included $64.3 million from the primary components of our working capital (receivables, inventories, accounts payable and expenses).
•	Clinigence’s balance sheet at the merger date included $12.7 million of cash.
•	We received net proceeds of $3.4 million from borrowings under notes payable and lines of credit.
•	We received net proceeds of $4.2 million from the exercise of common stock warrants and options.
•	Non-controlling members made cash capital contributions of $4.5 million.

Uses of cash:

•	Capital expenditures were $14.6 million.
•	We made distributions to our owners related to operations prior to the merger with Clinigence and to noncontrolling interest owners totaling $51.2 million.
•	Cash associated with the 17 deconsolidated Real Estate Entities totaled $2.4 million.

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

Indebtedness. The Company’s indebtedness at December 31, 2022 is presented in Item 8, “Financial Statements – Note 8 – Debt” and our lease obligations are presented in Item 8, “Financial Statements—Note 9 – Leases.”

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

Certain outstanding debt arrangements require minimum debt service coverage ratios and other financial covenants. At December 31, 2022, we were not in compliance with the debt service coverage ratio for term loan with an outstanding balance of $1.0 million. This balance has been included in current liabilities. At December 31, 2022, we had remaining availability of $2.1 million under outstanding lines of credit.

Committed Investment Agreement with Lincoln Park Capital. On November 14, 2022, Nutex and Lincoln Park Capital Fund, LLC, an Illinois limited liability company (the “Investor”), entered into a purchase agreement pursuant to which Nutex has the right, in its sole discretion, but not the obligation, to sell to the Investor up to $100 million worth of shares of Common Stock, over the 36-month term of the purchase agreement, subject to the terms and conditions provided therein. Nutex will control the timing and amount of any future sales of its Common Stock and the Investor is obligated to make purchases in accordance with the purchase agreement, subject to various limitations including those under the Nasdaq listing rules.

Nutex intends to use the net proceeds from the future sale of its Common Stock for working capital and general corporate purposes to support its growth.

Regular Purchases: At any time after the satisfaction of certain conditions including the effectiveness of a registration statement, the Company has the right, but not the obligation, to require the Investor to purchase on any particular trading day (“Purchase Date”) up to:

●	300,000 shares of Common Stock provided that the closing price is not below $0.10;
●	600,000 shares if the closing price is not below $0.75; and
●	900,000 shares if the closing price is not below $1.50.

The Investor’s committed obligation under each Regular Purchase shall not exceed $3,000,000. For Regular Purchases the purchase price shall be equal to 97% of the lesser of:

●	the lowest sale price of the Common Stock during the applicable Purchase Date; or
●	the average of the three lowest closing sale prices of the Common Stock during the ten business days prior to the applicable Purchase Date.

Accelerated Purchases: In addition to Regular Purchases and provided that the Company has directed a Regular Purchase in full (as set forth above), the Company in its sole discretion may require the Investor on each Purchase Date to purchase on the following business day (the “Accelerated Purchase Date”) up to the lesser of:

●	three times the number of shares purchased pursuant to such Regular Purchase; or
●	30% of the trading volume on the Accelerated Purchase Date;

In each case, the purchase price shall be equal to 97% of the lesser of:

●	the closing sale price on the Accelerated Purchase Date; or
●	the Accelerated Purchase Date’s volume weighted average price.

There is no upper limit to the price per share that the Investor may pay for future issuances of Common Stock under the Agreement, and the Investor has agreed not to cause or engage in any direct or indirect short selling or hedging of our Common Stock. No warrants are being issued the Investor and the Agreement does not contain any rights of first refusal, participation rights, penalties, or liquidated damages provisions in favor of any party.

In connection with the execution of the Agreement, the Company issued 1,356,318 shares of Common Stock to the Investor as a commitment fee, in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Under the Agreement, issuances of Common Stock may be suspended upon the occurrence of customary events, including the unavailability of the resale registration statement. The Company has the right at any time for any reason to terminate the Agreement.

Off-Balance Sheet Arrangements

As of December 31, 2022, we had no material off-balance sheet arrangements.

Non-GAAP Financial Measures

Adjusted EBITDA. Adjusted EBITDA is used as a supplemental non-GAAP financial measure by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance.

We define Adjusted EBITDA as net income (loss) attributable to Nutex Health Inc. plus net interest expense, income taxes, depreciation and amortization, further adjusted for stock-based compensation, certain defined items of expense, any acquisition-related costs and impairments. A reconciliation of net income to Adjusted EBITDA is included below. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.

	Year ended December 31,
	2022	2021	2020
Reconciliation of net income (loss) attributable to Nutex Health Inc. to Adjusted EBITDA:
Net income (loss) attributable to Nutex Health Inc.	$(424,780,446)	$132,593,328	$105,969,885
Depreciation and amortization	13,131,374	7,662,464	5,898,361
Interest expense, net	12,490,260	6,196,026	6,432,941
Income tax expense	13,090,905	965,731	181,341
Allocation to noncontrolling interests	(4,837,514)	(5,751,066)	(3,615,787)
EBITDA	(390,905,421)	141,666,483	114,866,741
Stock-based compensation expense	189,581	-	-
Rescission of warrant exercise	1,243,059	-	-
Impairment of goodwill	398,135,038	-	-
Acquisition costs	3,885,666	3,553,716	-
Adjusted EBITDA	$12,547,923	$145,220,199	$114,866,741

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

The transaction price is determined based on gross charges for services provided, reduced by contractual adjustments provided to third-party payors, discounts and implicit e concessions provided primarily to uninsured patients in accordance with the Company’s policy. For uninsured patients, the Company recognizes revenue based on established rates, subject to certain discounts and implicit price concessions. The Company is reimbursed from third party payors under various methodologies based on the level of care provided. We are considered “out-of-network” with commercial health plans. As there are no contractual rates established with insurance entities, revenues are estimated based on the “usual and customary” charges allowed by insurance payors using historical collection experience, historical trends of refunds and payor payment adjustments (retractions). Revenue from the Medicare program is based on reimbursement rates set by governmental authorities.

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

We receive management fees that are based on gross capitation revenues of the IPAs or physician groups we manage. Revenue is recognized and received monthly for our services. In addition, we provide consultant services that are charged as a flat fixed rate and recognized as revenue when the service is performed. Consultant services revenues represent a small portion of our total revenue.

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

During the three months ended September 30, 2022, we determined that the estimated fair value of our population health management division reporting unit which was acquired in the reverse business combination with Clinigence was less than its carrying value. Therefore, we conducted a second step of the goodwill impairment test to determine the implied fair value of the reporting unit’s goodwill. In this analysis, we allocated the fair value of the reporting unit to identifiable assets and liabilities of the reporting unit. The residual fair value after this allocation was compared to the goodwill balance with the excess goodwill charged to expense. Based on this analysis, we recognized a non-cash impairment charge of $398.1 million, as revised, to reduce the carrying amount of goodwill for the population health management division reporting unit. As discussed in Item 8, “Financial Statements – Note 20 – Quarterly Financial Data, we made a retrospective adjustment to reduce the amount of goodwill impairment expense from the $408.5 million previously recognized in our quarterly report on Form 10-Q for the period ended September 30, 2022 to $398.1 million.

We believe the estimates and assumptions utilized in our impairment testing are reasonable and are comparable to those that would be used by other marketplace participants. However, actual events and results could differ substantially from those used in our valuations. To the extent such factors result in a failure to achieve the level of projected cash flows used to estimate fair value for purposes of establishing or subsequently impairing the carrying amount of goodwill and intangible assets, we may need to record additional non-cash impairment charges in the future.

Item 7A. Quantitative and Qualitative Disclosure About Market Risk

We are exposed to market risk related to changes in interest rates, primarily as a result of the line of credit facilities which bear interest based on floating rates.

The estimated fair value of our long-term debt approximates the carrying amount at December 31, 2022 due to its relatively short maturity. To mitigate the impact of fluctuations in interest rates, we generally target our debt portfolio to be maintained at fixed rates.

Item 8. Financial Statements and Supplementary Data

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Nutex Health Inc. (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting. The Company has designed its internal control over financial reporting to provide reasonable assurance on the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of inherent limitations in internal control over financial reporting, such controls may not prevent or detect misstatements. Also, projections of any evaluation of the effectiveness of internal controls to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual consolidated financial statements, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

Based on this assessment, the following material weaknesses have been identified:

●	The Company did not design and implement logical access controls for certain financially relevant systems. Business process controls, both automated and manual, that are dependent upon the information derived from those financially relevant systems were also determined to be ineffective as a result of such deficiency;

●	Business process controls across the entity’s financial reporting processes were not effectively designed and implemented to properly address the risk of material misstatement, including controls without proper segregation of duties between preparer and reviewer and key management review controls; and

●	Ineffective design and implementation of controls over the completeness and accuracy of information included in key spreadsheets supporting the financial statements.

Each of these material weaknesses is further described in Part II, Item 9A. Management has concluded that, based on applying the COSO criteria, as of December 31, 2022, the Company’s internal control over financial reporting was not effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We have made progress towards remediation and continue to implement our remediation plan. See the “Remediation of Material Weakness” caption in Part II, Item 9A for further information.

Marcum llp, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on the effectiveness of the Company’s internal control over financial reporting, a copy of which appears on page 56-57.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Members and Board of Directors of

Nutex Health, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nutex Health, Inc (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of  operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2022, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 1, 2023, expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

Accounting for Identifiable Intangible Assets related to Merger with Clinigence Holdings, Inc. (Clinigence”)

Description of the Matter

As discussed in Note 1 of the financial statements, the Company completed a merger with Clinigence on April 1, 2022. The merger of Nutex Health Holdco LLC and Clinigence was accounted for as a reverse business combination with the Company as the accounting acquirer in accordance with ASC 805, Business Combinations, and Clinigence as the accounting acquiree.

Auditing the Company's accounting for the acquisition of Clinigence was complex due to the significant estimates in determining the fair value of its identifiable intangible assets, which principally consisted of member relationships, management contracts and trademarks. The uncertainty of significant estimates was primarily due to the sensitivity of the underlying assumptions related to future performance of the acquired business. The significant assumptions used to estimate the fair value of the member relationships included the future operating performance and cash flows generated by the member relationships and a discount rate. The significant assumptions used to estimate the fair value of the management contracts included the future operating performance and cash flows generated by the management contracts and a discount rate. The significant assumptions used to estimate the fair value of the trademarks included the projected revenues generated by the trademarks, a royalty rate, and a discount rate. These significant assumptions are forward looking and could be affected by future economic and market conditions.

How We Addressed the Matter in Our Audit

Our audit procedures related to the accounting for the acquisition of Clinigence to address this critical audit matter included the following:

●	We obtained an understanding of the Company’s method of valuing the identifiable intangible assets related to the acquisition.
●	Additionally, we read the purchase agreement to identify the significant terms, and tested management’s process for estimating the fair value of member relationships, customer relationships, management contracts and trademarks including:
o	We involved our valuation specialists to assist in our evaluation of the methodologies used by the Company and the significant assumptions included in the fair value estimates, which included guideline companies, discount rates, internal rate of return, weighted average cost of capital, weighted average return on assets.
o	We evaluated the reasonableness of management’s forecasts of future cash flows by comparing projections to historical results and applying a reasonable growth rate.
o	We compared the significant assumptions to the historical results of the acquired business and performed retrospective review of the actual results compared to the projected cash flows.

Revenue Recognition – Hospital Division

Description of the Matter

Management’s accounting estimates around revenue recognition and related accounts receivable for the hospital division are based on past experiences. The hospital division revenue amounts are net of appropriate discounts giving recognition to differences between the Company’s charges and reimbursement rates from third party payors. As there are no contractual rates established with insurance entities, revenues are estimated based on the “usual and customary” charges allowed by insurance payors considering historical collection experience, historical trends of refunds and payor payment adjustments (retractions).

How We Addressed the Matter in Our Audit

Our audit procedures related to revenue recognition of hospital division to address this critical audit matter included the following:

●	We obtained an understanding of the Company’s method of revenue recognition and related account receivable and evaluated the design, key factors and assumptions used in developing the management’s accounting estimate. We determined that it is reasonable in relation to the basic financial statements taken as a whole.
●	We compared the Company’s past historical estimation of revenue recognition and related account receivable with actual collection experience to ensure revenue estimation is reasonable.
●	We selected a sample of revenue items and evaluated revenue recognition and related account receivable.
●	We compared management’s accounting estimate around revenue recognition and related accounts receivable to subsequent collections to ensure reasonableness of collectability, including a sample of account receivable items.

Impairment of Long-Lived Assets

Description of the Matter

The Company assesses the valuation of goodwill whenever events or circumstances indicate that the carrying value might not be recoverable. The Company bases its evaluation on indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. The Company recognized a non-cash impairment charge of $398.1 million in 2022 to reduce the carrying amount of goodwill for the population health management division reporting unit.

How We Addressed the Matter in Our Audit

We tested the significant assumptions used in the valuation models.

o	We involved our valuation specialists to assist in our evaluation of the methodologies used by the Company and the significant assumptions included in the fair value estimates, which included guideline companies, discount rates, internal rate of return, weighted average cost of capital, weighted average return on assets.
o	We evaluated the reasonableness of management’s forecasts of future cash flows by comparing projections to historical results and significant assumptions.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

Houston, Texas

March 2, 2023

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Nutex Health Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited Nutex Health Inc.’s (the "Company") internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in “Management's Annual Report on Internal Control Over Financial Reporting”:

●	The Company did not design and implement logical access controls for certain financially relevant systems. Business process controls, both automated and manual, that are dependent upon the information derived from those financially relevant systems were also determined to be ineffective as a result of such deficiency.

●	Business process controls across the entity’s financial reporting processes were not effectively designed and implemented to properly address the risk of material misstatement, including controls without proper segregation of duties between preparer and reviewer and key management review controls.

●	Ineffective design and implementation of controls over the completeness and accuracy of information included in key spreadsheets supporting the financial statements.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal December 31, 2022 consolidated financial statements, and this report does not affect our report dated March 2, 2023 on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of December 31, 2022 and 2021 and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2022 of the Company and our report dated March 2, 2023 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying "Management Annual Report on Internal Control Over Financial Reporting". Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that degree of compliance with the policies or procedures may deteriorate.

/s/ Marcum llp

Marcum llp

Houston, Texas

March 2, 2023

NUTEX HEALTH INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$34,255,264	$36,118,284
Accounts receivable	57,777,386	112,766,317
Accounts receivable - related parties	538,183	1,993,117
Inventories	3,533,285	2,814,178
Prepaid expenses and other current assets	1,869,806	323,283
Total current assets	97,973,924	154,015,179
Property and equipment, net	82,094,352	151,912,500
Operating right-of-use assets	20,466,632	21,829,552
Financing right-of-use assets	192,591,624	64,614,781
Intangible assets, net	21,191,390	682,649
Goodwill, net	17,010,637	1,139,297
Other assets	423,426	456,085

Total assets	$431,751,985	$394,650,043

Liabilities and Equity
Current liabilities:
Accounts payable	$23,614,387	$13,582,664
Accounts payable - related parties	3,915,661	4,070,438
Lines of credit	2,623,479	72,055
Current portion of long-term debt	12,546,097	10,158,932
Operating lease liabilities, current portion	1,703,014	1,489,997
Financing lease liabilities, current portion	4,219,518	1,452,447
Accrued expenses and other current liabilities	6,240,813	6,864,426
Total current liabilities	54,862,969	37,690,959
Long-term debt, net	23,051,152	78,821,985
Operating lease liabilities, net	19,438,497	20,820,588
Financing lease liabilities, net	203,619,756	65,735,501
Deferred tax liabilities	10,452,211	-
Total liabilities	311,424,585	203,069,033

Commitments and contingencies

Equity:
Common stock, $0.001 par value; 900,000,000 shares authorized; 650,223,840 and 592,791,712 shares issued and outstanding as of December 31, 2022 and 2021, respectively	650,224	592,792
Additional paid-in capital	458,498,402	11,742,891
Retained earnings (accumulated deficit)	(363,285,925)	102,315,623
Nutex Health Inc. equity	95,862,701	114,651,306
Noncontrolling interests	24,464,699	76,929,704
Total equity	120,327,400	191,581,010

Total liabilities and equity	$431,751,985	$394,650,043

See accompanying notes to the consolidated financial statements.

NUTEX HEALTH INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2022	2021	2020
Revenue:
Hospital division	$198,508,245	$331,531,311	$274,029,061
Population health management division	20,786,061	-	-
Total revenue	219,294,306	331,531,311	274,029,061

Operating costs and expenses:
Payroll	102,892,734	86,349,088	61,682,322
Contract services	37,567,131	17,050,957	13,447,912
Medical supplies	12,118,893	12,514,367	10,479,534
Insurance expense	9,718,723	7,643,224	5,963,845
Depreciation and amortization	13,131,374	7,662,464	5,898,361
Other	30,413,069	21,030,253	18,950,928
Total operating costs and expenses	205,841,924	152,250,353	116,422,902

Gross profit	13,452,382	179,280,958	157,606,159

Corporate and other costs:
Acquisition costs	3,885,666	3,553,716	-
Impairment of goodwill	398,135,038	-	-
General and administrative expenses	18,030,832	5,462,344	4,432,272
Total corporate and other costs	420,051,536	9,016,060	4,432,272

Operating income (loss)	(406,599,154)	170,264,898	153,173,887

Interest expense, net	12,490,260	6,196,026	6,432,941
Other expense (income)	559,299	(5,422,144)	1,001,711
Income (loss) before taxes	(419,648,713)	169,491,016	145,739,235

Income tax expense	13,090,905	965,731	181,341

Net income (loss)	(432,739,618)	168,525,285	145,557,894

Less: net income (loss) attributable to noncontrolling interests	(7,959,172)	35,931,957	39,588,009

Net income (loss) attributable to Nutex Health Inc.	$(424,780,446)	$132,593,328	$105,969,885

Earnings (loss) per common share
Basic	$(0.67)	$0.22	$0.18
Diluted	$(0.67)	$0.22	$0.18

See accompanying notes to the consolidated financial statements.

NUTEX HEALTH INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock		Additional Paid-in	Retained Earnings	Noncontrolling	Total
	Shares	Amount	Capital	(Accumulated Deficit)	Interests	Equity

Balance at January 1, 2020	592,791,712	$592,792	$7,411,152	$21,075,011	$21,756,620	$50,835,575
Contributions	-	-	2,312,901	-	7,713,720	10,026,621
Distributions	-	-	-	(45,631,685)	(13,419,580)	(59,051,265)
Net income	-	-	-	105,969,885	39,588,009	145,557,894
Balance at December 31, 2020	592,791,712	592,792	$9,724,053	$81,413,211	$55,638,769	147,368,825
Contributions	-	-	2,018,838	-	19,734,935	21,753,773
Distributions	-	-	-	(111,690,916)	(32,647,007)	(144,337,923)
Deconsolidation of Kyle Assets, LLC	-	-	-	-	(1,728,950)	(1,728,950)
Net income	-	-	-	132,593,328	35,931,957	168,525,285
Balance at December 31, 2021	592,791,712	592,792	11,742,891	102,315,623	76,929,704	191,581,010
Reverse acquisition with Clinigence	50,961,109	50,961	436,449,305	-	194,747	436,695,013
Deconsolidation of Real Estate Entities	-	-	-	(6,466,946)	(32,336,946)	(38,803,892)
Notes payable converted to common stock	3,474,430	3,475	5,381,897	-	-	5,385,372
Common stock issued for exercise of warrants	2,147,252	2,147	4,116,994	-	-	4,119,141
Common stock issued for exercise of options	312,019	312	644,662	-	-	644,974
Rescission of warrant exercise	(819,000)	(819)	(25,572)	-	-	(26,391)
Equity financing agreement Lincoln Park Capital Fund, LLC	1,356,318	1,356	(1,356)	-	-	-
Stock-based compensation	-	-	189,581	-	-	189,581
Contributions	-	-	-	-	4,513,867	4,513,867
Distributions	-	-	-	(34,354,156)	(16,877,501)	(51,231,657)
Net loss	-	-	-	(424,780,446)	(7,959,172)	(432,739,618)
Balance at December 31, 2022	650,223,840	$650,224	$458,498,402	$(363,285,925)	$24,464,699	$120,327,400

See accompanying notes to the consolidated financial statements.

NUTEX HEALTH INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2022	2021	2020
Cash flows from operating activities:
Net income (loss)	$(432,739,618)	$168,525,285	$145,557,894
Adjustment to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	13,131,374	7,662,464	5,898,361
Amortization of debt issuance costs	50,354	-	-
Impairment of goodwill	398,135,038	-	-
Stock-based compensation expense	189,581	-	-
Rescission of warrant exercise expense	561,651	-	-
Other income - gain on PPP loan forgiveness	-	(5,546,597)	-
Deferred tax expense	4,996,209	-	-
Debt accretion expense	1,902,475	50,273	62,405
(Gain) loss on lease termination	-	(109,494)	1,118,303
Non-cash lease expense	64,143	97,578	58,241
Changes in operating assets and liabilities:
Accounts receivable	56,622,133	(5,392,614)	(71,234,706)
Accounts receivable - related party	1,454,934	(1,229,940)	-
Inventories	(719,107)	(1,088,489)	(825,773)
Prepaid expenses and other current assets	(1,419,139)	(233,114)	533,294
Accounts payable	10,018,100	6,365,978	3,826,271
Accounts payable - related party	(329,155)	(97,985)	2,404,307
Accrued expenses and other current liabilities	(1,311,865)	4,429,141	(726,840)
Net cash from operating activities	50,607,108	173,432,486	86,671,757

Cash flows from investing activities:
Acquisitions of property and equipment	(14,632,414)	(36,926,591)	(61,188,768)
Acquired cash in reverse acquisition with Clinigence	12,716,228	-	-
Cash related to deconsolidation of Real Estates Entities	(2,421,212)	(48,853)	-
Net cash from investing activities	(4,337,398)	(36,975,444)	(61,188,768)

Cash flows from financing activities:
Proceeds from lines of credit	2,623,479	-	1,000,000
Proceeds from notes payable	815,881	19,614,372	57,172,769
Repayments of lines of credit	(72,055)	(864,659)	(2,666,656)
Repayments of notes payable	(7,237,094)	(20,715,235)	(12,687,903)
Repayments of finance leases	(1,721,224)	(1,255,486)	(1,552,942)
Payment of debt issuance costs	-	(47,875)	(213,588)
Rescission of warrant exercise	(588,042)	-	-
Common stock issued for exercise of warrants	4,119,141	-	-
Common stock issued for exercise of options	644,974	-	-
Members' contributions	4,513,867	21,753,773	10,026,621
Members' distributions	(51,231,657)	(144,337,923)	(59,051,265)
Net cash from financing activities	(48,132,730)	(125,853,033)	(7,972,964)
Net change in cash and cash equivalents	(1,863,020)	10,604,009	17,510,025
Cash and cash equivalents - beginning of the year	36,118,284	25,514,275	8,004,250
Cash and cash equivalents - end of the year	$34,255,264	$36,118,284	$25,514,275

See accompanying notes to the consolidated financial statements.

NUTEX HEALTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Operations

Nutex Health Inc. (“Nutex Health” or the “Company”), is a physician-led, healthcare services and operations company with 19 hospital facilities in eight states (hospital division), and a primary care-centric, risk-bearing population health management division. Our hospital division implements and operates different innovative health care models, including micro-hospitals, specialty hospitals and hospital outpatient departments (“HOPDs”). The population health management division owns and operates provider networks such as independent physician associations (“IPAs”) and offers a cloud-based proprietary technology platform to IPAs which aggregates clinical and claims data across multiple settings, information systems and sources to create a holistic view of patients and providers.

We employ 1,150 full- and part-time employees and partner with over 800 physicians. Our corporate headquarters is based in Houston, Texas. We were incorporated on April 13, 2000 in the state of Delaware.

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

Potential Future Stock Issuances. Under the terms of the Contribution Agreements, contributing owners of the under construction hospitals and ramping hospitals are eligible to receive a one-time additional issuance of Company common stock.

●	With respect to ramping hospitals, 24 months after the opening date (the “Determination Date”) of the applicable ramping hospital, such owner is eligible to receive such owner’s pro rata share of a number of shares of Company Common Stock equal to (a)(i) the trailing twelve months earnings before interest, taxes, depreciation and amortization on the respective Determination Date, multiplied by (ii) 10, (iii) minus the initial equity value received at the Closing of the Merger, and (iv) minus such owner’s pro rata share of the aggregate debt of the applicable ramping hospital outstanding as of the closing of the Merger. The number of additional shares to be issued will be determined based on the greater of (a) the price of the Company’s common stock at the time of determination or (b) $2.80.

●	With respect to under construction hospitals, contributing owners of under construction hospitals will be eligible to receive, on the Determination Date, such owner’s pro rata share of a number of shares of Company common stock equal to (a)(i) the trailing twelve months earnings before interest, taxes, depreciation and amortization as of the Determination Date multiplied by (ii) 10, minus (iii) the aggregate amount of such owner’s capital contribution to the under construction hospital, minus (iv) such owner’s pro rata share of the aggregate debt of the applicable under construction hospital outstanding as of the Closing of the Merger, divided by (b) the greater of (i) the price of the Company common stock at the time of determination or (ii) $2.80.

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

The lock-up restrictions terminated with respect to one-third of the shares of Company Common Stock on October 1, 2022. The lock-up restrictions terminate for the remaining shares on April 1, 2023 (one-third) and October 1, 2023 (final one-third).

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

The assets, including identified intangible assets, and liabilities of Clinigence were recorded at their fair values with the excess purchase price recorded as goodwill. The financial statements reflect the merger as the equivalent of the issuance of common stock for the net assets of Clinigence. The accounting for the merger did not affect the carrying values of the assets and liabilities of Nutex Health Holdco LLC.

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

We receive management fees that are based on gross capitation revenues of the IPAs or physician groups we manage. Revenue is recognized and received monthly for our services. In addition, we provide consultant services that are charged as a flat fixed rate and recognized as revenue when the service is performed. Consultant services revenues represent a small portion of our total revenue.

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

During the three months ended September 30, 2022, we determined that the estimated fair value of our population health management division reporting unit (representing the assets of Clinigence Holdings Inc. acquired in the reverse business combination) was less than its carrying value. Therefore, we conducted a second step of the goodwill impairment test to determine the implied fair value of the reporting unit's goodwill. In this analysis, we allocated the fair value of the reporting unit to identifiable assets and liabilities of the reporting unit. The residual fair value after this allocation was compared to the goodwill balance with the excess goodwill charged to expense. Based on this analysis, we recognized a non-cash impairment charge of $398.1 million, as revised, to reduce the carrying amount of goodwill for the population health management division reporting unit. As discussed in Note 20, we made a retrospective adjustment to reduce the amount of goodwill impairment expense from the $408.5 million previously recognized in our quarterly report on Form 10-Q for the period ended September 30, 2022 to $398.1 million.

We believe the estimates and assumptions utilized in our impairment testing are reasonable and are comparable to those that would be used by other marketplace participants. However, actual events and results could differ substantially from those used in our valuations. To the extent such factors result in a failure to achieve the level of projected cash flows used to estimate fair value for purposes of establishing or subsequently impairing the carrying amount of goodwill and intangible assets, we may need to record additional non-cash impairment charges in the future.

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

The fair value of purchase consideration transferred on the closing date includes the value of the shares of the combined company owned by Clinigence shareholders at closing of the merger and the fair value of Clinigence’s outstanding and exercisable common stock options and warrants as determined using a Black-Scholes valuation model. The fair value per share of Clinigence’s common stock was $6.40; its traded closing price on April 1, 2022. Total consideration in the merger (as revised, see Note 20) follows:

Fair value of Clinigence common shares at $6.40 per share (50,961,109 shares)	$326,151,098
Fair value of Clinigence outstanding common stock options and warrants	110,543,915
Total consideration	$436,695,013

The following is a revised estimate of the allocation of the total purchase consideration to acquired assets and assumed liabilities including the fair value of identified intangible assets as determined by independent valuation (a level 3 measurement):

Cash and cash equivalents	$12,716,228
Accounts receivable, net	2,127,076
Prepaid expenses and other current assets	127,384
Property and equipment, net	14,793
Right of use asset, net	86,989
Intangible assets, net	21,668,000
Goodwill	414,006,378
Accounts payable and accrued expenses	(3,966,100)
Deferred revenue	(92,111)
Convertible notes payable, net	(3,771,858)
Term note payable	(674,526)
Lease liability	(91,238)
Deferred tax liability	(5,456,002)
Assets acquired	$436,695,013

We made a retrospective change in the valuation of options and warrants assumed by us as part of the total consideration in the merger. This change reduced the fair value of consideration paid and goodwill by $10.3 million.

The preliminary fair values shown above are substantially complete. Additional purchase price adjustments may be recorded during the measurement period, but no later than one year from the date of the Merger. The Company reflects measurement period adjustments in the period in which the adjustments are recognized.

The intangible assets denoted above each have definite lives. These intangible assets are being amortized over their estimated useful lives of 5 to 16 years. Goodwill arising from the reverse business combination is not tax-deductible. We recognized a non-cash impairment charge of $398.1 million (as revised, see Note 20) in 2022 to reduce the carrying amount of goodwill arising in the reverse business combination.

The results of operations of Clinigence have been included in the Company’s consolidated financial statements since the April 1, 2022 merger date. We expensed $3.9 million of acquisition-related costs for the merger in 2022 and $3.6 million in 2021. These costs consisted principally of legal, accounting and other professional fees for the transaction.

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

The supplemental pro forma financial information for the periods presented is as follows:

	Year ended December 31,
	2022	2021	2020

Revenue	$225,503,481	$350,325,094	$275,615,013
Net income (loss) attributable to Nutex Health Inc.	(439,130,596)	119,763,791	98,893,032

The pro forma adjustment included in the pro forma loss above included $14.2 million of one-time stock-based compensation expense related to the merger transaction. Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented and is not intended to be a projection of future results.

Note 4 – Revenue

We disaggregate revenue from contracts with customers into types of services or products, consistent with our reportable segments, as follows:

	Year ended December 31,
	2022	2021	2020
Hospital Division:
Net patient service revenue	$197,254,222	$331,531,311	$274,029,061
Management fees	1,254,023	-	-
Total Hospital Division revenue	198,508,245	331,531,311	274,029,061

Population Health Management Division:
Capitation revenue, net	15,493,432	-	-
Management fees	4,346,763	-	-
SaaS revenue	945,866	-	-
Total Population Health Management Division revenue	20,786,061	-	-
Total revenue	$219,294,306	$331,531,311	$274,029,061

Net patient service revenue. We receive payment for facility services rendered by us from federal agencies, private insurance carriers, and patients. The Physician LLCs receive payment for doctor services from these same sources. On average, greater than 90% of our net patient service revenue is paid by insurers, federal agencies, and other non-patient third parties. The remaining revenues are paid by our patients in the form of copays, deductibles, and self-payment. We generally operate as an out-of-network provider and, as such, do not have negotiated reimbursement rates with insurance companies. In the fourth quarter of 2022, we signed in-network provider contracts with the Provider Network of America (PNA).

The following tables present the allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage:

	Year ended December 31,
	2022	2021	2020

Insurance	89%	96%	96%
Self pay	9%	3%	3%
Workers compensation	1%	1%	1%
Medicare/Medicaid	1%	0%	0%
Total	100%	100%	100%

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

The “qualifying payment amount” (QPA) is generally the median of the contracted rates recognized by the plan or issuer under such plans or coverage, respectively, on January 31, 2019, for the same or a similar item or service that is provided by a provider in the same or similar specialty and provided in the geographic region in which the items or service is furnished, with annual increases based on the consumer price index. In other words, the qualifying payment amount is typically the median rate the insurer would have paid for the service if provided by an in-network provider or facility.

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

Since the NSA became effective January 1, 2022, our average payment by insurers of patient claims for emergency services has declined by approximately 30% including as much as a 37% reduction for physician services. In our experience, insurers often initially pay amounts lower than the QPA without regard for other information relevant to the claim. This requires us to make appeals using the IDR process. We submitted almost 28 thousand cases for IDR in 2022, most in the fourth quarter. The IDR process and subsequent appeals, should we pursue them, require extensive administrative time and delays in collections.

While we are working within the established processes for IDR, we have had varying successes at achieving collections at or higher than the established QPA.

Contract balances. Cash payments for SaaS-based subscriptions received in advance of the satisfaction of our performance obligations are reported as deferred revenue and subsequently recognized as revenue over the period in which the performance obligations are satisfied. The Company completes its contractual performance obligations through providing its customers access to specified data through subscriptions for a service period, and training on consulting associated with the subscriptions. We primarily invoice our customers on a monthly basis and do not provide any refunds, rights of return, or warranties. Deferred revenue is presented within accrued liabilities as current liabilities and totaled $99,143 as of December 31, 2022 and $0 as of December 31, 2021. We expect to recognize revenue for these amounts within the next twelve months.

Note 5 - Property and Equipment

The principal categories of property and equipment are summarized as follows:

	Useful	December 31,
	Life (years)	2022	2021

Buildings and improvements	39	$8,521,996	$82,794,329
Land	-	3,721,576	18,201,804
Leasehold improvements	10-39	28,855,239	27,038,503
Construction in progress	-	19,389,329	4,299,614
Medical equipment	10	28,744,664	25,686,562
Office furniture and equipment	7	2,860,680	2,870,270
Computer hardware and software	5	1,713,434	1,288,224
Vehicles	5	135,590	161,590
Signage	10	1,163,722	1,160,195
Total cost		95,106,230	163,501,091
Less: accumulated depreciation		(13,011,878)	(11,588,591)
Total property and equipment, net		$82,094,352	$151,912,500

In the second quarter of 2022, we deconsolidated 17 Real Estate Entities. Refer to Note 19.

Depreciation and amortization of property and equipment for the years ended December 31, 2022, 2021 and 2020 totaled $4,851,849, $5,271,918, and $3,484,166 respectively.

Note 6 – Intangible Assets

The following tables provide detail of the Company’s intangible assets:

	Gross	Accumulated	Net Carrying	Weighted Average
Year ended December 31, 2022	Carrying Amount	Amortization	Amount	Useful Life (in years)
Amortizing intangible assets:
Member relationships	$16,899,000	$844,950	$16,054,050	15
Management contracts	2,021,000	94,734	1,926,266	16
Customer contracts	914,000	45,700	868,300	15
Trademarks	1,425,000	112,525	1,312,475	7-12
PHP technology	409,000	61,350	347,650	5
Indefinite life intangible - license	682,649	-	682,649	-
Total	$22,350,649	$1,159,259	$21,191,390

Year ended December 31, 2021
Indefinite life intangible - license	$682,649	$-	$682,649	-

Amortization of intangible assets for the years ended December 31, 2022, 2021 and 2020 totaled $1,159,259, $0 and $0, respectively.

Note 7 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2022	2021

Accrued wages and benefits	$4,235,167	$3,088,264
Accrued taxes	1,029,790	-
Accrued other	975,856	3,776,162
Total accrued expenses and other current liabilities	$6,240,813	$6,864,426

Note 8 – Debt

The Company’s outstanding debt is shown in the following table:

	Maturity	Interest	December 31,
	Dates	Rates	2022	2021

Term loans secured by all assets	04/2023 - 11/2030	3.25 - 6.00%	$11,341,934	$15,613,564
Term loans secured by property and equipment	01/2024 - 10/2029	4.19 - 6.90%	9,299,197	11,190,093
Line of credit secured by all assets	10/2022 - 01/2023	4.50 - 6.50%	2,623,479	72,055
Term loans of consolidated Real Estate Entities	08/2023 - 03/2037	3.59 - 4.80%	15,068,920	62,478,951
Total			38,333,530	89,354,663
Less: unamortized debt issuance costs			112,802	301,691
Less: short-term lines of credit			2,623,479	72,055
Less: current portion of long-term debt			12,546,097	10,158,932
Total long-term debt			$23,051,152	$78,821,985

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

Certain outstanding debt arrangements require minimum debt service coverage ratios and other financial covenants. At December 31, 2022, we were not in compliance with the debt service coverage ratio for one term loan with an outstanding balance of $1.0 million. This balance has been included in current liabilities. At December 31, 2022, we had remaining availability of $2.1 million under outstanding lines of credit.

Convertible notes payable. We assumed $5,415,375 principal of convertible notes payable of Clinigence outstanding at the merger date. The convertible notes payable were fully converted into 3,474,430 shares of common stock at a conversion price of $1.55 per share before their maturity on July 31, 2022. Debt discount totaling $1,719,572 was accreted over four months to the maturity date of the convertible notes payable.

Scheduled Maturities. Maturities of our long-term debt are as follows:

Year ended December 31,	Amount

2023	$15,169,576
2024	5,568,193
2025	4,082,321
2026	3,651,382
Thereafter	9,862,058
Total	$38,333,530

Note 9 – Leases

We have entered into hospital property, office and equipment rental agreements with various lessors including related parties. The following tables disclose information about our leases of property and equipment:

	Year ended December 31,
	2022	2021	2020

Operating lease cost	$2,969,789	$2,390,650	$1,223,510

Finance lease cost:
Amortization of right-of-use assets	$7,120,266	$2,390,546	$2,414,195
Interest on lease liabilities	9,952,783	2,183,979	3,181,514
Total finance lease cost	$17,073,049	$4,574,525	$5,595,709

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,778,767	$2,302,074	$1,165,269
Operating cash flows from finance leases	9,952,783	2,183,979	3,181,514
Financing cash flows from finance leases	1,721,224	1,255,486	1,712,036
Net cash paid for amounts included in the measurement of lease liabilities	$14,452,774	$5,741,539	$6,058,819

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$-	$13,992,943	$2,263,815
Finance leases	23,603,317	31,110,148	31,840,051
Total right-of-use assets obtained in exchange for lease obligations	$23,603,317	$45,103,091	$34,103,866

Weighted average remaining lease term (years):
Operating leases	10	11	8.1
Finance leases	13	18	18

Weighted average discount rate:
Operating leases	4%	4%	5%
Finance leases	3%	5%	5%

	Operating leases		Finance leases
Minimum lease payments for the next five years:	Third-parties	Related parties	Third-parties	Related parties

2023	$2,386,210	$332,561	$1,767,982	$12,800,275
2024	2,371,152	342,538	1,433,686	13,013,737
2025	2,422,485	352,814	1,195,783	13,232,163
2026	2,334,239	363,399	1,225,678	13,455,675
2027	2,326,358	374,301	1,256,320	13,685,977
Thereafter	10,014,219	3,507,670	20,969,917	260,420,418
Total minimum lease payments	21,854,663	5,273,283	27,849,366	326,608,245
Less interest	(4,489,832)	(1,496,603)	(10,227,166)	(136,391,171)
Total lease liabilities	$17,364,831	$3,776,680	$17,622,200	$190,217,074

Note 10 – Commitments and Contingencies

Litigation. The Company, its consolidated subsidiaries or VIEs may be named in various claims and legal actions in the normal course of business. Based upon counsel and management’s opinion, the outcome of such matters is not expected to have a material adverse effect on the consolidated financial statements.

Note 11 – Employee Benefit Plans

The Company’s employees are eligible to participate in the 401(k) Savings Plan. There are no restrictions in eligibility to contribute to the 401(k) Savings Plan. Salary deferrals are allowed in amounts up to 100% of an eligible employee’s salary, not to exceed the maximum allowed by law. Texarkana Emergency Center & Hospital, LLC (“Texarkana”) is the only entity which may contribute a discretionary match up to 5% of its employees’ salaries. For the years ended December 31, 2022, 2021 and 2020, Texarkana did not make significant discretionary contributions to the employee plan.

Note 12 – Stock-based Compensation

In 2022, the Company adopted the Amended and Restated Nutex Health Inc. 2022 Equity Incentive Plan (the "2022 Plan"). The maximum aggregate number of shares that may be issued under the 2022 Plan is 5,000,000 shares, subject to increases on January 1st of each calendar year through January 1, 2027 of up to 5% annually at the discretion of the compensation committee of our Board of Directors. A total of 2,416,221 shares were available for issuance under the 2022 Plan at December 31, 2022. Awards granted under the 2022 Plan have a ten-year term and may be incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units or performance shares. The awards are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a four-year period.

Obligations for under-construction and ramping hospitals. Under the terms of the Merger Agreement, contributing owners of the under-construction hospitals and ramping hospitals are eligible to receive a one-time additional issuance of Company common stock based on their trailing twelve months earnings before interest, taxes, depreciation and amortization as determined 24 months after their respective opening, adjusted for, with respect to the ramping hospitals, the initial equity value received at the Closing of the Merger, and with respect to under-construction hospitals, the aggregate amount of such owner’s capital contribution, and in each case, minus such owner’s pro rata share of the aggregate debt of the applicable hospital outstanding as of the closing of the Merger. Such additional shares will be issued at the greater of (a) the price of the Company’s common stock at the time of determination or (b) $2.80. We have not recognized any expense for this stock-based compensation based on our current estimates of future obligations to the contributing owners.

Restricted stock. On May 9, 2022, the Company issued 83,547 restricted common stock awards, valued at $325,000 to the board of directors to vest 1/12th per month over a 12-month period. In December 2022, the recipients of all restricted common stock awards agreed to the rescission and cancellation of all 83,547 awards. As a result, such shares are again available for grant under the 2022 Plan. We recognized stock-based compensation expense of $189,581 during 2022 for these awards.

Options. Clinigence had 6,500,010 options for the purchase of our common stock outstanding as of the merger date, all of which were fully vested and exercisable. The following table summarizes stock-based awards activity:

			Weighted Average
	Options	Weighted Average	Remaining Contractual
	Outstanding	Exercise Price	Life (Years)

Options outstanding at April 1, 2022 merger date	6,500,010	$2.30	6.62
Options exercised	(312,019)	2.08
Options cancelled	(1,040,221)	2.75
Options outstanding at December 31, 2022	5,147,770	$2.32	7.60

Options outstanding as of December 31, 2022 consisted of:

Expiration	Number	Number	Exercise
Date	Outstanding	Exercisable	Price

March 15, 2025	157,196	157,196	$4.47
January 27, 2027	180,000	180,000	1.50
May 11, 2027	350,000	350,000	1.50
June 6, 2027	3,600	3,600	36.25
August 16, 2027	25,000	25,000	2.51
January 28, 2028	180,000	180,000	1.61
January 27, 2030	296,865	296,865	1.50
February 28, 2030	95,794	95,794	1.25
June 30, 2030	117,056	117,056	1.45
August 4, 2029	40,480	40,480	5.56
January 28, 2031	1,000,000	1,000,000	1.61
February 28, 2031	200,000	200,000	2.00
September 9, 2031	1,934,779	1,934,779	2.75
September 9, 2031	410,000	410,000	2.75
December 17, 2031	157,000	157,000	3.50
Total	5,147,770	5,147,770

Note 13 – Equity

We are authorized to issue up to a total of 900,000,000 shares of common stock having a par value of $0.001 per share. Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders and to receive ratably in proportion to the shares of common stock held by them any dividends declared from time to time by the board of directors. Our common stock has no preferences or rights of conversion, exchange, pre-exemption or other subscription rights.

Common Stock Issued. Following is a discussion of common stock issuances during the periods presented. All issuances referenced above were unregistered and were exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(a)(2).

●	At the time of the Merger, Clinigence had 50,961,109 common shares outstanding. These amounts are shown as issued by us in the presentation of consolidated financial statements as the accounting acquiror.

●	During 2022, we issued 3,474,430 common shares for the conversion of outstanding convertible notes payable of $5,385,371.

●	In the second quarter of 2022, we issued 2,147,252 common shares for the exercise of warrants for total proceeds of $4,119,141.

●	In the second quarter of 2022, we issued 312,019 common shares for the exercise of options for total proceeds of $644,974.

●	In November 2022, we agreed to the rescission of the May 2022 exercise of 819,000 common stock warrants by a third-party. For accounting purposes, this was treated as a repurchase of the issued common stock for $588 thousand and modification of the warrant agreement for $561 thousand. We recognized $1.2 million of expense for this modification.

●	On November 14, 2022, Nutex Health and Lincoln Park Capital Fund, LLC entered into a purchase agreement and registration rights agreement (together, the “Agreement”) pursuant to which Nutex Health will have the right, in its sole discretion, but not the obligation, to sell to Lincoln Park up to $100 million worth of shares of its common stock over the 36-month term of the Agreement, subject to terms and conditions as provided in the Agreement, including the filing and effectiveness of a registration statement.

In connection with the execution of such purchase agreement, the Company issued 1,356,318 shares of Common Stock to the Investor as a commitment fee. No other shares of Common Stock have been sold under the purchase agreement with the Investor.

Common Stock Warrants. Clinigence had 12,401,240 common stock warrants outstanding as of the merger date. Warrant activity follows:

			Weighted Average
	Warrants	Weighted Average	Remaining Contractual
	Outstanding	Exercise Price	Life (years)

Warrants outstanding at April 1, 2022 merger date	12,401,240	$2.04	4.65
Warrants exercised	(2,187,225)	2.27
Warrants cancellation of exercised	819,000	1.55
Warrants outstanding at December 31, 2022	11,033,015	$1.96	3.80

Warrants outstanding as of December 31, 2022 consisted of:

Expiration	Number	Number	Exercise
Date	Outstanding	Exercisable	Price

February 5, 2023	1,500	1,500	$25.00
April 27, 2023	1,500	1,500	25.00
December 31, 2024	554,873	554,873	6.67
October 31, 2025	16,250	16,250	1.25
October 31, 2025	1,566,451	1,566,451	1.55
February 26, 2026	288,235	288,235	4.00
July 31, 2026	2,532,900	2,532,900	1.55
February 1, 2027	1,456,453	1,456,453	1.55
May 31, 2027	4,614,853	4,614,853	1.75
Total	11,033,015	11,033,015

Note 14 – Income Taxes

Income tax expense consisted of the following:

	Year ended December 31,
	2022	2021	2020
Current taxes:
Federal	$6,396,753	$-	$-
State	1,682,682	965,731	181,341
Deferred taxes:
Federal	4,292,445	-	-
State	719,025	-	-
Total income tax expense	$13,090,905	$965,731	$181,341

In periods before our merger with Clinigence, Nutex Health Holdco LLC and the Nutex Subsidiaries were pass-through entities treated as partnerships for U.S. federal income tax purposes. No provision for federal income taxes was provided for these periods as federal taxes were obligations of these companies’ members. After the merger, Nutex Health Holdco LLC became a wholly-owned subsidiary of Clinigence and is included in its consolidated corporate tax filings. We recognized a non-cash charge of $21.3 million to income tax expense during 2022 for the change in tax status of Nutex Health Holdco LLC. This charge provides for the accumulated net deferred tax liabilities representing the differences between the book and tax bases of Nutex Health Holdco LLC’s assets and liabilities as of the April 1, 2022 change in tax status.

At the time of our merger with Clinigence, Clinigence had a full valuation allowance against its deferred tax assets. We recorded a non-cash benefit of $2.4 million to income tax expense to remove the acquired valuation allowance after we concluded that the associated deferred tax assets would be realizable.

Each of the discrete items above, as well as the non-deductible goodwill impairment expense also recognized 2022, are one-time, non-cash items.

The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes were as follows:

	Year ended December 31,
	2022	2021	2020

Income taxes computed at the federal statutory rate	$(88,126,230)	$35,593,113	$30,605,239
Effect of:
State taxes, net of federal benefits	(17,962,513)	965,731	181,341
Income of flow-through entities	(2,185,760)	(35,593,113)	(30,605,239)
Change in tax status of Nutex Health Holdco LLC	21,312,374	-	-
Reversal of acquired Clinigence valuation allowance	(2,393,178)	-	-
Non-deductible goodwill impairment expense	100,682,261	-	-
Other, net	1,763,951	-	-
Total income tax expense	$13,090,905	$965,731	$181,341

Deferred tax assets and liabilities were as follows:

	December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$1,713,060	$-
Accrued liabilities	626,730	-
Financing leases	4,090,455	-
Other	2,533,271	-
Total deferred tax assets	8,963,516	-
Deferred tax liabilities:
Cash to accrual adjustments	(7,938,712)	-
Property and equipment	(6,018,796)	-
Intangible assets	(5,458,219)	-
Total deferred tax liabilities	(19,415,727)	-
Net deferred tax liabilities	$(10,452,211)	$-

Note 15 – Earnings per Share

The following is the computation of earnings (loss) per basic and diluted share:

	Year ended December 31,
	2022	2021	2020
Amounts attributable to Nutex Health Inc.:
Numerator-
Net income (loss) attributable to common stockholders	$(424,780,446)	$132,593,328	$105,969,885

Denominator:
Weighted average shares used to compute basic and diluted EPS	634,877,629	592,791,712	592,791,712

Earnings (loss) per share:
Basic	$(0.67)	$0.22	$0.18
Diluted	$(0.67)	$0.22	$0.18

The computation of diluted earnings per common share excludes the exercise of 2,335,402 common stock options and 4,212,724 warrants for the year ended December 31, 2022. The dilutive effect of the assumed exercise of outstanding options and warrants was calculated using the treasury stock method.

Note 16 - Supplemental Cash Flows Information

	Year ended December 31
	2022	2021	2020
Cash paid for interest	$4,622,106	$4,102,167	$3,254,159
Cash paid for income taxes	8,233,000	335,340	181,341
Non-cash investing and financing activities:
Financed capital expenditures	18,473,184	-	-
Acquisition of financing leases	23,603,317	31,110,148	31,840,051
Termination of financing leases	-	-	47,861,030
Modification of warrant	561,651	-	-
Reverse acquisition with Clinigence	436,695,013	-	-
Deconsolidation of Real Estate Entities	(38,803,892)	-	-
Notes payable converted to common stock	5,385,372	-	-
Rescission of warrant exercise	(26,391)	-	-

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

Reportable segment information, including intercompany transactions, is presented below:

	Year ended December 31,
	2022	2021	2020
Revenue from external customers:
Hospital division	$198,508,245	$331,531,311	$274,029,061
Population health management division	20,786,061	-	-
Total revenue	$219,294,306	$331,531,311	$274,029,061

Segment operating income (loss):
Hospital division	$13,064,913	$179,280,958	$157,606,159
Population health management division	387,469	-	-
Total segment operating income (loss)	$13,452,382	$179,280,958	$157,606,159

Capital expenditures:
Hospital division	$5,926,119	$13,660,343	$10,788,948
Real estate division	8,706,295	23,266,248	50,399,820
Total capital expenditures	$14,632,414	$36,926,591	$61,188,768

Revenue from inter-segment activities:
Real estate division	$269,699	$10,471,333	$18,540,922

Depreciation and amortization:
Hospital division	$11,967,649	$7,624,816	$5,829,912
Population health management division	1,162,864	-	-
Real estate division	861	37,648	68,449
Total depreciation and amortization	$13,131,374	$7,662,464	$5,898,361

	December 31,
	2022	2021
Assets:
Hospital division	$314,085,287	$222,637,352
Population health management division	77,825,753	-
Real estate division	39,840,945	172,012,691
Total Assets	$431,751,985	$394,650,043

Note 18 – Related Party Transactions

Related party transactions included the following:

●	The Physician LLCs employ the doctors who work in our hospitals. We have no direct ownership interest in these entities but they are owned and, in some instances, controlled by related parties including our CEO, Dr. Thomas Vo. The Physician LLCs are consolidated by the Company as VIEs because they do not have significant equity at risk, and we have historically provided support to them in the event of cash shortages and received the benefit of their cash surpluses. Amounts due from Physician LLCs totaled $0 at December 31, 2022 and $1,891,147 at December 31, 2021. These amounts are eliminated in the consolidation of these VIEs except as noted below.

●	In connection with the merger with Clinigence, we forgave certain amounts due from Physician LLCs for past advances made by us in support of their operations. We recognized net expense of $1,506,650 in the three months ended March 31, 2022 as general and administrative expense in the consolidated statements of operations. No such expense was recognized subsequently.

●	The Physician LLCs had outstanding obligations to their member owners, who are also Company stockholders, totaling $2,058,701 at December 31, 2022 and $2,675,195 at December 31, 2021 are reported within accounts payable – related party in our consolidated balance sheets.

●	Most of our hospital division facilities are leased from real estate entities which are owned by related parties. These leases are typically on a triple net basis where our hospital division is responsible for all operating costs, repairs and taxes on the facilities. Our obligations under these leases are presented in Note 9. During the years ended December 31, 2022, 2021 and 2020, we made cash payments for these lease obligations totaling $13,016,727, $10,736,652 and $5,492,007, respectively.

We received $1,245,000 of cash in the three months ended June 30, 2022 as a lease incentive from an affiliated Real Estate Entity not consolidated by us. This incentive was included in the determination of our financing lease obligations to this entity.

●	We consolidate Real Estate Entities as VIEs when they do not have sufficient equity at risk and our hospital entities are guarantors or co-borrowers under their outstanding mortgage loans. The consolidated Real Estate Entities have mortgage loans payable to third parties which are collateralized by the land and buildings. We have no direct ownership interest in these entities but they are owned and, in some instances, controlled by related parties including our CEO. During the second quarter of 2022, we deconsolidated 17 Real Estate Entities after the third-party lenders released our guarantees of associated mortgage loans. At December 31, 2022, three Real Estate Entities continue to be consolidated in our financial statements.

●	In connection with the merger with Clinigence, we forgave certain amounts due from Real Estate Entities for past advances made by us. We recognized net expense totaling $553,259 in the three months ended March 31, 2022 as other expense in the consolidated statements of operations. No such expense was recognized subsequently.

●	We made advances to unconsolidated entities owned by related parties that we lease facilities from. These advances totaled $0 at December 31, 2022 and $1,288,354 at December 31, 2021 and are reported as accounts receivable – related party in our consolidated balance sheets. These amounts are due on demand and bear no interest.

●	Accounts receivable – related party included $538,184 at December 31, 2022 and $600,044 at December 31, 2021 due from noncontrolling interest owners of consolidated ER Entities.

●	Micro Hospital Holding LLC, an affiliate controlled by our CEO, made advances to one of our hospital facilities, SE Texas ER. These advances totaled $1,424,948 at December 31, 2022 and December 31, 2021 and are reported as accounts payable – related party in our consolidated balance sheets. The advances have no stated maturity and bear no interest.

●	Accounts payable – related party in our consolidated balance sheets included $2,500 at December 31, 2022 and $0 at December 31, 2021 for reimbursement of expenses incurred on our behalf.

●	We provide managerial services to emergency centers owned and, in some instances, controlled by related parties including an entity controlled by our CEO. We recognized $1,151,284, $1,841,399 and $1,227,918 of managerial fees within the hospital division in the years ended December 31, 2022, 2021 and 2020, respectively, for these services.

●	Two of our ER Entities are obligated under managerial services agreements with related parties commencing in 2022. Payments under these agreements totaled $1,671,855 for the year ended December 31, 2022.

Note 19 – Variable Interest Entities

The following tables provide the balance sheet amounts for consolidated VIEs:

	December 31, 2022
	Real Estate	Physician	AHP
	Entities	LLCs	IPA

Current assets	$23,089,459	$6,915,710	$6,641,448
Property and equipment, net	16,726,986	3,668	-
Other long-term assets	24,500	-	16,553,040

Total assets	$39,840,945	$6,919,378	$23,194,488

Current liabilities	2,326,335	4,831,617	23,163,808
Long-term liabilities	15,019,633	-	30,680

Total liabilities	17,345,968	4,831,617	23,194,488

Equity	22,494,977	2,087,761	-

Total liabilities and equity	$39,840,945	$6,919,378	$23,194,488

	December 31, 2021
	Real Estate	Physician
	Entities	LLCs

Current assets	$10,959,090	$22,035,457
Property and equipment, net	32,182,902	-
Long-term assets	128,870,699	4,279

Total assets	$172,012,691	$22,039,736

Current liabilities	6,666,690	5,070,706
Long-term liabilities	68,850,689	930,000

Total liabilities	75,517,379	6,000,706

Equity	96,495,312	16,039,030

Total liabilities and equity	$172,012,691	$22,039,736

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

Note 20 – Quarterly Financial Data (Unaudited)

The following table presents statements of operations financial data for third quarter ended September 30, 2022, which was retrospectively changed, and for the fourth quarter ended December 31, 2022:

	Year ended December 31, 2022
	Q3 (1)	Q4

Total revenue	$28,395,058	$53,724,073

Total operating costs and expenses	54,863,504	53,193,749

Gross profit (loss)	(26,468,446)	530,324

Corporate and other costs:
Impairment of goodwill	398,135,038	-
General and administrative expenses	4,077,255	6,309,235
Total corporate and other costs	402,212,293	6,309,235

Operating loss	(428,680,739)	(5,778,911)

Interest expense, net	3,402,606	2,862,071
Other expense (income)	(630,450)	212,426
Income (loss) before taxes	(431,452,895)	(8,853,408)

Income tax expense	(8,543,880)	1,805,176

Net loss	(422,909,015)	(10,658,584)

Less: net income (loss) attributable to noncontrolling interests	(10,722,749)	4,093,593

Net loss attributable to Nutex Health Inc.	$(412,186,266)	$(14,752,177)

Earnings (loss) per common share
Basic	$(0.63)	$(0.02)
Diluted	$(0.63)	$(0.02)

(1)	As discussed in Note 3, we made a retrospective change in the valuation of options and warrants assumed by us as part of the total consideration in the merger with Clinigence. This change reduced the fair value of consideration paid and goodwill arising from the reverse business combination by $10.3 million.

In our quarterly report on Form 10-Q for the period ended September 30, 2022, we reported a non-cash impairment charge of $408.5 million to reduce the carrying amount of goodwill for the population health management division reporting unit. This amount was retrospectively lowered by $10.3 million because of the changes made to the fair value of consideration paid and goodwill arising from the reverse business combination.

Note 21 - Subsequent Events

The Company has evaluated subsequent events through the filing of this report and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transaction described below:

In February 2023, we closed one micro-hospital and two hospital outpatient department locations in our hospital division. The estimated closing costs include employee severance totaling approximately $162 thousand and non-cash lease right-of-use asset impairment expense totaling approximately $20.5 million.

In February 2023, the Company opened a new micro-hospital in Fort Smith, Arkansas.

On January 18, 2023, we issued 702,285 shares in a cashless exercise of warrants in a transaction exempt from registration.

* * * * *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of December 31, 2022. Based on this evaluation, the Company concluded that our disclosure controls and procedures were ineffective as of December 31, 2022 due to the material weakness identified as described below.

Material Weaknesses. In connection with the preparation of the Company’s annual consolidated financial statements, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

Based on this assessment, the following material weaknesses have been identified:

●	The Company did not design and implement logical access controls for certain financially relevant systems. Business process controls, both automated and manual, that are dependent upon the information derived from those financially relevant systems were also determined to be ineffective as a result of such deficiency;

●	Business process controls across the entity’s financial reporting processes were not effectively designed and implemented to properly address the risk of material misstatement, including controls without proper segregation of duties between preparer and reviewer and key management review controls; and

●	Ineffective design and implementation of controls over the completeness and accuracy of information included in key spreadsheets supporting the financial statements.

Each of these material weaknesses is further described in Part II, Item 9A. Management has concluded that, based on applying the COSO criteria, as of December 31, 2022, the Company’s internal control over financial reporting was not effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Remediation Plans. These material weaknesses did not result in a material misstatement of the Company’s consolidated financial statements for the periods presented. The Company has started the process of designing and implementing effective internal control measures to remediate the reported material weaknesses. The Company’s efforts include implementing a new enterprise-wide system that will help us in reducing reliance on manual processes and spreadsheets supporting the financial statements. We expect to complete this implementation in 2023. Additionally, the Company plans to engage a firm to assist in the proper design, implementation and testing of internal controls over financial reporting. We expect to add key senior management positions including a Chief Operating Officer and a SEC financial reporting manager as well in the near term. We have also already made some additions to our accounting and financial reporting teams in early-2023.

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

Item 9B. Other Information

None.

Item 9C. Disclosures Regarding Foreign Jurisdiction that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 13. Certain Relationships and Related Persons Transactions

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(b) Exhibits:

		Incorporated by Reference (File No. 000-53862)
Exhibit No	Description	Form	Exhibit	File Date
2.1	Agreement and Plan of Merger, dated as of February 25, 2021 by and among the Registrant, AHP, Merger Sub, and the Signing Stockholder	8- K	2.1	Mar. 2, 2021
2.2	Agreement and Plan of Merger, dated as of February 25, 2021 by and among the Registrant, AHA, and Merger Sub	8-K	2.3	Mar. 2, 2021
2.3	Agreement and Plan of Merger dated as of November 23, 2021 among Clinigence Holdings, Inc., Nutex Acquisition LLC, Nutex Health Holdco LLC, Micro Hospital Holding LLC (solely for the purposes of certain Sections ), Nutex Health LLC (solely for the purposes of certain Sections) and Thomas T. Vo in his capacity as the Nutex Representative	8-K	99.1	Nov. 24, 2021
2.4	Agreement and Plan of Merger dated effective as of October 21, 2021, by and between Clinigence Holdings, Inc., Clinigence Procare Health, Inc., Procare Health, Inc. Anh Nguyen and Tram Nguyen	8-K	2.1	Oct. 21, 2021
2.5	Form of Contribution Agreement (Under Construction Hospitals) as of November 23, 2021 by and among Nutex Health Holdco LLC and the owners listed on the signature pages thereto	10-Q	2.5	Aug. 22, 2022
2.6	Form of Contribution Agreement (Ramping Hospitals) as of November 23, 2021 by and among Nutex Health Holdco LLC and the owners listed on the signature pages thereto	10-Q	2.6	Aug. 22, 2022
2.7	Form of Contribution Agreement (Mature Hospitals) as of November 23, 2021 by and among Nutex Health Holdco LLC and the owners listed on the signature pages thereto	10-Q	2.7	Aug. 22, 2022
3.1	Amended and Restated Certificate of Incorporation of Clinigence Holdings, Inc. filed April 1, 2022	10-Q	3.1	Aug. 22, 2022
3.2	Second Amended and Restated Bylaws	8-K	3.2	Apr. 4, 2022
4.1	Note Purchase Agreement dated May 15, 2019.	10-K	4.1	May 14, 2020
4.2	Form of Convertible Promissory Note November 18, 2019	8-K	10.2	Nov. 22. 2019
4.3	Form of Warrant November 18, 2019	8-K	10.3	Nov. 22. 2019
4.4	2019 Omnibus Equity Incentive Plan	S-8 (333-267710)	10.2	Sep. 30, 2022
4.5	Amended and Restated Nutex Health Inc. 2022 Equity Incentive Plan	S-8 (333-267710)	10.1	Sep. 30, 2022
4.6	Description of Common Stock	10-Q	4.6	Aug. 22, 2022
4.7	Registration Rights Agreement dated as of September 21, 2021 by and among Clinigence Holdings, Inc. and Apollo Medical Holdings, Inc.	10-Q	4.7	Aug. 22, 2022
4.8	Registration Rights Agreement dated as of April 1, 2022 by and among Nutex Health Inc. and the stockholders of Nutex Health Holdco LLC set forth on Schedule A thereto	S-3 (333-267686)	4.4	Apr. 11, 2022
4.9	Amendment No. 1 dated as of July 1, 2022 to Registration Rights Agreement dated as of April 1, 2022	10-Q	4.9	Aug. 22, 2022
4.10	Registration Rights Agreement dated as of November 14, 2022 between Nutex Health Inc. and Lincoln Park Capital Fund, LLC	8-K	10.2	Nov. 18, 2022

10.1	Master Services Agreement dated as of February 25, 2021 by and between AHA Management, Inc. and AHPIPA	8-K	2.2	Mar. 2, 2021
10.2	Intellectual Property Asset Purchase Agreement, dated as of May 27, 2020 by and among the Registrant, Clinigence Health, AHA, and AHA Analytics	8-K	2.1	Jun. 3, 2020
10.3	Intellectual Property License Agreement, dated as of May 27, 2020 by and between Clinigence Health and AHA Analytics	8-K	2.2	Jun. 3, 2020
10.4	Managed Services Agreement, dated as of May 27, 2020 by and between Clinigence Health and AHA Analytics	8-K	2.3	Jun. 3, 2020
10.5	Securities Purchase Agreement between Clinigence Holdings, Inc. and Apollo Medical Holdings, Inc. dated as of September 21, 2021	8-K	3.02	Oct. 1, 2021
10.6	Form of Board of Directors Agreement	8-K	10.1	Apr. 26, 2022
10.7	Employment Agreement between Thomas T. Vo and Clinigence Holdings, Inc. (to be renamed Nutex Health Inc.) dated as of April 1, 2022	8-K	10.1	Apr. 4, 2022
10.8	Employment Agreement between Warren Hosseinion and Clinigence Health Holdings, Inc. (to be renamed Nutex Health Inc.) dated April 1, 2022	8-K	10.2	Apr. 4, 2022
10.9	Employment Agreement, dated as of June 8, 2022, between the Company and Jon Bates.	8-K	10.2	Jun. 10, 2022
10.10	Employment and Transition Agreement, dated as of June 8, 2022, between the Company and Michael Bowen	8-K	10.1	Jun. 10, 2022
10.11	Form of Commercial Lease Agreement (Hospital Entities) including Parent Guarantee (Nutex Health Inc.)	10-Q	10.11	Aug. 22, 2022
10.12	Form of Construction Loan Agreement (Hospital Entities) including Personal Guarantee (Related Parties)	10-Q	10.11	Aug. 22, 2022
10.13	Purchase Agreement dated as of November 14, 2022 between Nutex Health Inc. and Lincoln Park Capital Fund, LLC	8-K	10.1	Nov. 18, 2022
10.14*	Form of Restricted Stock Award Rescission Agreement
10.15	Partial Option Cancellation Agreement	8-K	10.1	Jan. 4, 2023
21.1*	List of Subsidiaries
23.1	Consent of Marcum LLP
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith

** Furnished herewith. This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

March 2, 2023	/s/ Thomas T. Vo
Thomas T. Vo, M.D.
Chief Executive Officer and Chairman of the Board (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 2, 2023	/s/ Thomas T. Vo
Thomas T. Vo, M.D.
Chief Executive Officer and Chairman of the Board (principal executive officer)

March 2, 2023	/s/ Jon C. Bates
Jon C. Bates
Chief Financial Officer (principal financial officer and principal accounting officer)

March 2, 2023	/s/ Warren Hosseinion
Warren Hosseinion
President and Director

March 2, 2023	/s/ Matthew S. Young
Matthew S. Young, M.D.
Director

March 2, 2023	/s/ John Waters
John Waters, CPA
Director

March 2, 2023	/s/ Cheryl Grenas
Cheryl Grenas, R.N., M.S.N.
Director

March 2, 2023	/s/ Michael L. Reed
Michael L. Reed
Director

March 2, 2023	/s/ Mitchell Creem
Michell Creem
Director