Form 10-K/A
period 2022-12-31
Nutex Health, Inc.
filed 2023-04-06
CIK 1479681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of voting common stock held by non-affiliates at June 30, 2022 was approximately $1.034 billion. At March 2, 2023, there were 650,926,125 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Not applicable.

Auditor Name	Marcum LLP
Auditor Location	Houston, Texas
Auditor Firm ID	688

EXPLANATORY NOTE

Nutex Health Inc. (the “Company,” “Nutex,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form-10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2022, originally filed with the Securities and Exchange Commission (the “SEC”) on March 3, 2023 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) of Form 10-K, which permits such information to be incorporated by reference in the Form 10-K from the Company’s definitive proxy statement if such proxy statement is filed no later than 120 days after the end of the Company’s fiscal year. The Company is filing this Amendment No. 1 to include the information required by Part III of the Original Filing to publicly disclose such information prior to the date on which the Company intends to file such proxy statement.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Items 10 through 14 of Part III and Item 15 of Part IV of the Original Filing have been amended and restated in their entirety. This Amendment No. 1 does not amend or otherwise update any other information in the Original Filing. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing and with the Company’s other filings with the SEC subsequent to the Original Filing. In addition, this Amendment No. 1 does not reflect events that may have occurred subsequent to the Original Filing date.

Pursuant to Rule 12b-15 under the Exchange Act, this Amendment No. 1 also contains new certifications pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, which are attached hereto. Because no financial statements are included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted. In addition, because no financial statements are included in this Amendment No. 1, new certifications of the Company’s Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 are not required to be included with Amendment No. 1.

NUTEX HEALTH INC.

AMENDMENT NO. 1 TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The following table shows information for the executive officers, directors and director nominees as of December 31, 2022. Directors hold office until their successors have been elected or qualified or until the earlier of their death, resignation, removal or disqualification. Executive officers serve at the discretion of the board of directors (the “Board”).

Name	Age	Position
Executive Officers and Directors
Thomas T. Vo, M.D., MBA	50	Chief Executive Officer and Chairman of the Board
Warren Hosseinion M.D.	51	President and Director
Jon C. Bates	53	Chief Financial Officer
Michael Chang, M.D.	52	Chief Medical Officer
Elisa Luqman, ESQ., MBA	58	Chief Legal Officer (SEC)
Pamela Montgomery, R.N., J.D.	57	Chief Legal Officer (Healthcare & Secretary)
Mitchell Creem, MHA	63	Independent Director
Cheryl Grenas, R.N., M.S.N	61	Independent Director
Michael L. Reed, MPH	64	Independent Director
John Waters, CPA	77	Independent Director
Danniel Stites, M.D.	42	Director

Executive Directors

Our Board manages our business and affairs. Under our Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws, the Board must consist of one or more members and those members hold office until the expiration of the term for which elected and until such director’s successor is elected and qualified or until such director’s earlier death, resignation or removal. Currently, our Board consists of seven directors.

Thomas T. Vo, M.D., MBA, Chief Executive Officer, Director and Chairman of the Board

Dr. Vo was appointed as the Company’s Chief Executive Officer on April 1, 2022 and elected, effective April 1, 2022, as the Chairman of the Board. Since 2010, Dr. Vo has served as the founder and executive officer of affiliates of the Company. Although no longer practicing, Dr. Vo worked as an emergency medicine physician in Houston, Texas, for over twenty years. Between 2008 and 2011, Dr. Vo served as a founder and original partner at the free-standing emergency health company, Neighbors Emergency Center. Since then, Dr. Vo has been involved with the opening of over 40 freestanding emergency departments and micro hospitals. Dr. Vo holds a Bachelor of Science in Life Sciences from Kent State University and received his Doctor of Medicine from North East Ohio Universities College of Medicine. In 2004, Dr. Vo also received his Master of Business Administration from Rice University. The Company believes that Dr. Vo’s unique background in the emergency hospital field and proven management experience make him well qualified to serve as a director.

Warren Hosseinion, M.D., President and Director

Warren Hosseinion, M.D., is the President and a director of the Company, positions he has held since April 2022. From February 26, 2021 to April 1, 2022, Dr. Hosseinion was Chief Executive Officer of Clinigence Holdings, Inc. (n/k/a Nutex Health Inc.). From April 2019 to April 2022, Dr. Hosseinion served as Chief Executive Officer and Chairman of the board of directors of Clinigence Holdings, Inc. In addition, Dr. Hosseinion has served as the Non-Executive Chairman of the board of directors of Cardio Diagnostic Holdings, Inc. (“Cardio”) (NASDAQ: CDIO) since the consummation of its business combination with Mana Capital Acquisition Corp. in October 2022. Cardio was formed to further develop and commercialize a series of products for major types of cardiovascular disease and associated co-morbidities including coronary heart disease, stroke, heart failure and diabetes, by leveraging our proprietary Artificial Intelligence-driven Integrated Genetic-Epigenetic Engine™. Dr. Hosseinion is a Co-Founder of Apollo Medical Holdings, Inc. (Nasdaq: AMEH) (“ApolloMed”) and served as a member of the board of directors of ApolloMed from July 2008 to March 2019, as the Chief Executive Officer of ApolloMed from July 2008 to December 2017, and as the Co-Chief Executive Officer of ApolloMed from December 2017 to March 2019. ApolloMed is a physician-centric, technology-powered, risk-bearing healthcare company with an integrated healthcare delivery platform that enables providers to successfully participate in value-based care arrangements. Dr. Hosseinion received his Bachelor of Science in Biology from the University of San Francisco, his Master of Science in Physiology and Biophysics from the Georgetown University Graduate School of Arts and Sciences, his Doctor of Medicine from the Georgetown University School of Medicine and completed his residency in internal medicine from the Los Angeles County-University of Southern California Medical Center. Dr. Hosseinion’s qualifications to serve on our Board include his position as our current President. In addition, Dr. Hosseinion’s experience as a physician, along with his background at ApolloMed and Cardio, brings our Board and our Company a depth of understanding of physician culture and the healthcare market, as well as a strong knowledge of the public markets.

Non-Management Directors

Mitchell Creem, MHA, Director, Compensation Committee Chairman

Mitchell Creem, MHA has been a director of the Company since April 1, 2022. Mr. Creem has spent over 30 years as a “C-level” executive of healthcare organizations, and he brings strong business evaluation and operational experience to the Company. Since July 2017, Mr. Creem has served as President of The Bridgewater Healthcare Group, which provides hospital and health network management services and performance consulting. From October 2015 to July 2017, Mr. Creem served as the Chief Executive Officer of Verity Health System, a six-hospital system in California. Prior to this, he served as the Chief Financial Officer and Board Member of ApolloMed from October 2012 to October 2015. Prior to ApolloMed, he served as the Chief Executive Officer of the Keck Hospital of University of Southern California (“USC”) and USC Norris Cancer Center. Prior to his tenure at USC, he served as the Chief Financial Officer and Associate Vice Chancellor of University of California, Los Angeles (“UCLA”) Health Sciences, including UCLA Medical Center, the Geffen School of Medicine at UCLA, and UCLA Faculty Practice. Prior to UCLA, he served as Chief Financial Officer of Beth Israel Deaconess Medical Center, a Harvard University teaching hospital, and Chief Financial Officer of Tufts University Medical Center. Prior to this, he worked for several years in a senior management position at the healthcare practice group of PricewaterhouseCoopers, where he was responsible for numerous consulting engagements, financial statement audits and financial feasibility studies. He has been a guest lecturer at USC, UCLA and Harvard University. Mr. Creem holds a Bachelor of Science in Accounting and Business Administration from Boston University and a Master of Health Administration from Duke University. The Company believes that Mr. Creem’s background and experience in healthcare management roles make him well qualified to serve as a director.

Cheryl Grenas, R.N. M.S.N., Director

Cheryl Grenas, R.N., M.S.N. has been a director of the Company since April 1, 2022. Since March 2018, Ms. Grenas has served as the Chief Nursing Officer at Behavioral Hospital of Bellaire. From July 2017 to March 2018, she was a consultant to start-up and existing freestanding emergency departments in the Houston metropolitan area. From August 2015 to July 2017, she was the Regional Facility Director at Neighbors Emergency Center (Free Standing Emergency Departments). Ms. Grenas served in the United States Navy for 20 years, achieved the rank of Lieutenant Commander, and is a veteran of two deployments in support of Operation Iraqi Freedom (2005) and Operation Enduring Freedom (2011). She was awarded two Navy Commendation Medals and four Navy Achievement Medals during her service. Ms. Grenas, holds a Bachelor of Science in Nursing and a Master of Science in nursing from Prairie View A&M University. The Company believes that Ms. Grenas’ background and experience in healthcare management roles make her well qualified to serve as a director.

Michael L. Reed, MPH. Director, Governance Committee Chairman

Michael L. Reed, MPH has been a director of the Company since April 1, 2022. Mr. Reed has been an independent consultant providing advisory services in the areas of emergency medicine, hospitalist medicine, hospital operations, risk-based payor contracts, value-based care, and physician practice operations and development since January of 2018. From January 2019 to January 2020, Mr. Reed was Senior Vice President of Business Development and Strategic Partnerships of the Oncology Institute, a value-based oncology care company. From April 2018 to December 2018, Mr. Reed served as the Chief Executive Officer of Turtle Peak Customer Service, LLC, a Las Vegas, Nevada-based privately-held customer service company. Since August 2017, Mr. Reed has served as Senior Advisor to NueHealth, LLC, based in Leawood, Kansas, a privately-held developer and investor in lower-cost healthcare centers.  From July 2009 to October 2013, Mr. Reed was President and Chief Executive Officer of Team Health Hospital Medicine, a division of TeamHealth, a once publicly-traded company that was acquired by Blackstone in 2017. In addition, from December 2001 to November 2004, he served as the Chief Operating Officer of Pinnacle Health System, a health care solutions company providing outpatient, inpatient, claims, billing, and medical management. Mr. Reed holds a Bachelor of Science in Health Services Management from California State University and received his Master of Public Health from UCLA. The Company believes that Mr. Reed's long-standing career as a professional healthcare executive within the emergency medicine system and value-based care make him well qualified to serve as a director.

John Waters, CPA, Director, Audit Committee Chairman

John Waters, CPA has been a director of the Company and Chairman of our Audit Committee since April 1, 2022. Prior thereto, Mr. Waters served as a director and the Chairman of the Audit Committee of Clinigence Holdings, Inc. starting October 29, 2019, the date of the closing of the reverse merger of Clinigence Holdings, Inc. with iGambit, Inc. From 2016 until October 29, 2019, Mr. Waters served as an Advisor to the board of directors of iGambit Inc. Mr. Waters was a Senior Partner at Arthur Andersen from 1967 to 2001 with a focus on mergers and acquisitions, particularly reverse mergers, and Securities Act (as defined below) filings with the SEC. For the past five years, he has also worked as a consultant to various public companies. Mr. Waters is a Certified Public Accountant (“CPA”), a member of American Institute of Certified Public Accountants (“AICPA”) and the New York State Society of CPAs. He has a Bachelor of Business Administration from Iona College.

Danniel Stites, M.D.

Danniel Stites, M.D. was elected as a director of the Company effective April 1, 2023. Dr. Stites is board certified in Emergency Medicine by the American Board of Emergency Medicine and is a Fellow of the American College of Emergency Physicians. Dr. Stites has been a practicing emergency medicine physician in Arizona for over 10 years. He has been the Managing Partner at Phoenix ER & Medical Hospital since March 2019 and the Chief Medical Officer since March 2020. He has also served as the Managing Partner and Chief Medical Officer of East Valley ER & Hospital since February 2022. Both hospital facilities are affiliates of the Company. Dr. Stites is one of only a few state certified EMS physicians and serves as Medical Director for several EMS and Law Enforcement agencies statewide. Dr. Stites has been the EMS and Prehospital Medical Director for a large, urban Level 1 trauma center since 2013. Additionally, Dr. Stites has worked as a Supervising Physician for hyperbaric oxygen therapy since 2020, Laboratory Clinical Consultant and Laboratory Director since 2020. Dr. Stites completed his emergency medicine residency at New York Hospital Queens/Weill Cornell Medical College, followed by a fellowship in Emergency Medical Services and Disaster Medicine from the University of New Mexico. Prior to his residency, he first earned his Doctor of Medicine from Ponce School of Medicine. Prior to this, he received a Bachelor of Science in Physiological Sciences from the University of Arizona. Dr. Stites’ passion for excellence in clinical care, along with his diverse clinical background and wealth of experience, make him well qualified to serve as a director.

Executive Officers

Jon C. Bates

Jon Bates was appointed as the Company’s Chief Financial Officer effective June 30, 2022. From 2006 until June 2022, Mr. Bates served as Vice President of Accounting/Corporate Controller at U.S. Physical Therapy, Inc., (NYSE: USPH), one of the largest publicly traded, pure-play national operators of outpatient physical therapy clinics and provider of industrial injury prevention services. Before joining USPH, Mr. Bates served as Chief Financial Officer and Chief Accounting Officer at Commerciant, L.P., Chief Accounting Officer/Corporate Controller at National Alarm Technologies LLC, Assistant Corporate Controller at American Residential Services, Inc., and a Senior Auditor at Arthur Andersen LLP. His areas of expertise include strategic financial planning, risk assessment & evaluation, Internal Audit/SOX reporting, valuation and deal acquisition, and many more. Mr. Bates is a Certified Public Accountant, holds a Bachelor of Business Administration from University of Texas at Austin and also received his Master of Business Administration from University of Houston. The Company believes that Mr. Bates extensive knowledge of Finance and Accounting, in combination with his experience with public financial reporting with the SEC, makes him a valuable Chief Financial Officer.

Michael Chang, M.D.

Michael Chang, M.D. was appointed Chief Medical Officer of the Company effective April 1, 2022. Since founding Tyvan LLC, a medical billing company in 2012, he has served as principal of Tyvan LLC, which became a wholly owned subsidiary of the Company in connection with the Merger (as defined below). Jointly with Dr. Vo, in 2008, he also founded Neighbors Emergency Center, a licensed and accredited full-service emergency room with several location in the greater Houston area, and served as Executive Director of practice management as well as Chairman of the Board. Further, Dr. Chang is founder and medical director for Hope Restored Treatment Center, a medical detox and rehab program as part of Nutex and Southeast Texas Hospital, a subsidiary of the Company. In addition, in 2018, he founded Synergy Wellness as a separate business focusing on wellness practices and mental health.

Elisa Luqman, ESQ., MBA

Ms. Luqman has served as the Chief Legal Officer (SEC) of our Company since April 1, 2022. She served as the Chief Financial Officer, Executive Vice President Finance and General Counsel of Clinigence Holdings, Inc. from October 2019 until the Merger. She also served as a director of Clinigence Holdings, Inc. from October 2019 to February 2021. At Clinigence Holdings, Inc., Ms. Luqman was responsible for maintaining the corporation’s accounting records and statements, preparing its SEC filings and overseeing compliance requirements. She was an integral member of the Clinigence Holdings, Inc. team responsible for obtaining its NASDAQ Stock Market LLC (“NASDAQ”) listing and completing the reverse merger with the Company. At the Company, Ms. Luqman continues to be responsible for preparing its SEC filings and overseeing compliance requirements. Ms. Luqman has served as Chief Financial Officer of Cardio since March 2021. In addition, Ms. Luqman co-founded bigVault Storage Technologies, a cloud- based file hosting company acquired by Digi-Data Corporation in February 2006. From March 2006 through February 2009, Ms. Luqman was employed as Chief Operating Officer of the Vault Services Division of Digi-Data Corporation, and subsequently during her tenure with Digi-Data Corporation she became General Counsel for the entire corporation. In that capacity she was responsible for acquisitions, mergers, patents, customer, supplier, and employee contracts, and worked very closely with Digi-Data’s outside counsel firms. In March 2009, Ms. Luqman rejoined iGambit Inc. (“IGMB”) as Chief Financial Officer and General Counsel. Ms. Luqman has overseen and been responsible for IGMB’s SEC filings, FINRA filings and public company compliance requirements from its initial Form 10 filing with the SEC in 2010 through its reverse merger with Clinigence Holdings, Inc. in October 2019. Ms. Luqman received a Bachelor of Arts, a Juris Doctor, and a Master of Business Administration with a specialization in Finance from Hofstra University. Ms. Luqman is a member of the bar in New York and New Jersey..

General

Our Board has adopted a Code of Business Ethics Policy, and charters for our Audit Committee, Compensation Committee and Nominating and Governance Committee to assist the Board in the exercise of its responsibilities and to serve as a framework for the effective governance of the Company. You can access our current committee charters, our Code of Business Conduct and Ethics in the “Governance” section of the “Investor Relations” page of our web site located at https://www.nutexhealth.com/governance-documents/.

Audit Committee

The Audit Committee is responsible for monitoring and reviewing our financial statements and internal controls over financial reporting. In addition, they recommend the selection of the independent auditors and consult with both management and the independent auditors prior to the presentation of financial statements to stockholders and the filing of our forms 10-Q and 10-K. The Audit Committee has adopted a charter and it is posted on our web site at https://www.nutexhealth.com/governance-documents/.

The Audit Committee consists of Messrs. Mitchell Creem, Michael Reed, MPH, and John Waters, CPA with Mr. Waters serving as Chairman. The Board has determined that Mr. Waters is an “audit committee financial expert” (as that term is defined under SEC rules implementing Section 407 of the Sarbanes-Oxley Act) and, each of the three audit committee members are “independent” directors that satisfy the heightened audit committee independence requirements under the NASDAQ Listing Rules and Rule 10A-3 of the Exchange Act.

Compensation Committee

The Compensation Committee consists of Messrs. Mitchell Creem, MHA, and Ms. Cheryl Grenas, R.N., M.S.N. and Michael Reed, MPH, with Mitchell Creem, MHA serving as Chairman and is responsible for reviewing and recommending to the Board the compensation and over-all benefits of our executive officers. The Compensation Committee may, but is not required to, consult with outside compensation consultants. The Compensation Committee has adopted a charter and the charter is posted on our web site https://www.nutexhealth.com/governance-documents/.

Nominating and Governance Committee

The Nominating and Governance Committee is responsible for assisting the Board in fulfilling its fiduciary responsibilities with respect to the oversight of the Company’s affairs in the areas of corporate governance matters.

Additionally, the Nominating and Governance Committee is responsible for overseeing the selection of persons to be nominated to serve on our Board. The Nominating and Governance Committee considers persons identified by its members, management, shareholders, investment bankers and others.

The guidelines for selecting nominees, which are specified in a charter adopted by us, generally provide that persons to be nominated:

•	should have demonstrated notable or significant achievements in business, education or public service;

•	should possess the requisite intelligence, education and experience to make a significant contribution to the Board and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and

•	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The Nominating and Governance Committee considers a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating and Governance Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The Nominating and Governance Committee does not distinguish among nominees recommended by shareholders and other persons. The Nominating and Governance Committee consists of Messrs. Mitchell Creem, MHA, Michael Reed, MPH, and Ms. Cheryl Grenas, R.N., M.S.N., with Michael Reed, MPH serving as chairman. The Nominating and Governance Committee has adopted a charter and the charter is posted on our web site https://www.nutexhealth.com/governance-documents/.

Board Composition

Our Board currently consists of seven members: Messrs. Thomas T. Vo M.D. MBA, Jon C. Bates, Warren Hosseinion M.D., Danniel Stites, M.D., John Waters CPA, Michael Reed MPH, Mitchell Creem, MHA, and Ms. Cheryl Grenas R.N., M.S.N. As set forth in our Certificate of Incorporation, the Board is currently divided into three classes with staggered, three-year term. At each annual meeting of stockholders, the successors to directors whose terms then expire will be elected to serve from the time of election and qualification until the third annual meeting following election. Our Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws provide that the authorized number of directors may be changed only by resolution adopted by a majority of the entire Board. Any additional directorships resulting from an increase in the number of directors will be distributed among the three classes so that, as nearly as possible, each class will consist of one-third of the directors. The division of our Board into three classes with staggered three-year terms may delay or prevent a change of our management or a change in control of our Company. Our directors may be removed only for cause by the affirmative vote of the holders of a majority in voting power of the outstanding shares of our capital stock entitled to vote in the election of directors.

Director Independence

Ms. Grenas, R.N., M.S.N. and Messrs. Mitchell Creem, MHA, Michael Reed MPH, and John Waters, CPA each qualify as “independent” in accordance with the listing requirements of NASDAQ. The NASDAQ independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us.

In addition, as required by NASDAQ rules, our Board has made an affirmative determination as to each independent director that no relationships exist, which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including the beneficial ownership of our capital stock by each director.

Messrs. Thomas T. Vo, M.D., MBA and Warren Hosseinion, M.D. are not considered independent because they are officers of the Company. Danniel Stites, M.D. is not considered independent because he is the Chief Medical Officer and Managing Partner of both East Valley ER & Hospital and Phoenix ER & Medical Hospital, affiliates of the Company. Our Board also determined that each non-employee director who serves as a member of the Audit, Compensation, and Nominating Committees satisfies the independence standards for such committee established by the SEC and NASDAQ, as applicable.

Executive Sessions

Our independent directors meet in executive sessions without non-independent directors or management present on a regularly scheduled basis, but no less than twice per year. Each executive session of the independent directors is presided over by the Chair of the Nominating and Governance Committee.

Director Candidates

The Nominating and Governance Committee is primarily responsible for searching for qualified director candidates for election to the Board and filling vacancies on the Board. To facilitate the search process, the Nominating and Governance Committee may solicit current directors and executives of the Company for the names of potentially qualified candidates or ask directors and executives to pursue their own business contacts for the names of potentially qualified candidates. The Nominating and Governance Committee may also consult with outside advisors or retain search firms to assist in the search for qualified candidates, or consider director candidates recommended by our stockholders. Once potential candidates are identified, the Nominating and Governance Committee reviews the backgrounds of those candidates, evaluates candidates’ independence from the Company and potential conflicts of interest and determines if candidates meet the qualifications desired by the Nominating and Governance Committee for candidates for election as a director. In evaluating the suitability of individual candidates (both new candidates and current Board members), the Nominating and Governance Committee, in recommending candidates for election, and the Board, in approving (and, in the case of vacancies, appointing) such candidates, may take into account many factors as set forth in our Corporate Governance Guidelines, including: personal and professional integrity, ethics and values; experience in corporate management, such as serving as an officer or former officer of a publicly held company; strong finance experience; relevant social policy concerns; experience relevant to the Company’s industry; experience as a board member or executive officer of another publicly held company; relevant academic expertise or other proficiency in an area of the Company’s operations; diversity of expertise and experience in substantive matters pertaining to the Company’s business relative to other board members; diversity of background and perspective, including, but not limited to, with respect to age, gender, race, place of residence and specialized experience; practical and mature business judgment, including, but not limited to, the ability to make independent analytical inquiries; and any other relevant qualifications, attributes or skills. The Board evaluates each individual in the context of the Board as a whole, with the objective of assembling a group that can best perpetuate the success of the business and represent stockholder interests through the exercise of sound judgment using its diversity of experience in these various areas. Stockholders may recommend individuals to the Nominating and Governance Committee for consideration as potential director candidates by submitting the names of the recommended individuals, together with appropriate biographical information and background materials, to the Nominating Committee, c/o Secretary, Nutex Health Inc., 6030 S. Rice Ave, Suite C, Houston, TX 77081. In the event there is a vacancy, and assuming that appropriate biographical and background material has been provided on a timely basis, the Nominating and Governance Committee will evaluate stockholder-recommended candidates by following substantially the same process, and applying substantially the same criteria, as it follows for candidates submitted by others.

Communications from Stockholders

The Board will give appropriate attention to written communications that are submitted by stockholders, and will respond if and as appropriate. Our Secretary is primarily responsible for monitoring communications from stockholders and for providing copies or summaries to the directors as he considers appropriate.

Communications are forwarded to all directors if they relate to important substantive matters and include suggestions or comments that our Secretary and Chairman of the Board consider to be important for the directors to know. In general, communications relating to corporate governance and long-term corporate strategy are more likely to be forwarded than communications relating to ordinary business affairs, personal grievances and matters as to which we tend to receive repetitive or duplicative communications. Stockholders who wish to send communications on any topic to the Board should address such communications to the Board in writing: Nutex Health Inc., 6030 S. Rice Ave, Suite C, Houston, TX 77081.

Board Leadership Structure

Our Second Amended and Restated Bylaws and Corporate Governance Guidelines provide our Board with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure would be in the best interests of our Company. Currently, Dr. Vo serves as the Company’s Chairman and Chief Executive Officer. The Board may, however, make changes to its leadership structure in the future as it deems appropriate.

In addition, the Board may appoint a lead independent director. The lead independent director, if appointed, will preside over periodic meetings of independent directors, serve as a liaison between the Chairman and the independent directors and perform such additional duties as the Board may otherwise determine and delegate.

Role of the Board in Risk Oversight

Risk assessment and oversight are an integral part of our governance and management processes. Our Board encourages management to promote a culture that incorporates risk management into our corporate strategy and day-to-day business operations. Management discusses strategic and operational risks at regular management meetings and conducts specific strategic planning and review sessions during the year that include a focused discussion and analysis of the risks facing us. Throughout the year, senior management reviews these risks with the Board at regular Board meetings as part of management presentations that focus on particular business functions, operations or strategies, and presents the steps taken by management to mitigate or eliminate such risks. Our Board does not have a standing risk management committee, but rather administers this oversight function directly through the Board as a whole, as well as through various standing committees of the Board that address risks inherent in their respective areas of oversight. While our Board is responsible for monitoring and assessing strategic risk exposure, our Audit Committee is responsible for discussing the Company’s policies with respect to risk assessment and risk management, including guidelines and policies to govern the process by which the Company’s exposure to risk is handled. The Audit Committee also oversees management of financial and cybersecurity risks and potential conflicts of interest. Our Nominating and Governance Committee is responsible for overseeing the management of risks relating to the Company’s compensation plans, equity incentive plans and other compensatory arrangements as well as risks associated with the Company’s corporate governance framework. The Board does not believe that its role in the oversight of our risks affects the Board’s leadership structure.

Code of Business Ethics

We have adopted a written code of business conduct and ethics that applies to our directors, officers and employees, including our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Our code of business conduct and ethics is available under the Corporate Governance section of our web site at https://www.nutexhealth.com/governance-documents/. In addition, we intend to post on our web site all disclosures that are required by law or the NASDAQ rules concerning any amendments to, or waivers from, any provision of the code. The reference to our web site address does not constitute incorporation by reference of the information contained at or available through our web site, and you should not consider it to be a part of this proxy statement.

Anti-Hedging Policy

Our Board has adopted a Securities Trading Policy, which applies to all of our directors, officers and employees. The policy prohibits our directors, officers and employees and any entities they control from purchasing financial instruments such as prepaid variable forward contracts, equity swaps, collars, and exchange funds, or otherwise engaging in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of the Company’s equity securities, or that may cause an officer, director, or employee to no longer have the same objectives as the Company’s other stockholders.Our Securities Trading Policy can be found under the Corporate Governance section of our web site at https://www.nutexhealth.com/governance-documents.

Compensation Committee Interlocks and Insider Information

During 2022, the members of our Compensation Committee were Mitchell Creem, MHA, Cheryl Grenas, R.N., M.S.N. and Michael Reed, MPH, none of whom was during fiscal year 2022 an officer or employee of the Company or was formerly an officer of the Company. Related person transactions pursuant to Item 404(a) of Regulation S-K involving those who served on the Nominating and Governance Committee during 2022 are described in “Certain Relationships and Related Person Transactions.” During 2022, none of our executive officers served as a member of the Board or Compensation Committee (or other committee performing equivalent functions) of any entity that had one or more executive officers serving on our Board or Nominating and Governance Committee.

Attendance by Members of the Board at Meetings

There were 12 Board meetings during the fiscal year ended December 31, 2022.

Under our Corporate Governance Guidelines, which are available on our web site at https://www.nutexhealth.com/governance-documents, a director is expected to spend the time and effort necessary to properly discharge his or her responsibilities. Accordingly, a director is expected to regularly prepare for and attend meetings of the Board and all committees on which the director sits (including separate meetings of the independent directors), with the understanding that, on occasion, a director may be unable to attend a meeting. A director who is unable to attend a meeting of the Board or a committee of the Board is expected to notify the Chairman of the Board or the Chairman of the appropriate committee in advance of such meeting, and, whenever possible, participate in such meeting via teleconference in the case of an in-person meeting. We do not maintain a formal policy regarding director attendance at the Annual Meeting; however, it is expected that absent compelling circumstances directors will attend. Given the timing of the Closing of the Business Combinations, we did not hold an annual meeting in 2022.

Item 11. Executive Compensation and Other Information

Compensation Committee Report

The material in this report is not deemed soliciting material or filed with the SEC and is not to be incorporated by reference in any filing by us under the Securities Act of 1933, as amended (the “Securities Act”), or the  Exchange Act, whether made before or after the date of this Amendment No. 1 and irrespective of any general incorporation language in those filings.

The Compensation Committee has reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of SEC Regulation S-K with management. Based on such review and discussions, the Compensation Committee recommended to the Board that the Compensation Discussion and Analysis be included in this Form 10-K/A.

Respectfully
submitted by:

Mitchell Creem, MHA,
Cheryl Grenas, R.N., M.S.N.
Michael Reed, MPH

Executive Compensation

This section discusses the material components of the executive compensation for Nutex executive officers who are named in the “Summary Compensation Table.” As of December 31, 2022, the “named executive officers” (“NEOs”) and their positions with Nutex Health Inc. were as follows:

•	Thomas T. Vo, M.D. MBA, Chief Executive Officer;
•	Warren Hosseinion, M.D., President;
•	Jon C. Bates, Chief Financial Officer;
•	Michael Bowen (Chief Financial Officer until June 30, 2022);
•	Pamela Montgomery, Chief Legal Officer – Healthcare; and
•	Elisa Luqman, Chief Legal Officer – SEC.

Compensation Philosophy and Objectives

Our compensation philosophy is to attract, motivate, and retain talented executives responsible for Nutex’s success, which operates in an extremely competitive and rapidly evolving industry. With this in mind, we strive to set our compensation programs within the appropriate competitive framework and based on the achievement of its overall financial results, individual contributions, performance by our employees, and each executive’s potential to enhance long-term stockholder value. Within this overall philosophy, Nutex’s objectives are to:

•	motivate executives to achieve quantitative financial objectives and create a meaningful link between achievement of these objectives and individual executive compensation;
•	align our executives’ financial interests with our stockholders’ financial interests by providing significant long term equity based incentives; and
•	offer a competitive total compensation package that enables us to attract and retain top talent in a competitive external job market.

The compensation committee uses Nutex’s compensation philosophy and objectives as a guide in establishing the compensation programs, practices, and packages offered to our executives. The compensation committee also uses these objectives in assessing the proper allocation between long-term and short-term incentive compensation, and cash and non-cash compensation although Nutex has no formal policies requiring any specific allocation.

The compensation for the NEOs generally consists of three primary components: base salary, annual incentive bonus, and equity awards. Other compensation components include severance and change of control provisions, and generally available benefits such as health insurance, 401(k) retirement benefits, and participation in our 2022 Plan (as defined below).

The compensation committee considers the proper allocation between fixed and variable compensation and long-term and short-term incentives by considering the balance that is required to attract and retain executives and reward them for the short-term success of Nutex’s business, while appropriately motivating the executives to strive to achieve Nutex’s long-term goals. The compensation committee also considers the need to offer compensation packages that are comparable to those offered by companies competing with Nutex for executive talent. In allocating between cash and non-cash compensation, Nutex generally seeks to be in the middle of its peer group for cash compensation, and above average for equity-based compensation so as to align the interests of Nutex stockholders and its NEOs. Nutex also believes that generally available benefits should be competitive with the external job market, in order to allow it to attract and retain talent. The compensation committee, however, does not have a pre-established policy or target a specific percentile among our peers for the allocation between long-term and short-term incentive compensation and cash and non-cash compensation.

Role and Authority of the Board and Compensation Committee

Our Compensation Committee is responsible for the executive compensation programs for our executive officers and reports to our Board on its discussions, decisions and other actions. Our Chief Executive Officer makes recommendations for the respective executive officers that report to him to our Compensation Committee and typically attends compensation committee meetings. Our Chief Executive Officer makes such recommendations (other than with respect to himself) regarding base salary, and short-term and long-term compensation, including equity incentives, for our executive officers based on our results, an executive officer’s individual contribution toward these results, the executive officer’s role and performance of his or her duties and his or her achievement of individual goals. Our Compensation Committee then reviews the recommendations and other data, including various compensation survey data and publicly-available data of our peers, and makes decisions as to the target total direct compensation for each executive officer, as well as each individual compensation element. While our Chief Executive Officer typically attends meetings of the Compensation Committee, the Compensation Committee meets outside the presence of our Chief Executive Officer when discussing and approving his compensation and when discussing certain other matters, as well.

Our Compensation Committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our executive compensation programs and related policies. In fiscal year 2022, the Board and the Compensation Committee retained Mercer, a national compensation consulting firm, to provide it with market information, analysis and other advice relating to executive compensation on an ongoing basis. The Board and the Compensation Committee engaged Mercer to, among other things, assist in developing an appropriate group of peer companies to help us determine the appropriate level of overall compensation for our executive officers, as well as to assess each separate element of compensation, with a goal of ensuring that the compensation we offer to our executive officers, individually as well as in the aggregate, is competitive and fair. We do not believe the retention of, and the work performed by Mercer creates any conflict of interest.

This discussion may contain forward-looking statements that are based on our current plans, considerations, expectations and determinations regarding future compensation programs. Actual compensation programs that we adopt in the future could vary significantly from our historical practices and currently planned programs summarized in this discussion.

The following table sets forth information concerning the compensation of the NEOs for the year ended December 31, 2022, 2021, and 2020:

Summary Compensation Table

Current Officers Name & Principal Position	Year	Salary	Bonus	Stock (1)	Option Awards (2)	Non-equity Incentive Plan Compensation	Change in pension value and Nonqualified Deferred Compensation Earnings	All Other Compensation		Total
		($)	($)	($)	($)	($)	($)	($)		($)
	2022	931,841	0	0	0	0	0	6,384	(8)	938,225
Thomas T. Vo, MD, MBA,	2021	251,310	0	0	0	0	0	6,354		257,664
Chief Executive Officer (4)	2020	151,310	0	0	0	0	0	7,536		158,846
	2022	686,350	0	0	1,960,228	0	0	25,500	(8)	2,672,078
Warren Hosseinion MD,	2021	342,805	150,000	0	964,602	0	0	375,263	(3)	1,307,407
President (5)	2020	0	0	0	338,638	0	0	0		338,638
	2022	150,000	0	0	0	0	0	2,912	(8)	152,912
Jon Bates,	2021	0	0	0	0	0	0	0		0
Chief Financial Officer (6)	2020	0	0	0	0	0	0	0		0
	2022	230,100	0	0	455,984	0	0	0		686,084
	2021	167,509	50,000	0	0	0	0	0		217,509
Michael Bowen (7)	2020	0	0	0	0	0	0	0		0
	2022	247,596	12,500	0	0	0	0	15,259	(8)	275,355
Pamela Montgomery,	2021	143,872	86,402	0	0	0	0	14,034		244,308
Chief Legal Officer - Healthcare	2020	143,872	62,018	0	0	0	0	8,786		214,676
	2022	251,334	0	0	341,988	0	0	0		593,322
Elisa Luqman,	2021	157,600	125,000	2,415	643,068	0	0	0		928,083
Chief Legal Officer - SEC	2020	133,225	0	0	217,328	0	0	0		350,553

(1)	Discretionary stock grants made in 2021 for 2020 performance. These amounts reflect the grant date fair values of performance awards. The amounts reported do not reflect compensation actually received.

(2)	Discretionary stock option grants made in 2022 for completion of Nutex merger, 2021 for completion of AHA and AHP Mergers and discretionary stock option grants made in 2020 for performance. These amounts reflect the grant date fair values of performance awards. The amounts reported do not reflect compensation actually received.

(3)	Tax gross-up payment to Dr. Hosseinion for effect of stock option grants pursuant to the AHA AHP Mergers in light of his contributions and this tax being applicable due to Dr. Hosseinion receiving reduced amounts of compensation for his service prior to entering into the AHA and AHP Merger Agreement.

(4)	Dr. Vo was appointed Chief Executive Officer of Nutex Health Inc. on April 1, 2022 with an annual base salary of $1,000,000. Prior to April 1,2022, Dr. Vo was Chief Executive Officer of an affiliate of Nutex Health Holdco LLC. In such capacity, he received an annual salary of $251,310 and 151,310 for each of 2021 and 2020, respectively.

(5)	Dr. Hosseinion was appointed President of the Company on April 1, 2022 with an annual base salary of $750,000. Prior to April 1, 2022, and starting February 26, 2021, Dr. Hosseinion was Chief Executive Officer of Clinigence Holdings, Inc. with a base salary of $475,000.

(6)	Jon Bates was appointed Chief Financial Officer of the Company effective June 30, 2022, with an annual base salary of $300,000.

(7)	Michael Bowen served as the Company’s Chief Financial Officer from February 26, 2021 until June 30, 2022 with an annual base salary of $225,000. Pursuant to his Employment and Transition Agreement dated June 8, 2022, Mr. Bowen was paid $225,000 during fiscal year 2022.

(8)	Reflects health, dental, and life insurance premiums paid for the applicable year.

Narrative to Summary Compensation Table

2022 Salaries

Nutex provides base salary to the NEOs and other employees to compensate them for services rendered on a day-to-day basis during the fiscal year.

The compensation committee reviews executive base salaries in conjunction with Nutex’s annual performance review process. During this process, Nutex’s Chief Executive Officer will review the performance of the NEOs (other than himself) and will report those findings to the Compensation Committee. A NEO’s personal performance will be judged in part on whether Nutex’s business objectives are being met. In setting base salary, management and the Compensation Committee considers each NEO’s experience, skills, knowledge, responsibilities, and performance, Nutex’s performance as a whole, and the report and recommendations of Nutex’s Chief Executive Officer (other than for himself). An assessment of a NEO’s personal performance is qualitative, with much reliance on our Chief Executive Officer’s subjective evaluation of a NEO’s personal performance (other than his own personal performance) and the Compensation Committee’s experience and knowledge regarding compensation matters. No specific weight is attributed to any of the factors considered by the Compensation Committee in setting base salary changes. For newly hired NEOs, the Compensation Committee also considers the base salary of the individual at his or her prior employment and any unique personal circumstances that motivated the executive to leave that prior position and join Nutex. The compensation committee aims to keep salaries in line with the external job market. Increases over the prior year’s base salary will be considered within the context of Nutex’s overall annual compensation adjustment budget to ensure that any increases are fiscally prudent and feasible for Nutex. The compensation committee does not apply specific formulas to determine increases. There is no process in setting these annual merit increase budgets other than the annual business planning process.

In 2022, the NEOs received an annual base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The 2022 annual base salaries for our NEOs were $1,000,000 for Thomas T. Vo, M.D., MBA, $750,000 for Warren Hosseinion, M.D., $300,000 for Jon C. Bates, $225,000 for Michael Bowen, $250,000 for Pamela Montgomery and $250,000 for Elisa Luqman. The actual base salaries earned by our NEOs for services in 2022 are set forth above in the Summary Compensation Table in the column entitled “Salary”.

2022 Bonuses

Previously, Nutex has utilized incentive bonuses to reward performance achievements and has annual target incentive bonuses for certain of our executives, payable either in whole or in part, depending on the extent to which the financial performance goals set by the Compensation Committee are achieved. Our NEOs were eligible to earn cash bonuses for work performed in calendar year 2022, as determined by our Board and Compensation Committee (or a subcommittee thereof). In connection with the Closing of the Merger, our Chief Legal Officer- Healthcare was awarded a bonus of $12,500. As of the Closing of the Merger, the board/Compensation Committee elected not to award any cash bonus payments to any of the executive officers for fiscal 2022.

Equity Compensation Plan Information

Internal Revenue Code Section 409A

Internal Revenue Code Section 409A (“Section 409A”) imposes additional significant taxes in the event that an executive officer, director or service provider receives “deferred compensation” that does not satisfy the requirements of Section 409A. Although Nutex does not maintain a traditional nonqualified deferred compensation plan, Section 409A does apply to certain severance and bonus arrangements and equity awards. Further, Nutex intends to structure its equity awards in a manner to either avoid the application of Section 409A or, to the extent doing so is not possible, comply with the applicable Section 409A requirements.

2019 Omnibus Equity Incentive Plan

In 2019, we adopted the 2019 Omnibus Equity Incentive Plan (the “2019 Plan”). Awards granted under the 2019 Plan have a ten-year term and may be incentive stock options, non-statutory stock options, restricted stock, restricted stock units (“RSUs”), stock appreciation rights, performance units or performance shares. The awards were granted at an exercise price equal to the fair market value on the date of grant and generally vest over a four-year period. The 2019 Plan has since been replaced by the 2022 Plan (as defined below).

2022 Equity Incentive Plan

On March 16, 2022, the shareholders of the Company approved the Amended and Restated Nutex Health Inc. 2022 Equity Incentive Plan (the “2022 Plan”) which amended and replaced, in its entirety, the 2019 Plan upon the closing of the merger by and among the Company, Nutex Acquisition LLC (“Merger Sub”), Micro Hospital Holding LLC (solely for the purposes of certain sections), Nutex Health LLC (solely for the purposes of certain sections) and Thomas T. Vo, solely in his capacity as the representative of the equityholders of the Company (the “Merger Agreement”), pursuant to which Merger Sub merged with and into the Company, with the Company surviving as a wholly owned subsidiary of the Company (the “Merger”). Awards granted under the 2022 Plan have a ten-year term and may be incentive stock options, non-statutory stock options, restricted stock, RSUs, stock appreciation rights, performance units or performance shares. The awards are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a four-year period.  The Compensation Committee believes that unvested equity awards are a key factor in motivating and retaining executive personnel, as well as incentivizing executive personnel to preserve the current value and grow the future value of Nutex common stock, thereby furthering the interests of Nutex’s other stockholders.

The 2022 Plan can be found in its entirety as Exhibit 5.4 to the Company’s Annual Report on Form 10-K filed with the SEC on March 3, 2023, and available at www.sec.gov.

In March of 2022, the Compensation Committee made grants of 3,624,000 Nonqualified Stock Options to the executive officers, consultants, and directors under the 2022 Plan. In December of 2022, 1,040,221 stock option grants were surrendered and cancelled.

Number of Awards Granted to Employees, Directors and Consultants in 2022

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))	Notes
	(a)	(b)	(c)
Equity compensation plans approved by security holders	5,147,770	$2.32	1,352.240	6,500,010 Original reserve when plan approved by security holders
Equity compensation plans not approved by security holders

Total	5,147,770	$2.32	1,352,240

Stock Options. Both Incentive Stock Options (“ISOs”) (which are entitled to potentially favorable tax treatment) and nonqualified stock options (“NQSOs”) may be granted under the 2022 Plan. The committee will determine the vesting schedule and number of shares covered by each stock option granted to a participant. The stock option exercise price is determined at grant by the committee and must be at least 100% of the fair market value of a share of common stock on the date of grant (110% for ISOs granted to stockholders who own more than 10% of the total outstanding shares of the company, its parent or any of its subsidiaries). The term of a stock option shall not exceed 10 years from the date of grant (or 5 years for ISOs granted to stockholders who own more than 10% of the total outstanding shares of the company, its parent or any of its subsidiaries).

Other Shares or Share-Based Awards. The committee may grant other forms of equity-based or equity-related awards other than stock options, restricted stock, or RSUs. Such awards may be based upon attainment of performance goals established by the administrator and may involve the transfer of actual shares to participants, or payment in cash or otherwise of amounts based on the value of shares.

Clawback Rights. Awards granted under the 2022 Plan will be subject to recoupment or clawback under the Company’s clawback policy or applicable law, both as in effect from time to time.

Change of Control of Company. Awards granted under the 2022 Plan do not automatically accelerate and vest, become exercisable (with respect to stock options), or have performance targets deemed earned at target level if there is a sale of the Company. The 2022 Plan provides flexibility to the committee to determine how to adjust awards at the time of a sale of the Company.

No Repricing. The 2022 Plan prohibits the amendment of the terms of any outstanding award, and any other action taken in a manner to achieve (i) the reduction of the exercise price of NQSOs, ISOs or stock appreciation rights (collectively, “Stock Rights”); (ii) the cancellation of outstanding Stock Rights in exchange for cash or other awards with an exercise price that is less than the exercise price or base price of the original award; (iii) the cancellation of outstanding Stock Rights with an exercise price or base price that is less than the then current fair market value of a share of common stock in exchange for other awards, cash or other property or (iv) otherwise effect a transaction that would be considered a “repricing” for the purposes of the stockholder approval rules of the applicable securities exchange or inter-dealer quotation system on which the common stock is listed or quoted without stockholder approval.

Transferability of Awards. Awards under the 2022 Plan generally are not transferable by the recipient other than by will or the laws of descent and distribution. Any amounts payable or shares issuable pursuant to an award generally will be paid only to the recipient or the recipient’s beneficiary or representative.

Adjustments. As is customary in incentive plans of this nature, each share limit and the number and kind of shares available under the 2022 Plan and any outstanding awards, as well as the exercise price or base price of awards, and performance targets under certain types of performance-based awards, are subject to adjustment in the event of certain reorganizations, mergers, combinations, recapitalizations, stock splits, reverse stock splits, stock dividends, or other similar events that change the number or kind of shares outstanding, and extraordinary dividends or distributions of property to the stockholders.

Amendment and Termination. The Board may amend, modify or terminate the 2022 Plan without stockholder approval, except that stockholder approval must be obtained for any amendment that, in the reasonable opinion of the board or the committee, constitutes a material change requiring stockholder approval under applicable laws, policies or regulations or the applicable listing or other requirements of a stock exchange on which shares of common stock are then listed. The 2022 Plan will terminate at the earliest of (i) termination of the 2022 Plan by the Board or (ii) the tenth anniversary of the board adoption of the 2022 Plan. Awards outstanding upon expiration of the 2022 Plan shall remain in effect until they have been exercised or terminated or have expired.

Benefits and Perquisites

Pension Benefits

None of the NEOs participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by Nutex.

Nonqualified Deferred Compensation

None of the NEOs participates in or has account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by Nutex.

Health and Welfare Plans

In 2022, we reimbursed our President for medical benefits pursuant to his employment agreement as set forth in the executive compensation table above, and the remaining NEOs participated in a 401(k) retirement savings plan maintained by Nutex. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. In 2022, the Company made matching contributions up to 3% under the 401(k) plan.

In 2022, the NEOs participated in standard health and welfare plans maintained by Nutex Health Inc. We believe the benefits described above are necessary and appropriate to provide a competitive compensation package to our NEOs.

Tax Gross-Ups

There were no gross up payments in 2022. Each employment agreement provides that if the compensation and benefits payable under such agreement would constitute a “parachute payment” under Section 280G of the Internal Revenue Code, then the employment agreement or award agreements, as the case may be, (would provide either the full amount or a lesser amount such that no portion is subject to Section 280G, whichever provides the higher after-tax amount, including the potential taxes under Section 4999.)

Outstanding Equity Awards at Fiscal Year-End

The following table presents certain information concerning the outstanding option and RSU awards held as of December 31, 2022 by each NEO. The market values below are based on the reported closing market price of our common stock on Nasdaq as of December 30, 2022 ($1.90 per share).

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options(#): Exercisable	Number of Securities Underlying Unexercised Options (#): Unexerciseable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested ($)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Thomas T. Vo	0	0	0	0	0	0	0	0
Warren Hosseinion	1,659,779	1,659,779	(1)	(1)	0	0	0	0
Jon C. Bates	0	0	0	0	0	0	0	0
Michael Bowen	200,000	200,000	$2.75	9/9/2031	0	0	0	0
Elisa Luqman	667,106	667,106	(2)	(2)	0	0	0	0
Pamela Montgomery	0	0	0	0	0	0	0	0

(1)	Includes options to purchase 100,000 shares of common stock at $1.50 per share with an expiration date of 1/27/2030, options to purchase 100,000 shares of the common stock at $1.50 per share with an expiration date of 1/28/2031, options to purchase 600,000 shares of the common stock at $1.61 per share with an expiration date of 5/11/2027, and options to purchase 859,779 shares of the common stock at $2.75 per share with an expiration date of 9/9/2031.

(2)	Includes options to purchase 67,106 shares of the commons stock at $1.50 per share with an expiration date of 1/27/2030, options to purchase 50,000 shares of the commons stock at $1.50 per share with an expiration date of 5/22/2027, options to purchase 400,000 shares of the common stock at $1.61 and per share with an expiration date of 1/28/2031 and options to purchase 150,000 shares of common stock at $2.75 per share with an expiration date of 9/9//2031.

Executive Compensation Arrangements

We have entered into offers of employment letters or employment agreements with each of Drs. Vo and Hosseinion, as well as Jon Bates. The material terms of these agreements are described below.

Thomas T. Vo, M.D., MBA entered into an employment agreement with the Company (the “Vo Employment Agreement”) to serve as Chief Executive Officer of the Company for a five-year term following completion of the Merger. The Vo Employment Agreement provides for an annual base salary of $1,000,000, subject to a three percent minimum increase annually and review on at least an annual basis. Dr. Vo is eligible to receive an annual cash bonus, the decision to provide, amount and terms of which are in the sole and absolute discretion of the Compensation Committee of the Board. In addition, Dr. Vo is entitled to participate in the 2022 Plan. Dr. Vo’s employment may be terminated at any time by Dr. Vo or the Company, subject to certain notice requirements. Upon termination of Dr. Vo’s employment by the Company without cause or Dr. Vo’s resignation for good reason and completion of a general release of claims, Dr. Vo will be entitled to receive (i) an amount equal to three times Dr. Vo’s most recent base salary, plus (ii) a proportional payment of any annual bonus amount Dr. Vo would have earned with respect to days employed during the year of termination, and (iii) treatment of any outstanding equity awards as determined in accordance with the terms of the applicable award agreements. In the event that Dr. Vo’s employment is terminated by the Company for cause, Dr. Vo will be entitled to receive any earned but unpaid base salary and annual bonus for services rendered through the date of termination and compensation or benefits vested subject to the terms of the applicable compensation or benefits program or arrangement. The Vo Employment Agreement also includes provisions regarding confidentiality, the assignment of intellectual property of the Company, participation in the Company’s employee benefit plans and reimbursement of expenses.

Warren Hosseinion, M.D. entered into an employment agreement with the Company (the “Hosseinion Employment Agreement”) to serve as President of the Company for a five-year term following completion of the Merger. The Hosseinion Employment Agreement provides for an annual base salary of $750,000, subject to a minimum three percent increase annually and review on at least an annual basis. Dr. Hosseinion is eligible to receive an annual cash bonus, the decision to provide, amount and terms of which are in the sole and absolute discretion of the Board. In addition, Dr. Hosseinion is eligible to participate in any long-term incentive plan the Company makes available to its executives. Dr. Hosseinion’s employment may be terminated at any time by Dr. Hosseinion or the Company, subject to certain notice requirements. Upon termination of Dr. Hosseinion’s employment by the Company without cause or Dr. Hosseinion’s resignation for good reason and completion of a general release of claims, Dr. Hosseinion will be entitled to receive a cash payment equal to (i) two times Dr. Hosseinion’s most recent base salary, plus (ii) an amount equal to the premium amounts paid for group medical, dental and vision coverage of Dr. Hosseinion for a period of twelve months. In the event that Dr. Hosseinion’s employment is terminated by the Company for cause, Dr. Hosseinion will be entitled to receive any earned but unpaid base salary and annual bonus for services rendered through the date of termination and compensation or benefits vested subject to the terms of the applicable compensation or benefits program or arrangement. The Hosseinion Employment Agreement also includes provisions regarding confidentiality, the assignment of intellectual property of the Company, participation in the Company’s medical and similar insurance plans and reimbursement of expenses.

In connection with Jon Bates’ appointment as the Company’s Chief Financial Officer, on June 8, 2022, the Company entered into a two (2) year employment agreement with Mr. Bates (the “Bates Agreement”) pursuant to which Mr. Bates is entitled to receive a base annual salary of $300,000, subject to annual review by the Company’s Chief Executive Officer and Board. The employment agreement contains automatic one-year extensions at the end of each term unless 60-day advance notice of non-extension is delivered by either party. In the event the Company (or its successor) terminates Mr. Bates employment without cause or Mr. Bates resigns for good reason, severance benefits would be twelve months of base salary and a cash subsidy for group medical, dental and vision programs for twelve months. No severance is payable under the Bates Agreements if Mr. Bates employment is terminated by the Company for cause (as defined in the Bates Agreement), Mr. Bates resigns without good reason (as defined in the Bates Agreement) or is unable to perform due to death or disability. Mr. Bates is entitled to receive payment of all salary and benefits accrued up to the termination date of his employment upon any termination of employment, unpaid expense reimbursements, and accrued but unused paid time off within thirty (30) days. Mr. Bates will also be eligible to receive an annual cash bonus (the “Annual Bonus”) in an amount of up to forty percent (40%) of his Base Salary. The amount of the Annual Bonus will be recommended by the Chief Executive Officer at his discretion and approved by the Company Board. Mr. Bates shall be eligible to participate in the Company’s long-term incentive plan that may be available to similarly positioned executives.

Mr. Bowen, who resigned as the Company’s Chief Financial Officer effective June 30, 2022, was entitled to a base salary of $225,000 pursuant to his original employment agreement and $250,000 pursuant to his Employment and Transition Agreement, dated June 8, 2022.

Director Compensation

The non-executive members of the Board are eligible to receive both cash and equity compensation for their service as board members. Members of management who are on the Board are not eligible for additional compensation for service as board members. The Compensation Committee periodically reviews the Nutex compensation program and may, from time-to-time, recommend to the Board, changes to the program. The Compensation Committee may seek the advice of an independent compensation consultant to the extent it deems necessary or appropriate in the discharge of its duties.

Cash Retainers

We provide our non-executive directors with cash retainers, paid monthly. The annual cash retainer for each non-executive director is $150,000. Additionally, we provided the following annual cash retainers in fiscal 2022, which are prorated for partial years of service:

Additional Annual Retainer for Committee Membership
Audit Committee Chairman	$20,000
Compensation Committee Chairman	$15,000
Nominating and Governance Committee Chairman	$15,000

In 2022, commencing April 1, 2022, we provided the following cash retainers to our non-executive directors:

John Waters, Audit Committee Chair	$148,748
Mitchell Creem, Compensation Committee Chair	$144,375
Michael Reed, Nominating and Governance Audit Committee Chair	$144,375
Cheryl Grenas, Director	$131,250

The following table presents compensation received by our non-executive directors during fiscal 2022. Drs. Vo and Hosseinion did not receive compensation for their service on the Board and the compensation paid to Drs. Vo and Hosseinion as employees of Nutex are set forth under the 2022 Summary Compensation Table:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) (1)	Total ($)
John Waters	148,748	0	148,748
Mitchell Creem	144,375	0	144,375
Michael Reed	144,375	0	144,375
Cheryl Grenas	131,250	0	131,250

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information as of April 4, 2023, with respect to holdings of our common stock:

•	stockholders who beneficially owned more than 5% of the outstanding shares of our common stock;

•	each of our NEOs and directors; and

•	all directors and executive officers as a group.

The number of shares beneficially owned by each stockholder is determined under rules issued by the SEC and includes voting or investment power with respect to securities. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days.

Unless otherwise indicated, we believe, based on information provided to us, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Micro Hospital Holding LLC (1)	267,322,776	41.07%
Premier Macy Management Holdings, LLC(2)	41,964,832	6.45%
Michael L. Chang, Chief Medical Officer	12,008,523	1.84%
Warren Hosseinion, President and Director (3)	1,930,047	*
Mitchell Creem, Director (4)	343,866	*
Cheryl Y. Grenas, Director	—	*
Michael L. Reed, Director	—	*
John J. Waters, Director (5)	508,320	*
Jon C. Bates, CFO	—	*
Elisa Luqman, Chief Legal Officer (SEC) and Secretary (6)	679,976	*
Pamela W. Montgomery, Chief Legal Officer (Healthcare)	—	*
Executive Officers and Directors as a Group	324,758,340	49.89%

*	Less than 1%.

(1)	Micro Hospital Holding LLC (“MHH”) is the direct beneficial owner of 267,322,776 shares of common stock. Dr. Vo, the Chairman and Chief Executive Officer of the Company, as the 100% owner and sole manager of MHH, is deemed to be the indirect beneficial owner of such shares.

(2)	Premier Macy Management Holdings, LLC is the direct beneficial owner of 41,964,832 shares of common stock. Each of Dr. Young and Cynthia J. Young, as co-trustees of the First Amended & Restated Matthew Stephen Young & Cynthia Jane Young Joint Living Trust, the 99% owner of Macy GP LLC, the 100% owner of Premier Macy Management Holdings, LLC, can be deemed to be the indirect beneficial owners of the shares reported herein.

(3)	Includes options to purchase 200,000 shares of the common stock at $1.50 per share, and options to purchase 600,000 shares of the common stock at $1.61 per share, options to purchase 859,779 shares of the common stock at $2.75 per share and a warrant to purchase 21,590 shares of the common stock at $6.67 per share.

(4)	Includes options to purchase 10,120 shares of the common stock at $5.56 per share, options to purchase 75,000 shares of common stock at $1.50 per share, options to purchase 45,000 shares at $1.61 and options to acquire 182,000 shares of common stock at $2.75 per share.

(5)	Includes options to purchase 102,800 shares of common stock at $1.50, 45,000 common shares at $1.61, per share, warrants to purchase 32,258 common shares at $1.55 per share and options to acquire 182,000 shares of common stock at $2.75 per share.

(6)	Includes 1,370 shares of common stock held by Muhammad Luqman, Ms. Luqman’s husband, options to purchase 117,106 shares of the commons stock at $1.50 per share, options to purchase 400,000 shares of the common stock at $1.61 per share and options to purchase 150,000 shares of common stock at $2.75 per share.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2022 filed with the SEC and on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, officers and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2022 other than 11 Form 4s filed by John Waters, Warren Hosseinion, Lawrence Schimmel, Mitchell Creem, Michael Bowen, Elisa Luqman, Andrew Barnett, and Fredrick Sternberg, which were filed late.

Item 13. Certain Relationships and Related Persons Transactions

Our Chief Executive Officer Thomas T. Vo., M.D., MBA has interests in the Physician LLCs (as defined below) and Micro Hospital Holding LLC, an affiliate of the Company, which has been consolidated by the Company as a variable interest entity (“VIE,” together with the other Physician LLCs, “VIEs”).

Most of our hospital division facilities, including the Physician LLC controlled by or affiliated with Dr. Vo, are leased from real estate entities which are owned by related parties (“Physician LLCs”). These leases are typically on a triple net basis where our hospital division is responsible for all operating costs, repairs and taxes on the facilities. During the years ended December 31, 2022, 2021 and 2020, we made cash payments for these lease obligations totaling $13,016,727, $10,736,652 and $5,492,007, respectively. Currently, we consolidate real estate entities as VIEs when they do not have sufficient equity at risk and our hospital entities are guarantors or co-borrowers under their outstanding mortgage loans. The consolidated real estate entities have mortgage loans payable to third parties which are collateralized by the land and buildings.

While we have no direct ownership interest, we have historically provided support to the Physician LLCs in the event of cash shortages and received the benefit of their cash surpluses, the amounts due from Physician LLCs totaled $0 at December 31, 2022 and $1,891,147 at December 31, 2021. In 2022, we forgave certain amounts due from Physician LLCs for past advances made by us in support of their operations. We recognized a net expense of $1,506,650 in the three months ended March 31, 2022 as general and administrative expense in the consolidated statements of operations. No such expense was recognized subsequently.

Policies and Procedures for Approval of Related Person Transactions

Our Board has adopted a written Related Person Transaction Policy, setting forth the policies and procedures for the review and approval or ratification of related person transactions. Under the policy, our legal team is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. If our legal team determines that a transaction or relationship is a related person transaction requiring compliance with the policy, our Chief Legal Officer (SEC) is required to present to the Audit Committee all relevant facts and circumstances relating to the related person transaction. Our Audit Committee must review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related person’s interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of our Code of Business Conduct and Ethics, and either approve or disapprove the related person transaction. If advance Audit Committee approval of a related person transaction requiring the Audit Committee’s approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the chairman of the Audit Committee subject to ratification of the transaction by the Audit Committee at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. If a transaction was not initially recognized as a related person, then upon such recognition the transaction will be presented to the Audit Committee for ratification at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. Our management will update the Audit Committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then current related person transactions. No director may participate in approval of a related person transaction for which he or she is a related person.

Director Independence

For the information required by this item relating to the independence of our directors please see “Directors, Executive Officers and Corporate Governance ” in Item 10 of this Amendment No. 1.

Relationships and Transactions with Directors, Executive Officers and Significant Stockholders

Transactions in connection with the Business Combinations

Subscription Agreements

In November 2019, the Company issued fully vested warrants to investors as part of private placement subscription agreements pursuant to which the Company issued convertible promissory notes. Each noteholder received warrants to purchase common stock of 50% of the principal at an exercise price of $5.56 per share with an expiration date of October 31, 2025.

Common Stock Warrants.

Clinigence Holdings, Inc. had 12,401,240 common stock warrants outstanding as of the merger date. Warrant activity follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Warrants outstanding at April 1, 2022 merger date	12,401,240	$2.04	4.65
Warrants exercised	(2,187,225)	2.27
Warrants cancellation of exercised	819,000	1.55
Warrants outstanding at December 31, 2022	11,033,015	$1.96	3.80

Warrants outstanding at December 31, 2022 consist of:

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

Private Placement

On April 12, 2022, the Company issued 500,000 shares of common stock to ApolloMed after the exercise for $3.50 per share on April 12, 2022 of the warrants issued on October 1, 2021 in a private placement in connection with an investment in the Company. On September 23, 2021, Clinigence Holdings, Inc. (n/k/a Nutex Health Inc.) had entered into an investment agreement with ApolloMed, pursuant to which the Company received a direct private investment of $3 million on October 1, 2021. In connection with the investment, the Company issued, in a private placement exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended, 1,000,000 shares of common stock to ApolloMed at $3.00 per share with and warrants to purchase an additional 500,000 shares at $3.50 per share.

Item 14. Principal Accountant Fees and Services

The following table shows what Marcum LLP fees were for the audit and other services for the year ended December 31, 2022 and 2021, respectively.

	2022	2021
Audit Fees	1,424,460	646,325
Audit-Related Fees	29,355	25,750
Tax Fees	0	0
Other Fees	0	0
Total	1,453,815	672,075

Audit Fees - This category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form 10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those years.

Audit-Related Fees - This category includes assurance and related services by the independent auditor that are reasonably related to the performance of the audit or review of the Company’s financial statements and that are not reported under the caption “Audit Fees.”

Tax Fees - This category includes services rendered by the independent auditor for tax compliance, tax advice, and tax planning.

All Other Fees - This category includes products and services provided by the independent auditor other than the services reported under the captions “Audit Fees,” “Audit-Related Fees,” and “Tax Fees.”

Overview - The Company’s Audit Committee, reviews, and in its sole discretion pre-approves, our independent auditors’ annual engagement letter including proposed fees and all audit and non-audit services provided by the independent auditors. Accordingly, all services described under “Audit Fees,” “Audit-Related Fees,” “Tax Fees,” and “All Other Fees” were pre-approved by our Company’s Audit Committee. The Audit Committee may not engage the independent auditors to perform the non-audit services proscribed by law or regulation. The Company’s Audit Committee may delegate pre-approval authority to a member of the Board.

Item 15. Exhibits and Financial Statement Schedules

(a)  The following documents are filed as part of this Report:

Management Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm (PCAOB ID Number 688)

Consolidated Balance Sheets as of December 31, 2022 and 2021

Consolidated Statements of Operations for the Years Ended December 31, 2022, 2021 and 2020

Consolidated Statements of Equity (Deficit) for the Years Ended December 31, 2022, 2021 and 2020

Consolidated Statements of Cash Flows for the Years Ended December 31, 2022, 2021 and 2020

Notes to Consolidated Financial Statements

(b)  Exhibits:

		Incorporated by Reference (File No. 000-53862)
Exhibit No.	Description	Form	Exhibit	File Date
2.1	Agreement and Plan of Merger, dated as of February 25, 2021 by and among the Registrant, AHP, Merger Sub, and the Signing Stockholder	8- K	2.1	Mar. 2, 2021
2.2	Agreement and Plan of Merger, dated as of February 25, 2021 by and among the Registrant, AHA, and Merger Sub	8-K	2.3	Mar. 2, 2021
2.3	Agreement and Plan of Merger dated as of November 23, 2021 among Clinigence Holdings, Inc., Nutex Acquisition LLC, Nutex Health Holdco LLC, Micro Hospital Holding LLC (solely for the purposes of certain Sections ), Nutex Health LLC (solely for the purposes of certain Sections) and Thomas T. Vo in his capacity as the Nutex Representative	8-K	99.1	Nov. 24, 2021
2.4	Agreement and Plan of Merger dated effective as of October 21, 2021, by and between Clinigence Holdings, Inc., Clinigence Procare Health, Inc., Procare Health, Inc. Anh Nguyen and Tram Nguyen	8-K	2.1	Oct. 21, 2021
2.5	Form of Contribution Agreement (Under Construction Hospitals) as of November 23, 2021 by and among Nutex Health Holdco LLC and the owners listed on the signature pages thereto	10-Q	2.5	Aug. 22, 2022
2.6	Form of Contribution Agreement (Ramping Hospitals) as of November 23, 2021 by and among Nutex Health Holdco LLC and the owners listed on the signature pages thereto	10-Q	2.6	Aug. 22, 2022
2.7	Form of Contribution Agreement (Mature Hospitals) as of November 23, 2021 by and among Nutex Health Holdco LLC and the owners listed on the signature pages thereto	10-Q	2.7	Aug. 22, 2022
3.1	Amended and Restated Certificate of Incorporation of Clinigence Holdings, Inc. filed April 1, 2022	10-Q	3.1	Aug. 22, 2022
3.2	Second Amended and Restated Bylaws	8-K	3.2	Apr. 4, 2022
4.1	Note Purchase Agreement dated May 15, 2019.	10-K	4.1	May 14, 2020
4.2	Form of Convertible Promissory Note November 18, 2019	8-K	10.2	Nov. 22. 2019
4.3	Form of Warrant November 18, 2019	8-K	10.3	Nov. 22. 2019
4.4	2019 Omnibus Equity Incentive Plan	S-8 (333-267710)	10.2	Sep. 30, 2022
4.5	Amended and Restated Nutex Health Inc. 2022 Equity Incentive Plan	S-8 (333-267710)	10.1	Sep. 30, 2022
4.6	Description of common stock	10-Q	4.6	Aug. 22, 2022
4.7	Registration Rights Agreement dated as of September 21, 2021 by and among Clinigence Holdings, Inc. and Apollo Medical Holdings, Inc.	10-Q	4.7	Aug. 22, 2022

4.8	Registration Rights Agreement dated as of April 1, 2022 by and among Nutex Health Inc. and the stockholders of Nutex Health Holdco LLC set forth on Schedule A thereto	S-3 (333-267686)	4.4	Apr. 11, 2022
4.9	Amendment No. 1 dated as of July 1, 2022 to Registration Rights Agreement dated as of April 1, 2022	10-Q	4.9	Aug. 22, 2022
4.10	Registration Rights Agreement dated as of November 14, 2022 between Nutex Health Inc. and Lincoln Park Capital Fund, LLC	8-K	10.2	Nov. 18, 2022
10.1	Master Services Agreement dated as of February 25, 2021 by and between AHA Management, Inc. and AHPIPA	8-K	2.2	Mar. 2, 2021
10.2	Intellectual Property Asset Purchase Agreement, dated as of May 27, 2020 by and among the Registrant, Clinigence Health, AHA, and AHA Analytics	8-K	2.1	Jun. 3, 2020
10.3	Intellectual Property License Agreement, dated as of May 27, 2020 by and between Clinigence Health and AHA Analytics	8-K	2.2	Jun. 3, 2020
10.4	Managed Services Agreement, dated as of May 27, 2020 by and between Clinigence Health and AHA Analytics	8-K	2.3	Jun. 3, 2020
10.5	Securities Purchase Agreement between Clinigence Holdings, Inc. and Apollo Medical Holdings, Inc. dated as of September 21, 2021	8-K	3.02	Oct. 1, 2021
10.6	Form of Board Agreement	8-K	10.1	Apr. 26, 2022
10.7	Employment Agreement between Thomas T. Vo and Clinigence Holdings, Inc. (to be renamed Nutex Health Inc.) dated as of April 1, 2022	8-K	10.1	Apr. 4, 2022
10.8	Employment Agreement between Warren Hosseinion and Clinigence Health Holdings, Inc. (to be renamed Nutex Health Inc.) dated April 1, 2022	8-K	10.2	Apr. 4, 2022
10.9	Employment Agreement, dated as of June 8, 2022, between the Company and Jon Bates.	8-K	10.2	Jun. 10, 2022
10.10	Employment and Transition Agreement, dated as of June 8, 2022, between the Company and Michael Bowen	8-K	10.1	Jun. 10, 2022
10.11	Form of Commercial Lease Agreement (Hospital Entities) including Parent Guarantee (Nutex Health Inc.)	10-Q	10.11	Aug. 22, 2022
10.12	Form of Construction Loan Agreement (Hospital Entities) including Personal Guarantee (Related Parties)	10-Q	10.12	Aug. 22, 2022
10.13	Purchase Agreement dated as of November 14, 2022 between Nutex Health Inc. and Lincoln Park Capital Fund, LLC	8-K	10.1	Nov. 18, 2022
10.14	Form of Restricted Stock Award Rescission Agreement	10-K	10.14	March 3, 2023
10.15	Partial Option Cancellation Agreement	8-K	10.1	Jan. 4, 2023
21.1	List of Subsidiaries	10-K	21.1	March 3, 2023
23.1	Consent of Marcum LLP	10-K	23.1	March 3, 2023
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.1	March 3, 2023
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.2	March 3, 2023
101.INS**	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

* Filed herewith

**	Furnished herewith. This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 6, 2023	/s/ Thomas T. Vo
Thomas T. Vo, M.D.
Chief Executive Officer and Chairman of the Board (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 6, 2023	/s/ Thomas T. Vo
Thomas T. Vo, M.D.
Chief Executive Officer and Chairman of the Board (principal executive officer)

April 6, 2023	/s/ Jon C. Bates
Jon C. Bates
Chief Financial Officer (principal financial officer and principal accounting officer)

April 6, 2023	/s/ Warren Hosseinion
Warren Hosseinion, M.D.
President and Director

April 6, 2023	/s/ Daniell Stites
Danniell Stites, M.D.
Director

April 6, 2023	/s/ John Waters
John Waters, CPA
Director

April 6, 2023	/s/ Cheryl Grenas
Cheryl Grenas, R.N., M.S.N.
Director

April 6, 2023	/s/ Michael L. Reed
Michael L. Reed, MPH
Director

April 6, 2023	/s/ Mitchell Creem
Mitchell Creem, MHA
Director