Form 10-Q
period 2023-03-31
Nutex Health, Inc.
filed 2023-05-15
CIK 1479681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                 to

Commission File Number: 001-41346

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ⌧    No  ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ⌧    No  ◻

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2023, the registrant had 656,563,153 shares of common stock outstanding.

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

Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under, but not limited to, the heading “Item 1A. Risk Factors” included in this Quarterly Report and elsewhere in the Annual Report of Nutex Health Inc. on Form 10-K for the year ended December 31, 2022 and other filings of the Company with the United States Securities and Exchange Commission. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change, and significant risks and uncertainties that could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$32,836,535	$34,255,264
Accounts receivable	50,977,291	57,777,386
Accounts receivable - related parties	538,283	538,183
Inventories	3,485,445	3,533,285
Prepaid expenses and other current assets	829,553	1,869,806
Total current assets	88,667,107	97,973,924
Property and equipment, net	77,116,496	82,094,352
Operating right-of-use assets	17,454,733	20,466,632
Finance right-of-use assets	208,619,460	192,591,624
Intangible assets, net	20,804,971	21,191,390
Goodwill, net	17,010,637	17,010,637
Other assets	422,926	423,426

Total assets	$430,096,330	$431,751,985

Liabilities and Equity
Current liabilities:
Accounts payable	$15,048,720	$23,614,387
Accounts payable - related parties	3,925,297	3,915,661
Lines of credit	2,672,893	2,623,479
Current portion of long-term debt	10,456,134	12,546,097
Operating lease liabilities, current portion	1,495,409	1,703,014
Finance lease liabilities, current portion	4,118,170	4,219,518
Accrued expenses and other current liabilities	10,162,166	6,240,813
Total current liabilities	47,878,789	54,862,969
Long-term debt, net	25,108,364	23,051,152
Operating lease liabilities, net	16,634,948	19,438,497
Finance lease liabilities, net	221,394,523	203,619,756
Deferred tax liabilities	9,541,552	10,452,211
Total liabilities	320,558,176	311,424,585

Commitments and contingencies

Equity:
Common stock, $0.001 par value; 900,000,000 shares authorized; 651,926,125 and 650,223,840 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	651,926	650,224
Additional paid-in capital	460,396,700	458,498,402
Accumulated deficit	(368,433,204)	(363,285,925)
Nutex Health Inc. equity	92,615,422	95,862,701
Noncontrolling interests	16,922,732	24,464,699
Total equity	109,538,154	120,327,400

Total liabilities and equity	$430,096,330	$431,751,985

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Revenue:
Hospital division	$49,288,164	$79,127,242
Population health management division	7,041,253	-
Total revenue	56,329,417	79,127,242

Operating costs and expenses:
Payroll and benefits	25,836,673	25,610,217
Contract services	9,189,331	4,918,632
Medical supplies	4,023,882	4,259,479
Depreciation and amortization	3,993,747	2,396,861
Other	8,438,061	6,126,557
Total operating costs and expenses	51,481,694	43,311,746

Gross profit	4,847,723	35,815,496

Corporate and other costs:
Facilities closing costs	217,266	-
Stock-based compensation expense	1,900,000	-
General and administrative expenses	7,175,544	6,576,523
Total corporate and other costs	9,292,810	6,576,523

Operating income (loss)	(4,445,087)	29,238,973

Interest expense, net	3,140,089	1,855,974
Other expense	247,455	2,380,545
Income (loss) before taxes	(7,832,631)	25,002,454

Income tax expense (benefit)	(910,659)	176,323

Net income (loss)	(6,921,972)	24,826,131

Less: net income (loss) attributable to noncontrolling interests	(1,774,693)	3,383,288

Net income (loss) attributable to Nutex Health Inc.	$(5,147,279)	$21,442,843

Earnings (loss) per common share
Basic	$(0.01)	$0.04
Diluted	$(0.01)	$0.04

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Retained Earnings	Noncontrolling	Total
	Shares	Amount	Capital	(Accumulated Deficit)	Interests	Equity

Balance at January 1, 2022	592,791,712	$592,792	$11,742,891	$102,315,623	$76,929,704	$191,581,010
Contributions	-	-	-	-	3,869,201	3,869,201
Distributions	-	-	-	(27,114,936)	(5,738,045)	(32,852,981)
Net income	-	-	-	21,442,843	3,383,288	24,826,131
Balance at March 31, 2022	592,791,712	$592,792	$11,742,891	$96,643,530	$78,444,148	$187,423,361

Balance at January 1, 2023	650,223,840	650,224	458,498,402	(363,285,925)	24,464,699	120,327,400
Deconsolidation of Real Estate Entity	-	-	-	-	(4,258,133)	(4,258,133)
Common stock issued for exercise of warrants	702,285	702	(702)	-	-	-
Common stock issued to Apollo Medical Holdings, Inc.	1,000,000	1,000	1,899,000	-	-	1,900,000
Contributions	-	-	-	-	28,000	28,000
Distributions	-	-	-	-	(1,537,141)	(1,537,141)
Net loss	-	-	-	(5,147,279)	(1,774,693)	(6,921,972)
Balance at March 31, 2023	651,926,125	$651,926	$460,396,700	$(368,433,204)	$16,922,732	$109,538,154

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(6,921,972)	$24,826,131
Adjustment to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	3,993,747	2,396,861
Amortization of debt issuance costs	6,738	-
Stock-based compensation expense	1,900,000	-
Deferred tax expense	(910,659)	-
Loss on lease termination	58,211
Non-cash lease expense	40,545	58,857
Changes in operating assets and liabilities:
Accounts receivable	6,620,249	2,849,060
Accounts receivable - related party	(100)	1,867,496
Inventories	47,840	(578)
Prepaid expenses and other current assets	1,040,753	131,053
Accounts payable	(8,565,577)	3,871,115
Accounts payable - related party	9,636	(531,066)
Accrued expenses and other current liabilities	3,732,602	272,493
Net cash from operating activities	1,052,013	35,741,422

Cash flows from investing activities:
Acquisitions of property and equipment	(4,376,983)	(8,591,823)
Cash related to deconsolidation of Real Estate Entity	(1,039,157)	-
Net cash from investing activities	(5,416,140)	(8,591,823)

Cash flows from financing activities:
Proceeds from lines of credit	49,414	2,044,765
Proceeds from notes payable	7,551,506	2,192,309
Repayments of lines of credit	-	(45,107)
Repayments of notes payable	(2,209,678)	(2,590,917)
Repayments of finance leases	(936,703)	(299,275)
Payment of debt issuance costs	-	(27,388)
Members' contributions	28,000	3,869,201
Members' distributions	(1,537,141)	(32,852,981)
Net cash from financing activities	2,945,398	(27,709,393)
Net change in cash and cash equivalents	(1,418,729)	(559,794)
Cash and cash equivalents - beginning of the period	34,255,264	36,118,284
Cash and cash equivalents - end of the period	$32,836,535	$35,558,490

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

We employ approximately 1,200 full time employees and partner with over 900 physicians. Our corporate headquarters is based in Houston, Texas. We were incorporated on April 13, 2000 in the state of Delaware.

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

After completing the merger, Clinigence was renamed Nutex Health Inc.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation. These financial statements present the Company’s consolidated financial condition and results of operations including those of majority-owned subsidiaries and variable interest entities (“VIEs”) for which we are the primary beneficiary.

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

The Real Estate Entities own the land and hospital buildings which are leased to our hospital entities. The Real Estate Entities have mortgage loans payable to third parties which are collateralized by the land and buildings. We consolidate the Real Estate Entities as VIEs in instances where our hospital entities are guarantors or co-borrowers under their outstanding mortgage loans. Since the second quarter of 2022, we have deconsolidated 18 Real Estate Entities after the third-party lenders released our guarantees of associated mortgage loans.

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

Interim financial statements. These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements include all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented. These interim financial statements should be read together with the consolidated financial statements and notes thereto included in our audited financial statements for the years ended December 31, 2022 and 2021.

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

The following is the allocation of the total purchase consideration to acquired assets and assumed liabilities including the fair value of identified intangible assets as determined by independent valuation (a level 3 measurement):

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

The intangible assets denoted above each have definite lives. These intangible assets are being amortized over their estimated useful lives of 5 to 16 years. Goodwill arising from the reverse business combination is not tax-deductible. As discussed above, we recognized a non-cash impairment charge of $398.1 million in 2022 to reduce the carrying amount of goodwill arising in the reverse business combination.

The results of operations of Clinigence have been included in the Company’s consolidated financial statements since the April 1, 2022 merger date. We expensed $3.9 million of acquisition-related costs for the merger in 2022. These costs consisted principally of legal, accounting and other professional fees for the transaction.

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

The supplemental pro forma financial information is as follows:

Three Months Ended March 31,
2022

Revenue	$85,336,417
Net income attributable to Nutex Health Inc.	7,180,154
Basic earnings per share	0.01
Diluted earning per share	0.01

The pro forma income above includes $14.2 million of one-time stock-based compensation expense related to the merger transaction. Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented and is not intended to be a projection of future results.

Note 4 – Revenue

We disaggregate revenue from contracts with customers into types of services or products, consistent with our reportable segments, as follows:

	Three Months Ended March 31,
	2023	2022
Hospital Division:
Net patient service revenue	$54,137,235	$79,127,242
Management fees	(4,849,071)	-
Total Hospital Division revenue	49,288,164	79,127,242

Population Health Management Division:
Capitation revenue, net	6,051,574	-
Management fees	719,626	-
SaaS revenue	270,053	-
Total Population Health Management Division revenue	7,041,253	-
Total revenue	$56,329,417	$79,127,242

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

The following tables present the allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage:

	Three Months Ended March 31,
	2023	2022

Insurance	93%	96%
Self pay	4%	3%
Workers compensation	1%	1%
Medicare/Medicaid	2%	0%
Total	100%	100%

Contract balances. Cash payments for SaaS-based subscriptions received in advance of the satisfaction of our performance obligations are reported as deferred revenue and subsequently recognized as revenue over the period in which the performance obligations are satisfied. The Company completes its contractual performance obligations through providing its customers access to specified data through subscriptions for a service period, and training on consulting associated with the subscriptions. We primarily invoice our customers on a monthly basis and do not provide any refunds, rights of return, or warranties. Deferred revenue is presented as current liabilities and totaled $119,872 as of March 31, 2023 and $99,143 as of December 31, 2022. We expect to recognize revenue for these amounts within the next twelve months.

Note 5 - Property and Equipment

The principal categories of property and equipment, net are summarized as follows:

	Useful	March 31,	December 31,
	Life (years)	2023	2022

Buildings and improvements	39	$9,086,826	$8,521,996
Land	-	2,650,670	3,721,576
Leasehold improvements	10-39	28,855,241	28,855,239
Construction in progress	-	13,560,583	19,389,329
Medical equipment	10	29,220,485	28,744,664
Office furniture and equipment	7	2,860,680	2,860,680
Computer hardware and software	5	3,221,577	1,713,434
Vehicles	5	135,590	135,590
Signage	10	1,163,722	1,163,722
Total cost		90,755,374	95,106,230
Less: accumulated depreciation		(13,638,878)	(13,011,878)
Total property and equipment, net		$77,116,496	$82,094,352

We deconsolidated 17 Real Estate Entities in the second quarter of 2022 and one Real Estate Entity in the first quarter of 2023. Refer to Note 18.

Depreciation and amortization of property and equipment for the three months ended March 31, 2023 and 2022 totaled $1,123,053 and $1,469,198 respectively.

Note 6 – Intangible Assets

The following tables provide detail of the Company’s intangible assets:

	Gross	Accumulated	Net Carrying	Weighted Average
March 31, 2023	Carrying Amount	Amortization	Amount	Useful Life (in years)
Amortizing intangible assets:
Member relationships	$16,899,000	$1,126,599	$15,772,401	15
Management contracts	2,021,000	126,313	1,894,687	16
Customer contracts	914,000	60,933	853,067	15
Trademarks	1,425,000	150,033	1,274,967	7-12
PHP technology	409,000	81,800	327,200	5
Indefinite life intangible - license	682,649	-	682,649	-
Total	$22,350,649	$1,545,678	$20,804,971

December 31, 2022
Amortizing intangible assets:
Member relationships	$16,899,000	$844,950	$16,054,050	15
Management contracts	2,021,000	94,734	1,926,266	16
Customer contracts	914,000	45,700	868,300	15
Trademarks	1,425,000	112,525	1,312,475	7-12
PHP technology	409,000	61,350	347,650	5
Indefinite life intangible - license	682,649	-	682,649	-
Total	$22,350,649	$1,159,259	$21,191,390

Amortization of intangible assets for the three months ended March 31, 2023 and 2022 totaled $386,419 and $0, respectively.

Note 7 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2023	2022

Accrued wages and benefits	$5,901,561	$4,235,167
Accrued taxes	3,461,054	1,029,790
Accrued other	799,551	975,856
Total accrued expenses and other current liabilities	$10,162,166	$6,240,813

Note 8 – Debt

The Company’s outstanding debt is shown in the following table:

	Maturity	Interest	March 31,	December 31,
	Dates	Rates	2023	2022

Term loans secured by all assets	04/2023 - 11/2030	3.25 - 6.00%	$10,965,545	$11,341,934
Term loans secured by property and equipment	01/2024 - 10/2029	4.19 - 6.90%	10,815,089	9,299,197
Line of credit secured by all assets	04/2023 - 11/2025	4.50 - 6.50%	2,672,894	2,623,479
Term loans of consolidated Real Estate Entities	08/2023 - 03/2037	3.59 - 4.80%	13,886,997	15,068,920
Total			38,340,525	38,333,530
Less: unamortized debt issuance costs			103,134	112,802
Less: short-term lines of credit			2,672,893	2,623,479
Less: current portion of long-term debt			10,456,134	12,546,097
Total long-term debt			$25,108,364	$23,051,152

Term loans and lines of credit. We have entered into private debt arrangements with banking institutions for the purchase of equipment and to provide working capital and liquidity through cash and lines of credit. Unless otherwise delineated above, these debt arrangements are obligations of Nutex and/or its wholly-owned subsidiaries. Consolidated Real Estate Entities have entered into private debt arrangements with banking institutions for purposes of purchasing land, constructing new emergency room facilities and building out leasehold improvements which are leased to our hospital entities. Nutex is a guarantor or, in limited cases, a co-borrower on the debt arrangements of the Real Estate Entities for the periods shown. Since the second quarter of 2022, we have deconsolidated 18 Real Estate Entities after the third-party lenders released our guarantees of associated mortgage loans.

Certain outstanding debt arrangements require minimum debt service coverage ratios and other financial covenants. At March 31, 2023, we were not in compliance with the debt service coverage ratio for one term loan with an outstanding balance of $1.0 million. This balance has been included in current liabilities. At March 31, 2023, we had remaining availability of $3.1 million under outstanding lines of credit.

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

Note 9 – Leases

We have entered into hospital property, office and equipment rental agreements with various lessors including related parties. The following tables disclose information about our leases of property and equipment:

	Three Months Ended March 31,
	2023	2022

Operating lease cost	$948,515	$692,669

Finance lease cost:
Amortization of right-of-use assets	$2,484,275	$927,664
Interest on lease liabilities	2,688,520	980,619
Total finance lease cost	$5,172,795	$1,908,283

Note 10 – Commitments and Contingencies

Litigation. The Company, its consolidated subsidiaries or VIEs may be named in various claims and legal actions in the normal course of business. Based upon counsel and management’s opinion, the outcome of such matters is not expected to have a material adverse effect on the consolidated financial statements.

Note 11 – Stock-based Compensation

In 2022, the Company adopted the Amended and Restated Nutex Health Inc. 2022 Equity Incentive Plan (the “2022 Plan”). The maximum aggregate number of shares that may be issued under the 2022 Plan is 5,000,000 shares, subject to increases on January 1st of each calendar year through January 1, 2027 of up to 5% annually at the discretion of the compensation committee of our Board of Directors. A total of 2,416,221 shares were available for issuance under the 2022 Plan at March 31, 2023. Awards granted under the 2022 Plan have a ten-year term and may be incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units or performance shares. The awards are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a four-year period.

Obligations for under-construction and ramping hospitals. Under the terms of the Contribution Agreements, contributing owners of the under-construction hospitals and ramping hospitals are eligible to receive a one-time additional issuance of Company common stock.

●	With respect to ramping hospitals, 24 months after the opening date (the “Determination Date”) of the applicable ramping hospital, such owner is eligible to receive such owner’s pro rata share of a number of shares of Company Common Stock equal to (i) the trailing twelve months earnings before interest, taxes, depreciation and amortization on the respective Determination Date, multiplied by (ii) 10, (iii) minus the initial equity value received at the Closing of the Merger, and (iv) minus such owner’s pro rata share of the aggregate debt of the applicable ramping hospital outstanding as of the closing of the Merger. The number of additional shares to be issued will be determined based on the greater of (a) the price of the Company’s common stock at the time of determination or (b) $2.80.

●	With respect to under construction hospitals, contributing owners of under construction hospitals will be eligible to receive, on the Determination Date, such owner’s pro rata share of a number of shares of Company common stock equal to (a)(i) the trailing twelve months earnings before interest, taxes, depreciation and amortization as of the Determination Date multiplied by (ii) 10, minus (iii) the aggregate amount of such owner’s capital contribution to the under construction hospital, minus (iv) such owner’s pro rata share of the aggregate debt of the applicable under construction hospital outstanding as of the Closing of the Merger,

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

Options. Clinigence had 6,500,010 options for the purchase of our common stock outstanding as of the merger date, all of which were fully vested and exercisable. The following table summarizes stock-based awards activity:

			Weighted Average
	Options	Weighted Average	Remaining Contractual
	Outstanding	Exercise Price	Life (Years)

Options outstanding at December 31, 2022	5,147,770	$2.30	7.60
Options exercised	-	-
Options cancelled	-	-
Options outstanding at March 31, 2023	5,147,770	$2.32	7.35

Options outstanding as of March 31, 2023 consisted of:

Expiration	Number	Number	Exercise
Date	Outstanding	Exercisable	Price

March 15, 2025	157,196	157,196	$4.47
January 27, 2027	180,000	180,000	1.50
May 11, 2027	350,000	350,000	1.50
June 6, 2027	3,600	3,600	36.25
August 16, 2027	25,000	25,000	2.51
January 28, 2028	180,000	180,000	1.61
January 27, 2030	296,865	296,865	1.50
February 28, 2030	95,794	95,794	1.25
June 30, 2030	117,056	117,056	1.45
August 4, 2029	40,480	40,480	5.56
January 28, 2031	1,000,000	1,000,000	1.61
February 28, 2031	200,000	200,000	2.00
September 9, 2031	1,934,779	1,934,779	2.75
September 9, 2031	410,000	410,000	2.75
December 17, 2031	157,000	157,000	3.50
Total	5,147,770	5,147,770

Note 12 – Equity

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

Common Stock Issued. Following is a discussion of common stock issuances during the periods presented. All issuances referenced below were unregistered and were exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(a)(2).

●	In March 2023, we issued 1,000,000 common shares to Apollo Medical Holdings, Inc. for IPA managerial services. We recognized $1.9 million of stock-based compensation expense for this issuance. This expense should have been recognized on December 31, 2022. However, we consider this expense not material for revision and thus, is an out-of-period adjustment in this quarter’s financial statements.
●	At the time of the Merger, Clinigence had 50,961,109 common shares outstanding. These amounts are shown as issued by us in the presentation of consolidated financial statements as the accounting acquiror.

Warrants. Clinigence had 12,401,240 common stock warrants outstanding as of the merger date. Warrant activity follows:

			Weighted Average
	Warrants	Weighted Average	Remaining Contractual
	Outstanding	Exercise Price	Life (years)

Warrants outstanding at December 31, 2022	11,033,015	$1.96	3.80
Warrants exercised	(806,453)	1.55
Warrants expired	(1,500)	1.55
Warrants outstanding at March 31, 2023	10,225,062	$1.99	3.53

In the first quarter of 2023, 702,285 shares of common stock were issued in satisfaction of cashless exercises of warrants to purchase of 806,453 shares of common stock. Warrants outstanding as of March 31, 2023 consisted of:

Expiration	Number	Number	Exercise
Date	Outstanding	Exercisable	Price

April 27, 2023	1,500	1,500	$25.00
December 31, 2024	554,873	554,873	6.67
October 31, 2025	16,250	16,250	1.25
October 31, 2025	1,566,451	1,566,451	1.55
February 26, 2026	288,235	288,235	4.00
July 31, 2026	2,532,900	2,532,900	1.55
February 1, 2027	650,000	650,000	1.55
May 31, 2027	4,614,853	4,614,853	1.75
Total	10,225,062	10,225,062

Note 13 – Income Taxes

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items is recognized in the period these occur.

In periods before the merger with Clinigence, Nutex Health Holdco LLC and the Nutex Subsidiaries were pass-through entities treated as partnerships for U.S. federal income tax purposes. No provision for federal income taxes was provided for these periods as federal taxes were obligations of these companies’ members. After the merger, Nutex Health Holdco LLC became a wholly-owned subsidiary of Clinigence and is included in its future consolidated corporate tax filings.

Our effective tax rate for the three months ended March 31, 2023 was 11.63%.

Note 14 – Earnings per Share

The following is the computation of earnings (loss) per basic and diluted share:

	Three Months Ended March 31,
	2023	2022
Amounts attributable to Nutex Health Inc.:
Numerator-
Net income (loss) attributable to common stockholders	$(5,147,279)	$21,442,843

Denominator:
Weighted average shares used to compute basic and diluted EPS	650,915,693	592,791,712

Earnings (loss) per share:
Basic	$(0.01)	$0.04
Diluted	$(0.01)	$0.04

The computation of diluted earnings per common share excludes the 5,147,770 common stock options and 10,225,062 warrants for the three months ended March 31, 2023. The dilutive effect of the assumed exercise of outstanding options and warrants was calculated using the treasury stock method.

Note 15 - Supplemental Cash Flows Information

	Three Months Ended March 31,
	2023	2022
Cash paid for interest	$430,643	$875,355
Cash paid for income taxes	-	18,473
Non-cash investing and financing activities:
Financed capital expenditures	2,709,019	-
Acquisition of finance leases	18,798,667	9,937,104
Termination of operating and finance leases	2,818,498	-
Exercise of warrants on cashless basis	702	-
Issuance of common stock to Apollo Medical Holdings, Inc.	1,900,000	-
Deconsolidation of Real Estate Entity	4,258,133	-

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

Reportable segment information, including intercompany transactions, is presented below:

	Three Months Ended March 31,
	2023	2022
Revenue from external customers:
Hospital division	$49,288,164	$79,127,242
Population health management division	7,041,253	-
Total revenue	$56,329,417	$79,127,242

Segment operating income:
Hospital division	4,778,637	35,815,496
Population health management division	69,086	-
Total segment operating income	$4,847,723	$35,815,496

Capital expenditures:
Hospital division	4,376,983	2,365,359
Real estate division	-	6,226,464
Total capital expenditures	$4,376,983	$8,591,823

Revenue from inter-segment activities:
Real estate division	$258,015	$4,045,969

Depreciation and amortization:
Hospital division	3,564,022	2,396,861
Population health management division	388,047	-
Real estate division	41,678	-
Total depreciation and amortization	$3,993,747	$2,396,861

Note 17 – Related Party Transactions

Related party transactions included the following:

●	The Physician LLCs employ the doctors who work in our hospitals. We have no direct ownership interest in these entities but they are owned and, in some instances, controlled by related parties including our CEO, Dr. Thomas Vo. The Physician LLCs are consolidated by the Company as VIEs because they do not have significant equity at risk, and we have historically provided support to them in the event of cash shortages and received the benefit of their cash surpluses.

In connection with the merger with Clinigence, we forgave certain amounts due from Physician LLCs for past advances made by us in support of their operations. We recognized net expense of $1,506,650 in the three months ended March 31, 2022 as other expense in the consolidated statements of operations. No such expense was recognized subsequently.

The Physician LLCs had outstanding obligations to their member owners, who are also Company stockholders, totaling $2,488,212 at March 31, 2023 and $2,058,701 at December 31, 2022 reported within accounts payable – related party in our consolidated balance sheets.

●	Most of our hospital division facilities are leased from real estate entities which are owned by related parties. These leases are typically on a triple net basis where our hospital division is responsible for all operating costs, repairs and taxes on the facilities. Our obligations under these leases are presented in Note 9. During the three months ended March 31, 2023, we made cash payments for these lease obligations totaling $3,519,345. Cash payments for these lease obligations made in the three months ended March 31, 2022 totaled $2,883,681.

●	We consolidate Real Estate Entities as VIEs when they do not have sufficient equity at risk and our hospital entities are guarantors or co-borrowers under their outstanding mortgage loans. The consolidated Real Estate Entities have mortgage loans payable to third parties which are collateralized by the land and buildings. We have no direct ownership interest in these entities but they are owned and, in some instances, controlled by related parties including our CEO. We deconsolidated 17 Real Estate Entities in the second quarter of 2022 and one Real Estate Entity in the first quarter of 2023. At March 31, 2023, two Real Estate Entities continue to be consolidated in our financial statements.

In connection with the merger with Clinigence, we forgave certain amounts due from Real Estate Entities for past advances made by us. We recognized net expense totaling $553,259 in the three months ended March 31, 2022 as other expense in the consolidated statements of operations. No such expense was recognized subsequently.

●	Accounts receivable – related party included $538,259 at March 31, 2023 and $538,184 at December 31, 2022 due from noncontrolling interest owners of consolidated ER Entities.

●	Micro Hospital Holding LLC, an affiliate controlled by our CEO made advances to one of our hospital facilities, SE Texas ER. These advances totaled $1,424,948 at March 31, 2023 and $1,424,948 at December 31, 2022 and are reported as accounts payable – related party in our consolidated balance sheets. The advances have no stated maturity and bear no interest.

●	Accounts payable – related party in our consolidated balance sheets included $12,136 at March 31, 2023 and $2,500 at December 31, 2022 for reimbursement of expenses incurred on our behalf.

●	We provide managerial services to emergency centers owned and, in some instances, controlled by related parties including an entity controlled by our CEO. We recognized $158,851of managerial fees within the hospital division in the three months ended March 31, 2023 for these services. In the three months ended March 31, 2022, we recognized $412,554 of revenue for these services.

●	Two of our ER Entities are obligated under managerial services agreements with related parties commencing in 2022. Payments under these agreements totaled $336,000 for the three months ended March 31, 2023 and $323,194 for the three months ended March 31, 2022.

Note 18 – Variable Interest Entities

The following tables provide the balance sheet amounts for consolidated VIEs:

	March 31, 2023
	Real Estate	Physician	AHISP
	Entities	LLCs	IPA

Current assets	$4,671,762	$6,288,095	$8,016,463
Property and equipment, net	10,975,277	3,668	-
Other long-term assets	19,634,442	-	16,254,462

Total assets	$35,281,481	$6,291,763	$24,270,925

Current liabilities	1,038,381	5,400,568	24,240,245
Long-term liabilities	13,838,569	-	30,680

Total liabilities	14,876,950	5,400,568	24,270,925

Equity	20,404,531	891,195	-

Total liabilities and equity	$35,281,481	$6,291,763	$24,270,925

	December 31, 2022
	Real Estate	Physician	AHISP
	Entities	LLCs	IPA

Current assets	$3,466,811	$6,915,710	$6,641,448
Property and equipment, net	16,726,986	3,668	-
Long-term assets	19,647,148	-	16,553,040

Total assets	$39,840,945	$6,919,378	$23,194,488

Current liabilities	2,326,335	4,831,617	23,163,808
Long-term liabilities	15,019,633	-	30,680

Total liabilities	17,345,968	4,831,617	23,194,488

Equity	22,494,977	2,087,761	-

Total liabilities and equity	$39,840,945	$6,919,378	$23,194,488

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

Real Estate Entities are consolidated by the Company as VIEs because they do not have sufficient equity at risk and our hospital entities are guarantors of their outstanding mortgage loans. We have been working with the third-party lenders to remove our guarantees of their outstanding mortgage loans. As these guarantees are released, the associated Real Estate Entity no longer qualifies as a VIE and is deconsolidated. We deconsolidated 17 Real Estate Entities in the second quarter of 2022 and one Real Estate Entity in the first quarter of 2023. There was no gain or loss on the deconsolidation of these entities. As of March 31, 2023, two Real Estate Entities continue to be consolidated in our financial statements.

At the date we deconsolidated these Real Estate Entities in the second quarter of 2022, they had $2,421,212 of cash, $98,086,690 of fixed assets (principally land and building), $533,874 of other assets, $69,638,778 of liabilities (principally mortgage indebtedness) and $31,402,998 of equity reported as noncontrolling interests.

The Real Estate Entity we deconsolidated in the first quarter of 2023 had $1,039,156 of cash, $8,420,537 of fixed assets (principally land and building), $179,846 of other assets, $5,381,316 of liabilities (principally mortgage indebtedness) and $4,258,133 million of equity reported as noncontrolling interests as of the date of deconsolidation.

Note 19 - Subsequent Events

The Company has evaluated subsequent events through the filing of this report and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except for the transactions described below:

Yorkville Transaction and Conversion. On April 11, 2023, the Company entered into a Pre-Paid Advance Agreement (the “PPA”) with YA II PN, Ltd. (“Yorkville”). In accordance with the terms of the PPA, the Company may request advances of up to $25 million from Yorkville (or such greater amount that the parties may mutually agree) (each, a “Pre-Paid Advance”), which will be purchased by Yorkville at 90% of the face amount. Future Pre-Paid Advances will range from $5 million to $25 million depending on stock price and volume conditions being met, with an aggregate limitation on the Pre-Paid Advances of $100 million over an 18-months period. At the request and sole discretion of Yorkville, such Pre-Paid Advances will be correspondingly reduced upon the issuance of our Common Stock to Yorkville at a Purchase Price equal to (a) $1.00 in respect of the initial Pre-Paid Advance, and (b) with respect to each subsequent Pre-Paid Advance the lower of (i) 100% of the volume weighted average price (VWAP) of the Company’s common stock on the trading day immediately preceding the closing of such Pre- Paid Advance or (ii) 92.0% of the average of the two lowest daily VWAP of the shares during the seven trading days immediately prior to each Pre-Paid Advance, subject to a floor price of $0.1851 per share.

In connection with the execution of the PPA, Yorkville paid to the Company an initial Pre-Paid Advance amount of $15 million ($12.8 million before expenses) and agreed to pay an additional $10 million on the earlier of June 10, 2023, or the date upon which the outstanding balance on the initial $15 million has been reduced below $1 million, in each case, as long as the volume weighted average price (VWAP) for the ten trading days prior to such date is at least $0.60 per share.

Subsequent to the end of the period through the date of the report, in connection with the PPA, Yorkville converted $2,000,000 of principal balance to 3,856,267 shares of common stock. The stock issued was determined based on the terms of the PPA.

Restricted Stock Awards. On April 1, 2023, the Company issued 604,158 Restricted Stock Units (RSUs), valued at $610,210 to certain employees. The 214,719 RSU Common Shares vested on April 1, 2023, another 194,719 common shares will vest on March 1, 2024 and another 194,719 common shares will vest on March 1, 2025.

Stock Issuance. On April 10, 2023, 566,042 shares of common stock were issued in satisfaction of cashless exercises of warrants to purchase of 650,000 shares of common stock.

* * * * *

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

We employ approximately 1200 full time employees and partner with over 900 physicians. Our corporate headquarters is based in Houston, Texas. We were incorporated on April 13, 2000 in the state of Delaware.

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

The Real Estate Entities own the land and hospital buildings which are leased to our hospital entities. The Real Estate Entities have mortgage loans payable to third parties which are collateralized by the land and buildings. We consolidate the Real Estate Entities as VIEs in instances where our hospital entities are guarantors or co-borrowers under their outstanding mortgage loans. Since the second quarter of 2022, we deconsolidated 18 Real Estate Entities after the third-party lenders released our guarantees of associated mortgage loans.

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

	Three Months Ended March 31,
	2023	2022

Insurance	93%	96%
Self pay	4%	3%
Workers compensation	1%	1%
Medicare/Medicaid	2%	0%
Total	100%	100%

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

Qualifying Payment Amount. The “qualifying payment amount” is generally “the median of the contracted rates recognized by the plan or issuer under such plans or coverage, respectively, on January 31, 2019, for the same or a similar item or service that is provided by a provider in the same or similar specialty and provided in the geographic region in which the items or service is furnished,” with annual increases based on the consumer price index. In other words, the qualifying payment amount is typically the median rate the insurer would have paid for the service if provided by an in-network provider or facility.

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

On March 17, 2023, the Centers for Medicare & Medicaid Services (“CMS”) issued new guidance (“Guidance”) applicable to the independent dispute resolution (“IDR”) process in the NSA effective for payment determinations made on or after February 6, 2023 for items and services furnished on or after October 25, 2022 for plan years (in the individual market, policy years) beginning on or after January 1, 2022. The revisions were put in place to help balance the arbitration process by including the recent Texas Medical Association Court Order and removing “double counting” provisions. From now on, independent arbiters must consider all evidence given to them by the disputing parties, and not just the Qualified Payment Amount (QPA).

Under the Guidance, Certified IDR Entities now must consider:

●	QPA(s) for the applicable year for the qualified IDR item or service; and
●	other information submitted by a party as long as it does not contain prohibited factors.

Generally, parties may submit additional information regarding any of the circumstances of the services provided. Under the Guidance, the certified IDR entity now must consider all information submitted to determine the appropriate payment rate. Previously, there was a rebuttable presumption that the QPA was the appropriate payment amount, and the IDR entity was not required to consider any additional factors. This news comes as a major win for Nutex Health and other providers’ quest to make the arbitration process more equitable and straightforward.

After being suspended for services rendered after October 25, 2022, IDR entities have been instructed to resume payments. Now that the IDR process is reopened for all claims, arbiters can start making headway on the backlog.

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

	Three Months Ended March 31,
	2023	2022
Revenue:
Hospital division	$49,288,164	$79,127,242
Population health management division	7,041,253	-
Total revenue	56,329,417	79,127,242
Segment operating income:
Hospital division	4,778,637	35,815,496
Population health management division	69,086	-
Total segment operating income	4,847,723	35,815,496
Corporate and other costs:
Facilities closing costs	217,266	-
Stock-based compensation expense	1,900,000	-
General and administrative expenses	7,175,544	6,576,523
Total corporate and other costs	9,292,810	6,576,523
Interest expense	3,140,089	1,855,974
Other expense	247,455	2,380,545
Income (loss) before taxes	(7,832,631)	25,002,454
Income tax expense (benefit)	(910,659)	176,323

Net income (loss)	(6,921,972)	24,826,131
Less: net income (loss) attributable to noncontrolling interests	(1,774,693)	3,383,288
Net income (loss) attributable to Nutex Health Inc.	$(5,147,279)	$21,442,843

Adjusted EBITDA	$2,437,854	$24,175,775

Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

We reported a net loss attributable to Nutex Health Inc. of $5.1 million, or a loss of $0.01 per share, for the three months ended March 31, 2023 as compared with net income attributable to Nutex Health Inc. of $21.4 million, or $0.04 per diluted share, for same period of 2022. Our 2023 results were principally affected by:

●	Lower patient visits, decreasing by 36% during the three months ended March 31, 2023 as compared with the same period of 2022 due mostly to increased Covid visits in January 2022;
●	Issuance in March 2023 of 1,000,000 common shares for total expense of $1.9 million to Apollo Medical Holdings, Inc. for IPA managerial services; and
●	Higher overall cost of employees and independent contractors.

Adjusted EBITDA for the three months ended March 31, 2023 was $2.4 million as compared to $24.2 million for the comparable period of 2022. Refer to Non-GAAP Financial Measures discussed below for a definition and reconciliation of Adjusted EBITDA. The items affecting revenue and start-up costs contributed significantly to the decline in Adjusted EBITDA in the 2023 period.

A discussion of our segment results is included below.

Hospital Division. Our revenue for the three months ended March 31, 2023 totaled $49.3 million as compared to $79.1 million for the same period of 2022, a decrease of 38% caused by a reduction in both collection amounts and the number of patient visits.

The following table shows the number of patient visits during the periods:

	Three Months Ended March 31,
	2023	2022
Patient visits:
Hospital	33,085	51,743

Total patient visits decreased 36% during the three months ended March 31, 2023 as compared with the same period of 2022. Patient visits in the 2022 period included significant volumes of COVID-19 related cases.

The hospital division’s operating income was $4.8 million during the three months ended March 31, 2023, down as compared with income of $35.8 million in the same period of 2022, a decrease of 86.6%. Our operating income for the first quarter of 2023 was adversely affected by the reduction in net revenue discussed above. Additionally, we have made professional staffing additions in line with our operations.

Population Health Management Division. We completed our reverse business combination with Clinigence in April 2022. Clinigence's operations are reported as the population health management division. Our total revenue for the three months ended March 31, 2023 was $7.0 million consisting of capitation revenue of $6.0 million, management fees of $0.7 million and SaaS revenue of $0.3 million. Capitation revenue is recognized by our consolidated VIE, AHISP. We do not have an equity interest in this VIE but consolidate it since we are the primary beneficiary of its operations under our management services contract with them. We also earn management fees under our management services contracts with other IPAs and MSOs which are reported as revenue.

The population health management division had $0.1 million of operating income for the three months ended

March 31, 2023. Strategically, we are focused on the growth of this division principally through the addition of new independent physician associations and have staffed our organization to manage larger numbers of such organizations.

Real Estate Division. This division reports the operations of consolidated Real Estate Entities where we provide guarantees of their indebtedness or are co-borrowers. During the first quarter of 2023, we deconsolidated one Real Estate Entities after the third-party lenders released our guarantees of associated mortgage loans.

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

At March 31, 2023, two Real Estate Entities continue to be consolidated in our financial statements. We expect that hospitals we open in the future may be leased from new Real Estate Entities which may be owned in whole or part by related parties. Third-party lenders to these entities may require that we provide a guarantee or become co-borrowers under mortgage indebtedness financings for such facilities. In such instances, we may be required to consolidate these new Real Estate Entities in our financial statements as VIEs.

Corporate and other costs. Corporate and other costs in the three months ended March 31, 2023 included general and administrative expenses totaling $7.2 million. Our corporate costs for the three months ended March 31, 2022 totaled $6.6 million and consisted of general and administrative expenses. General and administrative costs include our executive management, accounting, human resources, corporate technology, insurance and professional fees. We have incurred higher levels of professional fees as a public company. During the three months ended March 31, 2023, we incurred closing costs of $0.2 million due to the closure of three facilities in January 2023. In addition, we have made staffing and management additions commensurate with our operational growth. In March 2023, we issued 1,000,000 common shares to Apollo Medical Holdings, Inc. for IPA managerial services. We recognized $1.9 million of stock-based compensation expense for this issuance.

Nonoperating items

Interest expense. Interest expense totaled $3.1 million in the three months ended March 31, 2023 as compared with $1.9 million for the same period of 2022. This includes interest expense associated with the mortgage indebtedness of consolidated Real Estate Entities, interest expense on outstanding term notes and lines of credit for financing operating equipment and working capital needs and interest expense for financing leases.

Income tax expense. Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items is recognized in the period these occur.

Our effective tax rate for the three months ended March 31, 2023, excluding the non-deductible goodwill impairment expense, was approximately 11.63%. The primary difference from the federal statutory rate of 21% is related to state taxes, income of noncontrolling interests in flow-through entities and permanent differences for non-deductible expenses.

Liquidity and Capital Resources

As of March 31, 2023, we had $32.8 million of cash and equivalents, compared to $34.3 million of cash and equivalents at December 31, 2022.

Significant sources and uses of cash during the first three months of 2023.

Sources of cash:

●	Cash from operating activities was $1.1 million, which included $2.9 million from the primary components of our working capital (receivables, inventories, accounts payable and expenses).
●	We received net proceeds of $5.4 million from borrowings under notes payable and lines of credit.

Uses of cash:

●	Capital expenditures were $4.4 million.
●	Distributions, net of contributions, to noncontrolling interests totaling $1.5 million.
●	Cash associated with the deconsolidated Real Estate Entity totaled $1.0 million.

Future sources and uses of cash. Our operating activities are financed with cash on hand which is generated from revenues, which may vary significantly based on regulatory changes affecting the timing and amounts of insurance reimbursements for our services. Most of our hospital facilities are leased from various lessors including related parties. These leases are presented in our consolidated balance sheets unless the lease is from a consolidated Real Estate Entity. Our growth plans include the development of new hospital locations. We expect that in many of these locations we will lease facilities from newly established entities partially owned by related parties.

We routinely enter into equipment lease agreements to procure new or replacement equipment and may also finance these purchases with term debt. We have smaller lines of credits available for working capital purposes and are presently working to supplement or replace these with larger financing commitments. These larger financing commitments are subject to market conditions and we may not be able to obtain such larger financing commitments at favorable economic terms or at all. We also believe that our existing cash, cash equivalents, and marketable securities, and available borrowing capacity, in addition to the $12.8 million of net proceeds received in connection with the execution of the Yorkville PPA on April 11, 2023, will be sufficient to meet our anticipated cash needs requirements for operations and growth objectives for at least the next twelve months. If the assumptions underlying our business plan regarding future revenue and expenses change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities.

Indebtedness. The Company’s indebtedness at March 31, 2023 is presented in Item I, “Financial Statements – Note 8 – Debt” and our lease obligations are presented in Item I, “Financial Statements—Note 9 – Leases.”

Off-Balance Sheet Arrangements

As of March 31, 2023, we had no material off-balance sheet arrangements.

Non-GAAP Financial Measures

Adjusted EBITDA. Adjusted EBITDA is used as a supplemental non-GAAP financial measure by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance.

We define Adjusted EBITDA as net income (loss) attributable to Nutex Health Inc. plus net interest expense, income taxes, depreciation and amortization, further adjusted for stock-based compensation, any facilities closing costs, acquisition related costs and impairments. A reconciliation of net income to Adjusted EBITDA is included below. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.

	Three Months Ended March 31,
	2023	2022
Reconciliation of net income (loss) attributable to Nutex Health Inc. to Adjusted EBITDA:
Net income (loss) attributable to Nutex Health Inc.	$(5,147,279)	$21,442,843
Depreciation and amortization	3,993,747	2,396,861
Interest expense, net	3,140,089	1,855,974
Income tax expense (benefit)	(910,659)	176,323
Allocation to noncontrolling interests	(755,310)	(1,696,226)
EBITDA	320,588	24,175,775
Facilities closing costs	217,266	-
Stock-based compensation expense	1,900,000	-
Adjusted EBITDA	$2,437,854	$24,175,775

Significant Accounting Policies

The preparation of financial statements and related disclosures in accordance with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2022 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The Company’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. Since December 31, 2022, there have been no material changes in the Company’s accounting policies that are impacted by judgments, assumptions and estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

With respect to the three months ended March 31, 2023, there have been no material changes in our primary market risk exposures or how those exposures are managed since the information disclosed in our 2022 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of March 31, 2023. Based on this evaluation, the Company concluded that our disclosure controls and procedures were not effective as of March 31, 2023 due to the material weakness previously identified as described below.

Previously Reported Material Weaknesses. We previously identified material weaknesses in our internal control over financial reporting in our Form 10-K for the year ended December 31, 2022, based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on our assessment, the following material weaknesses were identified:

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

Remediation Plans. These material weaknesses did not result in material misstatement of the Company’s consolidated financial statements for the periods presented. The Company has started the process of designing and implementing effective internal control measures to remediate the material weakness. The Company’s efforts include the implementation of a new enterprise-wide system in the first quarter of 2023 that will reduce reliance on manual processes and spreadsheets supporting the financial statements. Additionally, the Company plans to engage a firm to assist in the proper design, implementation and testing of internal controls over financial reporting. We expect to add key senior management positions including a Chief Operating Officer as well in the near term. We have also already made some additions to our accounting and financial reporting teams in the first quarter of 2023.

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

Changes in Internal Control Over Financial Reporting. We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We are making changes to our internal control over financial reporting in connection with the implementation of our new enterprise-wide system in the first quarter of 2023.

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

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

From time-to-time, the Company is involved in various civil actions as part of its normal course of business. The Company is not a party to any litigation that is material to ongoing operations as defined in Item 103 of Regulation S-K as of the period ended March 31, 2023.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Form 10-K for the year ended December 31, 2022 and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. In addition, you should carefully consider the risks described below.

Substantial blocks of our Common Stock may be sold into the market as a result of the Pre-Paid Advance Agreement.

The price of our Common Stock could decline if there are substantial sales of shares of our Common Stock, if there is a large number of shares of our Common Stock available for sale, or if there is the perception that these sales could occur.

On April 11, 2023, we entered into the PPA with Yorkville. Pursuant to the PPA, we may request Pre-Paid Advances of up to $25 million each from Yorkville (or such greater amount that the parties may mutually agree), with a limitation on outstanding Pre-Paid Advances ranging from up to $25 million to $5 million depending on stock price and volume conditions being met, and an aggregate Commitment Amount of $100 million. At the request and sole discretion of Yorkville, such Pre-Paid Advances will be correspondingly reduced upon the issuance of our Common Stock to Yorkville at a Purchase Price equal to (a) $1.00 in respect of the initial Pre-Paid Advance, and (b) with respect to each subsequent Pre-Paid Advance the lower of (i) 100% of the volume weighted average price (VWAP) of the Company’s common stock on the trading day immediately preceding the closing of such Pre- Paid Advance or (ii) 92.0% of the average of the two lowest daily VWAP of the shares during the seven trading days immediately prior to each Pre-Paid Advance, subject to a floor price of $0.1851 per share.

Any issuances of shares of our Common Stock pursuant to the PPA to offset the Pre-Paid Advances will dilute the percentage ownership of stockholders and may dilute the per share projected earnings (if any) or book value of our Common Stock. Sales of a substantial number of shares of our Common Stock in the public market or other issuances of shares of our Common Stock, or the perception that these sales or issuances could occur, could cause the market price of our Common Stock to decline and may make it more difficult for you to sell your shares at a time and price that you deem appropriate.

We may not receive the full amount of the initial Pre-Paid Advance

Yorkville has agreed to pay to the Company the initial Pre-Paid Advance amount as follows: (i) $15 million on April 11, 2023, and (ii) $10 million on the earlier of (y) June 10, 2023, or (z) the date upon which the outstanding balance on the initial portion of the initial Pre-Paid Advance has been reduced below $1 million, in both cases, as long as the VWAP for the ten trading days prior to June 10, 2023 or the date when the balance is reduced below $1 million, as applicable, is at least $0.60 per share, otherwise, the parties hereto shall mutually agree on the amount and timing of the remaining $10 million payment. As a result, we may only receive total proceeds, before expenses, of approximately $12.8 million, before expenses.

Once we receive a Pre-Paid Advance, we do not have the right to control the timing and amount of the issuance of our shares of Common Stock to Yorkville under the PPA and, accordingly, it is not possible to predict the actual number of shares we will issue pursuant to the Pre-Paid Advance Agreement at any one time or in total.

Once we receive any of the Pre-Paid Advances, including the initial Pre-Paid Advance, we do not have the right to control the timing and amount of any issuances of our shares of Common Stock to Yorkville under the PPA. Sales of our Common Stock, if any, to Yorkville under the PPA will depend upon market conditions and other factors, and the discretion of Yorkville. We may ultimately decide to sell to Yorkville all, some or none of the shares of our Common Stock that may be available for us to sell to Yorkville pursuant to the PPA. Each Pre-Paid Advance matures within one year.

Because the purchase price per share to be paid by Yorkville for the shares of Common Stock that we may elect to sell to Yorkville under the PPA, if any, will fluctuate based on the market prices of our Common Stock, if any, it is not possible for us to predict, prior to any such sales, the number of shares of Common Stock that we will sell to Yorkville under the PPA, the purchase price per share that Yorkville will pay for shares purchased from us under the PPA, or the aggregate gross proceeds that we will receive from those purchases by Yorkville under the PPA, if any.

In addition, unless we satisfy the exception set forth in the PPA based on the average price of our sales thereunder or we obtain stockholder approval, we will not be able to issue shares of our Common Stock in excess of 19.9% of the outstanding shares of Common Stock as of April 10, 2023 (the “Exchange Cap”) under the PPA (or any other transaction that is integrated with the PPA) in accordance with applicable Nasdaq rules. Depending on the market prices of our Common Stock in the future, this could be a significant limitation on the amount of funds we are able to raise pursuant to the PPA. Other limitations in the PPA, including the ownership limitation on Yorkville of 4.99% of the then outstanding voting power or number of shares of outstanding Common Stock (the “Ownership Limitation”), and our ability to meet the conditions necessary to request a Pre-Paid Advance, could also prevent us from being able to request Pre-Paid Advances up to the Commitment Amount.

If we desire to request Pre-Paid Advances under the PPA in excess of $25 million, and the Exchange Cap provisions and other limitations in the PPA would allow us to do so, we would need to file with the SEC one or more prospectus supplements to register under the Securities Act any such additional shares of our Common Stock.

Further, the resale by Yorkville of a significant amount of shares registered in this offering at any given time, or the perception that these sales may occur, could cause the market price of our Common Stock to decline and to be highly volatile.

Upon a trigger event, the Company may be required to make payments that could cause financial hardship to the Company.

Upon entering into the PPA, the Company agreed that within three trading days of (i) the Common Stock’s trading price becoming lower than $0.1851 for any five of seven consecutive trading days or (ii) the Company issuing substantially all of the shares available under the Nasdaq Cap, the Company must pay Yorkville a monthly cash payment (the “Monthly Payment”) of $7.5 million (or such lower amount of a particular Pre-Paid Advance then outstanding), plus any accrued and unpaid interest and a 6% redemption premium. This financial obligation may cause an undue and unsustainable burden on the Company and cause a material adverse effect on the Company’s operations and financial condition.

Our current business plans require a significant amount of capital. If we are unable to obtain sufficient funding or do not have access to capital, we may not be able to execute our business plans and our prospects, financial condition and results of operations could be materially adversely affected.

The extent to which we rely on Yorkville as a source of funding will depend on a number of factors, including the prevailing market price of our Common Stock, our ability to meet the conditions necessary to request for Pre-Paid Advances under the PPA, the impacts of the Exchange Cap and the Ownership Limitation and the extent to which we are able to secure funding from other sources. In addition to the amount of funds we ultimately raise under the PPA, if any, we expect to continue to seek other sources of funding, including by offering additional equity, and/or equity-linked securities, through one or more credit facilities and potentially by offering debt securities, to finance a portion of our future expenditures.

We have experienced operating losses, and we expect to continue to incur operating losses as we implement our business plans. We expect our capital expenditures to continue to be significant in the foreseeable future as we expand our business. We expect to expend capital with significant outlays directed towards expanding current programs and service offerings. As a result, our capital requirements are uncertain and actual capital requirements may be different from those we currently anticipate. In addition, new opportunities for growth in future product lines and markets may arise and may require additional capital.

As of March 31, 2023, our principal source of liquidity is our unrestricted cash balance in the amount of approximately $33 million. We entered into the PPA whereby we will have the ability to request Pre-Paid Advances of up to $25 million. In addition, we previously entered into the Lincoln Committed Equity Financing whereby we will have the right, but not the obligation, to sell to LPCF (“Lincoln Purchase Agreement”) up to $100 million worth of our shares of Common Stock. We may not be able to utilize these facilities to raise additional capital when, or in the amounts, we may require. Nutex has agreed with Yorkville that it will not utilize the Lincoln Purchase Agreement while there are Pre-Paid Advances outstanding under the PPA in excess of $1 million. Any debt we incur from Yorkville or other parties could make us more vulnerable to a downturn in our operating results or a downturn in economic conditions. If our cash flow from operations and our then-existing liquidity is insufficient to meet any debt service requirements, we could be required to refinance our obligations, or dispose of assets in order to meet debt service requirements.

We expect that we will need to raise additional capital in order to continue to execute our business plans in the future, and we plan to use the PPA, if the conditions for its use are satisfied and seek additional equity and/or debt financing, including by offering additional equity, and/or equity-linked securities, through one or more credit facilities and potentially by offering debt securities, to finance a portion of our future expenditures.

The sale of additional equity or equity-linked securities could dilute our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations or our ability to pay dividends to our stockholders. Our ability to obtain the necessary additional financing to carry out our business plans or to refinance, if necessary, any outstanding debt when due is subject to a number of factors, including general market conditions and investor acceptance of our business model. These factors may make the timing, amount, terms and conditions of such financing unattractive or unavailable to us. If we are unable to raise sufficient funds on favorable terms, we may have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure. We might not be able to obtain any such funding or we might not have sufficient resources to conduct our business as projected, both of which could mean that we would be forced to curtail or discontinue our operations and our prospects, financial consolidated results of operations could be materially adversely affected.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities; use of proceeds from registered securities.

Common Stock Issued. In the first quarter of 2023, 702,285 shares of common stock were issued in satisfaction of cashless exercises of warrants to purchase of 806,453 shares of common stock. The Company issued common stock warrants to accredited investors in private placements exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended. In addition, we issued 1,000,000 common shares to Apollo Medical Holdings, Inc., an accredited investor, in satisfaction of the Stock Purchase Agreement dated September 21, 2021. The Stock Purchase Agreement is exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 3. Defaults upon Senior Securities.

Not Applicable

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information.

Not Applicable

Item 6.   Exhibits

Exhibit No.	Description
10.1*	Employment Agreement by and between the Company and Pamela Montgomery dated August 8, 2022.
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 15, 2023.

Nutex Health Inc.

By:	/s/ Thomas T. Vo
Thomas T. Vo
Chief Executive Officer and Chairman of the Board (principal executive officer)

By:	/s/ Jon C. Bates
Jon C. Bates
Chief Financial Officer (principal financial officer and principal accounting officer)