Form 10-Q
period 2023-06-30
Nutex Health, Inc.
filed 2023-08-09
CIK 1479681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

or

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

As of August 7, 2023, the registrant had 661,897,896 shares of common stock outstanding.

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

NOTE ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, changes in laws or regulations applicable to our operations, any statements about our business, financial condition, operating results, plans, objectives, expectations and intentions, any guidance on, or projections of, earnings, revenue or other financial items, or otherwise, and our future liquidity, including cash flows; any statements of any plans, strategies, and objectives of management for future operations, such as the material opportunities that we believe exist for our Company; any statements concerning proposed services, developments, mergers or acquisitions; or strategic transactions; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “contemplate,” “budgeted,” “will,” “would,” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases, or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q and are subject to change.

Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under, but not limited to, the heading “Item 1A. Risk Factors” included in this Quarterly Report, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and in the Annual Report of Nutex Health Inc. on Form 10-K for the year ended December 31, 2022 and other filings of the Company with the United States Securities and Exchange Commission. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change, and significant risks and uncertainties that could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$32,754,330	$34,255,264
Accounts receivable	50,676,301	57,777,386
Accounts receivable - related parties	1,335,241	538,183
Inventories	2,450,776	3,533,285
Prepaid expenses and other current assets	4,858,546	1,869,806
Total current assets	92,075,194	97,973,924
Property and equipment, net	83,062,145	82,094,352
Operating right-of-use assets	17,111,817	20,466,632
Finance right-of-use assets	206,072,425	192,591,624
Intangible assets, net	20,418,551	21,191,390
Goodwill, net	17,010,637	17,010,637
Other assets	483,679	423,426

Total assets	$436,234,448	$431,751,985

Liabilities and Equity
Current liabilities:
Accounts payable	$16,424,368	$23,614,387
Accounts payable - related parties	3,919,114	3,915,661
Lines of credit	2,980,684	2,623,479
Current portion of long-term debt	16,412,345	12,546,097
Operating lease liabilities, current portion	1,551,655	1,703,014
Finance lease liabilities, current portion	4,105,654	4,219,518
Accrued expenses and other current liabilities	12,049,471	6,240,813
Total current liabilities	57,443,291	54,862,969
Long-term debt, net	25,106,830	23,051,152
Operating lease liabilities, net	16,256,976	19,438,497
Finance lease liabilities, net	220,473,072	203,619,756
Deferred tax liabilities	8,728,100	10,452,211
Total liabilities	328,008,269	311,424,585

Commitments and contingencies

Equity:
Common stock, $0.001 par value; 950,000,000 shares authorized; 660,742,624 and 650,223,840 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	660,742	650,224
Additional paid-in capital	463,869,968	458,498,402
Accumulated deficit	(371,912,251)	(363,285,925)
Nutex Health Inc. equity	92,618,459	95,862,701
Noncontrolling interests	15,607,720	24,464,699
Total equity	108,226,179	120,327,400

Total liabilities and equity	$436,234,448	$431,751,985

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Hospital division	$51,611,803	$51,604,679	$100,899,967	$130,731,921
Population health management division	7,312,651	6,443,254	14,353,904	6,443,254
Total revenue	58,924,454	58,047,933	115,253,871	137,175,175

Operating costs and expenses:
Payroll and benefits	24,860,702	24,356,184	50,697,375	49,966,401
Contract services	9,747,873	13,060,447	18,937,204	17,979,079
Medical supplies	3,264,202	2,581,552	7,288,084	6,841,031
Depreciation and amortization	4,169,160	3,132,485	8,162,907	5,529,346
Other	7,235,594	8,279,344	15,673,655	14,405,901
Total operating costs and expenses	49,277,531	51,410,012	100,759,225	94,721,758

Gross profit	9,646,923	6,637,921	14,494,646	42,453,417

Corporate and other costs:
Facilities closing costs	-	-	217,266	-
Acquisition costs	-	3,885,666	-	3,885,666
Stock-based compensation expense	249,645	54,166	2,149,645	54,166
General and administrative expenses	9,759,816	4,076,566	16,935,360	10,653,089
Total corporate and other costs	10,009,461	8,016,398	19,302,271	14,592,921

Operating income (loss)	(362,538)	(1,378,477)	(4,807,625)	27,860,496

Interest expense, net	4,843,048	4,369,609	7,983,137	6,225,583
Other expense (income)	(123,528)	(1,403,222)	123,927	977,323
Income (loss) before taxes	(5,082,058)	(4,344,864)	(12,914,689)	20,657,590

Income tax expense (benefit)	(815,612)	19,653,286	(1,726,271)	19,829,609

Net income (loss)	(4,266,446)	(23,998,150)	(11,188,418)	827,981

Less: net loss attributable to noncontrolling interests	(787,399)	(4,713,304)	(2,562,092)	(1,417,475)

Net income (loss) attributable to Nutex Health Inc.	$(3,479,047)	$(19,284,846)	$(8,626,326)	$2,245,456

Earnings (loss) per common share
Basic	$(0.01)	$(0.03)	$(0.01)	$0.00
Diluted	$(0.01)	$(0.03)	$(0.01)	$0.00

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Retained Earnings	Noncontrolling	Total
	Shares	Amount	Capital	(Accumulated Deficit)	Interests	Equity

Balance at January 1, 2022	592,791,712	$592,792	$11,742,891	$102,315,623	$76,929,704	$191,581,010
Contributions	-	-	-	-	3,869,201	3,869,201
Distributions	-	-	-	(27,114,936)	(5,738,045)	(32,852,981)
Net income	-	-	-	21,442,843	3,383,288	24,826,131
Balance at March 31, 2022	592,791,712	$592,792	$11,742,891	$96,643,530	$78,444,148	$187,423,361
Reverse acquisition with Clinigence	50,961,109	50,961	436,449,305	-	194,747	436,695,013
Notes payable converted to common stock	2,622,819	2,623	4,062,749	-	-	4,065,372
Common stock issued for exercise of warrants	2,147,252	2,147	4,116,994	-	-	4,119,141
Common stock issued for exercise of options	312,019	312	644,662	-	-	644,974
Restricted stock awards issued for compensation	83,547	83	54,083	-	-	54,166
Deconsolidation of Real Estate Entities	-	-	-	(6,466,946)	(32,336,946)	(38,803,892)
Contributions	-	-	-	-	861,916	861,916
Distributions	-	-	-	(7,341,202)	(7,637,993)	(14,979,195)
Net loss	-	-	-	(19,284,846)	(4,713,304)	(23,998,150)
Balance at June 30, 2022	648,918,458	$648,918	$457,070,684	$63,550,536	$34,812,568	$556,082,706

Balance at January 1, 2023	650,223,840	650,224	458,498,402	(363,285,925)	24,464,699	120,327,400
Deconsolidation of Real Estate Entity	-	-	-	-	(4,258,133)	(4,258,133)
Common stock issued for exercise of warrants	702,285	702	(702)	-	-	-
Common stock issued to Apollo Medical Holdings, Inc.	1,000,000	1,000	1,899,000	-	-	1,900,000
Contributions	-	-	-	-	28,000	28,000
Distributions	-	-	-	-	(1,537,141)	(1,537,141)
Net loss	-	-	-	(5,147,279)	(1,774,693)	(6,921,972)
Balance at March 31, 2023	651,926,125	$651,926	$460,396,700	$(368,433,204)	$16,922,732	$109,538,154
Common stock issued for exercise of warrants	566,042	566	(566)	-	-	-
Debt conversion to common stock	8,035,737	8,035	3,224,404	-	-	3,232,439
Restricted stock awards issued for compensation	214,720	215	249,430	-	-	249,645
Contributions	-	-	-	-	621,550	621,550
Distributions	-	-	-	-	(1,149,163)	(1,149,163)
Net loss	-	-	-	(3,479,047)	(787,399)	(4,266,446)
Balance at June 30, 2023	660,742,624	$660,742	$463,869,968	$(371,912,251)	$15,607,720	$108,226,179

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income (loss)	$(11,188,418)	$827,981
Adjustment to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	8,162,907	5,529,346
Stock-based compensation expense	2,149,645	54,166
Deferred tax expense (benefit)	(1,724,111)	12,013,748
Debt accretion expense	953,236	722,536
Loss on lease termination	58,211	-
Non-cash lease expense	61,734	629,094
Changes in operating assets and liabilities:
Accounts receivable	6,921,239	19,745,666
Accounts receivable - related party	(797,058)	602,068
Inventories	1,082,509	(93,004)
Prepaid expenses and other current assets	(3,048,993)	(2,002,401)
Accounts payable	(7,189,929)	6,358,427
Accounts payable - related party	3,453	(630,490)
Accrued expenses and other current liabilities	5,619,907	9,645,922
Net cash from operating activities	1,064,332	53,403,059

Cash flows from investing activities:
Acquisitions of property and equipment	(7,446,902)	(16,621,726)
Acquired cash in reverse acquisition with Clinigence	-	12,716,228
Cash related to deconsolidation of Real Estate Entity	(1,039,157)	(2,421,212)
Net cash from investing activities	(8,486,059)	(6,326,710)

Cash flows from financing activities:
Proceeds from lines of credit	1,949,919	2,592,714
Proceeds from notes payable	16,952,905	4,865,974
Repayments of lines of credit	(1,592,714)	(72,055)
Repayments of notes payable	(7,481,893)	(4,338,567)
Repayments of finance leases	(1,870,670)	(305,134)
Common stock issued for exercise of warrants	-	4,119,141
Common stock issued for exercise of options	-	644,974
Members' contributions	649,550	4,731,117
Members' distributions	(2,686,304)	(47,832,176)
Net cash from financing activities	5,920,793	(35,594,012)
Net change in cash and cash equivalents	(1,500,934)	11,482,337
Cash and cash equivalents - beginning of the period	34,255,264	36,118,284
Cash and cash equivalents - end of the period	$32,754,330	$47,600,621

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Organization and Operations

Nutex Health Inc. (“Nutex Health” or the “Company”), is a physician-led, healthcare services and operations company with 20 hospital facilities in eight states (hospital division), and a primary care-centric, risk-bearing population health management division. Our hospital division implements and operates different innovative health care models, including micro-hospitals, specialty hospitals and hospital outpatient departments (“HOPDs”). The population health management division owns and operates provider networks such as independent physician associations (“IPAs”) and offers a cloud-based proprietary technology platform to IPAs which aggregates clinical and claims data across multiple settings, information systems and sources to create a holistic view of patients and providers.

We employ approximately 800 full time employees and partner with over 900 physicians. Our corporate headquarters is based in Houston, Texas. We were incorporated on April 13, 2000 in the state of Delaware.

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

Interim financial statements. These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements include all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented. These interim financial statements should be read together with the consolidated financial statements and notes thereto included in our audited financial statements for the years ended December 31, 2022 and 2021.

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

Convertible debt. The Company accounts for convertible debt that does not meet the criteria for equity treatment as a liability reported at its amortized cost. The Company classifies convertible debt based on the re-payment terms and conditions. Any original issue discounts and costs incurred upon issuance of the convertible debt are amortized to interest expense over the debt term. Convertible debt is also analyzed for the existence of embedded derivatives, which may require bifurcation from the convertible debt and separate accounting treatment.

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

Revision of Prior Period Financial Statements. As previously reported in our Current Report on Form 10-Q for the quarter ended September 30, 2022, we made certain immaterial revisions to previously reported amounts in our combined and consolidated financial statements as of and for the six months ended June 30, 2022, correcting the classification of net income and equity attributable to noncontrolling interests. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2022, we corrected the reported amount of goodwill related to our Merger with Clinigence. We evaluated these matters in accordance with SAB No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements and determined that their related impact was not material to our financial statements for any prior annual or interim period. We will correct previously reported financial information for these immaterial matters in our future filings, as applicable. A summary of the revisions to our prior period financial statements is presented below:

	June 30, 2022
	As		As
	Reported	Revisions	Revised
Revised balance sheets
Total current assets	$148,980,554	$-	$148,980,554

Goodwill	425,355,837	(10,331,537)	415,024,300
Other long-term assets	297,456,869	-	297,456,869
Total assets	$871,793,260	$(10,331,537)	$861,461,723

Total liabilities	$305,379,017	$-	$305,379,017

Equity:
Members' equity	525,689,827	(4,419,689)	521,270,138
Noncontrolling interest	40,724,416	(5,911,848)	34,812,568
Total equity	566,414,243	(10,331,537)	556,082,706
Total liabilities and equity	$871,793,260	$(10,331,537)	$861,461,723

	Six Months Ended June 30, 2022
	As		As
	Reported	Revisions	Revised
Revised statements of operations
Net income (loss)	$1,347,961	$(519,980)	$827,981
Less: net income (loss) attributable to noncontrolling interests	(786,589)	(630,886)	(1,417,475)
Net income (loss) attributable to Nutex Health Inc.	$2,134,550	$110,906	$2,245,456

	Three months ended June 30, 2022
	As		As
	Reported	Revisions	Revised
Revised statements of operations
Net income (loss)	$(23,478,170)	$(519,980)	$(23,998,150)
Less: net income (loss) attributable to noncontrolling interests	(4,082,418)	(630,886)	(4,713,304)
Net income (loss) attributable to Nutex Health Inc.	$(19,395,752)	$110,906	$(19,284,846)

Revised statements of changes in equity
Reverse acquisition with Clinigence
Retained earnings	$446,831,803	$(10,331,537)	$436,500,266
Noncontrolling interest	194,747	-	194,747
Total deconsolidation of real estate entities	$447,026,550	$(10,331,537)	$436,695,013

Deconsolidation of Real Estate Entities
Retained earnings	$(12,267,888)	$5,800,942	$(6,466,946)
Noncontrolling interest	(27,055,984)	(5,280,962)	(32,336,946)
Total deconsolidation of real estate entities	$(39,323,872)	$519,980	$(38,803,892)

Net income (loss)
Retained earnings	$(19,395,752)	$110,906	$(19,284,846)
Noncontrolling interest	(4,082,418)	(630,886)	(4,713,304)
Total net income (loss)	$(23,478,170)	$(519,980)	$(23,998,150)

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

The supplemental pro forma financial information is as follows:

Six Months Ended June 30,
2022

Revenue	$143,384,350
Net loss attributable to Nutex Health Inc.	(12,215,600)
Basic earnings per share	(0.02)
Diluted earnings per share	(0.02)

The pro forma income above includes $14.2 million of one-time stock-based compensation expense related to the merger transaction. Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented and is not intended to be a projection of future results.

Note 4 – Revenue

We disaggregate revenue from contracts with customers into types of services or products, consistent with our reportable segments, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Hospital Division:
Net patient service revenue	$50,992,663	$51,209,741	$99,833,875	$130,025,739
Management fees	619,140	394,938	1,066,092	706,182
Total Hospital Division revenue	51,611,803	51,604,679	100,899,967	130,731,921

Population Health Management Division:
Capitation revenue, net	6,216,562	5,150,342	12,268,136	5,150,342
Management fees	753,527	290,112	1,473,153	290,112
SaaS revenue	342,562	1,002,800	612,615	1,002,800
Total Population Health Management Division revenue	7,312,651	6,443,254	14,353,904	6,443,254
Total revenue	$58,924,454	$58,047,933	$115,253,871	$137,175,175

Net patient service revenue. We receive payment for facility services rendered by us from federal agencies, private insurance carriers, and patients. The Physician LLCs receive payment for doctor services from these same sources. On average, greater than 90% of our net patient service revenue is paid by insurers, federal agencies, and other non-patient third parties. The remaining revenues are paid by our patients in the form of copays, deductibles, and self-payment. We generally operate as an out-of-network provider and, as such, do not have negotiated reimbursement rates with insurance companies. In the fourth quarter of 2022, we signed in-network provider contracts with the Provider Network of America (“PNA”).

The following tables present the allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Insurance	93%	92%	93%	92%
Self pay	4%	8%	4%	8%
Workers compensation	2%	0%	2%	0%
Medicare/Medicaid	1%	0%	1%	0%
Total	100%	100%	100%	100%

Contract balances. Cash payments for SaaS-based subscriptions received in advance of the satisfaction of our performance obligations are reported as deferred revenue and subsequently recognized as revenue over the period in which the performance obligations are satisfied. The Company completes its contractual performance obligations through providing its customers access to specified data through subscriptions for a service period, and training on consulting associated with the subscriptions. We primarily invoice our customers on a monthly basis and do not provide any refunds, rights of return, or warranties. Deferred revenue is presented as current liabilities and totaled $0.1 million as of June 30, 2023 and December 31, 2022. We expect to recognize revenue for these amounts within the next twelve months.

Note 5 - Property and Equipment

The principal categories of property and equipment, net are summarized as follows:

	Useful	June 30,	December 31,
	Life (years)	2023	2022

Buildings and improvements	39	$9,086,825	$8,521,996
Land	-	2,650,670	3,721,576
Leasehold improvements	10-39	28,855,241	28,855,239
Construction in progress	-	20,218,815	19,389,329
Medical equipment	10	29,295,582	28,744,664
Office furniture and equipment	7	2,879,826	2,860,680
Computer hardware and software	5	3,574,903	1,713,434
Vehicles	5	135,590	135,590
Signage	10	1,173,612	1,163,722
Total cost		97,871,064	95,106,230
Less: accumulated depreciation		(14,808,919)	(13,011,878)
Total property and equipment, net		$83,062,145	$82,094,352

We deconsolidated 17 Real Estate Entities in the second quarter of 2022 and one Real Estate Entity in the first quarter of 2023. Refer to Note 18.

Depreciation and amortization of property and equipment for the three months ended June 30, 2023 and 2022 totaled $1.1 million and $1.5 million, respectively, and for the six months ended June 30, 2023 and 2022 totaled $2.4 million and $2.6 million, respectively.

Note 6 – Intangible Assets

The following tables provide detail of the Company’s intangible assets:

	Gross	Accumulated	Net Carrying	Weighted Average
June 30, 2023	Carrying Amount	Amortization	Amount	Useful Life (in years)
Amortizing intangible assets:
Member relationships	$16,899,000	$1,408,249	$15,490,751	15
Management contracts	2,021,000	157,891	1,863,109	16
Customer contracts	914,000	76,167	837,833	15
Trademarks	1,425,000	187,541	1,237,459	7-12
PHP technology	409,000	102,250	306,750	5
Indefinite life intangible - license	682,649	-	682,649	-
Total	$22,350,649	$1,932,098	$20,418,551

December 31, 2022
Amortizing intangible assets:
Member relationships	$16,899,000	$844,950	$16,054,050	15
Management contracts	2,021,000	94,734	1,926,266	16
Customer contracts	914,000	45,700	868,300	15
Trademarks	1,425,000	112,525	1,312,475	7-12
PHP technology	409,000	61,350	347,650	5
Indefinite life intangible - license	682,649	-	682,649	-
Total	$22,350,649	$1,159,259	$21,191,390

Amortization of intangible assets for the three months ended June 30, 2023 and 2022 totaled $0.4 million each, and for the six months ended June 30, 2023 and 2022 totaled $0.8 million and $0.4 million, respectively.

Note 7 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2023	2022

Accrued wages and benefits	$5,820,607	$4,235,167
Accrued other	6,228,864	2,005,646
Total accrued expenses and other current liabilities	$12,049,471	$6,240,813

Note 8 – Debt

The Company’s outstanding debt is shown in the following table:

	Maturity	Interest	June 30,	December 31,
	Dates	Rates	2023	2022

Term loans secured by all assets	08/2023 - 12/2028	4.15 - 7.71%	$10,646,410	$11,341,934
Term loans secured by property and equipment	01/2024 - 10/2028	3.59 - 9.75%	10,604,572	9,299,197
Line of credit secured by all assets	09/2023 - 11/2025	4.00 - 8.00%	2,980,685	2,623,479
Term loans of consolidated Real Estate Entities	08/2023 - 03/2037	2.84 - 5.75%	13,619,082	15,068,920
Pre-paid advance (convertible debt)	03/2024	0.00%	7,712,264	-
Total			45,563,013	38,333,530
Less: unamortized long-term debt issuance costs			1,063,154	112,802
Less: short-term lines of credit			2,980,684	2,623,479
Less: current portion of long-term debt			16,412,345	12,546,097
Total long-term debt			$25,106,830	$23,051,152

Term loans and lines of credit. We have entered into private debt arrangements with banking institutions for the purchase of equipment and to provide working capital and liquidity through cash and lines of credit. Unless otherwise delineated above, these debt arrangements are obligations of Nutex and/or its majority-owned subsidiaries. Consolidated Real Estate Entities have entered into private debt arrangements with banking institutions for purposes of purchasing land, constructing new emergency room facilities and building out leasehold improvements which are leased to our hospital entities. Nutex is a guarantor or, in limited cases, a co-borrower on the debt arrangements of the Real Estate

Entities for the periods shown. Since the second quarter of 2022, we have deconsolidated 18 Real Estate Entities after the third-party lenders released our guarantees of associated mortgage loans.

Certain outstanding debt arrangements require minimum debt service coverage ratios and other financial covenants. At June 30, 2023, we were not in compliance with the debt service coverage ratio for one term loan with an outstanding balance of $1.0 million. This balance has been included in current liabilities. At June 30, 2023, we had remaining availability of $3.1 million under outstanding lines of credit.

Pre-Paid Advance Agreement (convertible debt). On April 11, 2023, the Company entered into a Pre-Paid Advance Agreement (the “PPA”) with YA II PN, Ltd. (“Yorkville”) pursuant to which the Company may request advances of up to $25.0 million each from Yorkville (or such greater amount that parties may mutually agree) (each, a “Pre-Paid Advance”) for a total of up to $100 million, which will be purchased by Yorkville at 90% of the face amount. The initial Pre-Paid Advance requested was $25 million, $15 million of which was paid on April 11, 2023, with the remaining $10 million to be paid upon mutual agreement of the parties. During the period ending June 30, 2023, the parties mutually agreed not to fund the remaining $10 million. Future Pre-Paid Advances, if any, will range from $5 million to $25 million depending on stock price and volume conditions being met, with an aggregate limitation on Pre-Paid Advances of $100.0 million over an 18-months period. At the request and sole discretion of Yorkville, such Pre-Paid Advances will be correspondingly reduced upon the issuance of our Common Stock to Yorkville at a Purchase Price equal to (a) $1.00 in respect of the initial Pre-Paid Advance, and (b) with respect to each subsequent Pre-Paid Advance the lower of (i) 100% of the volume weighted average prices (“VWAP”) of the Company’s common stock on the trading day immediately preceding the closing of such Pre-Paid Advance or (ii) 92.0% of the average of the two lowest daily VWAP of the shares during the seven trading days immediately prior to each Pre-Paid Advance, subject to a floor price of $0.1851 per share (“Floor Price”). The issuance of the shares of Common Stock under the PPA is subject to certain limitations, including that the aggregate number of shares of Common Stock issued pursuant to the PPA cannot exceed 19.9% of the Company's outstanding shares of Common Stock as of April 11, 2023 (“Exchange Cap”). Additionally, Yorkville may not request issuances of Common Stock with respect to the initial Pre-Paid Advance in excess of $7.5 million in any consecutive 30-day period. Further Yorkville may not request the issuance of Common Stock if such issuance would result in Yorkville (and its affiliates) beneficially owning more than 4.99% of the outstanding shares of the Company. Interest accrues on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 0% subject to an increase to 15% upon events of default described in the PPA. Each Pre-Paid Advance has a maturity date of 12 months from the Pre-Paid Advance Date.

The PPA provides that in respect of any Pre-Paid Advance, if the VWAP of shares of Common Stock is less than the Floor Price for at least five trading days during a period of seven consecutive trading days or the Company has issued substantially all of the shares of Common Stock available under the Exchange Cap, then the Company is required to make monthly cash payments of amounts outstanding under any Pre-Paid Advance beginning on the third trading day after the triggering date and continuing on the same day of each successive calendar month until the entire amount of such Pre-Paid Advance balance has been paid or until the payment obligation ceases. Pursuant to the PPA, the monthly payment obligation ceases if the Exchange Cap no longer applies or the VWAP is greater than 120% of the Floor Price for a period of five consecutive trading days, unless a subsequent triggering date occurs.

The Company, at its option, has the right, but not the obligation, to repay early in cash a portion or all amounts outstanding under any Pre-Paid Advance, provided that the VWAP of the Common Stock is less than the Fixed Price during a period of ten consecutive trading days immediately prior to the date on which the Company delivers a notice to Yorkville of its intent and such notice is delivered at least 10 trading days prior to the date on which the Company will make such payment (“Optional Prepayment”). If elected, the Optional Prepayment includes a 6% payment premium (“Payment Premium”). If any Pre-Paid Advances are outstanding and any event of default has occurred, the full amount outstanding under the Pre-Paid Advances plus the Payment Premium, together with interest and other amounts owed in respect thereof, will become, at Yorkville’s election, immediately due and payable in cash.

On April 11, 2023, the Company received an aggregate of $15.0 million on account of the initial Pre-Paid Advance in accordance with the PPA. The net proceeds of $13.5 million received by the Company from Yorkville reflect a 10% discount of $1.5 million in accordance with the PPA. Additionally, in connection with the PPA, the Company incurred $0.9 million in placement and legal fees, which the Company classifies as debt issuance costs. The discount and the debt issuance costs are reported as a direct deduction from the face amount of the PPA and are amortized monthly based on the effective interest rate method. The amortization of the discount and debt issuance costs are reported as interest expense in the condensed consolidated statements of operations.

Since the receipt of the initial Pre-Paid Advance, 8.0 million shares of Common Stock have been issued to Yorkville, reducing the principal of initial Pre-Paid Advance by $3.8 million. Additionally, on June 22, 2023, the Company made an Optional Prepayment of $3.7 million in accordance with the PPA, consisting of $3.5 million of principal and $0.2 million attributed to the Payment Premium. As of June 30, 2023, the net carrying amount of the PPA is $6.7 million and is presented in current portion of long-term debt within the condensed consolidated balance sheet as of June 30, 2023. The net carrying amount of $6.7 million is composed of $7.7 million in principal and $(1.0) million in discount and debt issuance costs.

Interest expense incurred under the PPA for the three and six months ended June 30, 2023 totaled $1.7 million, which was the result of the amortization and reductions due to conversions and repayments. The effective interest rate for the PPA for the three and six months ended June 30, 2023 was 19.4%.

As of June 30, 2023, there were 121.7 million of additional shares of Common Stock issuable under the Exchange Cap.

Convertible notes payable. We assumed $5.4 million principal of convertible notes payable of Clinigence outstanding at the merger date. The convertible notes payable were fully converted into 3,474,430 shares of common stock at a conversion price of $1.55 per share before their maturity on July 31, 2022. Debt discount totaling $1.7 million was accreted over four months to the maturity date of the convertible notes payable.

Note 9 – Leases

We have entered into hospital property, office and equipment rental agreements with various lessors including related parties. The following tables disclose information about our leases of property and equipment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Operating lease cost	$938,502	$862,642	$1,887,017	$1,555,311

Finance lease cost:
Amortization of right-of-use assets	$2,547,035	$3,539,969	$5,031,310	$4,467,633
Interest on lease liabilities	2,826,321	3,770,058	5,514,841	4,750,677
Total finance lease cost	$5,373,356	$7,310,027	$10,546,151	$9,218,310

Note 10 – Commitments and Contingencies

Litigation. From time to time, the Company, its consolidated subsidiaries or VIEs may be named in various claims and legal actions in the normal course of business. Based upon counsel and management’s opinion, the outcome of such matters is not expected to have a material adverse effect on the consolidated financial statements.

Note 11 – Stock-based Compensation

In 2022, the Company adopted the Amended and Restated Nutex Health Inc. 2022 Equity Incentive Plan (the “2022 Plan”). The maximum aggregate number of shares that may be issued under the 2022 Plan is 5,000,000 shares, subject to increases on January 1st of each calendar year through January 1, 2027 of up to 5% annually at the discretion of the compensation committee of our Board of Directors. A total of 1,248,072 shares of common stock, par value $0.001 per share (“Common Stock”) of the Company were available for issuance under the 2022 Plan at June 30, 2023. On June 29, 2023, the stockholders of the Company approved the Amended and Restated Nutex Health Inc. 2023 Equity Incentive

Plan (the “2023 Plan”) and an additional 8,751,928 new shares of Common Stock were made available for issuance under the 2023 Plan, which replaces the 2022 Plan. On June 30, 2023, a total of 10,000,000 shares of Common Stock were available for issuance under the 2023 Plan.

Awards granted under the 2023 Plan may be incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units or performance shares. The awards are granted at an exercise price equal to the fair market value on the date of grant.

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

Options. Clinigence had 6,500,010 options for the purchase of our common stock outstanding as of the merger date, all of which were fully vested and exercisable. The following table summarizes stock-based awards activity:

			Weighted Average
	Options	Weighted Average	Remaining Contractual
	Outstanding	Exercise Price	Life (Years)

Options outstanding at April 1, 2022 merger date	6,500,010	$2.30	6.62
Options exercised	(312,019)	2.08
Options cancelled	—	—
Options outstanding at June 30, 2022	6,187,991	$2.30	6.17

Options outstanding at December 31, 2022	5,147,770	$2.30	7.60
Options exercised	—	—
Options cancelled	—	—
Options outstanding at June 30, 2023	5,147,770	$2.30	7.10

Options outstanding as of June 30, 2023 consisted of:

Expiration	Number	Number	Exercise
Date	Outstanding	Exercisable	Price

March 15, 2025	157,196	157,196	$4.47
January 27, 2027	180,000	180,000	1.50
May 11, 2027	350,000	350,000	1.50
June 6, 2027	3,600	3,600	36.25
August 16, 2027	25,000	25,000	2.51
January 28, 2028	180,000	180,000	1.61
January 27, 2030	296,865	296,865	1.50
February 28, 2030	95,794	95,794	1.25
June 30, 2030	117,056	117,056	1.45
August 4, 2029	40,480	40,480	5.56
January 28, 2031	1,000,000	1,000,000	1.61
February 28, 2031	200,000	200,000	2.00
September 9, 2031	1,934,779	1,934,779	2.75
September 9, 2031	410,000	410,000	2.75
December 17, 2031	157,000	157,000	3.50
Total	5,147,770	5,147,770

Restricted Stock Units. On April 1, 2023, the Company issued 604,158 Restricted Stock Units (“RSUs”), valued at $0.6 million to certain employees. Total of 214,719 RSU Common Shares vested on April 1, 2023, another 194,719 common shares will vest on March 1, 2024 and another 194,719 common shares will vest on March 1, 2025.

For grants of restricted stock units, we recognize compensation expense over the applicable vesting period equal to the fair value of our common stock at grant date. Grants of restricted stock units generally vest one third per year on each of the first three anniversaries of the grant date. The following table summarizes the changes in restricted stock units during the six months ended June 30, 2023.

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share

Non-vested awards, January 1, 2023	—	—
Granted	604	$1.01
Vested	(215)	1.01
Non-vested awards, June 30, 2023	389	$1.01

As of June 30, 2023, we estimate $0.4 million of unrecognized compensation cost related to restricted stock units issued to our employees to be recognized over the weighted-average vesting period of 1.3 years.

Employee Stock Purchase Plan. In May 2023, the Board of Directors adopted the 2023 Employee Stock Purchase Plan (“2023 ESPP”), which was subsequently approved by the Company’s stockholders and became effective in June 2023. The 2023 ESPP authorizes the initial issuance of up to 5,000,000 shares of the Company’s common stock to eligible employees, who are entitled to purchase shares of common stock equal to 85% of the closing price on the purchase date with accumulated payroll deductions. During the three and six months ended June 30, 2023, the Company did not issue any shares under the ESPP.

Note 12 – Equity

We are authorized to issue up to a total of 950,000,000 shares of common stock having a par value of $0.001 per share. Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders and to receive ratably in proportion to the shares of common stock held by them any dividends declared from time to time by the board of directors. Our common stock has no preferences or rights of conversion, exchange, pre-exemption or other subscription rights.

Common Stock Issued. Following is a discussion of common stock issuances during the periods presented. See Note 8 – Debt for issuances that were registered on the Company’s registration statement on Form S-3 under the Securities Act of 1933. All issuances referenced below were unregistered and were exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(a)(2).

●	At the time of the Merger, Clinigence had 50,961,109 common shares outstanding. These amounts are shown as issued by us in the presentation of consolidated financial statements as the accounting acquiror.
●	In March 2023, we issued 1,000,000 common shares to Apollo Medical Holdings, Inc. for IPA managerial services. We recognized $1.9 million of stock-based compensation expense for this issuance. This expense should have been recognized on December 31, 2022. However, we consider this expense not material for revision and thus, it is presented as an out-of-period adjustment in the 2023 financial statements.

Warrants. Previous optionholders of Clinigence had 12,401,240 common stock warrants outstanding as of the merger date. Warrant activity follows:

			Weighted Average
	Warrants	Weighted Average	Remaining Contractual
	Outstanding	Exercise Price	Life (years)

Warrants outstanding at April 1, 2022 merger date	12,401,240	$2.04	4.65
Warrants exercised	(2,187,225)	2.27
Warrants outstanding at June 30, 2022	10,214,015	$2.04	4.60

Warrants outstanding at December 31, 2022	11,033,015	$1.96	3.80
Warrants exercised	(1,456,453)	1.55
Warrants expired	(3,000)	25.00
Warrants outstanding at June 30, 2023	9,573,562	$2.02	3.26

In the first quarter of 2023, 702,285 shares of common stock were issued in satisfaction of cashless exercises of warrants to purchase of 806,453 shares of common stock. In the second quarter of 2023, 566,042 shares of common stock were issued in satisfaction of cashless exercises of warrants to purchase 650,000 shares of common stock. Warrants outstanding as of June 30, 2023 consisted of:

Expiration	Number	Number	Exercise
Date	Outstanding	Exercisable	Price

December 31, 2024	554,873	554,873	$6.67
October 31, 2025	16,250	16,250	1.25
October 31, 2025	1,566,451	1,566,451	1.55
February 26, 2026	288,235	288,235	4.00
July 31, 2026	2,532,900	2,532,900	1.55
May 31, 2027	4,614,853	4,614,853	1.75
Total	9,573,562	9,573,562

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

At the time of the merger, Clinigence had a full valuation allowance against its deferred tax assets. During the three months ended June 30, 2022, we recorded a non-cash benefit of $2.4 million to income tax expense to remove the acquired valuation allowance after we concluded that the associated deferred tax assets would be realizable. Each of the discrete items above are one-time, non-cash items.

Our effective tax rate for the three and six months ended June 30, 2023 was 16.1% and 13.4%, respectively. Excluding the discrete items above, our effective rate tax rate for the three months ended June 30, 2022 was 25.2%.

Note 14 – Earnings per Share

The following is the computation of earnings (loss) per basic and diluted share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Amounts attributable to Nutex Health Inc.:
Numerator-
Net income (loss) attributable to common stockholders	$(3,479,047)	$(19,284,846)	$(8,626,326)	$2,245,456

Denominator:
Weighted average shares used to compute basic EPS	656,563,166	646,370,173	653,755,031	619,728,949
Dilutive effect of convertible note	-	-	-	851,611
Dilutive effect of common stock options	-	-	-	2,285,171
Dilutive effect of common stock warrants	-	-	-	4,127,086
Weighted average shares used to compute diluted EPS	656,563,166	646,370,173	653,755,031	626,992,817

Earnings (loss) per share:
Basic	$(0.01)	$(0.03)	$(0.01)	$0.00
Diluted	$(0.01)	$(0.03)	$(0.01)	$0.00

The computation of diluted earnings per common share excludes the 5,147,770 common stock options and 9,573,562 warrants for the three and six months ended June 30, 2023. The dilutive effect of convertible debt was calculated using the if-converted method, whereas the dilutive effect of the assumed exercise of outstanding options and warrants was calculated using the treasury stock method.

Note 15 - Supplemental Cash Flows Information

	Six Months Ended June 30,
	2023	2022
Cash paid for interest	$858,773	$5,705,603
Cash paid for income taxes	737,000	631,400
Non-cash investing and financing activities:
Financed capital expenditures	4,111,435	-
Acquisition of finance leases	18,798,667	9,937,104
Exercise of warrants on cashless basis	1,268	-
Issuance of restricted stock units	249,645	-
Issuance of common stock to Apollo Medical Holdings, Inc.	1,900,000	-
Deconsolidation of Real Estate Entity	4,258,133	-
Convertible debt converted to common stock	3,232,439	-

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

Reportable segment information, including intercompany transactions, is presented below:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue from external customers:
Hospital division	$51,611,803	$51,604,679	$100,899,967	$130,731,921
Population health management division	7,312,651	6,443,254	14,353,904	6,443,254
Total revenue	$58,924,454	$58,047,933	$115,253,871	$137,175,175

Segment operating income:
Hospital division	9,105,114	6,894,923	13,883,751	42,710,419
Population health management division	541,809	(257,002)	610,895	(257,002)
Total segment operating income	$9,646,923	$6,637,921	$14,494,646	$42,453,417

Capital expenditures:
Hospital division	3,069,919	1,364,694	7,446,902	3,730,053
Real estate division	-	6,665,209	-	12,891,673
Total capital expenditures	$3,069,919	$8,029,903	$7,446,902	$16,621,726

Revenue from inter-segment activities:
Real estate division	$258,015	$7,943,243	$516,030	$11,989,212

Depreciation and amortization:
Hospital division	3,715,868	2,703,655	7,279,890	5,096,326
Population health management division	411,614	387,984	799,661	387,984
Real estate division	41,678	40,846	83,356	45,036
Total depreciation and amortization	$4,169,160	$3,132,485	$8,162,907	$5,529,346

Note 17 – Related Party Transactions

Related party transactions included the following:

●	The Physician LLCs employ the doctors who work in our hospitals. We have no direct ownership interest in these entities but they are owned and, in some instances, controlled by related parties including our CEO, Dr. Thomas Vo. The Physician LLCs are consolidated by the Company as VIEs because they do not have significant equity at risk, and we have historically provided support to them in the event of cash shortages and received the benefit of their cash surpluses.

In connection with the merger with Clinigence, we forgave certain amounts due from Physician LLCs for past advances made by us in support of their operations. We recognized net expense of $1.5 million in the three months ended March 31, 2022 as other expense in the consolidated statements of operations.

The Physician LLCs had outstanding obligations to their member owners, who are also Company stockholders, totaling $3.9 million at June 30, 2023 and $2.1 million at December 31, 2022 reported within accounts payable – related party in our consolidated balance sheets.

●	Most of our hospital division facilities are leased from real estate entities which are owned by related parties. These leases are typically on a triple net basis where our hospital division is responsible for all operating costs, repairs and taxes on the facilities. Our obligations under these leases are presented in Note 9. During the three and six months ended June 30, 2023, we made cash payments for these lease obligations totaling $3.7 million and $7.2 million, respectively. Cash payments for these lease obligations made in the three and six months ended June 30, 2022 totaled $3.3 million and $6.2 million, respectively.

●	We consolidate Real Estate Entities as VIEs when they do not have sufficient equity at risk and our hospital entities are guarantors or co-borrowers under their outstanding mortgage loans. The consolidated Real Estate Entities have mortgage loans payable to third parties which are collateralized by the land and buildings. We have no direct ownership interest in these entities but they are owned and, in some instances, controlled by related parties including our CEO. We deconsolidated 17 Real Estate Entities in the second quarter of 2022 and one Real Estate Entity in the first quarter of 2023. At June 30, 2023, two Real Estate Entities continue to be consolidated in our financial statements.

In connection with the merger with Clinigence, we forgave certain amounts due from Real Estate Entities for past advances made by us. We recognized net expense totaling $0 and $0.6 million in the three and six months ended June 30, 2022 respectively, as other expense in the consolidated statements of operations. No such expense was recognized subsequently.

●	Accounts receivable – related party included $1.3 million at June 30, 2023 and at December 31, 2022 due from noncontrolling interest owners of consolidated ER Entities.

●	Micro Hospital Holding LLC, an affiliate controlled by our CEO, made advances to one of our hospital facilities, SE Texas ER. These advances totaled $1.4 million at June 30, 2023 and at December 31, 2022 and are reported as accounts payable – related party in our consolidated balance sheets. The advances have no stated maturity and bear no interest.

●	Accounts payable – related party in our consolidated balance sheets included $0.1 million at June 30, 2023 and at December 31, 2022 for reimbursement of expenses incurred on our behalf.

●	We provide managerial services to emergency centers owned and, in some instances, controlled by related parties including an entity controlled by our CEO. We recognized $0.2 million and $0.3 million of managerial fees within the hospital division in the three and six months ended June 30, 2023 for these services. In the three and six months ended June 30, 2022, we recognized $0.2 million and $0.6 million, respectively, of revenue for these services.

●	Two of our ER Entities are obligated under managerial services agreements with related parties commencing in 2022. Payments under these agreements totaled $0.1 million and $0.4 million for the three and six months ended June 30, 2023 and $1.2 million and $1.6 million for the three and six months ended June 30, 2022.

Note 18 – Variable Interest Entities

The following tables provide the balance sheet amounts for consolidated VIEs:

	June 30, 2023
	Real Estate	Physician	AHISP
	Entities	LLCs	IPA

Current assets	$2,099,795	$5,895,682	$8,667,617
Property and equipment, net	12,516,634	3,668	7,542
Other long-term assets	19,621,578	-	135,049

Total assets	$34,238,007	$5,899,350	$8,810,208

Current liabilities	718,227	3,132,356	8,782,088
Long-term liabilities	13,571,515	-	28,120

Total liabilities	14,289,742	3,132,356	8,810,208

Equity	19,948,265	2,766,994	-

Total liabilities and equity	$34,238,007	$5,899,350	$8,810,208

	December 31, 2022
	Real Estate	Physician	AHISP
	Entities	LLCs	IPA

Current assets	$3,466,811	$6,915,710	$6,641,448
Property and equipment, net	16,726,986	3,668	-
Long-term assets	19,647,148	-	498,990

Total assets	$39,840,945	$6,919,378	$7,140,438

Current liabilities	2,326,335	4,831,617	7,109,758
Long-term liabilities	15,019,633	-	30,680

Total liabilities	17,345,968	4,831,617	7,140,438

Equity	22,494,977	2,087,761	-

Total liabilities and equity	$39,840,945	$6,919,378	$7,140,438

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

Real Estate Entities are consolidated by the Company as VIEs because they do not have sufficient equity at risk and our hospital entities are guarantors of their outstanding mortgage loans. We have been working with the third-party lenders to remove our guarantees of their outstanding mortgage loans. As these guarantees are released, the associated Real Estate Entity no longer qualifies as a VIE and is deconsolidated. We deconsolidated 17 Real Estate Entities in the second quarter of 2022 and one Real Estate Entity in the first quarter of 2023. There was no gain or loss on the deconsolidation of these entities. As of June 30, 2023, two Real Estate Entities continue to be consolidated in our financial statements.

At the date we deconsolidated these Real Estate Entities in the second quarter of 2022, they had $2.4 million of cash, $9.8 million of fixed assets (principally land and building), $0.5 million of other assets, $69.6 million of liabilities (principally mortgage indebtedness) and $31.4 million of equity reported as noncontrolling interests.

The Real Estate Entity we deconsolidated in the first quarter of 2023 had $1.0 million of cash, $8.4 million of fixed assets (principally land and building), $0.2 million of other assets, $5.4 million of liabilities (principally mortgage indebtedness) and $4.3 million of equity reported as noncontrolling interests as of the date of deconsolidation.

Note 19 - Subsequent Events

The Company has evaluated subsequent events through the filing of this report and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

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

Overview

Nutex Health Inc. is a physician-led, healthcare services and operations company with 20 hospital facilities in eight states (hospital division), and a primary care-centric, risk-bearing population health management division. Our hospital division implements and operates different innovative health care models, including micro-hospitals, specialty hospitals and hospital outpatient departments (“HOPDs”). The population health management division owns and operates provider networks such as independent physician associations (“IPAs”) and offers a cloud-based proprietary technology platform to IPAs which aggregates clinical and claims data across multiple settings, information systems and sources to create a holistic view of patients and providers.

We employ approximately 800 full time employees and partner with over 900 physicians. Our corporate headquarters is based in Houston, Texas. We were incorporated on April 13, 2000 in the state of Delaware.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Insurance	93%	92%	93%	92%
Self pay	4%	8%	4%	8%
Workers compensation	2%	0%	2%	0%
Medicare/Medicaid	1%	0%	1%	0%
Total	100%	100%	100%	100%

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

Our growth plans. We plan to expand our operations by entering new market areas either through development of new hospitals, formation of new IPAs or by making acquisitions. In 2023, we have opened healthcare facilities in Fort Smith (Arkansas), Alhambra (California), Albuquerque (New Mexico), and Mandeville (Louisiana).

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

HHS Final Rule. As required by the NSA, the United States Department of Health and Human Services (“HHS”) has established an IDR process under which a certified IDR entity determines the ultimate amount of payment. The HHS’ final rule became effective October 25, 2022. The final rule eliminated the rebuttable presumption that the qualified payment amount is the correct price and also abandoned the requirement that the certified IDR entity must select the offer closest to the qualifying payment amount. These key provisions were initially part of the interim rule issued in 2021 and were challenged by several court cases. Under the final rule, the certified IDR entity must instead select the offer that best reflects the value of the item or service provided, by first considering the QPA and then considering

“additional information” that is relevant to the dispute. The Texas Medical Association on November 30, 2022 filed an additional lawsuit challenging how insurers are establishing the QPA under the final rules, alleging that the final rules allow insurers to include what is referred to in the healthcare industry as “ghost rates,” which are rates included in contracts with providers who do not actually provide the specified service and as a result are lower than rates a provider would have incentive to meaningfully negotiate, thus artificially lowering the QPA. According to the Texas Medical Association, this practice stands in violation of the congressional definition of the QPA as the median of the contracted rates recognized by the plan or insurer for the same or similar item or service that is provided by a provider in the same or similar specialty in the same geographic region. As of the date hereof, the U.S. District Court in the Eastern District of Texas has not yet issued a ruling.

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

After being suspended for services rendered after October 25, 2022, IDR entities on March 17, 2023 were instructed to resume payments. However, on August 4, 2023, the HHS and CMS again temporarily suspended the federal IDR process, including the ability to initiate new disputes, until the HHS and CMS can provide new instructions in response to the summary judgement granted by the U.S. District Court for the Eastern District of Texas on August 3, 2023 in favor of the Texas Medical Association vacating the HHS’ December 2022 decision to increase, without notice, the administrative fee required to initiate IDR arbitration from $50 to $350. We do not expect that this IDR suspension will materially impact the reimbursement amounts we receive due to the generally low percentage of arbitrations we initiate. We do however anticipate that this additional favorable court ruling will further enhance the fairness of the reimbursement process under the NSA.

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

Recent Developments

NASDAQ Letter. On May 22, 2023, the Company received a letter (the “Nasdaq Staff Deficiency Letter”) from The Nasdaq Stock Market LLC (“Nasdaq”) indicating that, for the prior thirty (30) consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on The Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), the Company has been provided an initial period of 180 calendar days, or until November 20, 2023, to regain compliance. The letter states that the Nasdaq staff will provide written notification that the Company has achieved compliance with Rule 5550(a)(2) if at any time before November 20, 2023 (the “Compliance Period”), the bid price of the Company’s common stock closes at $1.00 per share or more for a minimum of ten (10) consecutive business days. The Nasdaq Staff Deficiency Letter has no immediate effect on the listing or trading of the Company’s common stock.

The Company intends to continue actively monitoring the bid price for its shares of common stock between now and the expiration of the Compliance Period and will consider all available options to resolve the deficiency with every intention to regain compliance with the Minimum Bid Price Requirement.

If the Company does not regain compliance with Rule 5550(a)(2) by November 20, 2023, the Company may be eligible for an additional 180 calendar day compliance period. To qualify, the Company would be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the bid price requirement, and would need to provide written notice of its intention to cure the deficiency during the second compliance period, for example, by effecting a reverse stock split, if necessary. However, if it appears to the Nasdaq staff that the Company will not be able to cure the deficiency, or if the Company is otherwise not eligible, Nasdaq would notify the Company that its securities would be subject to delisting. In the event of such a notification, the Company may appeal the Nasdaq staff’s determination to delist its securities. There can be no assurance that the Company will be eligible for the additional 180 calendar day compliance period, if applicable, or that the Nasdaq staff would grant the Company’s request for continued listing subsequent to any delisting notification.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue:
Hospital division	$51,611,803	$51,604,679	$100,899,967	$130,731,921
Population health management division	7,312,651	6,443,254	14,353,904	6,443,254
Total revenue	58,924,454	58,047,933	115,253,871	137,175,175
Segment operating income:
Hospital division	9,105,114	6,894,923	13,883,751	42,710,419
Population health management division	541,809	(257,002)	610,895	(257,002)
Total segment operating income	9,646,923	6,637,921	14,494,646	42,453,417
Corporate and other costs:
Facilities closing costs	-	-	217,266	-
Acquisition costs	-	3,885,666	-	3,885,666
Stock-based compensation expense	249,645	54,166	2,149,645	54,166
General and administrative expenses	9,759,816	4,076,566	16,935,360	10,653,089
Total corporate and other costs	10,009,461	8,016,398	19,302,271	14,592,921
Interest expense	4,843,048	4,369,609	7,983,137	6,225,583
Other expense	(123,528)	(1,403,222)	123,927	977,323
Income (loss) before taxes	(5,082,058)	(4,344,864)	(12,914,689)	20,657,590
Income tax expense (benefit)	(815,612)	19,653,286	(1,726,271)	19,829,609

Net income (loss)	(4,266,446)	(23,998,150)	(11,188,418)	827,981
Less: net loss attributable to noncontrolling interests	(787,399)	(4,713,304)	(2,562,092)	(1,417,475)
Net income (loss) attributable to Nutex Health Inc.	$(3,479,047)	$(19,284,846)	$(8,626,326)	$2,245,456

Adjusted EBITDA	$3,994,539	$10,114,140	$6,432,393	$34,248,338

Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

We reported a net loss attributable to Nutex Health Inc. of $3.5 million, or a loss of $0.01 per share, for the three months ended June 30, 2023 as compared with net loss attributable to Nutex Health Inc. of $19.3 million, or $0.03 per diluted share, for same period of 2022. Our 2023 results were principally affected by:

●	Lower patient visits, decreasing by 3.0% during the three months ended June 30, 2023 as compared with the same period of 2022 due mostly to seasonality and the closure of three facilities in the quarter; and
●	Start-up costs of $1.2 million for the opening of four new opened and/or in-development hospital facilities in 2023 to date.

Adjusted EBITDA for the three months ended June 30, 2023 was $4.0 million as compared to $10.1 million for the comparable period of 2022. Refer to Non-GAAP Financial Measures discussed below for a definition and reconciliation of Adjusted EBITDA. The items affecting revenue and start-up costs contributed significantly to the decline in Adjusted EBITDA in the 2023 period.

A discussion of our segment results is included below.

Hospital Division. Our revenue for the three months ended June 30, 2023 totaled $51.6 million as compared to $51.6 million for the same period of 2022.

The following table shows the number of patient visits during the periods:

	Three Months Ended June 30,
	2023	2022
Patient visits:
Hospital	32,183	33,175

Total patient visits decreased 3.0% during the three months ended June 30, 2023 as compared with the same period of 2022 primarily due closure of three hospital facilities in the first quarter of 2023.

The hospital division’s operating income was $9.1 million during the three months ended June 30, 2023, up compared with income of $6.9 million in the same period of 2022, an increase of 34%. Our operating income for the second quarter of 2023 was positively affected by a reduction in operating costs. We renegotiated contract personnel agreements to better align with our operations. In addition, we have made significant progress with the IDR process for both the NSA (Federal) as well as the Texas Department of Insurance. We have made a significant investment in the revenue cycle team to address this IDR process. In the three months ending June 30, 2023, revenue per patient for the period is trending favorably compared to the same period in 2022.

Of the three hospitals that we opened in 2023, only one facility had significant volume to report in the three months ending June 30, 2023. As the other two facilities opened in late June 2023, there was no meaningful patient volume during this period.

Population Health Management Division. We completed our reverse business combination with Clinigence in April 2022. Clinigence's operations are reported as the population health management division. Our total revenue for the three months ended June 30, 2023 was $7.3 million as compared with $6.4 million for the same period of 2022. The increase was due to higher capitation revenue earned.

The population health management division had $0.5 million of operating income for the three months ended

June 30, 2023. In the same period of 2022, we incurred a loss of $0.3 million. Strategically, we are focused on the growth of this division principally through the addition of new independent physician associations and have staffed our organization to manage larger numbers of such organizations.

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

At June 30, 2023, two Real Estate Entities continue to be consolidated in our financial statements. We expect that hospitals we open in the future may be leased from new Real Estate Entities which may be owned in whole or part by related parties. Third-party lenders to these entities may require that we provide a guarantee or become co-borrowers under mortgage indebtedness financings for such facilities. In such instances, we may be required to consolidate these new Real Estate Entities in our financial statements as VIEs.

Corporate and other costs. Corporate and other costs in the three months ended June 30, 2023 totaled $10.0 million as compared to $8.0 million for the same period of 2022. General and administrative costs include our executive management, accounting, human resources, corporate technology, insurance and professional fees. We have incurred higher levels of professional fees as a public company. We recognized $0.2 million of stock-based compensation expense related to the issuance of RSUs.

Nonoperating items

Interest expense. Interest expense totaled $4.8 million in the three months ended June 30, 2023 as compared with $4.4 million for the same period of 2022. The increase in interest expense for the 2023 period is principally due to discount amortization expense associated with the Pre-paid Advance Agreement.

Income tax expense. Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items is recognized in the period these occur.

Our effective tax rate for the three months ended June 30, 2023, excluding the non-deductible goodwill impairment expense, was approximately 16.1%. The primary difference from the federal statutory rate of 21% is related to state taxes, income of noncontrolling interests in flow-through entities and permanent differences for non-deductible expenses.

Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

We reported a net loss attributable to Nutex Health Inc. of $8.6 million, or a loss of $0.01 per share, for the six months ended June 30, 2023 as compared with net income attributable to Nutex Health Inc. of $2.2 million, or $0.00 per diluted share, for same period of 2022. Our 2023 results were principally affected by:

●	A reduction in net revenue from lower patient visits, which decreased by 30.0% during the six months ended June 30, 2023 as compared with the same period of 2022 due mostly to increased COVID-19 visits in January 2022;
●	Issuance in March 2023 of 1,000,000 common shares for total expense of $1.9 million to Apollo Medical Holdings, Inc. for IPA managerial services; and
●	Start-up costs of $1.7 million for the opening of four new opened and/or in-development hospital facilities in 2023 to date.

Adjusted EBITDA for the six months ended June 30, 2023 was $6.4 million as compared to $34.2 million for the comparable period of 2022. Refer to Non-GAAP Financial Measures discussed below for a definition and reconciliation of Adjusted EBITDA. The items affecting revenue contributed significantly to the decline in Adjusted EBITDA in the 2023 period.

A discussion of our segment results is included below.

Hospital Division. Our revenue for the six months ended June 30, 2023 ended totaled $100.9 million as compared to $130.7 million for the same period of 2022, a decrease of 23% caused by a reduction in both collection amounts and the number of patient visits.

The following table shows the number of patient visits during the periods:

	Six Months Ended June 30,
	2023	2022
Patient visits:
Hospital	65,244	84,931

Total patient visits decreased 30.0% during the six months ended June 30, 2023 as compared with the same period of 2022. Patient visits in the 2022 period included significant volumes of COVID-19 related cases.

The hospital division’s operating income was $13.9 million during the six months ended June 30, 2023, down as compared with income of $42.7 million in the same period of 2022, a decrease of 67%. Our operating income for the first six months of 2023 was adversely affected by the reduction in net revenue and start-up costs for new opened and in-development facilities discussed above. Additionally, we have made professional staffing additions in line with our operations. We have incurred $1.4 million in 2023 for locations opening in the future. In addition, we have made significant progress with the IDR process for both the NSA (Federal) as well as the Texas Department of Insurance. We have made a significant investment in the revenue cycle team to address this IDR process. In the six months ending June 30, 2023, revenue per patient for the period is trending favorably compared to the same period in 2022.

Of the three hospitals that we opened in 2023, only one facility had significant volume to report in the six months ending June 30, 2023. As the other two facilities opened in late June 2023, there was no meaningful patient volume during this period.

Population Health Management Division. We completed our reverse business combination with Clinigence in April 2022. Clinigence’s operations are reported as the population health management division. Our total revenue for the six months ended June 30, 2023 was $14.4 million consisting of capitation revenue of $12.3 million, management fees of $1.5 million and SaaS revenue of $0.6 million. Capitation revenue is recognized by our consolidated VIE, AHISP. We do not have an equity interest in this VIE but consolidate it since we are the primary beneficiary of its operations under our management services contract with them. We also earn management fees under our management services contracts with other IPAs and MSOs which are reported as revenue.

The population health management division had $0.6 million of operating income for the six months ended June 30, 2023. Strategically, we are focused on the growth of this division principally through the addition of new independent physician associations and have staffed our organization to manage larger numbers of such organizations.

Real Estate Division. This division reports the operations of consolidated Real Estate Entities where we provide guarantees of their indebtedness or are co-borrowers. During the first six months of 2023, we deconsolidated one Real Estate Entities after the third-party lenders released our guarantees of associated mortgage loans.

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

At June 30, 2023, two Real Estate Entities continue to be consolidated in our financial statements. We expect that hospitals we open in the future may be leased from new Real Estate Entities which may be owned in whole or part by related parties. Third-party lenders to these entities may require that we provide a guarantee or become co-borrowers under mortgage indebtedness financings for such facilities. In such instances, we may be required to consolidate these new Real Estate Entities in our financial statements as VIEs.

Corporate and other costs. Corporate and other costs in the six months ended June 30, 2023 included general and administrative expenses totaling $19.3 million. General and administrative costs include our executive management, accounting, human resources, corporate technology, insurance and professional fees. We have incurred higher levels of professional fees as a public company. During the six months ended June 30, 2023, we incurred closing costs of $0.2 million due to the closure of three facilities in January 2023. In addition, we have made staffing and management additions commensurate with our operational growth. We recognized $1.9 million of stock-based compensation expense for the issuance in March 2023 of 1,000,000 common shares to Apollo Medical Holdings, Inc. for IPA managerial services, and $0.2 million for the April 2023 issuance of RSUs. The $1.9 million of stock-based compensation expense should have been recognized on December 31, 2022. However, we consider this expense not material for revision and thus, it is presented as an out-of-period adjustment in the 2023 financial statements.

Nonoperating items

Interest expense. Interest expense totaled $8.0 million in the six months ended June 30, 2023 as compared with $6.2 million for the same period of 2022. The increase in interest expense for the 2023 period is principally due to discount amortization expense associated with the Pre-paid Advance Agreement.

Income tax expense. Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items is recognized in the period these occur.

Our effective tax rate for the six months ended June 30, 2023, excluding the non-deductible goodwill impairment expense, was approximately 13.4%. The primary difference from the federal statutory rate of 21% is related to state taxes, income of noncontrolling interests in flow-through entities and permanent differences for non-deductible expenses.

Liquidity and Capital Resources

As of June 30, 2023, we had $32.8 million of cash and equivalents, compared to $34.3 million of cash and equivalents at December 31, 2022.

Significant sources and uses of cash during the first six months of 2023.

Sources of cash:

●	Cash from operating activities was $1.1 million, which included $2.6 million from the primary components of our working capital (receivables, inventories, accounts payable and expenses).
●	We received net proceeds of $9.8 million from borrowings under notes payable and lines of credit.

Uses of cash:

●	Capital expenditures were $7.4 million.
●	Distributions, net of contributions, to noncontrolling interests totaling $2.0 million.
●	Cash associated with the deconsolidated Real Estate Entity totaled $1.0 million.

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

We routinely enter into equipment lease agreements to procure new or replacement equipment and may also finance these purchases with term debt. We have smaller lines of credits available for working capital purposes and are presently working to supplement or replace these with larger financing commitments. These larger financing commitments are subject to market conditions and we may not be able to obtain such larger financing commitments at favorable economic terms or at all. We also believe that our existing cash, cash equivalents, and marketable securities, and available borrowing capacity, in addition to the remaining net proceeds under the Pre-Paid Advance received from Yorkville, will be sufficient to meet our anticipated cash needs requirements for operations and growth objectives for at least the next twelve months. If the assumptions underlying our business plan regarding future revenue and expenses change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities.

Indebtedness. The Company’s indebtedness at June 30, 2023 is presented in Item I, “Financial Statements – Note 8 – Debt” and our lease obligations are presented in Item I, “Financial Statements—Note 9 – Leases.”

Off-Balance Sheet Arrangements

As of June 30, 2023, we had no material off-balance sheet arrangements.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Reconciliation of net income (loss) attributable to Nutex Health Inc. to Adjusted EBITDA:
Net income (loss) attributable to Nutex Health Inc.	$(3,479,047)	$(19,284,846)	$(8,626,326)	$2,245,456
Depreciation and amortization	4,169,160	3,132,485	8,162,907	5,529,346
Interest expense, net	4,843,048	4,369,609	7,983,137	6,225,583
Income tax expense (benefit)	(815,612)	19,653,286	(1,726,271)	19,829,609
Allocation to noncontrolling interests	(972,655)	(1,696,226)	(1,727,965)	(3,521,488)
EBITDA	3,744,894	6,174,308	4,065,482	30,308,506
Facilities closing costs	-	-	217,266	-
Acquisition costs	-	3,885,666	-	3,885,666
Stock-based compensation expense	249,645	54,166	2,149,645	54,166
Adjusted EBITDA	$3,994,539	$10,114,140	$6,432,393	$34,248,338

Significant Accounting Policies

The preparation of financial statements and related disclosures in accordance with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2022 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The Company’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2022. Since December 31, 2022, there have been no material changes in the Company’s accounting policies that are impacted by judgments, assumptions and estimates, except for the following:

Convertible debt. The Company accounts for convertible debt that does not meet the criteria for equity treatment in accordance with the guidance contained in Accounting Standards Update (“ASU”) 2020-06, Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. Accordingly, the Company elected to classify the convertible debt as a liability at amortized cost using the effective interest method. The

Company classifies convertible debt based on the re-payment terms and conditions. Any discounts on the convertible debt and costs incurred upon issuance of the convertible debt are amortized to interest expense over the terms of the related convertible debt. Convertible debt is also analyzed for the existence of embedded derivatives, which may require bifurcation from the convertible debt and separate accounting treatment. Refer to Note 8 for information regarding convertible debt.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

With respect to the three months and six months ended June 30, 2023, there have been no material changes in our primary market risk exposures or how those exposures are managed since the information disclosed in our 2022 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of June 30, 2023. Based on this evaluation, the Company concluded that our disclosure controls and procedures were not effective as of June 30, 2023 due to the material weakness previously identified as described below.

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

Remediation Plans. These material weaknesses did not result in material misstatement of the Company’s consolidated financial statements for the periods presented. The Company has started the process of designing and implementing effective internal control measures to remediate the material weakness. The Company’s efforts include the implementation of a new enterprise-wide system in the first quarter of 2023 that will reduce reliance on manual processes and spreadsheets supporting the financial statements. Additionally, the Company has engaged a firm to assist in the proper design, implementation and testing of internal controls over financial reporting. We expect to add key senior management positions including a Chief Operating Officer as well in the near term. We have also made some additions to our accounting and financial reporting teams in 2023.

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

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings.

From time to time, the Company, its consolidated subsidiaries or VIEs may be named in various claims and legal actions in the normal course of business. The Company is not involved in any legal proceedings that it believes would have a material effect on its business or financial condition.

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Form 10-K for the year ended December 31, 2022 and our Form 10-Q for the three months ended March 31, 2023, and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. In addition, you should carefully consider the risks described below.

We may not be able to maintain compliance with the continued listing requirements of The Nasdaq Global Market.

Our common stock is listed on the Nasdaq Capital Market (“Nasdaq”). In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share. On May 22, 2023, the Company received a letter from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). As reported on the Company’s current report on Form 8-K dated May 22, 2023, the Company has an initial period of 180 calendar days, or until November 20, 2023, to regain compliance. If we fail to regain compliance or fail to continue to meet all applicable continued listing requirements for Nasdaq in the future and Nasdaq determines to delist our common stock, the delisting could adversely affect the market liquidity of our common stock, our ability to obtain financing to repay debt and fund our operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities; use of proceeds from registered securities.

Common Stock Issued. In the second quarter of 2023, 566,042 shares of common stock were issued in satisfaction of cashless exercises of warrants to purchase of 650,000 shares of common stock. The Company issued common stock warrants to accredited investors in private placements exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

During the second quarter of 2023, the Company issued 8,035,737 shares of common stock to Yorkville, reducing the principal amount outstanding under the initial Pre-Paid Advance.

Item 3. Defaults upon Senior Securities.

Not Applicable

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information.

Trading Arrangements

During the fiscal quarter ended June 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

Item 6.   Exhibits

Exhibit No.	Description
3.1	Second Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to the Registrant’s Form 8-K filed on July 5, 2023 (File N0. 001-41346).
10.1	Amended and Restated Nutex Health Inc. 2023 Equity Incentive Plan (incorporated by reference to Appendix A to the Registrant’s Final Proxy Statement filed on May 19, 2023 (File No. 001-41346).
10.2	Nutex Health Inc. 2023 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.2 filed with the Registrant’s Current Report on Form 8-K (File No. 001-41346), as filed July 5, 2023).
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 9, 2023.

Nutex Health Inc.

By:	/s/ Thomas T. Vo
Thomas T. Vo
Chief Executive Officer and Chairman of the Board (principal executive officer)

By:	/s/ Jon C. Bates
Jon C. Bates
Chief Financial Officer (principal financial officer and principal accounting officer)