Form 10-Q
period 2023-09-30
Nutex Health, Inc.
filed 2023-11-09
CIK 1479681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

or

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

As of November 6, 2023, the registrant had 670,781,595 shares of common stock outstanding.

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

Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under, but not limited to, the heading “Item 1A. Risk Factors” included in this Quarterly Report, the Quarterly Report on the Form 10-Q for the quarter ended June 30, 2023, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, and in the Annual Report of Nutex Health Inc. on Form 10-K for the year ended December 31, 2022 and other filings of the Company with the United States Securities and Exchange Commission. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change, and significant risks and uncertainties that could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$26,826,733	$34,255,264
Accounts receivable	53,209,834	57,777,386
Accounts receivable - related parties	1,487,591	538,183
Inventories	2,682,716	3,533,285
Prepaid expenses and other current assets	5,645,296	1,869,806
Total current assets	89,852,170	97,973,924
Property and equipment, net	85,496,612	82,094,352
Operating right-of-use assets	16,712,230	20,466,632
Finance right-of-use assets	247,593,480	192,591,624
Intangible assets, net	21,624,132	21,191,390
Goodwill, net	17,935,036	17,010,637
Other assets	419,882	423,426

Total assets	$479,633,542	$431,751,985

Liabilities and Equity
Current liabilities:
Accounts payable	$17,599,047	$23,614,387
Accounts payable - related parties	6,144,188	3,915,661
Lines of credit	3,371,676	2,623,479
Current portion of long-term debt	19,644,656	12,546,097
Operating lease liabilities, current portion	1,562,385	1,703,014
Finance lease liabilities, current portion	4,171,489	4,219,518
Accrued expenses and other current liabilities	14,773,273	6,240,813
Total current liabilities	67,266,714	54,862,969
Long-term debt, net	19,303,829	23,051,152
Operating lease liabilities, net	15,874,261	19,438,497
Finance lease liabilities, net	263,791,711	203,619,756
Deferred tax liabilities	8,492,294	10,452,211
Total liabilities	374,728,809	311,424,585

Commitments and contingencies

Equity:
Common stock, $0.001 par value; 950,000,000 shares authorized; 670,711,741 and 650,223,840 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	670,712	650,224
Additional paid-in capital	466,711,720	458,498,402
Accumulated deficit	(377,454,642)	(363,285,925)
Nutex Health Inc. equity	89,927,790	95,862,701
Noncontrolling interests	14,976,943	24,464,699
Total equity	104,904,733	120,327,400

Total liabilities and equity	$479,633,542	$431,751,985

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Hospital division	$54,585,263	$21,244,305	$155,485,230	$151,976,226
Population health management division	8,137,709	7,150,753	22,491,613	13,594,007
Total revenue	62,722,972	28,395,058	177,976,843	165,570,233

Operating costs and expenses:
Payroll and benefits	28,873,144	29,048,207	79,570,519	79,014,608
Contract services	9,035,650	8,557,373	27,972,854	26,536,452
Medical supplies	3,460,130	2,486,083	10,748,214	9,327,114
Depreciation and amortization	4,745,941	4,330,167	12,908,848	9,859,513
Other	9,541,894	7,686,132	25,215,549	22,092,033
Total operating costs and expenses	55,656,759	52,107,962	156,415,984	146,829,720

Gross profit (loss)	7,066,213	(23,712,904)	21,560,859	18,740,513

Corporate and other costs:
Facilities closing costs	-	-	217,266	-
Acquisition costs	43,464	-	43,464	3,885,666
Stock-based compensation expense	49,167	81,249	2,198,812	135,415
Impairment of goodwill	-	398,135,038	-	398,135,038
General and administrative expenses	7,794,808	6,751,548	24,730,168	17,404,637
Total corporate and other costs	7,887,439	404,967,835	27,189,710	419,560,756

Operating loss	(821,226)	(428,680,739)	(5,628,851)	(400,820,243)

Interest expense, net	4,098,179	3,402,606	12,081,316	9,628,189
Other expense (income)	(53,206)	(630,450)	70,721	346,873
Loss before taxes	(4,866,199)	(431,452,895)	(17,780,888)	(410,795,305)

Income tax expense (benefit)	(342,259)	(8,543,880)	(2,068,530)	11,285,729

Net loss	(4,523,940)	(422,909,015)	(15,712,358)	(422,081,034)

Less: net income (loss) attributable to noncontrolling interests	1,018,451	(10,722,749)	(1,543,641)	(12,052,765)

Net loss attributable to Nutex Health Inc.	$(5,542,391)	$(412,186,266)	$(14,168,717)	$(410,028,269)

Loss per common share:
Basic	$(0.01)	$(0.62)	$(0.02)	$(0.65)
Diluted	$(0.01)	$(0.62)	$(0.02)	$(0.65)

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Retained Earnings	Noncontrolling	Total
	Shares	Amount	Capital	(Accumulated Deficit)	Interests	Equity

Balance at January 1, 2022	592,791,712	$592,792	$11,742,891	$102,315,623	$76,929,704	$191,581,010
Contributions	—	—	—	—	3,869,201	3,869,201
Distributions	—	—	—	(27,114,936)	(5,738,045)	(32,852,981)
Net income	—	—	—	21,442,843	3,383,288	24,826,131
Balance at March 31, 2022	592,791,712	592,792	11,742,891	96,643,530	78,444,148	187,423,361
Reverse acquisition with Clinigence	50,961,109	50,961	436,449,305	—	194,747	436,695,013
Notes payable converted to common stock	2,622,819	2,623	4,062,749	—	—	4,065,372
Common stock issued for exercise of warrants	2,147,252	2,147	4,116,994	—	—	4,119,141
Common stock issued for exercise of options	312,019	312	644,662	—	—	644,974
Stock-based compensation	83,547	83	54,083	—	—	54,166
Deconsolidation of Real Estate Entities	—	—	—	(6,466,946)	(32,336,946)	(38,803,892)
Contributions	—	—	—	—	861,916	861,916
Distributions	—	—	—	(7,341,202)	(7,637,993)	(14,979,195)
Net loss	—	—	—	(19,284,846)	(4,713,304)	(23,998,150)
Balance at June 30, 2022	648,918,458	648,918	457,070,684	63,550,536	34,812,568	556,082,706
Notes payable converted to common stock	851,611	852	1,319,148	—	—	1,320,000
Stock-based compensation	—	—	81,249	—	—	81,249
Contributions	—	—	—	—	94,260	94,260
Distributions	—	—	—	—	(2,141,198)	(2,141,198)
Net loss	—	—	—	(412,186,266)	(10,722,749)	(422,909,015)
Balance at September 30, 2022	649,770,069	$649,770	$458,471,081	$(348,635,730)	$22,042,881	$132,528,002

(Continued)

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Retained Earnings	Noncontrolling	Total
	Shares	Amount	Capital	(Accumulated Deficit)	Interests	Equity

Balance at January 1, 2023	650,223,840	$650,224	$458,498,402	$(363,285,925)	$24,464,699	$120,327,400
Deconsolidation of Real Estate Entity	—	—	—	—	(4,258,133)	(4,258,133)
Common stock issued for exercise of warrants	702,285	702	(702)	—	—	—
Common stock issued to Apollo Medical Holdings, Inc.	1,000,000	1,000	1,899,000	—	—	1,900,000
Contributions	—	—	—	—	28,000	28,000
Distributions	—	—	—	—	(1,537,141)	(1,537,141)
Net loss	—	—	—	(5,147,279)	(1,774,693)	(6,921,972)
Balance at March 31, 2023	651,926,125	651,926	460,396,700	(368,433,204)	16,922,732	109,538,154
Common stock issued for exercise of warrants	566,042	566	(566)	—	—	—
Debt conversion to common stock	8,035,737	8,035	3,224,404	—	—	3,232,439
Stock-based compensation	214,720	215	249,430	—	—	249,645
Contributions	—	—	—	—	621,550	621,550
Distributions	—	—	—	—	(1,149,163)	(1,149,163)
Net loss	—	—	—	(3,479,047)	(787,399)	(4,266,446)
Balance at June 30, 2023	660,742,624	660,742	463,869,968	(371,912,251)	15,607,720	108,226,179
Debt conversion to common stock	7,427,606	7,428	1,911,643	—	—	1,919,071
Stock-based compensation	—	—	49,167	—	—	49,167
Common stock issued for acquisition	2,541,511	2,542	747,458	—	—	750,000
Warrants issued with convertible debt	—	—	133,484	—	—	133,484
Distributions	—	—	—	—	(1,649,228)	(1,649,228)
Net loss	—	—	—	(5,542,391)	1,018,451	(4,523,940)
Balance at September 30, 2023	670,711,741	$670,712	$466,711,720	$(377,454,642)	$14,976,943	$104,904,733

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net loss	$(15,712,358)	$(422,081,034)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	12,908,848	9,859,513
Impairment of goodwill	-	398,135,038
Stock-based compensation expense	2,198,812	135,415
Deferred tax expense (benefit)	(2,068,530)	3,375,106
Debt accretion expense	1,251,867	1,719,572
Loss on lease termination	58,210	-
Non-cash lease expense	89,338	18,775
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	4,444,706	52,921,095
Accounts receivable - related party	(949,408)	1,846,887
Inventories	850,569	(399,198)
Prepaid expenses and other current assets	(3,771,946)	(5,658,746)
Accounts payable	(6,015,250)	4,147,170
Accounts payable - related party	2,228,527	(630,490)
Accrued expenses and other current liabilities	7,519,285	2,712,011
Net cash from operating activities	3,032,670	46,101,114

Cash flows from investing activities:
Acquisitions of property and equipment	(10,322,487)	(22,512,464)
Payments for acquisitions of businesses, net of cash acquired	(743,837)	-
Acquired cash in reverse acquisition with Clinigence	-	12,716,228
Cash related to deconsolidation of Real Estate Entities	(1,039,157)	(2,421,212)
Net cash from investing activities	(12,105,481)	(12,217,448)

Cash flows from financing activities:
Proceeds from lines of credit	2,340,911	2,592,714
Proceeds from notes payable	16,952,905	10,126,130
Proceeds from convertible debt	891,000	-
Repayments of lines of credit	(1,592,714)	(72,055)
Repayments of notes payable	(10,557,758)	(4,720,737)
Repayments of finance leases	(2,704,082)	(923,321)
Common stock issued for exercise of warrants	-	4,119,141
Common stock issued for exercise of options	-	644,974
Members' contributions	649,550	4,825,377
Members' distributions	(4,335,532)	(49,973,374)
Net cash from financing activities	1,644,280	(33,381,151)
Net change in cash and cash equivalents	(7,428,531)	502,515
Cash and cash equivalents - beginning of the period	34,255,264	36,118,284
Cash and cash equivalents - end of the period	$26,826,733	$36,620,799

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Organization and Operations

Nutex Health Inc. (“Nutex Health” or the “Company”), is a physician-led, healthcare services and operations company with 22 hospital facilities in eight states (hospital division), and a primary care-centric, risk-bearing population health management division. Our hospital division implements and operates different innovative health care models, including micro-hospitals, specialty hospitals and hospital outpatient departments (“HOPDs”). The population health management division owns and operates provider networks such as independent physician associations (“IPAs”) and offers a cloud-based proprietary technology platform to IPAs which aggregates clinical and claims data across multiple settings, information systems and sources to create a holistic view of patients and providers.

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

Convertible debt. The Company accounts for convertible debt that does not meet the criteria for equity treatment as a liability reported at its amortized cost. The Company classifies convertible debt based on the repayment terms and conditions. Any original issue discounts and costs incurred upon issuance of the convertible debt are amortized to interest expense over the debt term. Convertible debt is also analyzed for the existence of embedded derivatives, which may require bifurcation from the convertible debt and separate accounting treatment.

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

Revision of Prior Period Financial Statements. As previously reported in our Annual Report on Form 10-K for the year ended December 31, 2022, we corrected the reported amount of goodwill related to our Merger with Clinigence. We evaluated these matters in accordance with SAB No. 99, Materiality, and SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements, and determined that their related impact was not material to our financial statements for any prior annual or interim period. We will correct previously reported financial information for these immaterial matters in our future filings, as applicable. A summary of the revisions to our prior period financial statements is presented below:

	Nine months ended September 30, 2022
	As		As
	Reported	Revisions	Revised
Revised statements of operations
Net income (loss)	$(432,412,571)	$10,331,537	$(422,081,034)
Less: net income (loss) attributable to noncontrolling interests	(12,052,765)	-	(12,052,765)
Net income (loss) attributable to Nutex Health Inc.	$(420,359,806)	$10,331,537	$(410,028,269)

	Three months ended September 30, 2022
	As		As
	Reported	Revisions	Revised
Revised statements of operations
Net income (loss)	$(433,240,552)	$10,331,537	$(422,909,015)
Less: net income (loss) attributable to noncontrolling interests	(10,722,749)	-	(10,722,749)
Net income (loss) attributable to Nutex Health Inc.	$(422,517,803)	$10,331,537	$(412,186,266)

Revised statements of changes in equity
Balance at June 30, 2022
Common stock	$649,770	$-	$649,770
Additional paid-in capital	468,802,618	10,331,537	458,471,081
Retained earnings	(358,967,267)	(10,331,537)	(348,635,730)
Noncontrolling interest	22,042,881	-	22,042,881
Total at September 30, 2022	$132,528,002	$-	$132,528,002

Reclassifications. Financial statements presented for prior periods include reclassifications that were made to conform to the current year presentation.

Recent accounting pronouncements. There are no new accounting pronouncements that are expected to have a material impact on the condensed consolidated financial statements.

Note 3 – Business Combinations

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

The supplemental pro forma financial information reflects pro forma adjustments to present the combined pro forma results of operations as if the acquisition had occurred on January 1, 2022, to give effect to certain events that management believes to be directly attributable to the acquisition. These pro forma adjustments primarily include an increase to depreciation and amortization expense that would have been recognized due to acquired tangible and intangible assets.

The supplemental pro forma financial information is as follows:

Nine Months Ended September 30,
2022

Revenue	$171,779,408
Net loss attributable to Nutex Health Inc.	(434,709,956)
Basic earnings per share	(0.69)
Diluted earnings per share	(0.69)

The pro forma income above includes $14.2 million of one-time stock-based compensation expense related to the merger transaction. Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented and is not intended to be a projection of future results.

2023 Acquisitions

On August 1, 2023, the Company acquired two Florida based IPAs for $0.8 million in cash, $0.8 million in Company shares and contingent consideration of up to $0.4 million in cash and $0.5 million in Company shares if the acquired IPAs meet Medicare Lives thresholds in 2024 and 2025. Additionally, we will pay earn-out consideration if certain financial targets are achieved by year end December 31, 2023. Substantially all of the total purchase consideration was allocated to goodwill and identified intangible assets. The acquired IPAs are reported within our Population Health Management division. Management considers this acquisition to be immaterial.

Note 4 – Revenue

We disaggregate revenue from contracts with customers into types of services or products, consistent with our reportable segments, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Hospital Division:
Net patient service revenue	$54,759,158	$20,840,305	$154,593,033	$150,866,044
Management fees	(173,895)	404,000	892,197	1,110,182
Total Hospital Division revenue	54,585,263	21,244,305	155,485,230	151,976,226

Population Health Management Division:
Capitation revenue, net	7,234,927	4,888,094	19,503,063	10,038,436
Management fees	670,107	1,701,719	2,143,260	2,704,519
SaaS revenue	232,675	560,940	845,290	851,052
Total Population Health Management Division revenue	8,137,709	7,150,753	22,491,613	13,594,007
Total revenue	$62,722,972	$28,395,058	$177,976,843	$165,570,233

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

The following tables present the allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Insurance	92%	91%	93%	94%
Self pay	5%	7%	4%	5%
Workers compensation	2%	1%	2%	1%
Medicare/Medicaid	1%	1%	1%	0%
Total	100%	100%	100%	100%

Contract balances. Cash payments for SaaS-based subscriptions received in advance of the satisfaction of our performance obligations are reported as deferred revenue and subsequently recognized as revenue over the period in which the performance obligations are satisfied. The Company completes its contractual performance obligations through providing its customers access to specified data through subscriptions for a service period, and training on consulting associated with the subscriptions. We primarily invoice our customers on a monthly basis and do not provide any refunds, rights of return, or warranties. Deferred revenue is presented as current liabilities and totaled $0.1 million as of September 30, 2023 and December 31, 2022. We expect to recognize revenue for these amounts within the next twelve months.

Note 5 - Property and Equipment

The principal categories of property and equipment, net are summarized as follows:

	Useful	September 30,	December 31,
	Life (years)	2023	2022

Buildings and improvements	39	$8,968,439	$8,521,996
Land	-	4,401,888	3,721,576
Leasehold improvements	10-39	28,855,241	28,855,239
Construction in progress	-	16,356,304	19,389,329
Medical equipment	10	34,163,757	28,744,664
Office furniture and equipment	7	3,333,445	2,860,680
Computer hardware and software	5	4,204,638	1,713,434
Vehicles	5	135,590	135,590
Signage	10	1,429,628	1,163,722
Total cost		101,848,930	95,106,230
Less: accumulated depreciation		(16,352,318)	(13,011,878)
Total property and equipment, net		$85,496,612	$82,094,352

We deconsolidated 17 Real Estate Entities in the second quarter of 2022 and one Real Estate Entity in the first quarter of 2023. Refer to Note 18.

Assets placed into service from construction in progress was $3.2 million at September 30, 2023.

Depreciation and amortization of property and equipment for the three months ended September 30, 2023 and 2022 totaled $1.6 million and $1.4 million, respectively, and for the nine months ended September 30, 2023 and 2022 totaled $4.0 million and $2.1 million, respectively.

Note 6 – Intangible Assets and Goodwill

Intangible Assets. The following tables provide detail of the Company’s intangible assets:

	Gross	Accumulated	Net Carrying	Weighted Average
September 30, 2023	Carrying Amount	Amortization	Amount	Useful Life (in years)
Amortizing intangible assets:
Member relationships	$18,491,000	$1,689,899	$16,801,101	15
Management contracts	2,021,000	189,469	1,831,531	16
Customer contracts	914,000	91,400	822,600	15
Trademarks	1,425,000	225,049	1,199,951	7-12
PHP technology	409,000	122,700	286,300	5
Indefinite life intangible - license	682,649	-	682,649	-
Total	$23,942,649	$2,318,517	$21,624,132

December 31, 2022
Amortizing intangible assets:
Member relationships	$16,899,000	$844,950	$16,054,050	15
Management contracts	2,021,000	94,734	1,926,266	16
Customer contracts	914,000	45,700	868,300	15
Trademarks	1,425,000	112,525	1,312,475	7-12
PHP technology	409,000	61,350	347,650	5
Indefinite life intangible - license	682,649	-	682,649	-
Total	$22,350,649	$1,159,259	$21,191,390

Amortization of intangible assets for the three months ended September 30, 2023 and 2022 totaled $0.4 million each, and for the nine months ended September 30, 2023 and 2022 totaled $1.2 million and $0.4 million, respectively.

Goodwill. At September 30, 2023 and December 31, 2022, Goodwill totaled $17.9 million and $17.0 million, respectively.

Note 7 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2023	2022

Accrued wages and benefits	$7,754,090	$4,235,167
Accrued other	7,019,183	2,005,646
Total accrued expenses and other current liabilities	$14,773,273	$6,240,813

Note 8 – Debt

The Company’s outstanding debt is shown in the following table:

	Maturity	Interest	September 30,	December 31,
	Dates	Rates	2023	2022

Term loans secured by all assets	01/2024 - 12/2028	4.15 - 7.71%	$8,555,677	$11,341,934
Term loans secured by property and equipment	01/2024 - 10/2028	3.59 - 9.75%	11,216,145	9,299,197
Line of credit secured by all assets	01/2024 - 11/2025	4.00 - 8.00%	3,371,676	2,623,479
Term loans of consolidated Real Estate Entities	10/2023 - 03/2037	2.84 - 5.75%	13,371,325	15,068,920
Unsecured convertible term notes	10/2025	8.00 - 10.00%	990,000	—
Pre-paid advance (convertible debt)	03/2024	0.00%	5,661,124	—
Total			43,165,947	38,333,530
Less: unamortized issuance costs and discount			845,786	112,802
Less: short-term lines of credit			3,371,676	2,623,479
Less: current portion of long-term debt			19,644,656	12,546,097
Total long-term debt			$19,303,829	$23,051,152

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

Certain outstanding debt arrangements require minimum debt service coverage ratios and other financial covenants. At September 30, 2023, we were not in compliance with the debt service coverage ratio for one term loan with an outstanding balance of $1.0 million. This balance has been included in current liabilities. At September 30, 2023, we had remaining availability of $1.4 million under outstanding lines of credit.

Pre-Paid Advance Agreement (convertible debt). On April 11, 2023, the Company entered into a Pre-Paid Advance Agreement (the “PPA”) with YA II PN, Ltd. (“Yorkville”) pursuant to which the Company may request advances of up to $25.0 million each from Yorkville (or such greater amount that parties may mutually agree) (each, a “Pre-Paid Advance”) for a total of up to $100 million, which will be purchased by Yorkville at 90% of the face amount. The initial Pre-Paid Advance requested was $25 million, $15 million of which was paid on April 11, 2023, with the remaining $10 million to be paid upon mutual agreement of the parties. During the period ending June 30, 2023, the parties mutually agreed not to fund the remaining $10 million of the initial request. Future Pre-Paid Advances, if any, will range from $5 million to $25 million depending on stock price and volume conditions being met, with an aggregate limitation on Pre-Paid Advances of $100.0 million over an 18-months period. At the request and sole discretion of Yorkville, such Pre-Paid Advances will be correspondingly reduced upon the issuance of our Common Stock to Yorkville at a Purchase Price equal to (a) $1.00 in respect of the initial Pre-Paid Advance, and (b) with respect to each subsequent Pre-Paid Advance the lower of (i) 100% of the volume weighted average prices (“VWAP”) of the Company’s common stock on the trading day immediately preceding the closing of such Pre-Paid Advance or (ii) 92.0% of the average of the two lowest daily VWAP of the shares during the seven trading days immediately prior to each Pre-Paid Advance, subject to a floor price of $0.1851 per share (“Floor Price”). The issuance of the shares of Common Stock under the PPA is subject to certain limitations, including that the aggregate number of shares of Common Stock issued pursuant to the PPA cannot exceed 19.9% of the Company's outstanding shares of Common Stock as of April 11, 2023 (“Exchange Cap”). Additionally, Yorkville may not request issuances of Common Stock with respect to the initial Pre-Paid Advance in excess of $7.5 million in any consecutive 30-day period. Further Yorkville may not request the issuance of Common Stock if such issuance would result in Yorkville (and its affiliates) beneficially owning more than 4.99% of the outstanding shares of the Company. Interest accrues on the outstanding balance of any Pre-Paid Advance at an annual rate equal to 0% subject to an increase to 15% upon events of default described in the PPA. Each Pre-Paid Advance has a maturity date of 12 months from the Pre-Paid Advance Date.

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

On April 11, 2023, the Company requested a $15.0 million initial Pre-Paid Advance in accordance with the PPA. The net proceeds of $13.5 million received by the Company from Yorkville reflect a 10% discount of $1.5 million in accordance with the PPA. Additionally, in connection with the PPA, the Company incurred $0.9 million in placement and legal fees, which the Company classifies as debt issuance costs. The discount and the debt issuance costs are reported as a direct deduction from the face amount of the PPA and are amortized monthly based on the effective interest rate method. The amortization of the discount and debt issuance costs are reported as interest expense in the condensed consolidated statements of operations.

Since the receipt of the initial Pre-Paid Advance, 15.5 million shares of Common Stock have been issued to Yorkville, reducing the principal of initial Pre-Paid Advance by $5.9 million. Additionally, on June 22, 2023, the Company made an Optional Prepayment of $3.7 million in accordance with the PPA, consisting of $3.5 million of principal and $0.2 million attributed to the Payment Premium. As of September 30, 2023, the net carrying amount of the PPA is $5.1 million and is presented in current portion of long-term debt within the condensed consolidated balance sheet as of September 30, 2023. The net carrying amount of $5.1 million is composed of $5.6 million in principal and $(0.5) million in discount and debt issuance costs.

Interest expense incurred under the PPA for the three and nine months ended September 30, 2023 was $0.5 million and $2.2 million, respectively, which was the result of the amortization and reductions due to conversions and repayments. The effective interest rate for the PPA for the three and nine months ended September 30, 2023 was 19.4%.

As of September 30, 2023, there were 114.3 million of additional shares of Common Stock issuable under the Exchange Cap.

September 2023 Convertible Debt Issuance. On September 2023, the Company commenced a private offering (the “September 2023 Private Offering”) of up to $15.0 million pursuant to which the Company will issue investment units (the “Units”) at $50,000 per Unit to accredited investors (the “Unit Holder”) as defined in Rule 501 under the 1933 Act. Each Unit consists of (a) an interest-bearing unsecured convertible promissory note (the “Unsecured Convertible Term

Notes”) in the principal amount of $50,000 convertible into shares of common stock at a conversion price of $0.40 per share and (b) a six-year warrant (the “Warrants”) to purchase up to 62,500 shares of common stock at an exercise price of $0.40 per share. The Notes mature on October 31, 2025 and the Warrants expire on December 31, 2029.

The Unsecured Convertible Term Notes bear an annual interest rate of 8% if paid in cash or an annual interest rate of 10% if paid in the form of common stock. The payment of interest in the form of common stock is at the discretion of the Company. When paid in common stock, the number of shares is equal to the quotient of the total accrued interest due divided by the last reported sale price of the Company’s common stock on the last complete trading day of such quarter. The Unit Holders have the option, at any time, to convert all or any portion of the unpaid principal and interest outstanding in common stock at the conversion price of $0.40 per share. If the Company fails to pay the outstanding principal amount and all accrued interest within 30 days of the maturity date, the interest rate payable is adjusted to 12%.

The Company appointed Emerson Equity LLC (“Emerson”) as placement agent for the September 2023 Private Offering. Per the Placement Agent Agreement, the Company agrees to pay (i) a cash commission equal to 10% of the gross proceeds from the sale of Units and (ii) warrants to purchase a number of Common Stock equal to 20% of the total number of Units.

During the three months ended September 30, 2023, the Company received net cash proceeds of $0.9 million. The net cash proceeds after the placement agent fees were allocated between the convertible debt and warrants based on their relative fair values. The fair value of the warrants was determined using a Black-Scholes Option Pricing model. Key assumptions included a risk-free interest rate of 4.60%, historical volatility of 123.8% and expected term of the warrants of six years. A total of $0.1 million was recorded to equity for the warrants. The discount on the convertible debt totaled $0.3 million and will be amortized to interest expense over the period until maturity. The effective interest rate on the convertible debt is 25.08%.

Clinigence convertible notes payable. We assumed $5.4 million principal of convertible notes payable of Clinigence outstanding at the merger date. The convertible notes payable were fully converted into 3,474,430 shares of common stock at a conversion price of $1.55 per share before their maturity on July 31, 2022. Debt discount totaling $1.7 million was accreted over four months to the maturity date of the convertible notes payable.

Note 9 – Leases

We have entered into hospital property, office and equipment rental agreements with various lessors including related parties. The following tables disclose information about our leases of property and equipment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Operating lease cost	$789,877	$862,642	$2,676,894	$1,555,311

Finance lease cost:
Amortization of right-of-use assets	$2,858,223	$3,539,969	$7,889,533	$4,467,633
Interest on lease liabilities	3,203,802	3,770,058	8,718,643	4,750,677
Total finance lease cost	$6,062,025	$7,310,027	$16,608,176	$9,218,310

Note 10 – Commitments and Contingencies

Litigation. From time to time, the Company, its consolidated subsidiaries or VIEs may be named in various claims and legal actions in the normal course of business. Based upon counsel and management’s opinion, the outcome of such matters is not expected to have a material adverse effect on the consolidated financial statements.

Note 11 – Stock-based Compensation

In 2022, the Company adopted the Amended and Restated Nutex Health Inc. 2022 Equity Incentive Plan (the “2022 Plan”). The maximum aggregate number of shares that may be issued under the 2022 Plan is 5,000,000 shares, subject to increases on January 1st of each calendar year through January 1, 2027 of up to 5% annually at the discretion of the compensation committee of our Board of Directors. A total of 1,248,072 shares of common stock, par value $0.001 per share (“Common Stock”) of the Company were available for issuance under the 2022 Plan at September 30, 2023. On June 29, 2023, the stockholders of the Company approved the Amended and Restated Nutex Health Inc. 2023 Equity Incentive Plan (the “2023 Plan”) and an additional 8,751,928 new shares of Common Stock were made available for issuance under the 2023 Plan, which replaces the 2022 Plan. On September 30, 2023, a total of 10,000,000 shares of Common Stock were available for issuance under the 2023 Plan.

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

Options. Clinigence had 6,500,010 options for the purchase of our common stock outstanding as of the merger date, all of which were fully vested and exercisable. The following table summarizes stock-based awards activity:

			Weighted Average
	Options	Weighted Average	Remaining Contractual
	Outstanding	Exercise Price	Life (Years)

Options outstanding at April 1, 2022 merger date	6,500,010	$2.30	6.62
Options exercised	(312,019)	2.08
Options cancelled	—	—
Options outstanding at September 30, 2022	6,187,991	$2.30	6.17

Options outstanding at December 31, 2022	5,147,770	$2.30	7.60
Options exercised	—	—
Options cancelled	—	—
Options outstanding at September 30, 2023	5,147,770	$2.30	6.85

Options outstanding as of September 30, 2023 consisted of:

Expiration	Number	Number	Exercise
Date	Outstanding	Exercisable	Price

March 15, 2025	157,196	157,196	$4.47
January 27, 2027	180,000	180,000	1.50
May 11, 2027	350,000	350,000	1.50
June 6, 2027	3,600	3,600	36.25
August 16, 2027	25,000	25,000	2.51
January 28, 2028	180,000	180,000	1.61
January 27, 2030	296,865	296,865	1.50
February 28, 2030	95,794	95,794	1.25
June 30, 2030	117,056	117,056	1.45
August 4, 2029	40,480	40,480	5.56
January 28, 2031	1,000,000	1,000,000	1.61
February 28, 2031	200,000	200,000	2.00
September 9, 2031	1,934,779	1,934,779	2.75
September 9, 2031	410,000	410,000	2.75
December 17, 2031	157,000	157,000	3.50
Total	5,147,770	5,147,770

Restricted Stock Units. On April 1, 2023, the Company issued 604,158 Restricted Stock Units (“RSUs”), valued at $0.6 million to certain employees. Total of 214,719 RSU Common Shares vested on April 1, 2023, another 194,719 common shares will vest on March 1, 2024 and another 194,719 common shares will vest on March 1, 2025.

For grants of restricted stock units, we recognize compensation expense over the applicable vesting period equal to the fair value of our common stock at grant date. Grants of restricted stock units generally vest one third per year on each of the first three anniversaries of the grant date. The following table summarizes the changes in restricted stock units during the nine months ended September 30, 2023.

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share

Non-vested awards, January 1, 2023	—	—
Granted	604	$1.01
Vested	(215)	1.01
Non-vested awards, September 30, 2023	389	$1.01

As of September 30, 2023, we estimate $0.3 million of unrecognized compensation cost related to restricted stock units issued to our employees to be recognized over the weighted-average vesting period of 1.1 years.

Employee Stock Purchase Plan. In May 2023, the Board of Directors adopted the 2023 Employee Stock Purchase Plan (“2023 ESPP”), which was subsequently approved by the Company’s stockholders and became effective in June 2023. The 2023 ESPP authorizes the initial issuance of up to 5,000,000 shares of the Company’s common stock to eligible employees, who are entitled to purchase shares of common stock equal to 85% of the closing price on the purchase date with accumulated payroll deductions. During the three and nine months ended September 30, 2023, the Company did not issue any shares under the ESPP.

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

●	At the time of the Merger, Clinigence had 50,961,109 common shares outstanding. These amounts are shown as issued by us in the presentation of consolidated financial statements as the accounting acquiror.
●	In March 2023, we issued 1,000,000 common shares to Apollo Medical Holdings, Inc. for IPA managerial services. We recognized $1.9 million of stock-based compensation expense for this issuance. This expense should have been recognized on December 31, 2022. However, we consider this expense not material for revision and thus, it is presented as an out-of-period adjustment in the 2023 financial statements.
●	On August 1, 2023, we issued 2,541,511 shares of common stock in connection with the acquisition of two Florida IPAs. See Note 3 for discussion of 2023 Acquisitions.

Warrants. Clinigence had 12,401,240 common stock warrants outstanding as of the merger date. On September 30, 2023, as part of the September 2023 Private Offering, the Company issued warrants to Unit Holders to purchase 1,237,500 shares of Common Stock at a strike price of $0.40 for a period of six years. These warrants were outstanding but not yet exercised as of September 30, 2023. Warrant activity follows:

			Weighted Average
	Warrants	Weighted Average	Remaining Contractual
	Outstanding	Exercise Price	Life (years)

Warrants outstanding at April 1, 2022 merger date	12,401,240	$2.04	4.65
Warrants exercised	(2,187,225)	2.27
Warrants outstanding at September 30, 2022	10,214,015	$2.04	4.60

Warrants outstanding at December 31, 2022	11,033,015	$1.96	3.80
Warrants issued	1,237,500	0.40
Warrants exercised	(1,456,453)	1.55
Warrants expired	(3,000)	25.00
Warrants outstanding at September 30, 2023	10,811,062	$1.83	3.35

In the first quarter of 2023, 702,285 shares of common stock were issued in satisfaction of cashless exercises of warrants to purchase of 806,453 shares of common stock. In the second quarter of 2023, 566,042 shares of common stock were issued in satisfaction of cashless exercises of warrants to purchase 650,000 shares of common stock. Warrants outstanding as of September 30, 2023 consisted of:

Expiration	Number	Number	Exercise
Date	Outstanding	Exercisable	Price

December 31, 2024	554,873	554,873	$6.67
October 31, 2025	16,250	16,250	1.25
October 31, 2025	1,566,451	1,566,451	1.55
February 26, 2026	288,235	288,235	4.00
July 31, 2026	2,532,900	2,532,900	1.55
May 31, 2027	4,614,853	4,614,853	1.75
September 30, 2029	1,237,500	1,237,500	0.40
Total	10,811,062	10,811,062

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

Excluding the discrete items above and excluding the non-deductible goodwill impairment, our effective tax rate for the three and nine months ended September 30, 2022 was 25.3% and 26.2%, respectively. Our effective tax rate for the three and nine months ended September 30, 2023 was 7.0% and 11.6%, respectively. The primary difference from the federal statutory rate of 21% is related to state taxes, income of noncontrolling interests in flow-through entities and permanent differences for non-deductible expenses.

Note 14 – Earnings per Share

The following is the computation of earnings (loss) per basic and diluted share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Amounts attributable to Nutex Health Inc.:
Numerator:
Net income (loss) attributable to common stockholders	$(5,542,391)	$(412,186,266)	$(14,168,717)	$(410,028,269)

Denominator:
Weighted average shares used to compute basic EPS	665,055,603	649,577,082	657,590,265	629,787,661

Earnings (loss) per share:
Basic	$(0.01)	$(0.62)	$(0.02)	$(0.65)
Diluted	$(0.01)	$(0.62)	$(0.02)	$(0.65)

The computation of diluted earnings per common share excludes the 5,147,770 common stock options, 10,811,062 warrants, 389,439 restricted stock units and common stock issuable upon conversion of outstanding convertible debt for the three and nine months ended September 30, 2023. The dilutive effect of convertible debt was calculated using the if-converted method, whereas the dilutive effect of the assumed exercise of outstanding options and warrants was calculated using the treasury stock method.

Note 15 - Supplemental Cash Flows Information

	Nine Months Ended September 30,
	2023	2022
Cash paid for interest	$858,773	$3,402,606
Cash paid for income taxes	737,000	7,595,105
Non-cash investing and financing activities:
Financed capital expenditures	5,521,759	-
Acquisition of finance leases	18,798,667	23,603,817
Exercise of warrants on cashless basis	1,268	-
Issuance of restricted stock units	298,812	-
Issuance of common stock to Apollo Medical Holdings, Inc.	1,900,000	-
Deconsolidation of Real Estate Entity	4,258,133	-
Convertible debt converted to common stock	5,151,509	-
Warrants issued with convertible debt	175,710	-
Payment for acquisition in common stock	750,000	-

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

Reportable segment information, including intercompany transactions, is presented below:

	September 30,	December 31,
	2023	2022
Assets:
Hospital division	$343,902,711	$314,085,287
Population health management division	86,311,678	77,825,753
Real estate division	49,419,153	39,840,945
Total Assets	$479,633,542	$431,751,985

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue from external customers:
Hospital division	$54,585,263	$21,244,305	$155,485,230	$151,976,226
Population health management division	8,137,709	7,150,753	22,491,613	13,594,007
Total revenue	$62,722,972	$28,395,058	$177,976,843	$165,570,233

Segment operating income:
Hospital division	7,238,738	(23,742,606)	21,122,489	18,997,515
Population health management division	(172,525)	29,702	438,370	(257,002)
Total segment operating income	$7,066,213	$(23,712,904)	$21,560,859	$18,740,513

Capital expenditures:
Hospital division	2,875,585	-	10,322,487	3,730,053
Real estate division	-	5,890,738	-	18,782,411
Total capital expenditures	$2,875,585	$5,890,738	$10,322,487	$22,512,464

Revenue from inter-segment activities:
Real estate division	$13,192,549	$-	$13,708,579	$11,989,212

Depreciation and amortization:
Hospital division	4,238,498	3,748,431	11,518,388	8,844,757
Population health management division	401,566	431,986	1,201,227	819,970
Real estate division	105,877	149,750	189,233	194,786
Total depreciation and amortization	$4,745,941	$4,330,167	$12,908,848	$9,859,513

Note 17 – Related Party Transactions

Related party transactions included the following:

●	The Physician LLCs employ the doctors who work in our hospitals. We have no direct ownership interest in these entities but they are owned and, in some instances, controlled by related parties including our CEO, Dr. Thomas Vo. The Physician LLCs are consolidated by the Company as VIEs because they do not have significant equity at risk, and we have historically provided support to them in the event of cash shortages and received the benefit of their cash surpluses.

In connection with the merger with Clinigence, we forgave certain amounts due from Physician LLCs for past advances made by us in support of their operations. We recognized net expense of $1.5 million in the three months ended March 31, 2022 as other expense in the consolidated statements of operations. No such expense was recognized subsequently.

The Physician LLCs had outstanding obligations to their member owners, who are also Company stockholders, totaling $4.0 million at September 30, 2023 and $2.1 million at December 31, 2022 reported within accounts payable – related party in our consolidated balance sheets.

●	Most of our hospital division facilities are leased from real estate entities which are owned by related parties. These leases are typically on a triple net basis where our hospital division is responsible for all operating costs, repairs and taxes on the facilities. Our obligations under these leases are presented in Note 9. During the three and nine months ended September 30, 2023, we made cash payments for these lease obligations totaling $3.9 million and $11.1 million, respectively. Cash payments for these lease obligations made in the three and nine months ended September 30, 2022 totaled $3.7 million and $9.9 million, respectively.

●	We consolidate Real Estate Entities as VIEs when they do not have sufficient equity at risk and our hospital entities are guarantors or co-borrowers under their outstanding mortgage loans. The consolidated Real Estate Entities have mortgage loans payable to third parties which are collateralized by the land and buildings. We have no direct ownership interest in these entities but they are owned and, in some instances, controlled by related parties including our CEO. We deconsolidated 17 Real Estate Entities in the second quarter of 2022 and one Real Estate Entity in the first quarter of 2023. At September 30, 2023, two Real Estate Entities continue to be consolidated in our financial statements.

In connection with the merger with Clinigence, we forgave certain amounts due from Real Estate Entities for past advances made by us. We recognized net expense totaling $0.6 million in the three months ended March 31, 2022 as other expense in the consolidated statements of operations. No such expense was recognized subsequently.

●	Accounts receivable – related party included $1.5 million at September 30, 2023 and $0.5 million at December 31, 2022 due from noncontrolling interest owners of consolidated ER Entities.

●	Micro Hospital Holding LLC, an affiliate controlled by our CEO, made advances to one of our hospital facilities, SE Texas ER. These advances totaled $1.4 million at September 30, 2023 and at December 31, 2022 and are reported as accounts payable – related party in our consolidated balance sheets. The advances have no stated maturity and bear no interest.

●	Accounts payable – related party in our consolidated balance sheets included $0.7 million at September 30, 2023 and $0.1 million at December 31, 2022 for reimbursement of expenses incurred on our behalf.

●	We provide managerial services to emergency centers owned and, in some instances, controlled by related parties including an entity controlled by our CEO. We recognized $0.1 million and $0.5 million of managerial fees within the hospital division in the three and nine months ended September 30, 2023 for these services. In the three and nine months ended September 30, 2022, we recognized $0.4 million and $1.0 million, respectively, of revenue for these services.

●	Two of our ER Entities are obligated under managerial services agreements with related parties commencing in 2022. Payments under these agreements totaled $0.1 million and $0.5 million for the three and nine months ended September 30, 2023 and $0.1 million and $1.7 million for the three and nine months ended September 30, 2022.

Note 18 – Variable Interest Entities

The following tables provide the balance sheet amounts for consolidated VIEs:

	September 30, 2023
	Real Estate	Physician	AHISP
	Entities	LLCs	IPA

Current assets	$438,235	$6,111,810	$10,326,963
Property and equipment, net	-	3,668	91,546
Other long-term assets	46,730,762	-	29,653

Total assets	$47,168,997	$6,115,478	$10,448,162

Current liabilities	876,464	5,854,614	10,448,162
Long-term liabilities	13,324,617	-	-

Total liabilities	14,201,081	5,854,614	10,448,162

Equity	32,967,916	260,864	-

Total liabilities and equity	$47,168,997	$6,115,478	$10,448,162

	December 31, 2022
	Real Estate	Physician	AHISP
	Entities	LLCs	IPA

Current assets	$3,466,811	$6,915,710	$6,641,448
Property and equipment, net	16,726,986	3,668	-
Long-term assets	19,647,148	-	498,990

Total assets	$39,840,945	$6,919,378	$7,140,438

Current liabilities	2,326,335	4,831,617	7,109,758
Long-term liabilities	15,019,633	-	30,680

Total liabilities	17,345,968	4,831,617	7,140,438

Equity	22,494,977	2,087,761	-

Total liabilities and equity	$39,840,945	$6,919,378	$7,140,438

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

Real Estate Entities are consolidated by the Company as VIEs because they do not have sufficient equity at risk and our hospital entities are guarantors of their outstanding mortgage loans. We have been working with the third-party lenders to remove our guarantees of their outstanding mortgage loans. As these guarantees are released, the associated Real Estate Entity no longer qualifies as a VIE and is deconsolidated. We deconsolidated 17 Real Estate Entities in the second quarter of 2022 and one Real Estate Entity in the first quarter of 2023. There was no gain or loss on the deconsolidation of these entities. As of September 30, 2023, two Real Estate Entities continue to be consolidated in our financial statements.

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

Note 19 - Subsequent Events

The Company has evaluated subsequent events through the filing of this report and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements except the following:

Subsequent to the end of the period through the date of the report, in connection with the September 2023 Convertible Debt Issuance, the Company received additional net cash proceeds of $3.1 million.

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

Except where the context indicates otherwise, (i) references to “we,” “us,” “our,” or the “Company” refer, for periods prior to the completion of the Merger, to Nutex Health Holdco LLC and its subsidiaries, (ii) references the “Nutex Health” for periods following the completion of the Merger, refer to Nutex Health Inc. and its subsidiaries and (iii) references to “Clinigence” refer to Clinigence Holdings, Inc. and its subsidiaries prior to the completion of the Merger.

Overview

Nutex Health Inc. is a physician-led, healthcare services and operations company with 22 hospital facilities in eight states (hospital division), and a primary care-centric, risk-bearing population health management division. Our hospital division implements and operates different innovative health care models, including micro-hospitals, specialty hospitals and hospital outpatient departments (“HOPDs”). The population health management division owns and operates provider networks such as independent physician associations (“IPAs”) and offers a cloud-based proprietary technology platform to IPAs which aggregates clinical and claims data across multiple settings, information systems and sources to create a holistic view of patients and providers.

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

On August 1, 2023, the Company acquired two Florida based IPAs for $0.8 million in cash, $0.8 million in Company shares and contingent consideration of up to $0.4 million in cash and $0.5 million in Company shares if the acquired IPAs meet Medicare Lives thresholds in 2024 and 2025. Additionally, we will pay earn-out consideration if certain financial targets are achieved by year end December 31, 2023. Substantially all of the purchase consideration was allocated to goodwill and identified intangible assets. The acquired IPAs are reported within our Population Health Management division. Management considers this acquisition to be immaterial.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Insurance	92%	91%	93%	94%
Self pay	5%	7%	4%	5%
Workers compensation	2%	1%	2%	1%
Medicare/Medicaid	1%	1%	1%	0%
Total	100%	100%	100%	100%

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

Our growth plans. We plan to expand our operations by entering new market areas either through development of new hospitals, formation of new IPAs or by making acquisitions. In 2023, we have opened healthcare facilities in Fort Smith (Arkansas), Alhambra (California), Royce City (Texas), Albuquerque (New Mexico) and Mandeville (Louisiana).

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

Qualifying Payment Amount. The “qualifying payment amount” or “QPA” is generally “the median of the contracted rates recognized by the plan or issuer under such plans or coverage, respectively, on January 31, 2019, for the same or a similar item or service that is provided by a provider in the same or similar specialty and provided in the geographic region in which the items or service is furnished,” with annual increases based on the consumer price index. In other words, the qualifying payment amount is typically the median rate the insurer would have paid for the service if provided by an in-network provider or facility.

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

The Texas Medical Association on November 30, 2022 filed an additional lawsuit (“TMA III”) challenging how insurers are establishing the QPA under the final rules, alleging that the final rules allow insurers to include what is referred to in the healthcare industry as “ghost rates,” which are rates included in contracts with providers who do not actually provide the specified service and as a result are lower than rates a provider would have incentive to meaningfully negotiate, thus artificially lowering the QPA. According to the Texas Medical Association, this practice stands in violation of the congressional definition of the QPA as the median of the contracted rates recognized by the plan or insurer for the same or similar item or service that is provided by a provider in the same or similar specialty in the same geographic region.

On August 24, 2023, the U.S. District Court in the Eastern District of Texas in TMA III ruled to vacate several aspects of the regulations mandating the methodology for the QPA calculation. In particular, the court prohibited the inclusion of “ghost rates” as part of the QPA calculation and QPA calculations that are not based on the same or similar specialty. This is the 4th time the federal court has ruled in favor of the Texas Medical Association effective nationwide. In its FAQs dated October 6, 2023, the Department of Labor states that the Department of Justice intends to appeal the court’s ruling.

Since the NSA became effective January 1, 2022, our average payment by insurers of patient claims for emergency services has declined by approximately 26%. In our experience, insurers often initially pay amounts lower than the QPA without regard for other information relevant to the claim. This requires us to make more appeals using the IDR process. While we are working within the established processes for IDR, we have had varying successes at achieving collections higher than the established QPA.

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

After being suspended for services rendered after October 25, 2022, IDR entities on March 17, 2023 were instructed to resume payments. However, on August 4, 2023, the HHS and CMS again temporarily suspended the federal IDR process, including the ability to initiate new disputes, until the HHS and CMS can provide new instructions in response to the summary judgement granted by the U.S. District Court for the Eastern District of Texas on August 3, 2023 in

favor of the Texas Medical Association vacating the HHS’ December 2022 decision to increase, without notice, the administrative fee required to initiate IDR arbitration from $50 to $350. The IDR process resumed on September 5, 2023. We anticipate that this additional favorable court ruling will further enhance the fairness of the reimbursement process under the NSA.

On October 6, 2023, CMS announced new guidance in response to the August 2023 ruling in TMA III vacating several provisions of the existing NSA regulations. In the announcement, the Departments state that while they disagree with the court’s ruling, the QPA calculations must now be made in good faith in accordance with the NSA and applicable rules currently in effect, with no additional guidance provided by the Departments and a suspension of any enforcement until at least May 1, 2024, to give the insurers adequate time to comply with the TMA III court ruling. Our management team is actively working with legislatures, the Administration, and the Center for Consumer Information and Insurance Oversight (CCIIO) to request CMS to promptly issue specific guidance on health plan obligations to calculate QPAs in line with the federal district court ruling and issue additional instructions to certified IDR entities on how to evaluate QPAs that are based on an invalidated methodology.

On October 27, 2023, the Departments of HHS, Labor, and the Treasury, along with the Office of Personnel Management, released a proposed rule on the NSA’s Federal IDR process. The proposed rules would allow: better communication between health plans and providers, open negotiations through a centralized Federal IDR portal, improved IDR eligibility determinations and batching ability of claims. We do not know when and in what form these proposed rules will be implemented, however, we feel that this is a favorable step in the right direction to repair the faulty implementation of the NSA.

We are supportive of industry efforts seeking to amend the NSA final rule. Our experience, like that of many other healthcare providers, is that the final rule, as currently in effect, continues to unfairly favor insurers in the determination of the QPA we receive for our healthcare services. It is difficult to predict the outcome of efforts to challenge or amend the final rule. As well, there can be no assurance that third-party payors will not attempt to further reduce the rates they pay for our services or that additional rules issued under the NSA will not have adverse consequences to our business.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue:
Hospital division	$54,585,263	$21,244,305	$155,485,230	$151,976,226
Population health management division	8,137,709	7,150,753	22,491,613	13,594,007
Total revenue	62,722,972	28,395,058	177,976,843	165,570,233
Segment operating income:
Hospital division	7,238,738	(23,742,606)	21,122,489	18,997,515
Population health management division	(172,525)	29,702	438,370	(257,002)
Total segment operating income	7,066,213	(23,712,904)	21,560,859	18,740,513
Corporate and other costs:
Facilities closing costs	-	-	217,266	-
Acquisition costs	43,464	-	43,464	3,885,666
Stock-based compensation expense	49,167	81,249	2,198,812	135,415
Impairment of goodwill	-	398,135,038	-	398,135,038
General and administrative expenses	7,794,808	6,751,548	24,730,168	17,404,637
Total corporate and other costs	7,887,439	404,967,835	27,189,710	419,560,756
Interest expense	4,098,179	3,402,606	12,081,316	9,628,189
Other expense	(53,206)	(630,450)	70,721	346,873
Loss before taxes	(4,866,199)	(431,452,895)	(17,780,888)	(410,795,305)
Income tax expense (benefit)	(342,259)	(8,543,880)	(2,068,530)	11,285,729

Net loss	(4,523,940)	(422,909,015)	(15,712,358)	(422,081,034)
Less: net income (loss) attributable to noncontrolling interests	1,018,451	(10,722,749)	(1,543,641)	(12,052,765)
Net loss attributable to Nutex Health Inc.	$(5,542,391)	$(412,186,266)	$(14,168,717)	$(410,028,269)

Adjusted EBITDA	$1,279,193	$(15,703,848)	$7,711,586	$18,456,057

Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

We reported a net loss attributable to Nutex Health Inc. of $5.5 million, or a loss of $0.01 per share, for the three months ended September 30, 2023 as compared with net loss attributable to Nutex Health Inc. of $412.2 million, or a loss of $0.62 per share, for same period of 2022. The net loss for the third quarter of 2022 includes a $398.1 million goodwill impairment. Our 2023 results were principally affected by:

●	Higher patient visits, increasing by 2.6% during the three months ended September 30, 2023 as compared with the same period of 2022 due mostly to the opening of three facilities in the quarter;
●	Decrease in revenue in the three months ended September 30, 2022 caused by legislative changes reducing the amounts we are able to collect for patient services to median in-network rates, totaling approximately $29.0 million; and
●	Goodwill impairment expense recorded in the three months ended September 30, 2022 of $398.1 million.

Adjusted EBITDA for the three months ended September 30, 2023 was $1.3 million as compared to a loss of $15.7 million for the comparable period of 2022. Refer to Non-GAAP Financial Measures discussed below for a definition and reconciliation of Adjusted EBITDA. The items affecting revenue contributed significantly to the increase in Adjusted EBITDA in the 2023 period.

A discussion of our segment results is included below.

Hospital Division. Our revenue for the three months ended September 30, 2023 totaled $54.6 million as compared to $21.2 million for the same period of 2022. The increase in revenue was attributed to a decrease in revenue in the three months ended September 30, 2022 caused by legislative changes reducing the amounts we are able to collect for patient services to median in-network rates, totaling approximately $29.0 million, as well as the closing of underperforming facilities and opening of new facilities impacting the third quarter of 2023.

The following table shows the number of patient visits during the periods:

	Three Months Ended September 30,
	2023	2022
Patient visits:
Hospital	37,443	36,500

Total patient visits increased 2.6% during the three months ended September 30, 2023 as compared with the same period of 2022 due mostly to the opening of three facilities in the quarter which are in the ramp-up stage.

The hospital division’s operating income was $7.2 million during the three months ended September 30, 2023, compared with an operating loss of $23.7 million in the same period of 2022, an increase of 130%. Our revenue and operating income for the third quarter of 2022 was adversely affected by the reduction in net revenue discussed above. Our operating income for the third quarter of 2023 was positively affected by a reduction in operating costs. We renegotiated contract personnel agreements to better align with our operations. We have made significant progress with the IDR process for both the NSA (Federal) as well as the Texas Department of Insurance. We have made a significant investment in the revenue cycle team to address this IDR process. In the three months ending September 30, 2023, revenue per patient for the period is trending favorably compared to the same period in 2022.

Population Health Management Division. Our total revenue for the three months ended September 30, 2023 was $8.1 million as compared with $7.2 million for the same period of 2022. The increase was due to higher capitation revenue earned.

The population health management division had $0.2 million of operating loss for the three months ended

September 30, 2023 as compared with $0.1 million of operating income for the same period of 2022. Strategically, we are focused on the growth of this division principally through the addition of new independent physician associations and have staffed our organization to manage larger numbers of such organizations. In August 2023, we completed the acquisition of two IPAs in Florida.

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

At September 30, 2023, two Real Estate Entities continue to be consolidated in our financial statements. We expect that hospitals we open in the future may be leased from new Real Estate Entities which may be owned in whole or part by related parties. Third-party lenders to these entities may require that we provide a guarantee or become co-borrowers under mortgage indebtedness financings for such facilities. In such instances, we may be required to consolidate these new Real Estate Entities in our financial statements as VIEs.

Corporate and other costs. Corporate and other costs in the three months ended September 30, 2023 totaled $7.9 million as compared to $405.0 million for the same period of 2022. We recorded an impairment expense of $398.1 million to goodwill during the third quarter of 2022. General and administrative costs include our executive management, accounting, human resources, corporate technology, insurance and professional fees. We have incurred higher levels of professional fees as a public company. We recognized $0.1 million of stock-based compensation expense related to the issuance of RSUs.

Nonoperating items

Interest expense. Interest expense totaled $4.1 million in the three months ended September 30, 2023 as compared with $3.4 million for the same period of 2022. The increase in interest expense for the 2023 period is principally due to discount amortization expense associated with the Pre-paid Advance Agreement.

Income tax expense. Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items is recognized in the period these occur.

Our effective tax rate for the three months ended September 30, 2023 was approximately 7.0%. Excluding discrete items, our effective tax rate for the three months ended September 30, 2022 was 25.3%. The primary difference from the federal statutory rate of 21% is related to state taxes, income of noncontrolling interests in flow-through entities and permanent differences for non-deductible expenses.

Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

We reported a net loss attributable to Nutex Health Inc. of $14.2 million, or a loss of $0.02 per share, for the nine months ended September 30, 2023 as compared with net loss attributable to Nutex Health Inc. of $410.0 million, or a loss of $0.65 per diluted share, for same period of 2022. The net loss for the third quarter of 2022 includes a $398.1 million goodwill impairment. Our 2023 results were principally affected by:

●	A reduction in net revenue from lower patient visits, which decreased by 15.3% during the nine months ended September 30, 2023 as compared with the same period of 2022, due mostly to decreased COVID-19 visits;
●	Issuance in March 2023 of 1,000,000 common shares for total expense of $1.9 million to Apollo Medical Holdings, Inc. for IPA managerial services;
●	Higher interest expense in the 2023 period principally as a result of the Yorkville Pre-paid Advance issuance;
●	A non-cash impairment charge in the 2022 period of $398.1 million to reduce the carrying amount of goodwill for the population health management division reporting unit acquired in the reverse business combination; and
●	Decrease in revenue in the 2022 period caused by legislative changes reducing the amounts we are able to collect for patient services to median in-network rates, totaling approximately $38.6 million.

Adjusted EBITDA for the nine months ended September 30, 2023 was $7.7 million as compared to $18.5 million for the comparable period of 2022. Refer to Non-GAAP Financial Measures discussed below for a definition and reconciliation of Adjusted EBITDA. The items affecting revenue contributed significantly to the decline in Adjusted EBITDA in the 2023 period.

A discussion of our segment results is included below.

Hospital Division. Our revenue for the nine months ended September 30, 2023 ended totaled $155.5 million as compared to $152.0 million for the same period of 2022, an increase of 2% caused by an improvement collection amounts per patient.

The following table shows the number of patient visits during the periods:

	Nine Months Ended September 30,
	2023	2022
Patient visits:
Hospital	102,798	121,414

Total patient visits decreased 15.3% during the nine months ended September 30, 2023 as compared with the same period of 2022. Patient visits in the 2022 period included significant volumes of COVID-19 related cases. Despite the decrease in patient visits, revenue increased due to our continued improvement in collection efforts throughout 2023 along with a shift acuity of our patient visits, generating high gross charges.

The hospital division’s operating income was $21.1 million during the nine months ended September 30, 2023, as compared with income of $19.0 million in the same period of 2022, an increase of 11%. Our operating income for the first nine months of 2023 was positively affected by an increase in net revenue. We have made significant progress with the IDR process for both the NSA (Federal) as well as the Texas Department of Insurance. Our operating income was adversely impacted by additional incurred cost of $1.4 million in 2023 for four new locations opened in 2023. Start-up and operating costs at new facilities often exceed our revenue at these facilities until they achieve sustaining volumes of patient visits.

Population Health Management Division. We completed our reverse business combination with Clinigence in April 2022. Clinigence’s operations are reported as the population health management division. Our total revenue for the nine months ended September 30, 2023 was $22.5 million consisting of capitation revenue of $19.5 million, management fees of $2.1 million and SaaS revenue of $0.8 million. Capitation revenue is recognized by our consolidated VIE, AHISP. We do not have an equity interest in this VIE but consolidate it since we are the primary beneficiary of its operations under our management services contract with them. We also earn management fees under our management services contracts with other IPAs and MSOs which are reported as revenue.

The population health management division had $0.4 million of operating income for the nine months ended September 30, 2023. Strategically, we are focused on the growth of this division principally through the addition of new independent physician associations and have staffed our organization to manage larger numbers of such organizations. In August 2023, we completed the acquisition two IPAs in Florida.

Real Estate Division. This division reports the operations of consolidated Real Estate Entities where we provide guarantees of their indebtedness or are co-borrowers. During the first nine months of 2023, we deconsolidated one Real Estate Entities after the third-party lenders released our guarantees of associated mortgage loans.

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

At September 30, 2023, two Real Estate Entities continue to be consolidated in our financial statements. We expect that hospitals we open in the future may be leased from new Real Estate Entities which may be owned in whole or part by related parties. Third-party lenders to these entities may require that we provide a guarantee or become co-borrowers under mortgage indebtedness financings for such facilities. In such instances, we may be required to consolidate these new Real Estate Entities in our financial statements as VIEs.

Corporate and other costs. Corporate and other costs in the nine months ended September 30, 2023 included general and administrative expenses totaling $27.2 million. General and administrative costs include our executive management, accounting, human resources, corporate technology, insurance and professional fees. We have incurred higher levels of professional fees as a public company. During the nine months ended September 30, 2023, we incurred closing costs of

$0.2 million due to the closure of three facilities in January 2023. In addition, we have made staffing and management additions commensurate with our operational growth. We recognized $1.9 million of stock-based compensation expense for the issuance in March 2023 of 1,000,000 common shares to Apollo Medical Holdings, Inc. for IPA managerial services, and $0.3 million for the April 2023 issuance of RSUs.

Nonoperating items

Interest expense. Interest expense totaled $12.1 million in the nine months ended September 30, 2023 as compared with $9.6 million for the same period of 2022. The increase in interest expense for the 2023 period is principally due to discount amortization expense associated with the Yorkville Pre-paid Advance Agreement and the opening of four new facilities.

Income tax expense. Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items is recognized in the period these occur.

Our effective tax rate for the nine months ended September 30, 2023 was approximately 11.6%. Excluding discrete items, our effective tax rate for the nine months ended September 30, 2022 was 26.2%. The primary difference from the federal statutory rate of 21% is related to state taxes, income of noncontrolling interests in flow-through entities and permanent differences for non-deductible expenses.

Liquidity and Capital Resources

As of September 30, 2023, we had $26.8 million of cash and equivalents, compared to $34.3 million of cash and equivalents at December 31, 2022.

Significant sources and uses of cash during the first nine months of 2023.

Sources of cash:

●	Cash from operating activities was $3.0 million, which included $4.3 million from the primary components of our working capital (receivables, inventories, accounts payable and expenses); and
●	We received net proceeds of $8.0 million from borrowings under notes payable and lines of credit.

Uses of cash:

●	Capital expenditures were $10.3 million;
●	Distributions, net of contributions, to noncontrolling interests totaled $3.7 million;
●	Payments for acquisitions of businesses, net of cash acquired totaled $0.7 million;
●	Repayments of finance leases totaled $2.7 million; and
●	Cash associated with the deconsolidated Real Estate Entity totaled $1.0 million.

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

We routinely enter into equipment lease agreements to procure new or replacement equipment and may also finance these purchases with term debt. We have smaller lines of credits available for working capital purposes and are presently working to supplement or replace these with larger financing commitments. These larger financing commitments are subject to market conditions and we may not be able to obtain such larger financing commitments at favorable economic terms or at all. We also believe that our existing cash, cash equivalents, and marketable securities, and available borrowing capacity, will be sufficient to meet our anticipated cash needs requirements for operations and growth objectives for at least the next twelve months. If the assumptions underlying our business plan regarding future revenue and expenses change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities.

Indebtedness. The Company’s indebtedness at September 30, 2023 is presented in Item I, “Financial Statements – Note 8 – Debt” and our lease obligations are presented in Item I, “Financial Statements—Note 9 – Leases.”

Off-Balance Sheet Arrangements

As of September 30, 2023, we had no material off-balance sheet arrangements.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Reconciliation of net income (loss) attributable to Nutex Health Inc. to Adjusted EBITDA:
Net loss attributable to Nutex Health Inc.	$(5,542,391)	$(412,186,266)	$(14,168,717)	$(410,028,269)
Depreciation and amortization	4,745,941	4,330,167	12,908,848	9,859,513
Interest expense, net	4,098,179	3,402,606	12,081,316	9,628,189
Income tax expense (benefit)	(342,259)	(8,543,880)	(2,068,530)	11,285,729
Allocation to noncontrolling interests	(1,772,908)	(922,762)	(3,500,873)	(4,445,224)
EBITDA	1,186,562	(413,920,135)	5,252,044	(383,700,062)
Facilities closing costs	-	-	217,266	-
Impairment of goodwill	-	398,135,038	-	398,135,038
Acquisition costs	43,464	-	43,464	3,885,666
Stock-based compensation expense	49,167	81,249	2,198,812	135,415
Adjusted EBITDA	$1,279,193	$(15,703,848)	$7,711,586	$18,456,057

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

With respect to the three months and six months ended September 30, 2023, there have been no material changes in our primary market risk exposures or how those exposures are managed since the information disclosed in our 2022 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of September 30, 2023. Based on this evaluation, the Company concluded that our disclosure controls and procedures were not effective as of September 30, 2023 due to the material weakness previously identified as described below.

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

Remediation Plans. These material weaknesses did not result in material misstatement of the Company’s consolidated financial statements for the periods presented. The Company has started the process of designing and implementing effective internal control measures to remediate the material weakness. The Company’s efforts include the implementation of a new enterprise-wide system in the first quarter of 2023 that will reduce reliance on manual processes and spreadsheets supporting the financial statements. Additionally, the Company has engaged a firm to assist in the proper design, implementation and testing of internal controls over financial reporting. We have added key senior management positions including a Chief Operating Officer. We have also made some additions to our accounting and financial reporting teams in 2023.

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Form 10-K for the year ended December 31, 2022, our Form 10-Q for the three months ended March 31, 2023 and our Form 10-Q for the three months ended June 30, 2023, and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. In addition, you should carefully consider the risks described below.

We may experience additional ownership dilution as a result of the September 2023 Private Offering

In September 2023, the Company commenced a private offering (the “September 2023 Private Offering”) of up to $15.0 million pursuant to which the Company will issue investment units (the “Units”) at $50,000 per Unit to accredited investors (the “Unit Holder”) as defined in Rule 501 under the 1933 Act. Each Unit consists of (a) an interest-bearing unsecured convertible promissory note (the “Unsecured Convertible Term Notes”) in the principal amount of $50,000 convertible into shares of Common Stock at a conversion price of $0.40 per share and (b) a six-year warrant (the “Warrants”) to purchase up to 62,500 shares at an exercise price of $0.40 per share. We also agreed to issue warrants for the purchase of up to 11,250,000 shares to the placement agent. The Notes mature on October 31, 2025 and the Warrants expire on December 31, 2029.

If a significant number of the Unit Holders choose to exercise their conversion rights, it could result in the issuance of additional common shares, diluting the ownership interests of existing shareholders. Assuming a $15 million private offering, the note and warrant holders, upon exercise or conversion, would receive up to 67,500,000 shares of Common Stock. This dilution could adversely affect the market price of our common stock.

We may experience increased volatility in the trading price of our stock as a result of the September 2023 Private Offering

The presence of convertible debt with attached warrants in our capital structure may contribute to increased volatility in the trading price of our common stock. The potential for conversion and warrant exercise can lead to fluctuations in our stock price, making it more difficult for investors to predict and assess the value of our common shares.

We may experience a cash flow and liquidity impact as a result of the September 2023 Private Offering

The Unsecured Convertible Term Notes bear an annual interest rate of 8% if paid in cash or an annual interest rate of 10% if paid in in the form of common stock. The payment of interest in the form of common stock is at the discretion of the Company. When paid in common stock, the number of shares is equal to the quotient of the total accrued interest due divided by the last reported sale price of the Company’s common stock on the last complete trading day of such quarter. The Unit Holders have the option to convert all or any portion of the unpaid principal and interest outstanding in Common Stock at the conversion price of $0.40 per share. If the Company fails to pay the outstanding principal amount and all accrued interest within 30 days of the maturity date, the interest rate payable is adjusted to 12%.

Our convertible debt instruments require periodic interest payments and the repayment of principal upon maturity. The need to make interest and principal payments can place financial pressure on our company, especially if our financial performance is not sufficient to cover these obligations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities; use of proceeds from registered securities.

Common Stock Issued. In the third quarter of 2023, the Company issued 2,541,511 common shares in connection with the acquisition of two IPAs in Florida. These shares were issued in a private placement in reliance on section 4(a)(2) of the Securities Act.

During the third quarter of 2023, the Company issued 7,427,606 shares of common stock to Yorkville, reducing the principal amount outstanding under the initial Pre-Paid Advance. These shares were issued pursuant to a prospectus supplement to the Company’s existing registration statement on Form S-3.

Item 3. Defaults upon Senior Securities.

Not Applicable

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information.

Trading Arrangements

During the fiscal quarter ended September 30, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

Item 6.   Exhibits

Exhibit No.	Description
10.01*	Employment Agreement, dated as of August 28, 2023, between the Company and Joshua DeTillio.
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 9, 2023.

Nutex Health Inc.

By:	/s/ Thomas T. Vo
Thomas T. Vo
Chief Executive Officer and Chairman of the Board (principal executive officer)

By:	/s/ Jon C. Bates
Jon C. Bates
Chief Financial Officer (principal financial officer and principal accounting officer)