Form 10-K
period 2023-12-31
Nutex Health, Inc.
filed 2024-03-29
CIK 1479681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

Large accelerated filer	☐	Accelerated filer	☑
Non-accelerated filer	☐	Smaller reporting company	☑
		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.  ☑

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. 

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).   Yes  ☐    No  ☑

The aggregate market value of voting common stock held by non-affiliates at June 30, 2023 was approximately $145.2 million. At March 25, 2024, there were 745,426,859 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2024 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K and will be filed within 120 days of the registrant’s fiscal year end.

INTRODUCTORY NOTE

On April 1, 2022, Nutex Health Holdco LLC merged with Clinigence Holdings, Inc., a publicly traded Delaware corporation, which was renamed Nutex Health Inc. after the merger. Immediately prior to the merger, holders of 84% of the aggregate equity interests in subsidiaries and affiliates of Nutex Health Holdco LLC contributed these ownership interests to Nutex Health Holdco LLC in exchange for Nutex Health Holdco LLC equity interests. Immediately thereafter, in the merger, each unit representing an equity interest in Nutex Health Holdco LLC was converted into the right to receive 3.571428575 shares of common stock, or an aggregate of 592,791,712 shares of common stock.

Unless the context dictates otherwise, references in this Annual Report on Form 10-K to “Nutex,” the “Company,” “we,” “us,” “our,” and similar words are references to Nutex Health Inc. (formerly known as Clinigence Holdings, Inc.), a Delaware corporation, and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).

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

This document contains certain forward-looking statements with respect to our financial condition, results of operations and business, plans, objectives and strategies. These forward-looking statements can be identified by the fact that they do not relate only to historical or current facts. Forward-looking statements often use words such as “estimate,” “project,” “predict,” “will,” “would,” “should,” “could,” “may,” “might,” “anticipate,” “plan,” “intend,” “believe,” “expect,” “aim,” “goal,” “target,” “objective,” “commit,” “advance,” “likely” or similar expressions that convey the prospective nature of events or outcomes. There are several factors which could cause actual plans and results to differ materially from those expressed or implied in forward-looking statements. Such factors include, but are not limited to:

●	our ability to successfully execute our growth strategy, including identifying and developing successful new geographies, physician partners and patients;

●	changes in applicable laws or regulations, including changes in the laws and regulations related to reimbursements;

●	uncertainties in the amounts, timing and process of reimbursements by third-party payors and individuals;

●	we may be adversely affected by other economic, business, and/or competitive factors;

●	the difficulty in evaluating our future prospects, as well as risks and challenges, due to the new and rapidly evolving business and market;

●	we may need to raise additional capital to fund our existing operations, develop and commercialize new services or expand our operations;

●	possible difficulty managing growth and expanding operations;

●	our ability to retain qualified personnel;

●	the effectiveness and efficiency of our marketing efforts;

●	spending changes in the healthcare industry;

●	we, our affiliated professional entities and other physician partners may become subject to medical liability claims;

●	a failure in our information technology systems,

i

●	security breaches, loss of data or other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information, expose us to liability and our reputation may be harmed and we could lose sales, clients and members;

●	any future litigation against us could be costly and time-consuming to defend;

●	failure to adhere to all of the complex government laws and regulations that apply our business could result in fines or penalties, being required to make changes to its operations or experiencing adverse publicity;

●	our arrangements with affiliated professional entities and other physician partners may be found to constitute improper rendering of medical services or fee splitting under applicable state laws;

●	we may face inspections, reviews, audits and investigations under federal and state government programs and contracts and adverse findings may have an adverse effect on our business;

●	recent healthcare legislation and other changes in the healthcare industry and in healthcare spending has and may in the future adversely affect our revenues and may cause material adverse effects on our financial results;

●	the transition from volume to value-based reimbursement models may have a material adverse effect on our operations;

●	our ability to regain compliance with the continued listing standards under NASDAQ Listing Rule 5550(a)(2) and remain listed on the NASDAQ; and

●	other risks, uncertainties and factors disclosed in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

ii

NUTEX HEALTH INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2023

PART I

Item 1. Business

Overview

Nutex Health Inc. (“Nutex Health” or the “Company”) is a physician-led, healthcare services and operations company with 20 hospital facilities in eight states (hospital division), and a primary care-centric, risk-bearing population health management division. Our hospital division implements and operates innovative health care models, including micro-hospitals, specialty hospitals and hospital outpatient departments (“HOPDs”). The population health management division owns and operates provider networks such as independent physician associations (“IPAs”) and offers a cloud-based proprietary technology platform to IPAs which aggregates clinical and claims data across multiple settings, information systems and sources to create a holistic view of patients and providers.

We employ 800 full-time employees, contract 230 doctors at our facilities and partner with over 1,700 physicians within our networks. Our corporate headquarters is based in Houston, Texas. We were incorporated on April 13, 2000 in the state of Delaware.

Operating Segments

We report the results of our operations as three segments: (i) the hospital division, (ii) the population health management (PHM) division and (ii) the real estate division.

Hospital Division. Our hospital division develops and operates a network of micro-hospitals, specialty hospitals and hospital outpatient departments (HOPDs) providing comprehensive and high-quality 24/7 care. Our full-service care delivery model provides concierge-level care traditionally offered by larger hospitals in a patient-friendly and cost-effective setting. We provide a full spectrum of healthcare services, including emergency room care, inpatient care, and behavioral health, and offer a complementary suite of ancillary services, including onsite imaging (CT scan, X-ray, MRI, ultrasound, etc.), certified and accredited laboratories, and onsite inpatient pharmacies. We own and operate 20 healthcare facilities across eight states and currently have an additional 12 de novo micro-hospitals under development.

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

When developing new hospitals, we provide a turn-key process from location selection, real estate design, and development of the facility to staffing, training and operations. Our management and administrative teams provide a comprehensive suite of operational and managerial services to hospitals, including management, billing, collections, human resources and recruiting, legal, accounting, and marketing. Our licensed micro-hospitals average approximately 15,000 to 25,000 square feet and include seven to eight emergency treatment rooms, two to ten in-patient beds for both short- and long-term stays and advanced imaging equipment, laboratory and pharmacy. Our staffing at each facility includes four to ten physicians and hospitalists depending on the community’s needs.

Most of our hospitals have contractual relationships with separately owned professional entities (the “Physician LLCs”) and real estate entities (the “Real Estate Entities”). The Physician LLCs employ the doctors who work in our hospitals. The Real Estate Entities own the land and hospital buildings in which the hospitals operate and lease the buildings to the hospitals. We have no ownership interests in either the Physician LLCs or Real Estate Entities, but provide back office accounting for each. Many of these entities are owned in part, and in some cases, controlled by our Chairman and Chief Executive Officer.

The Physician LLCs are consolidated by the Company as variable interest entities (VIEs) because they do not have significant equity at risk, and we have historically provided support to the Physician LLCs in the event of cash shortages and received the benefit of their cash surpluses.

Population Health Division. Our population health management division establishes and operates IPAs and offers a cloud-based platform for healthcare organizations to provide value-based care and population health management.

An IPA is a business entity organized and owned by a network of independent physician practices. Once established, the IPA enrolls patients and negotiates managed care contracts with insurers to provide comprehensive care to their patients typically for a value-based fixed annual fee (capitation). The IPA entities are not owned by us but are managed by our management services organization (MSO) which provides management, administrative, and other support services. Presently, we manage one IPA located in Los Angeles, California having over 22,000 patients. We have established two other IPAs, in Houston and in South Florida, and are actively contracting with primary care physicians and specialists. As of the date of this filing, our Houston IPA enrolled over 1,900 new Medicare Advantage (“MA”) patients and our South Florida IPA enrolled over 200 new MA patients, and in California, Associated Hispanic Physicians IPA (“AHP”) enrolled 300 new MA members. In total, the Company now has over 4,500 MA members across its platform, in addition to over 6,300 commercial members and over 21,000 Medicaid managed care members. We also anticipate operationalizing our IPA in Phoenix, Arizona in 2024 and to enter 1-2 more new markets this 2024. We consolidate the IPA entities in our financial statements as VIEs since we manage these entities.

We also provided limited services to one health maintenance organization (“HMO”) and two other IPAs in Southern and Northern California.

Our cloud-based technology is offered by Clinigence Health, Inc. Our proprietary cloud-based PHM platform aggregates data across multiple groups of information, which it then uses to report clinical quality measures, gaps in care, risk-stratification of patients, predictive analytics as well as providing a scorecard and utilization dashboard on every provider. This platform provides Software as a Service (“SaaS”) solutions that enable connected intelligence across the care continuum by transforming massive amounts of data into actionable insights. Our solutions help healthcare organizations improve the quality and cost effectiveness of care, enhance population health management and optimize provider networks.

Real Estate Division. The Real Estate Entities own the land and hospital buildings which are leased to our hospital entities. The Real Estate Entities have mortgage loans payable to third parties which are collateralized by the land and buildings. We consolidate the Real Estate Entities as VIEs in instances where our hospital entities are guarantors or co-borrowers under their outstanding mortgage loans. Since the second quarter of 2022, we deconsolidated 20 Real Estate Entities after the third-party lenders released our guarantees of associated mortgage loans, leaving two Real Estate Entities as current VIEs consolidated in our financial statements.

Sources of Revenue

The following table shows revenue for each of our operating segments:

	Year ended December 31,
	2023	2022	2021
Hospital Division:
Net patient service revenue	$216,329,291	$197,254,222	$331,531,311
Management fees	1,741,106	1,254,023	-
Total Hospital Division revenue	218,070,397	198,508,245	331,531,311

Population Health Management Division:
Capitation revenue, net	25,402,973	15,493,432	-
Management fees	2,913,248	4,346,763	-
SaaS revenue	1,259,698	945,866	-
Total Population Health Management Division revenue	29,575,919	20,786,061	-
Total revenue	$247,646,316	$219,294,306	$331,531,311

Our hospital division receives payment for facility services rendered by us from federal agencies, private insurance carriers, and patients. The Physician LLCs receive payment for doctor services from these same sources. On average, greater than 90% of our net patient service revenue is paid by insurers, federal agencies, and other non-patient third parties. The remaining revenues are directly paid by our patients in the form of copays, deductibles, and self-payment. As noted, we generally operate as an out-of-network provider and, as such, do not have negotiated reimbursement rates with insurance companies.

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

Our Strategy

Our mission is to make exceptional concierge-level healthcare more accessible to communities. Our business strategy is to increase stockholder value through earnings growth and cash flow generation by:

•	Developing and operating innovative micro-hospitals – We currently operate 20 micro-hospital facilities in eight states and three IPAs. We plan to grow our operations by expanding our innovative micro-hospital model into several more states and developing IPAs which leverage our presence and physician relationships in each community we serve.

•	Providing a patient-centric care model – We fulfill a healthcare segment needing immediate and convenient access to primary and emergency care. Producing a compelling work environment for physicians helps us deliver superior patient experiences and clinical outcomes.

•	Offering a differentiated provider engagement and partnership strategy – Having high satisfaction and retention rates of physicians helps us in delivering superior patient experiences. Financially, we are aligned with our physician partners who are co-investors with us in their community’s micro-hospitals or IPAs and, in many instances, are shareholders of Nutex. Our relationships with physician partners are critical to our success.

•	Having a scalable go-to-market strategy – Robust administrative support where key support functions including billing and collection, purchasing, marketing, human resources and financial operations are centralized allowing our physicians and hospitalists to focus on patient care. Building out IPA networks in the same communities as our micro-hospitals will drive patient volume and result in greater revenue from increased capitation and full-risk contracts. To complement our organic growth plans, we may, in the normal course of business, consider and review opportunistic acquisitions.

Our Growth Strategy

We are focused on expanding patient access to quality healthcare by opening or acquiring new micro-hospital facilities in high demand areas of the United States. We are also establishing IPAs in many of the locales where we operate micro-hospitals in order to leverage our community presence and relationships with in-market physicians.

We expect to open five new hospital facilities in 2024. These facilities are either under construction or in advanced planning stages and will result in our expansion into three new states: Florida, Wisconsin, and Idaho. We anticipate launching one-to-three additional IPAs per year principally in geographic areas around our existing micro-hospitals.

The following map shows our existing and planned presence across the United States:

Our process for opening a new micro-hospital begins with identifying high demand markets. Generally, we place our micro-hospitals in larger suburban or rural locations. Before entering a new state, we investigate the regulation and licensing requirements for our business and the construction design and permitting requirements of the targeted community. We next identify and contract with in-market physicians who will co-invest with us and become the on-site management of the new facility.

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

•	Hospital facility entity – Nutex typically has 60% or more equity ownership of new hospital facilities and in-market physicians usually own much of the remaining equity. The participation by in-market physicians in owning the hospital facility is a key factor in our success. The hospital facility contracts with the physician entity to provide physician staffing and enters into a lease of the physical facility with the associated real estate entity. The hospital facility provides the operating equipment and supplies and employs nursing and other staffing for local operations.

Our relationships with physician partners are critical to our success. The physician partners’ financial participation through ownership in whole, or in part, of the above entities aligns our interests towards achieving common business goals and helps us target a high satisfaction and retention rate of physicians.

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

We may achieve our growth strategy in part by acquiring or contracting existing healthcare facilities and IPAs. We currently have an IPA presence in the top three states for seniors, California, Florida, and Texas, which make up a quarter of the nation’s seniors.

We may not be successful in executing our growth strategy. In addition to establishing and maintaining strong physician relationships, our growth strategy requires significant financial resources to acquire, build, equip and staff new locations, fund cash needs until the location becomes profitable and provide for working capital needs. If we are not able to successfully execute upon our growth strategies, there may be a material adverse effect on our business, financial condition, cash flows and results of operations.

Competition

The healthcare industry is highly competitive and highly fragmented. We face competition in every aspect of our business, including in offering a favorable payment structure for existing physician partners and attracting physician partners who are not contracted with us, from a range of large and medium-sized local and national companies that provide care under a variety of models that could attract patients, providers, and payors. Our primary competitors are free-standing emergency departments and traditional large local hospital systems that are developing micro hospitals to increase their footprint in their local communities. Our competitors typically vary by geography, and we may also encounter competition in the future from other new entrants.

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

The Healthcare Industry

According to the Centers for Medicare & Medicaid Services, or CMS, national healthcare expenditures grew 4.1% in 2022 to $4.5 trillion. Federal expenditures for healthcare increased by 1.0% due to the strong growth in federal Medicaid expenditures offset by declines in other federal health insurance programs due to reduced COVID-19 federal funding, while private health insurance spending increased by 5.9%. CMS anticipates that total U.S. healthcare annual expenditures will reach nearly $7.2 trillion by 2031, accounting for approximately 19.6% of the total U.S. gross domestic product.

Hospital services, the market within the healthcare industry in which we primarily operate, is the largest single category of healthcare expenditures. In 2022, hospital care expenditures increased 2.2%, slower than the growth rate of 4.5% in 2021, and totaled nearly $1.4 trillion. The slower growth in 2022 reflected a slowdown in spending for hospital care by private health insurance, Medicare, and Medicaid. CMS projects that the hospital services category will grow at an average of 6.1% annually from 2025 through 2031, reaching nearly $2.3 trillion by 2031.

The U.S. hospital industry includes acute care, rehabilitation and psychiatric facilities that are either public (government owned and operated), not-for-profit private (religious or secular), or for-profit institutions (investor owned). According to the American Hospital Association, there are approximately 5,129 community hospitals in the U.S., which are not-for-profit owned, investor owned, or state or local government owned. Of these hospitals, approximately 35% are located in non-urban communities. Hospital facilities offer a broad range of healthcare services, including internal medicine, general surgery, cardiology, oncology, orthopedics, OB/GYN and emergency services. In addition, hospitals offer other ancillary services, including psychiatric, diagnostic, rehabilitation, home care and outpatient surgery services.

Patients needing the most complex care are more often served by the larger and/or more specialized urban hospitals. We believe opportunities exist in selected markets to create micro-hospitals serving the community’s emergency needs which expand the reach of healthcare services and have less wait times for care often seen in larger hospital emergency departments.

Physician and clinical services expenditures grew 2.7% to $884.9 billion in 2022, slower growth than the 5.3% in 2021. Relative spending for primary care in the U.S. is lower than that of many other developed nations. Preventative primary care is an important focus of U.S. healthcare education to consumers with the goal of improving patient care outcomes through early detection and treatment of illnesses. It also has the added benefit of reducing healthcare costs as extended hospital stays and more costly treatments may be avoided.

Consumers desire affordable primary care with access to specialists as needed. We believe this need may be met by offering IPAs. Our IPAs offer a trusted network of primary care physicians and specialists fostering closer patient-physician relationships.

COVID-19 Public Health Emergency Orders

On May 11, 2023, the Department of Health and Human Services (“HHS”) declared the end of the public health emergency (“PHE”) for the COVID-19 pandemic. Emergency, public health and executive orders, issued, extended, or declared by the U.S. federal and state governments in response to the COVID-19 pandemic have waived numerous legal requirements while also imposing new legal restrictions which are issued, rescinded or modified with little advance notice. These emergency, public health and executive orders have created significant uncertainty in the legal and operational duties of health care providers. The declaration of the end of the public health emergency has and will continue to result in the rescission and modification of a number of regulatory requirements which will likely increase the uncertainty of the legal and operational duties of health care providers. While we have taken measures to plan and prepare for the end of the public health emergency, failure to adjust our operations based upon the public health emergency reaching its end and the resulting wind down of certain regulatory measures put in place to respond to public health concerns as a result of the global pandemic could have a material adverse impact on our business.

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

Independent Dispute Resolution. The provider and insurer each submit a proposed payment amount and explanation to the arbitrator. The arbitrator must select one of the two proposed payment amounts taking into account the “qualifying payment amount” and additional circumstances including among other things the level of training, outcomes measurements of the facility, the acuity of the individual treated, and the case mix and scope of services of the facility providing the service. The NSA prohibits the arbitrator from considering the provider’s usual and customary charges for an item or service, or the amount the provider would have billed for the item or service in the absence of the NSA.

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

After the NSA became effective January 1, 2022, our average payment by insurers of patient claims for emergency services had declined by approximately 30%, including 37% reduction for physician services, at the end of 2022. In 2023, we experienced a 5% improvement from 2022 in emergency services but a 10% reduction for physician services, for an overall impact of 3% increase combined in 2023. In our experience, insurers often initially pay amounts lower than the QPA without regard for other information relevant to the claim. This requires us to make appeals using the IDR process. We submitted 90,000 cases for IDR open negotiation in 2023 and 28,000 cases for IDR open negotiation in 2022, most in the fourth quarter. The IDR process, subsequent appeals and insurance payor delays require extensive administrative time and delays in collections. While we are working within the established processes for IDR, we have had varying successes at achieving collections at or higher than the established QPA.

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

While we are working within the established processes for IDR, we have had varying successes at achieving collections at or higher than the established QPA. We have undertaken several strategic actions designed to improve our collections results. These include:

•	maximizing our claims coding efficiency,

•	increasing efforts to collect co-pays and co-insurance,
•	adding additional administrative staff to handle the increased administrative IDR burden,
•	having a dedicated IDR team to accelerate resubmission of claims under the IDR process,
•	making appeals for additional payment of claims for periods before and after the NSA final rule was adopted through the IDR process,
•	making efforts to sign favorable contracts with new insurers,
•	working to sign more favorable contracted rates with existing contracted providers,
•	working with both local and national legislatures to enforce the NSA rules and guidelines for Insurers, and
•	focusing on the value-based IPA side of our business, which is less affected by the NSA.

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

Effective January 1, 2024, in consultation with the Departments of Labor and Health and Human Services, the Internal Revenue Service (IRS) announced the annual increase that health plans must apply to the calculation of the QPA for insurance reimbursements to account for inflation from 2023 to 2024 (Notice 2024-1). Under the No Surprises Act, QPAs are calculated based on median contracted rates for the same or similar service as they existed in 2019. Treasury Regulations direct the IRS to anchor the annual inflationary update in the Consumer Price Index for All Urban Consumers (CPI-U). In Notice 2024-1, the IRS directs health plans to update QPAs in 2024 by an increase of 5.4% over 2023 QPAs. Alternatively, to update 2023 rates, health plans may return to the original 2019 calculation and apply a cumulative update factor to account for the IRS inflationary updates from 2019 to 2024. Under that approach, the cumulative update that must be applied to 2019 base year rates is 20.9%.

We are supportive of industry efforts challenging NSA. Our experience, like that of many other healthcare providers, is that the final rule continues to unfairly favor insurers in the determination of the QPA we receive for our healthcare services. It is difficult to predict the ultimate outcome of efforts to challenge or amend the final rule. Also, there can be no assurance that third-party payors will not attempt to further reduce the rates they pay for our services or that additional rules issued under the NSA will not have adverse consequences to our business.

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

Healthcare Reform. In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, many of which are intended to contain or reduce healthcare costs. By way of example, in the United States, the ACA substantially changed the way healthcare is financed by both governmental and private insurers. The ACA required, among other things, CMS to establish a Medicare shared savings program that promotes accountability and coordination of care through the creation of Accountable Care Organizations (ACOs). The Medicare shared savings program allows for providers, physicians and other designated health care professionals and suppliers to form ACOs and voluntarily work together to invest in infrastructure and redesign delivery processes to give coordinated high-quality care to their Medicare patients, avoid unnecessary duplication of services and prevent medical errors. ACOs that achieve quality performance standards established by CMS are eligible to share in a portion of the Medicare program’s cost savings. ACO program methodologies and participation requirements are updated by CMS for each performance year and participants are expected to comply with such program requirements and required to report on performance after the close of the year. ACOs that fail to comply with such program requirements can face penalties or even termination of their participation in the Medicare shared savings program.

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

Employees

We had 800 full-time employees as of December 31, 2023, including our named executive officers. None of our employees are covered by collective bargaining agreements, and we have not experienced any strikes or work stoppages related to labor relation issues. We believe we have good relations with our employees.

Human Capital Management

Attracting, developing, and retaining talented people who embrace our culture, execute our strategy, and enable us to compete effectively in our industry is critical to our success. Our mission is to make concierge-level health care more accessible to all communities, with a practice centered on patients’ experience and satisfaction. Our vision is to be leaders in individualized patient care and innovators in the future of health care. Patient care is our number one priority and every single decision that we make as a company revolves around creating the best possible patient care. We understand that our success is directly correlated to ensuring that we have the right team members and that each of our team members is passionate about the important role that they play in executing our mission and improving the health outcomes for all of our patients. As such, we aim to attract and retain qualified and passionate partner doctors, hospitalists and support staff who represent a diverse array of perspectives and skills who work together as a cohesive team that embodies our values and support our mission.

Our ability to recruit and retain partner doctors, hospitalists and support staff depends on a number of factors, including providing ownership opportunities, competitive compensation and benefits, development and career advancement opportunities, and a collegial work environment. We invest in those areas in an effort to ensure that we continue to be the employer of choice for our team members.

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

As of March 25, 2024, there were 745,426,859 shares of Common Stock outstanding, including 287,929,244 shares of Common Stock held by our affiliates, including our Chairman and Chief Executive Officer.

Sales of substantial amounts of our Common Stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our Common Stock and make it difficult for us to raise funds through securities offerings in the future.

For the year ended December 31, 2023, we identified material weaknesses in our internal control over financial reporting. If our internal control over financial reporting is not effective, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause adverse effects on our business and may cause investors to lose confidence in our reported financial information and may lead to a decline in the price of our Common Stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the preparation of the Company’s annual consolidated financial statements for the years ended December 31, 2023, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses related to our logical access controls for certain financially relevant systems, our financial reporting processes, and key spreadsheets supporting the financial statements.

Throughout 2023, the Company designed and implemented internal control measures to remediate material weaknesses. The Company’s efforts include the implementation of a new enterprise-wide system in the first quarter of 2023, reducing reliance on manual processes and spreadsheets supporting the financial statements. The Company engaged an accounting firm to assist in the proper design, implementation and testing of internal controls over financial reporting. We added key senior management positions including a Chief Operating Officer and have made additions to our accounting and financial reporting teams in 2023.

While we believe that these efforts will improve our internal control over financial reporting, our remediation efforts are continuous and is subject to validation and testing of the design and operating effectiveness of internal controls in 2023. The actions were subject to senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the remaining material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting.

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

As a publicly traded company, we are subject to significant and increasing regulatory oversight and reporting obligations under federal securities laws. Laws pertaining to public companies, including new regulations proposed by the SEC, are increasingly complex and could force management to devote increasing amounts of time to the compliance with such laws and potentially impact time available to the management of our business. The Company may be required to continue to expand its employee base and hire additional employees to support its operations as a public company, which will increase operating costs in future periods.

Our business and the markets in which we operate are new and rapidly evolving, which makes it difficult to evaluate our prospects and the risks and challenges we may encounter.

Our business and the markets in which we operate are new and rapidly evolving which make it difficult to evaluate and assess the success of our business to date, our prospects and the risks and challenges that we may encounter. These risks and challenges include our ability to:

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

Our limited operating history as a combined company makes it difficult to evaluate our prospects and the risks and challenges we may encounter.

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

We have experienced operating losses and expect to continue to incur operating losses as we implement our business plans. We anticipate making significant capital expenditures for the foreseeable future as we expand our business, including the development of new hospital facilities and acquisition of additional IPAs.

In addition to the net proceeds from recent capital raise offerings, we expect to continue to seek other sources of funding, including by offering additional equity, and/or equity-linked securities, through one or more credit facilities and potentially by offering debt securities, to finance a portion of our future expenditures.

The sale of additional equity or equity-linked securities could dilute our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations or our ability to pay dividends to our stockholders. Our ability to obtain the necessary additional financing to carry out our business plans or to refinance, if necessary, any outstanding debt when due is subject to a number of factors, including general market conditions and investor acceptance of our business model. These factors may make the timing, amount, terms and conditions of such financing not commercially viable or unavailable to us.

If we are unable to raise sufficient funds on favorable terms, we may have to significantly reduce our spending, delay or cancel our planned activities or substantially change our corporate structure. We may not be able to obtain any such funding or have sufficient resources to conduct our business as projected, both of which could mean that we would be forced to curtail or discontinue our operations and our business, financial condition and results of operation could be materially adversely affected.

We may decide to close underperforming hospitals which may result in a temporary decrease in overall revenues.

In the ordinary course of business, we continuously review the individual performance of each of our hospital facilities. As previously disclosed, we have historically closed underperforming facilities. Our commitment to providing high-quality healthcare services demands that we continually assess the performance of our hospitals. In some instances, we may find it necessary to make the difficult decision to close underperforming facilities. This could be due to various factors such as declining patient admissions, increasing operational costs, or changes in healthcare regulations. The closure of any hospital within our portfolio carries inherent risks, including a potential negative impact on our overall revenues. The closure process may involve staff reallocation or severance, and asset dispositions, all of which can be complex and costly. Additionally, the closure of a hospital may temporarily disrupt patient referrals and relationships with healthcare providers in the affected region.

While we believe that such strategic decisions are essential for the long-term sustainability of our organization and the continued provision of high-quality care, there is a risk that the closure of underperforming hospitals could lead to a short-term decrease in our overall revenues. This revenue decline may occur due to the time it takes to execute the closure process as well as potential legal or regulatory challenges associated with hospital closures.

The closure of underperforming hospitals is part of our ongoing effort to optimize our operations and improve financial performance. While we intend to carefully plan and execute our closure strategies, there can be no assurance that such strategies will successfully offset the temporary revenue decrease resulting from hospital closures.

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

Further, our reimbursements may be delayed due to cyberattacks on electronic payment system providers. For example, as reported by United Health Group Incorporated in its Current Report on Form 8-K filed February 22, 2024, on February 21, 2024 a cyberattack was launched on the information technology systems of its subsidiary, Change Healthcare, one of the largest providers of healthcare payment systems in the United States, which continues to impact medical claims and payment systems nationwide. We are currently unable to estimate the extent of the delays such disruptions will have on our ability to collect payments.

The estimates and assumptions we are required to make in connection with the preparation of our financial statements may prove to be inaccurate.

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

Public health emergencies could negatively affect our operations, business and financial condition, and our ability to generate revenue could be negatively impacted if the U.S. economy remains unstable for a significant amount of time.

As a front-line provider of health care services, we have been and will be affected by the health and economic effects of public health emergencies such as COVID-19. If the COVID-19 virus and its potentially more contagious variants cause an additional resurgence of infection of COVID-19, or if new variants continue to develop resistance to government approved COVID-19 vaccinations, or if an influenza or other pandemic were to occur, our business, results of operations, financial condition and liquidity could be negatively impacted.

As a result of public health emergencies, we experienced, and in the future could experience, supply chain disruptions, including shortages and delays, and could experience significant price increases, in equipment and medical supplies, particularly personal protective equipment or PPE. Staffing, equipment, and medical supplies shortages may also impact our ability to serve patients at our centers.

In addition, our results and financial condition may be adversely affected by future federal or state laws, regulations, orders, or other governmental or regulatory actions addressing public health emergencies such as a COVID-19 or the U.S. health care system, which, if adopted, could result in direct or indirect restrictions to its business, financial condition, results of operations and cash flow.

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

In his capacity as the co-owner of the real estate entities that lease the land and buildings to our hospital facilities, Dr. Vo, our Chairman, CEO and major shareholder, may have conflicts of interest with the Company and its public stockholders.

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

In addition to its doctor owners, each Real Estate Entity is partially owned or controlled by Dr. Vo, our Chairman, CEO and major stockholder holding approximately 36% of our outstanding Common Stock. As a result, the interests of Dr. Vo, in his capacity as part owner of the Real Estate Entities, may differ from the interests of the Company and its public shareholders, both in the re-negotiation of existing contractual relationships between the Company-owned hospital facilities and the Real Estate Entities and in the establishment of new hospital entities and their respective Real Estate Entities.

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

Each of our Hospital Subsidiaries is a party to term loans and lines of credit guaranteed by Nutex Holdco to finance hospital equipment and related assets, for aggregate borrowings of approximately $34.0 million as of December 31, 2023.

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

Recent healthcare regulations, and other changes in the healthcare industry and in healthcare spending may adversely affect our business, financial condition and results of operations.

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

In addition, the Affordable Care Act (“Act”) ACA, which was enacted in 2010, made major changes in how healthcare is delivered and reimbursed, and it increased access to health insurance benefits to the uninsured and underinsured populations of the United States. Since its enactment, there have been judicial, executive and Congressional challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order initiating a special enrollment period from February 15, 2021 through August 15, 2021 for purposes of obtaining health insurance coverage through the ACA marketplace. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare. It is unclear how other healthcare reform measures enacted by Congress or implemented by the Biden administration or other challenges to the ACA, if any, will impact the ACA or our business.

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

Our common stock is listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share. On May 22, 2023, the Company received a letter from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). As reported on the Company’s current report on Form 8-K dated May 22, 2023, the Company had an initial period of 180 calendar days, or until November 20, 2023, to regain compliance. On November 21, 2023, Nasdaq notified the Company that is has determined that the Company is eligible for an additional 180 calendar day period, or until May 20, 2024, to regain compliance (the “Second Compliance Period”). Nasdaq’s determination is based on the Company’s meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on

The Nasdaq Capital Market with the exception of the Minimum Bid Price Requirement, and the Company’s written notice of its intention to cure the deficiency during the Second Compliance Period by effecting a reverse stock split, if necessary.

If we fail to regain compliance or fail to continue to meet all applicable continued listing requirements for Nasdaq in the future and Nasdaq determines to delist our common stock, we could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;
•	reduced liquidity for our securities;
•	a determination that our Common Stock is a “penny stock,” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;
•	inability to obtain financing to repay debt and fund our operations;
•	a decreased ability to issue additional securities or obtain additional financing in the future; and
•	a limited amount of news and analyst coverage.

We may experience additional ownership dilution as a result of the September 2023 Private Offering

From September 2023 to December 2023, the Company conducted a private offering of convertible notes and warrants to accredited investors (the “Holders”) as defined in Rule 501 under the 1933 Act and issued notes convertible into an aggregate of 13,462,500 shares of common stock at a conversion price of $0.40 per share and warrants to purchase an aggregate of 6,731,250 shares of common stock an exercise price of $0.40 per share. We also issued warrants for the purchase of 4,038,750 shares to the placement agent. The Notes mature on October 31, 2025 and the warrants expire on December 31, 2029. Subsequently, on March 26, 2024, the Company and the Holders agreed to amend the conversion price of the notes and exercise price of the warrants to $0.20 each, resulting in the notes being convertible into 26,925,000 shares of common stock, the warrants exercisable for 13,462,500 shares of common stock and the placement agent warrants exercisable for 8,077,500 shares of common stock.

If a significant number of the Holders choose to exercise their conversion rights, it could result in the issuance of a significant number of additional shares of common stock, diluting the ownership interests of existing shareholders. Assuming a full conversion and exercise, as applicable, the note and warrant holders would receive up to 48,465,000 shares of Common Stock. This dilution could adversely affect the market price of our common stock.

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

We may experience a cash flow and liquidity impact as a result of the 2023 Private Notes and Warrants Offering

The Unsecured Convertible Term Notes bear an annual interest rate of 8% if paid in cash or an annual interest rate of 10% if paid in in the form of common stock. The payment of interest in the form of common stock is at the discretion of the Company. When paid in common stock, the number of shares is equal to the quotient of the total accrued interest due divided by the last reported sale price of the Company’s common stock on the last complete trading day of such quarter. The Unit Holders have the option to convert all or any portion of the unpaid principal and interest outstanding in Common Stock at the conversion price of $0.20 per share. If the Company fails to pay the outstanding principal amount and all accrued interest within 30 days of the maturity date, the interest rate payable is adjusted to 12%.

Our convertible debt instruments require periodic interest payments and the repayment of principal upon maturity. The need to make interest and principal payments can place financial pressure on our company, especially if our financial performance is not sufficient to cover these obligations.

We may experience additional ownership dilution as a result of the January 2024 Equity Offering

On January 25, 2024, we issued to a single healthcare focused institutional investor 66,666,666 shares of common stock and warrants to purchase an additional 66,666,666 shares of common stock at a public offering price of $0.15 per share of common stock and accompanying warrant. While the holder of a warrant is prohibited from exercising any such warrants to the extent that such exercise would result in the number of shares of common stock beneficially owned by such holder and its affiliates exceeding 4.99% (or, upon election by the holder prior to the issuance of any warrants, 9.99%) of the total number of shares of common stock outstanding immediately after giving effect to the exercise, the partial or full exercise of the warrants would cause significant ownership dilution to our existing holders of common stock.

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

If securities or industry analysts do not publish research or publish inaccurate or unfavourable research about our business, the price and trading volume of our securities could decline.

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

Even if our management concludes that our internal control over financial reporting is effective, our independent registered public accounting firm may issue a report that is qualified if it is not satisfied with our controls or the level at which our controls are documented, designed, operated or reviewed.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

Nutex manages cybersecurity and data protection through a continuously evolving framework. The framework allows us to identify, assess and mitigate the risks we face, and assists us in establishing policies and safeguards to protect our systems and the information of those we serve.

Our cybersecurity program is managed by our Information Technology Manager and Chief Operating Officer. The Audit Committee of the Board of Directors has oversight of our cybersecurity program and is responsible for reviewing and assessing the Company’s cybersecurity and data protection policies, procedures and resource commitment, including key risk areas and mitigation strategies. As part of this process, the Audit Committee receives regular updates from the Information Technology Manager and Chief Operating Officer on critical issues related to our information security risks, cybersecurity strategy, supplier risk and business continuity capabilities.

The Company’s framework includes an incident management and response program that continuously monitors the Company’s information systems for vulnerabilities, threats and incidents; manages and takes action to contain incidents that occur; remediates vulnerabilities; and communicates the details of threats and incidents to management, including the Information Technology Manager and Chief Operating Officer, as deemed necessary or appropriate. Pursuant to the Company’s incident response plan, incidents are reported to the Audit Committee, appropriate government agencies and other authorities, as deemed necessary or appropriate, considering the actual or potential impact, significance and scope.

We work to require our third-party partners and contractors to handle data in accordance with our data privacy and information security requirements and applicable laws. We regularly engage with our suppliers, partners, contractors, service providers and internal development teams to identify and remediate vulnerabilities in a timely manner and monitor system upgrades to mitigate future risk, and ensure they employ appropriate and effective controls and continuity plans for their systems and operations.

To ensure that our program is designed and operating effectively, our infrastructure and information systems are audited periodically by internal and external auditors. We will perform regular vulnerability assessments and penetration tests to improve system security and address emerging security threats. Our internal audit team independently assesses security controls against our enterprise policies to evaluate compliance and leverages a combination of auditing and security frameworks to evaluate how leading practices are applied throughout our enterprise. Audit results and remediation progress are reported to and monitored by senior management and the Audit Committee. We also periodically partner with industry-leading cybersecurity firms to assess our cybersecurity program. These assessments complement our other assessment work by evaluating our cybersecurity program as a whole.

We complete an enterprise information risk assessment as part of our overall enterprise information security risk management assessment, which is overseen by our Information Technology Manager and Chief Operating Officer. This risk assessment is a review of internal and external threats that evaluates changes to the information risk landscape to inform the investments and program enhancements to be made in the future to rapidly respond and recover from potential attacks, including rebuild and recovery protocols for key systems. We evaluate our enterprise information security risk to ensure we address any unexpected or unforeseen changes in the risk environment or our systems and the resulting impacts are communicated to the Company’s overall enterprise risk management program.

We believe our Information Technology Manager and Chief Operating Officer have the appropriate knowledge and expertise to effectively manage our cybersecurity program. The Information Technology Manager has 17 years of information technology experience across multiple industries before joining Nutex Health.

As of December 31, 2023, the Company has not identified any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition, but there can be no assurance that any such risk will not materially affect the Company in the future. For further information about the cybersecurity risks we face, and potential impacts, see Part I, Item 1A, “Risk Factors.”

Item 2. Properties

Our principal executive office is located at 6030 S. Rice Ave, Suite C, Houston, Texas 77081. We also maintain corporate offices located at 2455 East Sunrise Blvd. Suite 1204 Fort Lauderdale FL, 33304. Each of these locations is leased. As of December 31, 2023, our hospital division operated 20 micro-hospitals, specialty hospitals and HOPDs in eight states in the U.S. We lease each of these locations. Our population health management division manages two IPAs and two MSOs which operate from leased locations in two states. We believe that our current facilities are in good condition and adequate to meet our operating needs for the present and immediately foreseeable future.

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

Shareholders

As of the date of this report, there are approximately 870 shareholders of record of our common stock based upon our transfer agent’s report. Because many of our shares of common stock are held by brokers and other nominees on behalf of stockholders, including in trust, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have not declared or paid any cash dividends on our common stock. To date we have utilized all available cash to finance our operations. Payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Warrants

At December 31, 2023, there were 20,343,562 warrants outstanding for the purchase of Company common stock. Refer to Note 13 to the consolidated financial statements included in this annual report for additional information relating to outstanding warrants.

Equity Compensation Plans

In 2023, the Company adopted the Amended and Restated Nutex Health Inc. 2023 Equity Incentive Plan (the "2023 Plan"). The 2023 Plan became effective June 29, 2023 upon stockholder approval and amends and restates the Amended and Restated Nutex Health Inc. 2022 Equity Incentive Plan (the "2022 Plan”). The maximum aggregate number of shares that may be issued under the 2023 Plan is the sum of (a) 10,000,000 Shares, and (b) an annual increase on the first day of each calendar year beginning on and including January 1, 2024 and ending on and including January 1, 2033 equal to the lesser of (i) 1% of the aggregate number of shares of Common Stock outstanding on the final day of the immediately preceding calendar year and (ii) such smaller number of Shares as is determined by the Board. A total of 11,013,943 shares were available for issuance under the 2023 Plan at December 31, 2023. Awards granted under the 2023 Plan shall not exceed a ten-year term and may be incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units or performance shares. No more than 20,000,000 Shares may be issued pursuant to the exercise of Incentive Stock Options. The awards are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a four-year period.

At December 31, 2023, there were 4,137,149 options outstanding for the purchase of Common Stock. Refer to Note 12 to the consolidated financial statements included in this annual report for additional information relating to outstanding options.

Recent Sales of Unregistered Securities

From September to December 2023, the Company issued in a private offering exempt from the registration requirements under Section 4(a)(2) of the Securities Act promissory notes convertible into 13,462,500 shares of common stock at a conversion price of $0.40 per share and (b) six-year warrants to purchase up to 6,731,250 shares of common stock at an exercise price of $0.40 per share, as such conversion price and exercise price, respectively, with such conversion and exercise prices reduced by the parties on March 26, 2024 to $0.20 per shares of common stock. The notes mature on October 31, 2025 and the warrants expire on December 31, 2029. On March 26, 2024, the company and the notes and warrant holders agreed to amend the conversion price of the notes and the exercise of the warrants to $0.20 each, resulting in the notes becoming convertible into 26,925,000 shares of common stock and the warrants becoming exercisable for 13,462,500 shares of common stock. In addition, the Company issued to the placement agent warrants to purchase 8,077,500 shares of common stock at the same terms and conditions.

The notes bear an annual interest rate of 8% if paid in cash or an annual interest rate of 10% if paid in the form of common stock. The payment of interest in the form of common stock is at the discretion of the Company. When paid in common stock, the number of shares is equal to the quotient of the total accrued interest due divided by the last reported sale price of the Company’s common stock on the last complete trading day of such quarter. The noteholders have the option, at any time, to convert all or any portion of the unpaid principal and interest outstanding in common stock at the conversion price of $0.40 per share. If the Company fails to pay the outstanding principal amount and all accrued interest within 30 days of the maturity date, the interest rate payable is adjusted to 12%.

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

Explanatory Note

On April 1, 2022, Nutex Health Holdco LLC merged with Clinigence Holdings, Inc., a publicly traded Delaware corporation, which was renamed Nutex Health Inc. after the merger. Immediately prior to the merger, holders of 84% of the aggregate equity interests in subsidiaries and affiliates of Nutex Health Holdco LLC contributed these ownership interests to Nutex Health Holdco LLC in exchange for Nutex Health Holdco LLC equity interests. Immediately thereafter, in the merger, each unit representing an equity interest in Nutex Health Holdco LLC was converted into the right to receive 3.571428575 shares of common stock, or an aggregate of 592,791,712 shares of common stock.

The Merger was accounted for as a reverse business combination under U.S. GAAP. Therefore, Nutex Health Holdco LLC was treated as the accounting acquirer in the merger. Our financial statements presented for periods prior to April 1, 2022 are those of Nutex Health Holdco LLC, as the Company’s predecessor entity. Beginning with the second quarter of 2022, our financial statements are presented on a consolidated basis and include Clinigence.

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

We employ 800 full-time employees, contract 230 doctors at our facilities and partner with over 1,700 physicians within our networks. Our corporate headquarters is based in Houston, Texas. We were incorporated on April 13, 2000 in the state of Delaware.

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

The following tables present the allocation of the transaction price with the patient between the primary patient classification of insurance coverage:

	Year ended December 31,
	2023	2022	2021

Insurance	93%	89%	96%
Self pay	4%	9%	3%
Workers compensation	2%	1%	1%
Medicare/Medicaid	1%	1%	0%
Total	100%	100%	100%

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

Our growth strategy. We plan to expand our operations by entering new market areas either through development of new hospitals, formation of new IPAs or by making acquisitions. We expect to open 5 to 10 new hospital facilities by the end of the year 2025. These facilities are either under construction or in advanced planning stages and will result in our expansion into five new states: Florida, Wisconsin, Ohio, Pennsylvania and Idaho. We anticipate launching one-to-three additional IPAs per year principally in geographic areas around our existing micro-hospitals.

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

After the NSA became effective January 1, 2022, our average payment by insurers of patient claims for emergency services had declined by approximately 30%, including 37% reduction for physician services, at the end of 2022. In 2023, we experienced a 5% improvement from 2022 in emergency services but a 10% reduction for physician services, for an overall impact of 3% increase combined in 2023. In our experience, insurers often initially pay amounts lower than the QPA without regard for other information relevant to the claim. This requires us to make appeals using the IDR process. We submitted 90,000 cases for IDR open negotiation in 2023 and 28,000 cases for IDR open negotiation in 2022, most in the fourth quarter. The IDR process, subsequent appeals and insurance payor delays require extensive administrative time and delays in collections. While we are working within the established processes for IDR, we have had varying successes at achieving collections at or higher than the established QPA.

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

Effective January 1, 2024, in consultation with the Departments of Labor and Health and Human Services, the Internal Revenue Service (IRS) announced the annual increase that health plans must apply to the calculation of the QPA for insurance reimbursements to account for inflation from 2023 to 2024 (Notice 2024-1). Under the No Surprises Act, QPAs are calculated based on median contracted rates for the same or similar service as they existed in 2019. Treasury Regulations direct the IRS to anchor the annual inflationary update in the Consumer Price Index for All Urban Consumers (CPI-U). In Notice 2024-1, the IRS directs health plans to update QPAs in 2024 by an increase of 5.4% over 2023 QPAs. Alternatively, to update 2023 rates, health plans may return to the original 2019 calculation and apply a cumulative update factor to account for the IRS inflationary updates from 2019 to 2024. Under that approach, the cumulative update that must be applied to 2019 base year rates is 20.9%.

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

Following is our results of operations for the periods shown:

	Year ended December 31,
	2023	2022	2021
Revenue:
Hospital division	$218,070,397	$198,508,245	$331,531,311
Population health management division	29,575,919	20,786,061	-
Total revenue	247,646,316	219,294,306	331,531,311
Segment operating income (loss):
Hospital division	36,332,772	15,034,269	179,280,958
Population health management division	(1,558,601)	387,469	-
Total segment operating income	34,774,171	15,421,738	179,280,958
Corporate and other costs:
Facilities closing costs	217,266	-	-
Acquisition costs	43,464	3,885,666	3,553,716
Stock-based compensation	2,835,971	189,581	-
Impairment of assets	29,082,203	-	-
Impairment of goodwill	1,139,297	398,135,038	-
General and administrative expenses	33,229,718	19,810,607	5,462,344
Total corporate and other costs	66,547,919	422,020,892	9,016,060
Interest expense	16,317,869	12,490,260	6,196,026
Other expense (income)	399,182	559,299	(5,422,144)
Income (loss) before taxes	(48,490,799)	(419,648,713)	169,491,016
Income tax expense (benefit)	(5,067,084)	13,090,905	965,731

Net income (loss)	(43,423,715)	(432,739,618)	168,525,285
Less: net income (loss) attributable to noncontrolling interests	2,362,899	(7,959,172)	35,931,957
Net income (loss) attributable to Nutex Health Inc.	$(45,786,614)	$(424,780,446)	$132,593,328

Adjusted EBITDA	$10,827,681	$12,547,923	$145,220,199

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

We reported a net loss attributable to Nutex Health Inc. of $45.8 million, or a loss of $0.07 per share, for 2023 as compared with a net loss attributable to Nutex Health Inc. of $424.8 million, or a loss of $0.67 per share, for 2022. Our 2023 results were principally affected by:

•	A non-cash asset impairment charge of $29.1 million and a non-cash goodwill impairment charge of $1.1 million due to the closures of two facilities in January 2023 and two facilities in January 2024;
•	Increase in revenue primarily related to increased collections and improved acuity;
•	Issuance in March 2023 of 1,000,000 common shares for total expense of $1.9 million to Apollo Medical Holdings, Inc. for IPA managerial services;
•	Higher interest expense in 2023 principally as a result of the Yorkville Pre-paid Advance issuance;
•	Higher overall costs in general and administrative costs due primarily to increased corporate staffing and support to meet the Company’s public company obligations.

Adjusted EBITDA for 2023 was $10.8 million as compared to $12.5 million for 2022. Refer to Non-GAAP Financial Measures discussed below for a definition and reconciliation of Adjusted EBITDA. The items affecting revenue and start-up costs of four new hospitals in 2023 contributed significantly to the decline in Adjusted EBITDA in the 2023 period.

A discussion of our segment results is included below.

Hospital Division. Our revenue for 2023 totaled $218.1 million as compared to $198.5 million for 2022, an increase of 10% caused by an increase in collection amounts, offset by a decrease in the number of patient visits. The following table shows the number of patient visits during the periods:

	Year ended December 31,
	2023	2022
Patient visits:
Hospital	144,058	161,014

Total revenue increased $19.6 million in 2023 from 2022 primarily due to increase in improved collections and higher patient acuity, offset by a 11% drop in COVID related visits.

In 2022, the average payment by insurers for patient claims for emergency services declined by approximately 30% compared to prior periods principally because of the NSA compared to prior periods.

The hospital division’s operating income was $36.3 million during 2023, up 142% as compared $15.0 million in the same period of 2022. Our operating income for 2023 was positively affected by an increase in net revenue. We have made significant progress with the IDR process for both the NSA (Federal) as well as the Texas Department of Insurance, resulting in higher average payments in 2023 as compared to 2022. Our operating income was adversely impacted by $1.4 million due to the opening of four new locations in 2023. Start-up and operating expenses at new facilities often exceed our revenue at these facilities until they achieve stabilized volumes of patient visits.

Population Health Management Division. We completed our reverse business combination with Clinigence in April 2022. Legacy Clinigence’s operations are reported as the population health management division. Our total revenue for 2023 for this division was $29.6 million consisting of capitation revenue of $25.4 million, management fees of $2.9 million and SaaS revenue of $1.3 million. The increase in revenue is attributed to three quarters of revenues being reported in 2022 due to the reverse merger versus a full year of revenues in 2023, contributing $7.0 million of the increase. The remaining increase is attributed to increases in capitation revenue in 2023. Capitation revenue is recognized by our consolidated VIE, AHISP. We do not have an equity interest in this VIE but consolidate it since we are the primary beneficiary of its operations under our management services contract with them. We also earn management fees under our management services contracts with other IPAs and MSOs which are reported as revenue.

The population health management division had $1.6 million of operating loss for 2023 driven by losses in our MSOs and technology platform. Strategically, we are focused on the growth of this division principally through the addition of new independent physician associations and have staffed our organization to manage larger numbers of such organizations. In August 2023, we completed the acquisition of two IPAs in Florida.

Real Estate Division. This division reports the operations of consolidated Real Estate Entities where we provide guarantees of their indebtedness or are co-borrowers. During the second quarter of 2022, we deconsolidated 17 Real Estate Entities after the third-party lenders released our guarantees of associated mortgage loans. During 2023, we deconsolidated one Real Estate Entity after the third-party lenders released our guarantees of associated mortgage loans.

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

At December 31, 2023, two Real Estate Entities continue to be consolidated in our financial statements. We expect that hospitals we open in the future may be leased from new Real Estate Entities which may be owned in whole or part by related parties. Third-party lenders to these entities may require that we provide a guarantee or become co-borrowers under mortgage indebtedness financings for such facilities. In such instances, we may be required to consolidate these new Real Estate Entities in our financial statements as VIEs.

Corporate and other costs. Corporate and other costs in 2023 included general and administrative expenses totaling $33.2 million, impairment losses of $30.2 million due to facility closures and stock-based compensation of $2.2 million. Our corporate costs for 2022 included general and administrative costs of $19.8 million, acquisition costs for the reverse business combination with Clinigence totaling $3.9 million and a non-cash impairment charge reducing goodwill totaling $398.1 million. General and administrative costs increased $13.4 million attributed to increases in payroll ($8.0 million) and professional services ($1.6 million) as the Company increased corporate staffing to support the Company’s public company obligations. General and administrative costs include our executive management, accounting, human resources, corporate technology, insurance and professional fees.

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

Nonoperating items

Interest expense. Interest expense totaled $16.3 million in 2023 as compared with $12.5 million for 2022. The increase was due to addition of finance leases and debt for new facilities ($2.2 million), Yorkville amortization and payments ($1.9 million) and September 2023 Private Offering amortization ($0.2 million) offset by no interest payments as a result of the paydown of East Valley debt. This includes interest expense associated with the mortgage indebtedness of consolidated Real Estate Entities, interest expense on outstanding term notes and lines of credit for financing operating equipment and working capital needs, interest expense for financing leases and the accretion costs related to the conversion of notes assumed in the Clinigence transaction.

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

At the time of our merger with Clinigence, Clinigence had a full valuation allowance against its deferred tax assets. For the year ended December 31, 2022 we recorded a non-cash benefit of $2.4 million to income tax expense to remove the acquired valuation allowance after we concluded that the associated deferred tax assets would be realizable.

Each of the discrete items above, as well as the non-deductible goodwill impairment expense recognized in 2023 and 2022, are one-time, non-cash items.

As of December 31, 2023, a valuation allowance was established against the net deferred tax asset because the Company determined it was more likely than not that future earnings will not be sufficient to realize the corresponding tax benefits. In determining the appropriate valuation allowance, the Company considered the projected realization of tax benefits based on expected levels of future taxable income, available tax planning strategies and reversals of existing taxable temporary differences.

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

Adjusted EBITDA for 2022 was $12.5 million as compared $145.2 million for 2021. Refer to Non-GAAP Financial Measures discussed below for a definition and reconciliation of Adjusted EBITDA. The items affecting revenue and start-up costs of two new hospitals in 2022 contributed significantly to the decline in Adjusted EBITDA in the 2022 period.

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

The population health management division had $0.4 million of operating income for 2022 since completion of the reverse business combination. Strategically, we are focused on the growth of this division principally through the addition of new independent physician associations and have staffed our organization to manage larger numbers of such organizations.

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

Liquidity and Capital Resources

As of December 31, 2023, we had $22.0 million of cash and equivalents, compared to $34.3 million of cash and equivalents at December 31, 2022.

Significant sources and uses of cash during 2023.

Sources of cash:

•	Cash from operating activities was $1.3 million.
•	We received net proceeds of $6.1 million from borrowings under notes payable, lines of credit and convertible notes. Summary of net proceeds:
•	We received $12.6 million in net proceeds from the Yorkville PPA;
•	We received $5.4 million in proceeds from the September 2023 Convertible Debt Issuance;
•	We paid down a portion of $18.1 million in lines of credit and notes payable.
•	Non-controlling members made cash capital contributions of $0.3 million.

Uses of cash:

•	Capital expenditures were $9.5 million.
•	We made distributions to noncontrolling interest owners totaling $5.2 million.
•	Cash associated with deconsolidated Real Estate Entity totaled $1.0 million.

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

Indebtedness. The Company’s indebtedness at December 31, 2023 is presented in Item 8, “Financial Statements – Note 8 – Debt” and our lease obligations are presented in Item 8, “Financial Statements—Note 9 – Leases.”

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

Certain outstanding debt arrangements require minimum debt service coverage ratios and other financial covenants. At December 31, 2023, we were not in compliance with the debt service coverage ratio for term loan with an outstanding balance of $0.3 million. This balance has been included in current liabilities. At December 31, 2023, we had remaining availability of $1.4 million under outstanding lines of credit.

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

In connection with the execution of the Yorkville agreement, the Company issued 1,356,318 shares of Common Stock to the Investor as a commitment fee, in a private transaction exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

Under the Agreement, issuances of Common Stock may be suspended upon the occurrence of customary events, including the unavailability of the resale registration statement. The Company has the right at any time for any reason to terminate the Agreement.

Off-Balance Sheet Arrangements

As of December 31, 2023, we had no material off-balance sheet arrangements.

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

	Year ended December 31,
	2023	2022	2021
Reconciliation of net income (loss) attributable to Nutex Health Inc. to Adjusted EBITDA:
Net income (loss) attributable to Nutex Health Inc.	$(45,786,614)	$(424,780,446)	$132,593,328
Depreciation and amortization	17,591,572	13,131,374	7,662,464
Interest expense, net	16,317,869	12,490,260	6,196,026
Income tax expense	(5,067,084)	13,090,905	965,731
Allocation to noncontrolling interests	(5,546,263)	(4,837,514)	(5,751,066)
EBITDA	(22,490,520)	(390,905,421)	141,666,483
Facility closing costs	217,266	-	-
Acquisition costs	43,464	3,885,666	3,553,716
Stock-based compensation	2,835,971	189,581	-
Rescission of warrant exercise	-	1,243,059	-
Impairment of assets	29,082,203	-	-
Impairment of goodwill	1,139,297	398,135,038	-
Adjusted EBITDA	$10,827,681	$12,547,923	$145,220,199

	Three months ended	Three months ended
	December 31, 2023	December 31, 2022
	Unaudited	Unaudited
Reconciliation of net income (loss) attributable to Nutex Health Inc. to Adjusted EBITDA:
Net loss attributable to Nutex Health Inc.	$(31,617,897)	$(14,752,177)
Depreciation and amortization	4,682,724	3,271,861
Interest expense, net	4,236,553	2,862,071
Income tax expense	(2,998,554)	1,805,176
Allocation to noncontrolling interests	(2,045,390)	(392,290)
EBITDA	(27,742,564)	(7,205,359)
Stock-based compensation	637,159	54,166
Rescission of warrant exercise	-	1,243,059
Impairment of assets	29,082,203	-
Impairment of goodwill	1,139,297	-
Adjusted EBITDA	$3,116,095	$(5,908,134)

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

Construction in Progress. The Company regularly is in the process of constructing new facilities. Generally, our hospital facilities are responsible for the leasehold buildout and equipment while the associated Real Estate Entity procures the land, if any, and constructs a new or remodeled facility. Costs incurred to construct assets which will ultimately be classified as fixed assets are capitalized and classified in our financial statements as construction in progress until construction is completed and the asset is available for use. Once the asset is available for use, it is reclassified as another category of fixed assets and depreciated across its useful life.

Goodwill Impairment. We test goodwill for impairment at least annually by comparing the estimated fair values of our reporting units to their respective carrying values. We use an income method to estimate the fair value of these assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants and include the amount and timing of future cash flows (including expected growth rates and profitability). Estimates utilized in the projected cash flows include consideration of macroeconomic conditions, overall category growth rates, competitive activities, Company business plans and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.

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

The estimated fair value of our long-term debt approximates the carrying amount at December 31, 2023 due to its relatively short maturity. To mitigate the impact of fluctuations in interest rates, we generally target our debt portfolio to be maintained at fixed rates.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

Based on this assessment, the following material weaknesses have been identified:

●	The Company had ineffective design, implementation, and operation controls over logical access, program change management, and vendor management controls:
1)	appropriate restrictions that would adequately prevent users from gaining inappropriate access to the financially relevant systems.
2)	IT program and data changes affecting the Company’s financial IT applications and underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT systems were complete and accurate. Automated process-level and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.
3)	key third party service provider SOC reports were obtained and reviewed.

●	Business process controls across all financial reporting processes were not effectively designed and implemented to properly address the risk of material misstatement, including controls without proper segregation of duties between preparer and reviewer and key management review controls.

●	Ineffective design and implementation of controls over the completeness and accuracy of information included in key spreadsheets supporting the financial statements.

Each of these material weaknesses is further described in Part II, Item 9A. Management has concluded that, based on applying the COSO criteria, as of December 31, 2023, the Company’s internal control over financial reporting was not effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We have made progress towards remediation and continue to implement our remediation plan. See the “Remediation of Material Weakness” caption in Part II, Item 9A for further information.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and Board of Directors of

Nutex Health Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Nutex Health, Inc. (the “Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations, changes in equity and cash flows for each of the three years in the period ended December 31 2023, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the 3 years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) ("PCAOB"), the Company's internal control over financial reporting as of December 31, 2023, based on the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in 2013 and our report dated March 28, 2024 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting because of the existence of material weaknesses.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audit[s] included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provide a reasonable basis for our opinion.

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

March 28, 2024

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

ON INTERNAL CONTROL OVER FINANCIAL REPORTING

To the Shareholders and Board of Directors of

Nutex Health Inc.

Adverse Opinion on Internal Control over Financial Reporting

We have audited Nutex Health, Inc (the “Company”) internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weaknesses described in the following paragraph on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

A material weakness is a control deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. The following material weaknesses have been identified and included in “Management's Annual Report on Internal Control Over Financial Reporting”:

●	The Company had ineffective design, implementation, and operation of controls over logical access, program change management, and vendor management controls:
1)	appropriate restrictions that would adequately prevent users from gaining inappropriate access to the financially relevant systems.
2)	IT program and data changes affecting the Company’s financial IT applications and underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT systems were complete and accurate. Automated process-level and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.
3)	key third party service provider SOC reports were obtained and reviewed.

●	Business process controls across all financial reporting processes were not effectively designed and implemented to properly address the risk of material misstatement, including controls without proper segregation of duties between preparer and reviewer and key management review controls.

●	Ineffective design and implementation of controls over the completeness and accuracy of information included in key spreadsheets supporting the financial statements.

These material weaknesses were considered in determining the nature, timing and extent of audit tests applied in our audit of the fiscal December 31, 2023 consolidated financial statements, and this report does not affect our report dated March 28, 2024 on those financial statements.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets as of  December 31, 2023 and 2022 and the related consolidated statements of operations, changes in equity, and cash flows for each of the three years in the period ended December 31, 2023 of the Company and our report dated March 28, 2024 expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company's management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Marcum llp

Marcum llp

Houston, Texas

March 28, 2024

NUTEX HEALTH INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$22,002,056	$34,255,264
Accounts receivable	58,624,301	57,777,386
Accounts receivable - related parties	4,152,068	538,183
Inventories	3,390,584	3,533,285
Prepaid expenses and other current assets	2,679,394	1,869,806
Total current assets	90,848,403	97,973,924
Property and equipment, net	81,387,649	82,094,352
Operating right-of-use assets	11,853,082	20,466,632
Financing right-of-use assets	176,146,329	192,591,624
Intangible assets, net	20,512,636	21,191,390
Goodwill, net	17,066,263	17,010,637
Other assets	431,135	423,426

Total assets	$398,245,497	$431,751,985

Liabilities and Equity
Current liabilities:
Accounts payable	$18,899,196	$23,614,387
Accounts payable - related parties	6,382,197	3,915,661
Lines of credit	3,371,676	2,623,479
Current portion of long-term debt	10,808,721	12,546,097
Operating lease liabilities, current portion	1,579,987	1,703,014
Financing lease liabilities, current portion	4,315,979	4,219,518
Accrued expenses and other current liabilities	12,955,296	6,240,813
Total current liabilities	58,313,052	54,862,969
Long-term debt, net	26,314,733	23,051,152
Operating lease liabilities, net	15,479,639	19,438,497
Financing lease liabilities, net	213,886,213	203,619,756
Deferred tax liabilities	5,145,754	10,452,211
Total liabilities	319,139,391	311,424,585

Commitments and contingencies (Note 10)

Equity:
Common stock, $0.001 par value; 950,000,000 shares authorized; 676,679,911 and 650,223,840 shares issued and outstanding as of December 31, 2023 and December 31, 2022, respectively	676,680	650,224
Additional paid-in capital	469,849,049	458,498,402
Accumulated deficit	(409,072,539)	(363,285,925)
Nutex Health Inc. equity	61,453,190	95,862,701
Noncontrolling interests	17,652,916	24,464,699
Total equity	79,106,106	120,327,400

Total liabilities and equity	$398,245,497	$431,751,985

See accompanying notes to the consolidated financial statements.

NUTEX HEALTH INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2023	2022	2021
Revenue:
Hospital division	$218,070,397	$198,508,245	$331,531,311
Population health management division	29,575,919	20,786,061	-
Total revenue	247,646,316	219,294,306	331,531,311

Operating costs and expenses:
Payroll	108,377,938	111,785,110	93,523,438
Contract services	42,349,982	35,913,441	17,050,957
Medical supplies	14,151,140	12,118,893	12,514,367
Depreciation and amortization	17,591,572	13,131,374	7,662,464
Other	30,401,513	30,923,750	21,499,127
Total operating costs and expenses	212,872,145	203,872,568	152,250,353

Gross profit	34,774,171	15,421,738	179,280,958

Corporate and other costs:
Facilities closing costs	217,266	-	-
Acquisition costs	43,464	3,885,666	3,553,716
Stock-based compensation	2,835,971	189,581	-
Impairment of assets	29,082,203	-	-
Impairment of goodwill	1,139,297	398,135,038	-
General and administrative expenses	33,229,718	19,810,607	5,462,344
Total corporate and other costs	66,547,919	422,020,892	9,016,060

Operating income (loss)	(31,773,748)	(406,599,154)	170,264,898

Interest expense, net	16,317,869	12,490,260	6,196,026
Other expense (income)	399,182	559,299	(5,422,144)
Income (loss) before taxes	(48,490,799)	(419,648,713)	169,491,016

Income tax expense (benefit)	(5,067,084)	13,090,905	965,731

Net income (loss)	(43,423,715)	(432,739,618)	168,525,285

Less: net income (loss) attributable to noncontrolling interests	2,362,899	(7,959,172)	35,931,957

Net income (loss) attributable to Nutex Health Inc.	$(45,786,614)	$(424,780,446)	$132,593,328

Earnings (loss) per common share
Basic	$(0.07)	$(0.67)	$0.22
Diluted	$(0.07)	$(0.67)	$0.22

See accompanying notes to the consolidated financial statements.

NUTEX HEALTH INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock		Additional Paid-in	Retained Earnings	Noncontrolling	Total
	Shares	Amount	Capital	(Accumulated Deficit)	Interests	Equity

Balance at January 1, 2021	592,791,712	592,792	$9,724,053	$81,413,211	$55,638,769	$147,368,825
Contributions	-	-	2,018,838	-	19,734,935	21,753,773
Distributions	-	-	-	(111,690,916)	(32,647,007)	(144,337,923)
Deconsolidation of Kyle Assets, LLC	-	-	-	-	(1,728,950)	(1,728,950)
Net income	-	-	-	132,593,328	35,931,957	168,525,285
Balance at December 31, 2021	592,791,712	592,792	$11,742,891	$102,315,623	$76,929,704	$191,581,010
Reverse acquisition with Clinigence	50,961,109	50,961	436,449,305	-	194,747	436,695,013
Deconsolidation of Real Estate Entities	-	-	-	(6,466,946)	(32,336,946)	(38,803,892)
Notes payable converted to common stock	3,474,430	3,475	5,381,897	-	-	5,385,372
Common stock issued for exercise of warrants	2,147,252	2,147	4,116,994	-	-	4,119,141
Common stock issued for exercise of options	312,019	312	644,662	-	-	644,974
Rescission of warrant exercise	(819,000)	(819)	(25,572)	-	-	(26,391)
Equity financing agreement Lincoln Park Capital Fund, LLC	1,356,318	1,356	(1,356)	-	-	-
Stock-based compensation	-	-	189,581	-	-	189,581
Contributions	-	-	-	-	4,513,867	4,513,867
Distributions	-	-	-	(34,354,156)	(16,877,501)	(51,231,657)
Net loss	-	-	-	(424,780,446)	(7,959,172)	(432,739,618)
Balance at December 31, 2022	650,223,840	$650,224	$458,498,402	$(363,285,925)	$24,464,699	$120,327,400
Deconsolidation of Real Estate Entities	-	-	-	-	(4,258,133)	(4,258,133)
Common stock issued for exercise of warrants	1,268,327	1,268	(1,268)	-	-	-
Common stock issued to Apollo Medical Holding Inc.	1,000,000	1,000	1,899,000	-	-	1,900,000
Common stock issued for Employee Stock Purchase Plan	77,242	77	14,211	-	-	14,288
Common stock issued for acquisition	2,541,511	2,542	902,692	-	-	905,234
Debt conversion to common stock	21,357,603	21,358	6,196,379	-	-	6,217,737
Stock-based compensation	211,388	211	935,756	-	-	935,967
Warrants issued with convertible debt	-	-	1,403,877	-	-	1,403,877
Contributions	-	-	-	-	298,032	298,032
Distributions	-	-	-	-	(5,214,581)	(5,214,581)
Net income (loss)	-	-	-	(45,786,614)	2,362,899	(43,423,715)
Balance at December 31, 2023	676,679,911	$676,680	$469,849,049	$(409,072,539)	$17,652,916	$79,106,106

See accompanying notes to the consolidated financial statements.

NUTEX HEALTH INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2023	2022	2021
Cash flows from operating activities:
Net income (loss)	$(43,423,715)	$(432,739,618)	$168,525,285
Adjustment to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	17,591,572	13,131,374	7,662,464
Debt accretion expense	1,209,981	1,952,829	50,273
Impairment of assets	29,082,203	-	-
Impairment of goodwill	1,139,297	398,135,038	-
Stock-based compensation expense	2,835,971	189,581	-
Rescission of warrant exercise expense	-	561,651	-
Other income - gain on PPP loan forgiveness	-	-	(5,546,597)
Deferred tax expense (benefit)	(5,707,323)	4,996,209	-
(Gain) loss on lease termination	58,210	-	(109,494)
Non-cash lease expense	131,582	64,143	97,578
Changes in operating assets and liabilities:
Accounts receivable	(969,761)	56,622,133	(5,392,614)
Accounts receivable - related party	(3,613,885)	1,454,934	(1,229,940)
Inventories	142,701	(719,107)	(1,088,489)
Prepaid expenses and other current assets	(817,297)	(1,419,139)	(233,114)
Accounts payable	(4,715,101)	10,018,100	6,365,978
Accounts payable - related party	2,466,536	(329,155)	(97,985)
Accrued expenses and other current liabilities	5,845,481	(1,311,865)	4,429,141
Net cash from operating activities	1,256,452	50,607,108	173,432,486

Cash flows from investing activities:
Acquisitions of property and equipment	(9,496,832)	(14,632,414)	(36,926,591)
Acquired cash in reverse acquisition with Clinigence	-	12,716,228	-
Payments for acquisitions of businesses, net of cash acquired	(703,893)	-	-
Cash related to deconsolidation of Real Estate Entities	(1,039,157)	(2,421,212)	(48,853)
Net cash from investing activities	(11,239,882)	(4,337,398)	(36,975,444)

Cash flows from financing activities:
Proceeds from lines of credit	2,340,911	2,623,479	-
Proceeds from notes payable	16,952,905	815,881	19,614,372
Proceeds from convertible notes	4,909,864	-	-
Repayments of lines of credit	(1,592,714)	(72,055)	(864,659)
Repayments of notes payable	(16,479,512)	(7,237,094)	(20,715,235)
Repayments of finance leases	(3,484,683)	(1,721,224)	(1,255,486)
Payment of debt issuance costs	-	-	(47,875)
Rescission of warrant exercise	-	(588,042)	-
Common stock issued for exercise of warrants	-	4,119,141	-
Common stock issued for exercise of options	-	644,974	-
Members' contributions	298,032	4,513,867	21,753,773
Members' distributions	(5,214,581)	(51,231,657)	(144,337,923)
Net cash from financing activities	(2,269,778)	(48,132,730)	(125,853,033)
Net change in cash and cash equivalents	(12,253,208)	(1,863,020)	10,604,009
Cash and cash equivalents - beginning of the year	34,255,264	36,118,284	25,514,275
Cash and cash equivalents - end of the year	$22,002,056	$34,255,264	$36,118,284

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

We employ 800 full-time employees, contract 230 doctors at our facilities and partner with over 1,700 physicians within our networks. Our corporate headquarters is based in Houston, Texas. We were incorporated on April 13, 2000 in the state of Delaware.

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

Inventories. Inventories comprise of medical supplies and pharmaceuticals used at the Company’s facilities. Inventories are measured at lower of cost or net realizable value, which includes the weighted average cost of medical supplies and pharmaceuticals. The carrying amount is assessed for net realizable value.

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

On September 30, 2022, we determined that the estimated fair value of our population health management division reporting unit (representing the assets of Clinigence Holdings Inc. acquired in the reverse business combination) was less than its carrying value. Therefore, we conducted a second step of the goodwill impairment test to determine the implied fair value of the reporting unit's goodwill. In this analysis, we allocated the fair value of the reporting unit to identifiable assets and liabilities of the reporting unit. The residual fair value after this allocation was compared to the goodwill balance with the excess goodwill charged to expense. Based on this analysis, we recognized a non-cash impairment charge of $398.1 million, to reduce the carrying amount of goodwill for the population health management division reporting unit.

We recognized an impairment loss of $1.1 million in a reporting unit within our Hospital Division in the fourth quarter of 2023 for the pending closure of a facility. The closure was made in January 2024 (see Note 21). There was no other impairment of goodwill in 2023.

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

Long-lived assets. The Company assesses the valuation of components of its property and equipment and other long-lived assets whenever events or circumstances indicate that the carrying value might not be recoverable. The Company bases its evaluation on indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such factors indicate that the carrying amount of an asset or asset group may not be recoverable, the Company determines whether an impairment has occurred by analyzing an estimate of undiscounted future cash flows at the lowest level for which identifiable cash flows exist. If the estimate of undiscounted cash flows during the estimated useful life of the asset is less than the carrying value of the asset, the Company recognizes a loss for the difference between the carrying value of the asset and its estimated fair value, generally measured by the present value of the estimated cash flows. Long-lived assets are depreciated using the straight-line method over their estimated useful lives.

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

Leases. Leases are capitalized on the Company’s balance sheet through recognition of a liability for the discounted present value of future fixed lease payments and a corresponding right-of-use (“ROU”) asset. The ROU asset recorded at commencement of the lease represents the right to use the underlying asset over the lease term in exchange for the lease payments. When readily determinable, the Company uses the interest rate implicit in a lease to determine the present value of future lease payments. For leases where the implicit rate is not readily determinable, the Company’s incremental borrowing rate is utilized. The Company calculates its incremental borrowing rate upon commencement of a lease, using a model that uses the U.S. Department of Treasury daily treasury yield curve and a rate spread suitable for the Company to estimate the rate of interest the Company would have to pay to borrow an amount equal to the total lease payments on a collateralized basis over a term similar to the lease. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants. Short-term leases which have an initial term of 12 months or less and do not have an option to purchase the underlying asset that is deemed reasonably certain to be exercised, are not recorded on the balance sheet. Rent expense for these short-term leases is recognized on a straight-line basis over the lease term, or when incurred if a month-to-month lease.

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

The Company accounts for convertible debt that does not meet the criteria for equity treatment as a liability at amortized cost using the effective interest method. The Company classifies convertible debt based on the re-payment terms and conditions. Any discounts on the convertible debt and costs incurred upon issuance of the convertible debt are amortized to interest expense over the terms of the related convertible debt.

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

Except for the initial valuation of intangible assets in connection with business combinations and the impairments of goodwill discussed above, there were no assets or liabilities that were re-measured at fair value on a non-recurring basis during the periods presented.

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

We file tax returns in the U.S. and various state jurisdictions. With few exceptions, our returns for periods prior to 2018 are no longer subject to examination by tax authorities in these jurisdictions. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. If a tax position meets the “more likely than not” recognition criteria, accounting guidance requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement. We record income tax related interest and penalties, if any, as a component in the provision for income tax expense.

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

Reclassifications. Financial statements presented for prior periods include reclassifications that were made to conform to the current year presentation. The reclassifications has no effect on prior year results.

Recent accounting pronouncements.

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07 (“ASU 2023-07”) – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The update applies to all public entities that are required to report segment information in accordance with Topic 280. We will be required to report segment information in accordance with the new guidance starting in the annual periods beginning after December 15, 2023. We are assessing the potential impact of this update and will make additional segment disclosures upon adoption.

In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The update is effective for annual periods beginning after December 15, 2024. We are assessing the potential impact of this update.

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

The intangible assets denoted above each have definite lives ranging from 5 to 16 years and consisted of member and customer relationships, management contracts, tradename/trademarks and developed technology. Valuation techniques and the inputs used to arrive at each intangible asset’s fair value were as follows:

●	Member and customer relationships – Valued using the multi-period excess earnings method. Inputs included attrition rate (between 3.5% to 10.5%), discount rate (13.0%) and financial projections provided by management.
●	Management contracts – Valued using the income method. Inputs included renewal rate (90.0%), discount rate (14.0%) and financial projections provided by management.
●	Tradename/Trademarks – Valued using the relief from royalty method with inputs including royalty savings (between 0.5% to 3.0%), discount rate (13.0% to 14.0%) and financial projections provided by management.
●	Developed technology – Valued using the relief from royalty method with inputs including royalty savings (11.5%), discount rate (15.0%) and financial projections provided by management.

Goodwill was recognized for the expected synergies and benefits from combining the operations, resources and technologies of Nutex and Clinigence and the future growth potential and profitability of Clinigence. Goodwill arising from the reverse business combination is not tax-deductible.

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

The supplemental pro forma financial information for the periods presented is as follows:

	Year ended December 31,
	2022	2021

Revenue	$225,503,481	$350,325,094
Net income (loss) attributable to Nutex Health Inc.	(439,130,596)	119,763,791

The pro forma adjustment included in the pro forma loss above included $14.2 million of one-time stock-based compensation expense related to the merger transaction. Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the period presented and is not intended to be a projection of future results.

2023 Acquisitions

In the third quarter of 2023, the Company acquired two Florida based IPAs for $0.8 million in cash, $0.8 million in Company shares, $0.3 million due to earn-out determined in the fourth quarter of 2023, and contingent consideration of up to $0.4 million in cash and $0.5 million in Company shares if the acquired IPAs meet Medicare Lives thresholds in 2024 and 2025. Substantially all of the total purchase consideration was allocated to goodwill and identified intangible assets. The acquired IPAs are reported within our Population Health Management division. Management considers these acquisitions to be immaterial.

Note 4 – Revenue

We disaggregate revenue from contracts with customers into types of services or products, consistent with our reportable segments, as follows:

	Year ended December 31,
	2023	2022	2021
Hospital Division:
Net patient service revenue	$216,329,291	$197,254,222	$331,531,311
Management fees	1,741,106	1,254,023	-
Total Hospital Division revenue	218,070,397	198,508,245	331,531,311

Population Health Management Division:
Capitation revenue, net	25,402,973	15,493,432	-
Management fees	2,913,248	4,346,763	-
SaaS revenue	1,259,698	945,866	-
Total Population Health Management Division revenue	29,575,919	20,786,061	-
Total revenue	$247,646,316	$219,294,306	$331,531,311

Net patient service revenue. We receive payment for facility services rendered by us from federal agencies, private insurance carriers, and patients. The Physician LLCs receive payment for doctor services from these same sources. On average, greater than 93% of our net patient service revenue is paid by insurers, federal agencies, and other non-patient third parties. The remaining revenues are paid by our patients in the form of copays, deductibles, and self-payment. We generally operate as an out-of-network provider and, as such, do not have negotiated reimbursement rates with insurance companies.

The following tables present the allocation of the transaction price with the patient between the primary patient classification of insurance coverage:

	Year ended December 31,
	2023	2022	2021

Insurance	93%	89%	96%
Self pay	4%	9%	3%
Workers compensation	2%	1%	1%
Medicare/Medicaid	1%	1%	0%
Total	100%	100%	100%

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

Contract balances. Deferred revenue is presented within accrued liabilities as current liabilities and totaled $0.1 million as of December 31, 2023 and 2022. We expect to recognize revenue for these amounts within the next twelve months.

Note 5 - Property and Equipment

The principal categories of property and equipment are summarized as follows:

	Useful	December 31,
	Life (years)	2023	2022

Buildings and improvements	39	$9,878,325	$8,521,996
Land	-	4,401,888	3,721,576
Leasehold improvements	10-39	27,606,383	28,855,239
Construction in progress	-	12,845,631	19,389,329
Medical equipment	10	33,519,026	28,744,664
Office furniture and equipment	7	3,698,874	2,860,680
Computer hardware and software	5	6,066,520	1,713,434
Vehicles	5	135,590	135,590
Signage	10	1,576,475	1,163,722
Total cost		99,728,712	95,106,230
Less: accumulated depreciation		(18,341,063)	(13,011,878)
Total property and equipment, net		$81,387,649	$82,094,352

We deconsolidated 17 Real Estate Entities in 2022 and one Real Estate Entity in 2023. Refer to Note 19.

Depreciation and amortization of property and equipment for the years ended December 31, 2023, 2022 and 2021 totaled $6.0 million, $4.9 million and $5.3 million, respectively. Due to the closures of two facilities in January 2023 and two facilities in January 2024, we recorded an impairment loss of $3.8 million as the carrying value of the fixed assets associated with the facilities exceeded the fixed assets’ fair value.

Note 6 – Intangible Assets

The following tables provide detail of the Company’s intangible assets:

	Weighted Average	Gross	Accumulated	Net Carrying
As of December 31, 2023	Useful Life (in years)	Carrying Amount	Amortization	Amount
Amortizing intangible assets:
Member relationships	15	$18,491,000	$2,015,772	$16,475,228
Management contracts	16	2,021,000	221,047	1,799,953
Customer contracts	15	914,000	106,633	807,367
Trademarks	7-12	1,426,795	262,557	1,164,238
PHP technology	5	409,000	143,150	265,850
Total		$23,261,795	$2,749,159	$20,512,636

As of December 31, 2022
Amortizing intangible assets:
Member relationships	15	$16,899,000	$844,950	$16,054,050
Management contracts	16	2,021,000	94,734	1,926,266
Customer contracts	15	914,000	45,700	868,300
Trademarks	7-12	1,425,000	112,525	1,312,475
PHP technology	5	409,000	61,350	347,650
Indefinite life intangible - license	-	682,649	-	682,649
Total		$22,350,649	$1,159,259	$21,191,390

Amortization of intangible assets for the years ended December 31, 2023, 2022 and 2021 totaled $1.6 million, $1.2 million and $0, respectively. Due to the closure of a facility in January 2024, we recorded an impairment loss of $0.7 million as the carrying value of the facility’s license was greater than the license’s fair value. The following is the estimated aggregated amortization expense for each of the five succeeding fiscal years:

Year ended December 31,	Amount

2024	$1,651,812
2025	1,651,812
2026	1,651,812
2027	1,590,462
2028	1,570,012
Thereafter	12,396,726
Total Intangible Assets	$20,512,636

Note 7 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2023	2022

Accrued wages and benefits	$6,590,710	$4,235,167
Accrued other	6,364,586	2,005,646
Total accrued expenses and other current liabilities	$12,955,296	$6,240,813

Note 8 – Debt

The Company’s outstanding debt is shown in the following table:

	Maturity	Interest	December 31,
	Dates	Rates	2023	2022

Term loans secured by all assets	01/2024 - 12/2028	4.15 - 7.71%	$7,030,613	$11,341,934
Term loans secured by property and equipment	01/2024 - 10/2028	3.59 - 10.00%	10,562,207	9,299,197
Line of credit secured by all assets	01/2024 - 09/2024	4.00 - 8.00%	3,371,675	2,623,479
Term loans of consolidated Real Estate Entities	05/2028 - 03/2037	2.84 - 5.75%	13,005,019	15,068,920
Unsecured convertible term notes	10/2025	8.00 - 10.00%	5,384,990	-
Pre-paid advance (convertible debt)	03/2024	0.00%	3,078,302	-
Total			42,432,806	38,333,530
Less: unamortized issuance costs and discount			1,937,676	112,802
Less: short-term lines of credit			3,371,676	2,623,479
Less: current portion of long-term debt			10,808,721	12,546,097
Total long-term debt			$26,314,733	$23,051,152

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

Certain outstanding debt arrangements require minimum debt service coverage ratios and other financial covenants. At December 31, 2023, we were not in compliance with the debt service coverage ratio for one term loan with an outstanding balance of $0.3 million. This balance has been included in current liabilities. At December 31, 2023, we had remaining availability of $1.4 million under outstanding lines of credit.

Pre-Paid Advance Agreement (convertible debt).

On April 11, 2023, the Company entered into a Pre-Paid Advance Agreement (the “PPA”) with YA II PN, Ltd. (“Yorkville”) pursuant to which the Company requested an advance of $15.0 million from Yorkville a “Pre-Paid Advance”) purchased by Yorkville at 90% of the face amount. Interest accrued on the outstanding balance of the Pre-Paid Advance at an annual rate equal to 0% subject to an increase to 15% upon events of default described in the PPA. The Pre-Paid Advance has a maturity date of 12 months from the Pre-Paid Advance Date.

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

As a result of the Pre-Paid Advance, the Company (i) issued 21.4 million shares of Common Stock to Yorkville, reducing the principal of initial Pre-Paid Advance to $7.0 million, (ii) made Optional Prepayments of $5.2 million in accordance with the PPA, consisting of $4.9 million of principal and $0.3 million attributed to the Payment Premium and (iii) paid off in full the remaining outstanding balance of the PPA on January 30, 2024 and the parties terminated the Yorkville PPA on February 15 2024. See Note 21.

As of December 31, 2023, the net carrying amount of the PPA is $3.0 million and is presented in current portion of long-term debt within the condensed consolidated balance sheet as of December 31, 2023. The net carrying amount of $3.0 million is composed of $3.1 million in principal and $(0.1) million in unamortized discount and debt issuance costs.

Interest expense incurred under the PPA for the year ended December 31, 2023 was $1.9 million, which was the result of the amortization and reductions due to conversions and repayments. The effective interest rate for the PPA for the year ended December 31, 2023 was 19.4%.

September 2023 Convertible Debt Issuance.

From September 2023 to December 2023, the Company conducted a private offering of convertible notes (“Unsecured Convertible Term Notes”) and six-year warrants (“Warrants”) to accredited investors (the “Holders”) as defined in Rule 501 under the 1933 Act and issued Unsecured Convertible Term Notes convertible into an aggregate of 13,462,500 shares of common stock at a conversion price of $0.40 per share and Warrants to purchase an aggregate of 6,731,250 shares of common stock at an exercise price of $0.40 per share. We also issued Warrants for the purchase of 4,038,750 shares to the placement agent. The Unsecured Convertible Term Notes mature on October 31, 2025 and the Warrants expire on December 31, 2029.

Subsequently, on March 26, 2024, the Company and the Holders agreed to amend the conversion price of the Unsecured Convertible Term Notes and exercise price of the Warrants to $0.20 each, resulting in the Unsecured Convertible Term Notes being convertible into 26,925,000 shares of common stock, the Warrants exercisable for 13,462,500 shares of common stock and the placement agent Warrants exercisable for 8,077,500 shares of common stock. See Note 21 – Subsequent Events.

The Unsecured Convertible Term Notes bear an annual interest rate of 8% if paid in cash or an annual interest rate of 10% if paid in the form of common stock. The payment of interest in the form of common stock is at the discretion of the Company. When paid in common stock, the number of shares is equal to the quotient of the total accrued interest due divided by the last reported sale price of the Company’s common stock on the last complete trading day of such quarter. The Holders have the option, at any time, to convert all or any portion of the unpaid principal and interest outstanding in common stock at the conversion price of $0.40 per share. If the Company fails to pay the outstanding principal amount and all accrued interest within 30 days of the maturity date, the interest rate payable is adjusted to 12%.

The Company appointed Emerson Equity LLC as placement agent for the September 2023 Private Offering. Per the Placement Agent Agreement, the Company agrees to pay (i) a cash commission equal to 10% of the gross proceeds and (ii) warrants to purchase a number of Common Stock equal to 20% of the total number of shares issuable upon conversion or exercise of the Unsecured Convertible Term Notes and Warrants, as applicable..

During the year ended December 31, 2023, the Company received net cash proceeds of $4.9 million, comprising of $5.4 million in gross proceeds less $0.5 million in placement agent fees paid in cash, recognized as debt issuance costs. The net cash proceeds after the placement agent fees were allocated between the Unsecured Convertible Term Notes and Warrants based on their relative fair values. The fair value of the warrants (a level 3 measurement) was determined using a Black-Scholes Option Pricing model. Key assumptions included a risk-free interest rate of 4.60%, historical volatility of 123.8% and expected term of the warrants of six years. A total of $0.7 million was recorded as equity for the warrants issued to Unit Holders and recognized as debt discount. Warrants issued to Emerson, also recorded as equity, was valued at $0.7 million and is recognized as debt discount. The total discount and debt issuance cost on the Unsecured Convertible Term Notes totaled $1.9 million and is amortized to interest expense over the period until maturity. The net carrying amount of the Unsecured Convertible Term Notes was $3.6 million as of December 31, 2023 and the weighted average effective interest rate on the convertible debt is 21.5%. The Unsecured Convertible Term Notes interest expense was

$0.2 million for the year ending December 30, 2023, comprising of $0.1 million in amortization expense and $0.1 million in accrued interest expense.

Convertible notes payable. We assumed $5.4 million principal of convertible notes payable of Clinigence outstanding at the merger date. The convertible notes payable were fully converted into 3,474,430 shares of common stock at a conversion price of $1.55 per share before their maturity on July 31, 2022. Debt discount totaling $1.7 million was accreted from April 1, 2022 to the maturity date (July 31, 2022) of the convertible notes payable.

Scheduled Maturities. Maturities of our long-term debt are as follows:

Year ended December 31,	Amount

2024	$14,180,397
2025	10,625,294
2026	4,456,427
2027	5,503,419
2028	2,387,407
Thereafter	5,279,862
Total	$42,432,806

Note 9 – Leases

We have entered into hospital property, office and equipment rental agreements with various lessors including related parties. The following tables disclose information about our leases of property and equipment:

	Year ended December 31,
	2023	2022	2021

Operating lease cost	$2,656,800	$2,969,789	$2,390,650

Finance lease cost:
Amortization of right-of-use assets	$10,052,616	$7,120,266	$2,390,546
Interest on lease liabilities	12,100,495	9,952,783	2,183,979
Total finance lease cost	$22,153,111	$17,073,049	$4,574,525

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,479,120	$2,778,767	$2,302,074
Operating cash flows from finance leases	12,131,011	9,952,783	2,183,979
Financing cash flows from finance leases	3,495,222	1,721,224	1,255,486
Net cash paid for amounts included in the measurement of lease liabilities	$18,105,352	$14,452,774	$5,741,539

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$51,435	$-	$13,992,943
Finance leases	25,449,227	23,603,317	31,110,148
Total right-of-use assets obtained in exchange for lease obligations	$25,500,662	$23,603,317	$45,103,091

Weighted average remaining lease term (years):
Operating leases	9	10	11
Finance leases	21	13	18

Weighted average discount rate:
Operating leases	5%	4%	4%
Finance leases	8%	3%	5%

Due to the closures of two facilities in January 2023 and two facilities in January 2024, we remeasured the one lease associated with a facility, recording a reduction to financing lease liabilities and financing right-of-use assets of $11.4 million in the fourth quarter of 2023. After remeasurement, we recognized an impairment loss of $24.6 million in the fourth quarter of 2023 for the remaining carrying value of the right-of-use assets associated with the four facilities.

	Operating leases		Finance leases
Minimum lease payments for the next five years:	Third-parties	Related parties	Third-parties	Related parties

2024	$1,998,680	$342,538	$1,386,197	$16,143,080
2025	2,040,700	352,814	1,195,783	16,408,446
2026	1,942,910	363,399	1,225,678	16,679,603
2027	1,925,245	374,301	1,256,320	16,958,263
2028	1,972,126	385,530	20,969,917	17,241,294
Thereafter	6,668,926	3,122,140	19,682,189	356,429,939
Total minimum lease payments	16,548,587	4,940,722	45,716,084	439,860,625
Less interest	(3,118,608)	(1,311,075)	(28,994,797)	(238,379,720)
Total lease liabilities	$13,429,979	$3,629,647	$16,721,287	$201,480,905

Note 10 – Commitments and Contingencies

Litigation. The Company, its consolidated subsidiaries or VIEs may be named in various claims and legal actions in the normal course of business. Based upon counsel and management’s opinion, the outcome of such matters is not expected to have a material adverse effect on the consolidated financial statements.

Note 11 – Employee Benefit Plans

The Company’s employees are eligible to participate in the 401(k) Savings Plan. There are no restrictions in eligibility to contribute to the 401(k) Savings Plan. Salary deferrals are allowed in amounts up to 100% of an eligible employee’s salary, not to exceed the maximum allowed by law. Two facilities contribute discretionary matches up to 5-6% of employees’ salaries. For the years ended December 31, 2023, 2022 and 2021, the two facilities did not make significant discretionary contributions to the employee plan.

Note 12 – Stock-based Compensation

In 2022, the Company adopted the Amended and Restated Nutex Health Inc. 2022 Equity Incentive Plan (the "2022 Plan"). The maximum aggregate number of shares that may be issued under the 2022 Plan is 5,000,000 shares, subject to increases on January 1st of each calendar year through January 1, 2027 of up to 5% annually at the discretion of the compensation committee of our Board of Directors. A total of 1,248,072 shares of common stock, par value $0.001 per share (“Common Stock”) of the Company were available for issuance under the 2022 Plan at December 31, 2023. On June 29, 2023, the stockholders of the Company approved the Amended and Restated Nutex Health Inc. 2023 Equity Incentive Plan (the “2023 Plan”) and an additional 8,751,928 new shares of Common Stock were made available for issuance under the 2023 Plan, which replaces the 2022 Plan. On December 31, 2023, a total of 11,013,943 shares of Common Stock were available for issuance under the 2023 Plan.

Awards granted under the 2023 Plan may be incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units or performance shares. The awards are granted at an exercise price equal to the fair market value on the date of grant.

Obligations for under-construction and ramping hospitals. Under the terms of the Contribution Agreements, contributing owners of the under-construction hospitals and ramping hospitals (as determined on April 1, 2022) are eligible to receive a one-time additional issuance of Company common stock.

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

For the year ended December 31, 2023, we recognized $0.6 million in stock-based compensation expense and additional paid-in capital based on our current estimates of future obligations to the contributing owners.

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

Options. Clinigence had 6,500,010 options for the purchase of our common stock outstanding as of the merger date, all of which were fully vested and exercisable. The following table summarizes stock-based awards activity:

			Weighted Average
	Options	Weighted Average	Remaining Contractual
	Outstanding	Exercise Price	Life (Years)

Options outstanding at April 1, 2022 merger date	6,500,010	$2.30	6.62
Options exercised	(312,019)	2.08
Options cancelled	(1,040,221)	2.75
Options outstanding at December 31, 2022	5,147,770	$2.32	7.60
Options exercised	-	-
Options cancelled	(1,010,621)	2.28
Options outstanding at December 31, 2023	4,137,149	$2.24	6.94

The 1,010,621 options cancelled in the fourth quarter of 2023 were held by former directors or employees of Clinigence who decided to not extend the expiration of their options.

Options outstanding as of December 31, 2023 consisted of:

Expiration	Number	Number	Exercise
Date	Outstanding	Exercisable	Price

January 27, 2027	90,000	90,000	$1.50
May 11, 2027	260,000	260,000	1.50
June 9, 2027	25,000	25,000	2.55
January 28, 2028	90,000	90,000	1.61
January 27, 2030	181,194	181,194	1.50
June 30, 2030	107,056	107,056	1.45
August 4, 2029	10,120	10,120	5.56
January 28, 2031	1,000,000	1,000,000	1.61
February 28, 2031	200,000	200,000	2.00
September 9, 2031	1,934,779	1,934,779	2.75
September 9, 2031	164,000	164,000	2.75
December 17, 2031	75,000	75,000	3.50
Total	4,137,149	4,137,149

Restricted Stock Units. On April 1, 2023, the Company issued 604,158 Restricted Stock Units (“RSUs”), valued at $0.6 million to certain employees. Total of 214,719 RSU Common Shares vested on April 1, 2023, another 194,719 common shares will vest on March 1, 2024 and another 194,719 common shares will vest on March 1, 2025.

For grants of restricted stock units, we recognize compensation expense over the applicable vesting period equal to the fair value of our common stock at grant date. Grants of restricted stock units generally vest one third per year on each of the first three anniversaries of the grant date. The following table summarizes the changes in restricted stock units during the year ended December 31, 2023.

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share

Non-vested awards, January 1, 2023	—	—
Granted	604	$1.01
Vested	(215)	1.01
Non-vested awards, December 31, 2023	389	$1.01

As of December 31, 2023, we estimate $0.3 million of unrecognized compensation cost related to restricted stock units issued to our employees to be recognized over the weighted-average vesting period of 1.0 years.

Employee Stock Purchase Plan. In May 2023, the Board of Directors adopted the 2023 Employee Stock Purchase Plan (“2023 ESPP”), which was subsequently approved by the Company’s stockholders and became effective in June 2023. The 2023 ESPP authorizes the initial issuance of up to 5,000,000 shares of the Company’s common stock to eligible employees, who are entitled to purchase shares of common stock equal to 85% of the closing price on the purchase date with accumulated payroll deductions. During the year ending December 31, 2023, the Company issued 77,242 shares under the ESPP.

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

●	At the time of the Merger, Clinigence had 50,961,109 common shares outstanding. These amounts are shown as issued by us in the presentation of consolidated financial statements as the accounting acquiror.
●	In March 2023, we issued 1,000,000 common shares to Apollo Medical Holdings, Inc. for IPA managerial services. We recognized $1.9 million of stock-based compensation expense for this issuance. This expense should have been recognized on December 31, 2022. However, we consider this expense not material for revision and thus, it is presented as an out-of-period adjustment in the 2023 financial statements.
●	On August 1, 2023, we issued 2,541,511 shares of common stock in connection with the acquisition of two Florida IPAs. See Note 3 for discussion of 2023 Acquisitions.
●	Throughout 2023, we issued 21,357,603 shares of common stock to Yorkville for PPA share conversions.

Common Stock Warrants. Clinigence had 12,401,240 common stock warrants outstanding as of the merger date. As of December 31, 2023, as part of the September 2023 Private Offering, the Company issued warrants to Unit Holders to purchase 10,770,000 shares of Common Stock at a strike price of $0.40 for a period of six years. These warrants were outstanding but not yet exercised as of December 31, 2023. Warrant activity follows:

			Weighted Average
	Warrants	Weighted Average	Remaining Contractual
	Outstanding	Exercise Price	Life (years)

Warrants outstanding at April 1, 2022 merger date	12,401,240	$2.04	4.65
Warrants exercised	(2,187,225)	2.27
Warrants cancellation of exercised	819,000	1.55
Warrants outstanding at December 31, 2022	11,033,015	$1.96	3.80
Warrants issued	10,770,000	0.40
Warrants exercised	(1,456,453)	1.55
Warrants expired	(3,000)	25.00
Warrants outstanding at December 31, 2023	20,343,562	$1.16	4.42

Warrants outstanding as of December 31, 2023 consisted of:

Expiration	Number	Number	Exercise
Date	Outstanding	Exercisable	Price

December 31, 2024	554,873	554,873	$6.67
October 31, 2025	16,250	16,250	1.25
October 31, 2025	1,566,451	1,566,451	1.55
February 26, 2026	288,235	288,235	4.00
July 31, 2026	2,532,900	2,532,900	1.55
May 31, 2027	4,614,853	4,614,853	1.75
September 30, 2029	1,237,500	1,237,500	0.40
October 31, 2029	4,293,750	4,293,750	0.40
November 30, 2029	387,500	387,500	0.40
December 31, 2029	4,851,250	4,851,250	0.40
Total	20,343,562	20,343,562

Note 14 – Income Taxes

Income tax expense consisted of the following:

	Year ended December 31,
	2023	2022	2021
Current taxes:
Federal	$(187,842)	$6,396,753	$-
State	828,067	1,682,682	965,731
Deferred taxes:
Federal	(4,156,778)	4,292,445	-
State	(1,550,531)	719,025	-
Total income tax expense	$(5,067,084)	$13,090,905	$965,731

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

At the time of our merger with Clinigence, Clinigence had a full valuation allowance against its deferred tax assets. For the year ended December 31, 2022 we recorded a non-cash benefit of $2.4 million to income tax expense to remove the acquired valuation allowance after we concluded that the associated deferred tax assets would be realizable.

Each of the discrete items above, as well as the non-deductible goodwill impairment expense recognized in 2023 and 2022, are one-time, non-cash items.

The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes were as follows:

	Year ended December 31,
	2023	2022	2021

Income taxes computed at the federal statutory rate	$(10,183,068)	$(88,126,230)	$35,593,113
Effect of:
State taxes, net of federal benefits	(2,565,163)	(17,962,513)	965,731
Income of flow-through entities	(420,119)	(2,185,760)	(35,593,113)
Change in tax status of Nutex Health Holdco LLC	-	21,312,374	-
Change in valuation allowance	7,481,880	-	-
Reversal of acquired Clinigence valuation allowance	-	(2,393,178)	-
Non-deductible goodwill impairment expense	458,750	100,682,261	-
Other, net	160,636	1,763,951	-
Total income tax expense	$(5,067,084)	$13,090,905	$965,731

Deferred tax assets and liabilities were as follows:

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$3,814,961	$1,713,060
Capital loss carryforwards	1,344,478	-
Accrued liabilities	784,969	626,730
Financing leases	11,780,288	4,090,455
Stock-based compensation	393,442	-
Interest expense limitation	845,940	-
Other	523,980	2,533,271
Total deferred tax assets	19,488,058	8,963,516
Deferred tax liabilities:
Cash to accrual adjustments	(4,914,654)	(7,938,712)
Property and equipment	(6,726,315)	(6,018,796)
Intangible assets	(5,164,445)	(5,458,219)
Other	(346,517)	-
Total deferred tax liabilities	(17,151,931)	(19,415,727)
Net deferred tax liabilities before valuation allowance	2,336,126	(10,452,211)
Valuation allowance	(7,481,880)	-
Net deferred tax liabilities	$(5,145,754)	$(10,452,211)

As of December 31, 2023, the Company had federal net operating loss carryforwards of $15.0 million and state net operating loss carryforwards of $8.1 million. These have no expiration. The Company also has a capital loss carryover of $6.4 million, that expires in 2025.

As of December 31, 2023, a valuation allowance was established against the net deferred tax asset because the Company determined it was more likely than not that future earnings will not be sufficient to realize the corresponding tax benefits. In determining the appropriate valuation allowance, the Company considered the projected realization of tax benefits based on expected levels of future taxable income, available tax planning strategies and reversals of existing taxable temporary differences.

Note 15 – Earnings per Share

The following is the computation of earnings (loss) per basic and diluted share:

	Year ended December 31,
	2023	2022	2021
Amounts attributable to Nutex Health Inc.:
Numerator-
Net income (loss) attributable to common stockholders	$(45,786,614)	$(424,780,446)	$132,593,328

Denominator:
Weighted average shares used to compute basic and diluted EPS	661,247,959	634,877,629	592,791,712

Earnings (loss) per share:
Basic	$(0.07)	$(0.67)	$0.22
Diluted	$(0.07)	$(0.67)	$0.22

The computation of diluted earnings per common share excludes the exercise of 4,137,149 common stock options, 21,803,015 warrants, 389,439 restricted stock units and 2,433,908 common stock issuable upon conversion of outstanding convertible debt for the year ended December 31, 2023. The computation of diluted earnings per common share excludes the exercise of 2,335,402 common stock options and 4,212,724 warrants for the year ended December 31, 2022. The dilutive effect of convertible debt was calculated using the if-converted method, whereas the dilutive effect of the assumed exercise of outstanding options and warrants was calculated using the treasury stock method.

Note 16 - Supplemental Cash Flows Information

	Year ended December 31
	2023	2022	2021
Cash paid for interest	$1,639,044	$4,622,106	$4,102,167
Cash paid for income taxes	849,358	8,233,000	335,340
Non-cash investing and financing activities:
Financed capital expenditures	7,935,898	18,473,184	-
Acquisition of financing leases	25,449,227	23,603,317	31,110,148
Modification of warrant	-	561,651	-
Reverse acquisition with Clinigence	-	436,695,013	-
Exercise of warrants on a cashless basis	1,268	-	-
Deconsolidation of Real Estate Entities	(4,258,133)	(38,803,892)	-
Debt converted to common stock	6,217,737	5,385,372	-
Warrants issued with convertible debt	1,403,877	-	-
Payment for acquisition in common stock	905,234	-	-
Rescission of warrant exercise	-	(26,391)	-

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

Reportable segment information, including intercompany transactions, is presented below:

	Year ended December 31,
	2023	2022	2021
Revenue from external customers:
Hospital division	$218,070,397	$198,508,245	$331,531,311
Population health management division	29,575,919	20,786,061	-
Total revenue	$247,646,316	$219,294,306	$331,531,311

Segment operating income (loss):
Hospital division	$36,332,772	$15,034,269	$179,280,958
Population health management division	(1,558,601)	387,469	-
Total segment operating income (loss)	$34,774,171	$15,421,738	$179,280,958

Capital expenditures:
Hospital division	$9,496,832	$5,926,119	$13,660,343
Real estate division	-	8,706,295	23,266,248
Total capital expenditures	$9,496,832	$14,632,414	$36,926,591

Revenue from inter-segment activities:
Real estate division	$(799,850)	$269,699	$10,471,333

Depreciation and amortization:
Hospital division	$15,940,716	$11,967,649	$7,624,816
Population health management division	1,647,417	1,162,864	-
Real estate division	3,439	861	37,648
Total depreciation and amortization	$17,591,572	$13,131,374	$7,662,464

	December 31,
	2023	2022
Assets:
Hospital division	$278,635,841	$314,085,287
Population health management division	83,647,378	77,825,753
Real estate division	35,962,278	39,840,945
Total Assets	$398,245,497	$431,751,985

Note 18 – Related Party Transactions

Related party transactions included the following:

●	The Physician LLCs employ the doctors who work in our hospitals. We have no direct ownership interest in these entities but they are owned and, in some instances, controlled by related parties including our CEO, Dr. Thomas Vo. The Physician LLCs are consolidated by the Company as VIEs because they do not have significant equity at risk, and we have historically provided support to them in the event of cash shortages and received the benefit of their cash surpluses.

In connection with the merger with Clinigence, we forgave certain amounts due from Physician LLCs for past advances made by us in support of their operations. We recognized net expense of $1.5 million in the three months ended March 31, 2022 as general and administrative expense in the consolidated statements of operations. No such expense was recognized subsequently.

The Physician LLCs had outstanding obligations to their member owners, who are also Company stockholders, totaling $4.3 million at December 31, 2023, $2.1 million at December 31, 2022 and $2.7 million at December 31, 2021 are reported within accounts payable – related party in our consolidated balance sheets.

●	Most of our hospital division facilities are leased from real estate entities which are owned by related parties. These leases are typically on a triple net basis where our hospital division is responsible for all operating costs, repairs and taxes on the facilities. Our obligations under these leases are presented in Note 9. During the years ended December 31, 2023, 2022 and 2021, we made cash payments for these lease obligations totaling $15.7 million, $13.0 million and $10.7 million, respectively.

●	We consolidate Real Estate Entities as VIEs when they do not have sufficient equity at risk and our hospital entities are guarantors or co-borrowers under their outstanding mortgage loans. The consolidated Real Estate Entities have mortgage loans payable to third parties which are collateralized by the land and buildings. We have no direct ownership interest in these entities but they are owned and, in some instances, controlled by related parties including our CEO. We deconsolidated 17 Real Estate Entities in 2022 and one Real Estate Entity in 2023 after the third-party lenders released our guarantees of associated mortgage loans. At December 31, 2023, two Real Estate Entities continue to be consolidated in our financial statements.

In connection with the merger with Clinigence, we forgave certain amounts due from Real Estate Entities for past advances made by us. We recognized net expense totaling $0.6 million in the three months ended March 31, 2022 as other expense in the consolidated statements of operations. No such expense was recognized subsequently.

●	Accounts receivable – related party included $4.1 million at December 31, 2023 and $0.5 million at December 31, 2022 due from noncontrolling interest owners of consolidated hospital facilities.

●	Micro Hospital Holding LLC, an affiliate controlled by our CEO, made advances to one of our hospital facilities, SE Texas ER. These advances totaled $1.4 million at December 31, 2023 and 2022 and are reported as accounts payable – related party in our consolidated balance sheets. The advances have no stated maturity and bear no interest.

●	Accounts payable – related party in our consolidated balance sheets included $0.9 million at December 31, 2023 and $0.1 million at December 31, 2022 for reimbursement of expenses incurred on our behalf.

●	We provide managerial services to emergency centers owned and, in some instances, controlled by related parties including an entity controlled by our CEO. We recognized $0.5 million, $1.2 million, and $1.8 million of managerial fees within the hospital division in the years ended December 31, 2023, 2022 and 2021, respectively, for these services.

●	Two of our hospital facilities are obligated under managerial services agreements with related parties commencing in 2022. Payments under these agreements totaled $0.5 million and $1.7 million for the years ended December 31, 2023 and 2022, respectively.

Note 19 – Variable Interest Entities

The following tables provide the balance sheet amounts for consolidated VIEs:

	December 31, 2023
	Real Estate	Physician	AHISP
	Entities	LLCs	IPA

Current assets	$138,342	$8,074,928	$8,473,486
Property and equipment, net	-	3,668	65,277
Other long-term assets	33,089,636	-	36,452

Total assets	$33,227,978	$8,078,596	$8,575,215

Current liabilities	38,510	5,648,516	8,575,215
Long-term liabilities	12,959,171	-	-

Total liabilities	12,997,681	5,648,516	8,575,215

Equity	20,230,297	2,430,080	-

Total liabilities and equity	$33,227,978	$8,078,596	$8,575,215

	December 31, 2022
	Real Estate	Physician	AHISP
	Entities	LLCs	IPA

Current assets	$3,466,811	$6,915,710	$6,641,448
Property and equipment, net	16,726,986	3,668	-
Other long-term assets	19,647,148	-	16,553,040

Total assets	$39,840,945	$6,919,378	$23,194,488

Current liabilities	2,326,335	4,831,617	23,163,808
Long-term liabilities	15,019,633	-	30,680

Total liabilities	17,345,968	4,831,617	23,194,488

Equity	22,494,977	2,087,761	-

Total liabilities and equity	$39,840,945	$6,919,378	$23,194,488

The assets of each of the hospital facilities may only be used to settle the liabilities of that entity or its consolidated VIEs and may not be required to be used to settle the liabilities of any of the other hospital facilities, other VIEs, or corporate entity. Additionally, the assets of corporate entities cannot be used to settle the liabilities of VIEs. The Company has aggregated all of the Physician LLCs and Real Estate Entities for each VIE would not add more useful information.

Real Estate Entities are consolidated by the Company as VIEs because they do not have sufficient equity at risk and our hospital entities are guarantors of their outstanding mortgage loans. We have been working with the third-party lenders to remove our guarantees of their outstanding mortgage loans. As these guarantees are released, the associated Real Estate Entity no longer qualifies as a VIE and is deconsolidated. Since the second quarter of 2022, we deconsolidated 18 Real Estate Entities. There was no gain or loss on the deconsolidation of these entities.

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

Note 20 – Quarterly Financial Data (Unaudited)

The following table presents statements of operations financial data for the fourth quarter ended December 31, 2023, third quarter ended September 30, 2022, which was retrospectively changed, and for the fourth quarter ended December 31, 2022:

	Year ended December 31, 2023	Year ended December 31, 2022
	Q4	Q3 (1)	Q4

Total revenue	$69,669,473	$28,395,058	$53,724,073

Total operating costs and expenses	56,456,161	54,863,504	53,193,749

Gross profit (loss)	13,213,312	(26,468,446)	530,324

Corporate and other costs:
Stock-based compensation expense	637,159	-	-
Impairment of assets	29,082,203	-	-
Impairment of goodwill	1,139,297	398,135,038	-
General and administrative expenses	8,499,550	4,077,255	6,309,235
Total corporate and other costs	39,358,209	402,212,293	6,309,235

Operating loss	(26,144,897)	(428,680,739)	(5,778,911)

Interest expense, net	4,236,553	3,402,606	2,862,071
Other expense (income)	328,461	(630,450)	212,426
Loss before taxes	(30,709,911)	(431,452,895)	(8,853,408)

Income tax expense (benefit)	(2,998,554)	(8,543,880)	1,805,176

Net loss	(27,711,357)	(422,909,015)	(10,658,584)

Less: net income (loss) attributable to noncontrolling interests	3,906,540	(10,722,749)	4,093,593

Net loss attributable to Nutex Health Inc.	$(31,617,897)	$(412,186,266)	$(14,752,177)

Loss per common share
Basic	$(0.05)	$(0.63)	$(0.02)
Diluted	$(0.05)	$(0.63)	$(0.02)

(1)	As discussed in Note 3, we made a retrospective change in the valuation of options and warrants assumed by us as part of the total consideration in the merger with Clinigence. This change reduced the fair value of consideration paid and goodwill arising from the reverse business combination by $10.3 million.

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

January 2024 Equity Offering

In January 2024, the Company entered into a securities purchase agreement with an institutional investor whereby the investor agreed to purchase 66,666,666 shares of common stock and warrants to purchase up to an aggregate of 66,666,666 shares of common stock at a purchase price of $0.15 per share and will expire five years following the date of issuance. Maxim Group LLC is the placement agent for the offering. Total gross proceeds from the offering $10.0 million. After deducting placement agent expenses, net proceeds from the offering is $9.3 million.

Pre-Paid Advance Agreement with Yorkville

In January 2024, the Company issued 1,773,645 shares of Common Stock to Yorkville for the conversion of $0.3 million in principal. In addition, the Company paid off in full the remaining principal amount of the Yorkville PPA. The amount paid to Yorkville consisted of $2.7 million of principal and $0.2 million of premium in respect of prepaying the principal. No amounts were due to Yorkville on January 31, 2024.

Hospital Closings

In January 2024, the Company closed two Texas-based micro-hospitals in our hospital division. The estimated closing costs include employee severance totaling approximately $0.2 million which will be recognized in the first quarter of 2024.

Amendment to September 2023 Private Offering

On March 26, 2024 the Company amended the terms of the September 2023 Private Offering. The Conversion Price of the Unsecured Convertible Term Notes was amended to $0.20 per share and the exercise price of the Warrants was amended to $0.20 per shares. All other terms and provisions of the Unsecured Convertible Term Notes and the Warrants were not affected and remain in full force and effect.

* * * * *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of December 31, 2023. Based on this evaluation, the Company concluded that our disclosure controls and procedures were ineffective as of December 31, 2023 due to the material weakness identified as described below.

Material Weaknesses. In connection with the preparation of the Company’s annual consolidated financial statements, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

Based on this assessment, the following material weaknesses have been identified:

●	The Company had ineffective design, implementation, and operation controls over logical access, program change management, and vendor management controls:
1)	appropriate restrictions that would adequately prevent users from gaining inappropriate access to the financially relevant systems.
2)	IT program and data changes affecting the Company’s financial IT applications and underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT systems were complete and accurate. Automated process-level and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.
3)	key third party service provider SOC reports were obtained and reviewed.

●	Business process controls across all financial reporting processes were not effectively designed and implemented to properly address the risk of material misstatement, including controls without proper segregation of duties between preparer and reviewer and key management review controls.

●	Ineffective design and implementation of controls over the completeness and accuracy of information included in key spreadsheets supporting the financial statements.

Management has concluded that, based on applying the COSO criteria, as of December 31, 2023, the Company’s internal control over financial reporting was not effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Remediation Plans. These material weaknesses did not result in a material misstatement of the Company’s consolidated financial statements for the periods presented. In 2023, the Company started the process of designing and implementing effective internal control measures to remediate the reported material weaknesses. The Company’s efforts included implementing a new enterprise-wide system to reduce reliance on manual processes and spreadsheets supporting the financial statements. Additionally, the Company engaged an accounting firm in 2023 to assist in the proper design, implementation and testing of internal controls over financial reporting. We added key senior management positions including a Chief Operating Officer and made additions to our accounting and financial reporting teams throughout 2023.

While we believe that these efforts will continue to improve our internal control over financial reporting, our remediation efforts are ongoing and will require validation and testing of the design and operating effectiveness of internal controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the remaining material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weakness in our internal control over financial reporting.

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

Item 9B. Other Information

Trading Arrangements. During the fiscal quarter ended December 31, 2023, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Items 408(a) and 408(c) of Regulation S-K) for the purchase or sale of the Company’s securities.

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

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(b) Exhibits:

		Incorporated by Reference (File No. 000-53862)
Exhibit No	Description	Form	Exhibit	File Date
2.1	Agreement and Plan of Merger, dated as of February 25, 2021 by and among the Registrant, AHP, Merger Sub, and the Signing Stockholder	8- K	2.1	Mar. 2, 2021
2.2	Agreement and Plan of Merger, dated as of February 25, 2021 by and among the Registrant, AHA, and Merger Sub	8-K	2.3	Mar. 2, 2021
2.3	Agreement and Plan of Merger dated as of November 23, 2021 among Clinigence Holdings, Inc., Nutex Acquisition LLC, Nutex Health Holdco LLC, Micro Hospital Holding LLC (solely for the purposes of certain Sections ), Nutex Health LLC (solely for the purposes of certain Sections) and Thomas T. Vo in his capacity as the Nutex Representative	8-K	99.1	Nov. 24, 2021
2.4	Agreement and Plan of Merger dated effective as of October 21, 2021, by and between Clinigence Holdings, Inc., Clinigence Procare Health, Inc., Procare Health, Inc. Anh Nguyen and Tram Nguyen	8-K	2.1	Oct. 21, 2021
2.5	Form of Contribution Agreement (Under Construction Hospitals) as of November 23, 2021 by and among Nutex Health Holdco LLC and the owners listed on the signature pages thereto	10-Q	2.5	Aug. 22, 2022
2.6	Form of Contribution Agreement (Ramping Hospitals) as of November 23, 2021 by and among Nutex Health Holdco LLC and the owners listed on the signature pages thereto	10-Q	2.6	Aug. 22, 2022
2.7	Form of Contribution Agreement (Mature Hospitals) as of November 23, 2021 by and among Nutex Health Holdco LLC and the owners listed on the signature pages thereto	10-Q	2.7	Aug. 22, 2022
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	July 5, 2023
3.2	Second Amended and Restated Bylaws	8-K	3.2	Apr. 4, 2022
4.1	Note Purchase Agreement dated May 15, 2019.	10-K	4.1	May 14, 2020
4.2	Form of Convertible Promissory Note dated November 18, 2019	8-K	10.2	Nov. 22. 2019
4.3	Form of Warrant November 18, 2019	8-K	10.3	Nov. 22. 2019
4.4	2019 Omnibus Equity Incentive Plan	S-8 (333-267710)	10.2	Sep. 30, 2022
4.5	Amended and Restated Nutex Health Inc. 2022 Equity Incentive Plan	S-8 (333-267710)	10.1	Sep. 30, 2022
4.6	Description of Common Stock	10-Q	4.6	Aug. 22, 2022
4.7	Registration Rights Agreement dated as of April 1, 2022 by and among Nutex Health Inc. and the stockholders of Nutex Health Holdco LLC set forth on Schedule A thereto	Schedule 13D	99.2	Apr. 11, 2022
4.8	Amendment No. 1 dated as of July 1, 2022 to Registration Rights Agreement dated as of April 1, 2022	10-Q	4.9	Aug. 22, 2022
4.9	Registration Rights Agreement dated as of November 14, 2022 between Nutex Health Inc. and Lincoln Park Capital Fund, LLC	8-K	10.2	Nov. 18, 2022
4.10	Amended and Restated Nutex Health Inc. 2023 Equity Incentive Plan	Schedule 14A	Appendix A	May 19, 2023
4.11	Nutex Health Inc. 2023 Employee Stock Purchase Plan	8-K	10.2	July 5, 2023
4.12*	Form of 8% Convertible Promissory Note due October 31, 2025
4.13*	Form of Stock Purchase Warrant expiring December 31, 2029
4.14	Form of Common Stock Purchase Warrant	8-K	4.1	Jan. 24,2024
10.1	Master Services Agreement dated as of February 25, 2021 by and between AHA Management, Inc. and AHPIPA	8-K	2.2	Mar. 2, 2021
10.2	Intellectual Property Asset Purchase Agreement, dated as of May 27, 2020 by and among the Registrant, Clinigence Health, AHA, and AHA Analytics	8-K	2.1	Jun. 3, 2020
10.3	Intellectual Property License Agreement, dated as of May 27, 2020 by and between Clinigence Health and AHA Analytics	8-K	2.2	Jun. 3, 2020
10.4	Managed Services Agreement, dated as of May 27, 2020 by and between Clinigence Health and AHA Analytics	8-K	2.3	Jun. 3, 2020

10.5	Securities Purchase Agreement between Clinigence Holdings, Inc. and Apollo Medical Holdings, Inc. dated as of September 21, 2021	8-K	3.02	Oct. 1, 2021
10.6	Form of Board of Directors Agreement	8-K	10.1	Apr. 26, 2022
10.7	Employment Agreement between Thomas T. Vo and Clinigence Holdings, Inc. (to be renamed Nutex Health Inc.) dated as of April 1, 2022	8-K	10.1	Apr. 4, 2022
10.8	Employment Agreement between Warren Hosseinion and Clinigence Health Holdings, Inc. (to be renamed Nutex Health Inc.) dated April 1, 2022	8-K	10.2	Apr. 4, 2022
10.9	Employment Agreement, dated as of June 8, 2022, between the Company and Jon Bates.	8-K	10.2	Jun. 10, 2022
10.10	Form of Commercial Lease Agreement (Hospital Entities) including Parent Guarantee (Nutex Health Inc.)	10-Q	10.11	Aug. 22, 2022
10.11	Form of Construction Loan Agreement (Hospital Entities) including Personal Guarantee (Related Parties)	10-Q	10.12	Aug. 22, 2022
10.12	Purchase Agreement dated as of November 14, 2022 between Nutex Health Inc. and Lincoln Park Capital Fund, LLC	8-K	10.1	Nov. 18, 2022
10.13	Form of Restricted Stock Award Rescission Agreement	10-K	10.14	Mar. 2, 2023
10.14	Partial Option Cancellation Agreement	8-K	10.1	Jan. 4, 2023
10.15	Pre-Paid Advance Agreement by and between YA II PN, Ltd., a Cayman Islands exempt limited partnership and Nutex Health Inc., dated April 11, 2023.	8-K	10.1	Apr. 12, 2023
10.16	Employment Agreement by and between the Company and Pamela Montgomery dated August 8, 2022.	10-Q	10.1	May 15, 2023
10.17	Employment Agreement, dated as of August 28, 2023, between the Company and Joshua DeTillio.	8-K	10.1	Sep. 5, 2023
10.18*	Employment Agreement between Clinigence Holdings, Inc. and Elisa Luqman dated as of October 29, 2019.
10.19*	Amendment to Employment Agreement between Clinigence Holdings, Inc. and Elisa Luqman dated as of February 22, 2021.
10.20*	Second Amendment to Employment Agreement between Clinigence Holdings, Inc. and Elisa Luqman dated as of July 1, 2021.
10.21*	Third Amendment to Employment Agreement between Clinigence Holdings, Inc. and Elisa Luqman dated as of August 15, 2021.
10.22*	Fourth Amendment to Employment Agreement between Nutex Health Inc. and Elisa Luqman dated as of June 14, 2022.
10.23	Placement Agency Agreement between Maxim Group LLC and the Company dated January 22, 2024.	8-K	10.1	Jan. 24, 2022
10.24	Form of Securities Purchase Agreement dated as of January 22, 2024.	8-K	10.2	Jan. 24, 2022
10.25*	Form of Notice of Grant and Stock Option Agreement
10.26*	Form of Restricted Stock Award Agreement
10.27*	Form of Restricted Unit Award Agreement
10.28*	Termination of Pre-Paid Advance Agreement dated February 8, 2024

10.29	Addendum to Employment Agreement between Nutex Health Inc. and Thomas T. Vo dated as of February 8, 2024	8-K	10.1	Feb. 9, 2024
10.30*	Employment Agreement between Nutex Health Inc. and Michael Chang dated as of September 9, 2022
10.31*	Amendment to Employment Agreement between Nutex Health Inc. and Michael Chang dated as of January 31, 2024
21.1*	List of Subsidiaries
23.1*	Consent of Marcum LLP
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Nutex Health Inc. Compensation Recovery Policy
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

March 28, 2024	/s/ Thomas T. Vo
Thomas T. Vo, M.D.
Chief Executive Officer and Chairman of the Board (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 28, 2024	/s/ Thomas T. Vo
Thomas T. Vo, M.D.
Chief Executive Officer and Chairman of the Board (principal executive officer)

March 28, 2024	/s/ Jon C. Bates
Jon C. Bates
Chief Financial Officer (principal financial officer and principal accounting officer)

March 28, 2024	/s/ Warren Hosseinion
Warren Hosseinion
President and Director

March 28, 2024	/s/ Danniel Stites
Danniel Stites, M.D.
Director

March 28, 2024	/s/ Cheryl Grenas
Cheryl Grenas, R.N., M.S.N.
Director

March 28, 2024	/s/ Michael L. Reed
Michael L. Reed
Director

March 28, 2024	/s/ Mitchell Creem
Michell Creem
Director