Form 10-K/A
period 2023-12-31
Nutex Health, Inc.
filed 2024-04-30
CIK 1479681

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐

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

EXPLANATORY NOTE

Nutex Health Inc. (the “Company,” “Nutex,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form-10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2023, originally filed with the Securities and Exchange Commission (the “SEC”) on March 29, 2024 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) of Form 10-K, which permits such information to be incorporated by reference in the Form 10-K from the Company’s definitive proxy statement if such proxy statement is filed no later than 120 days after the end of the Company’s fiscal year. The Company is filing this Amendment No. 1 to include the information required by Part III of the Original Filing to publicly disclose such information prior to the date on which the Company intends to file such proxy statement.

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

NUTEX HEALTH INC.

AMENDMENT NO. 1 TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2022

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position
Executive Officers and Directors
Thomas T. Vo, M.D., MBA	51	Chief Executive Officer and Chairman of the Board
Warren Hosseinion M.D.	52	President and Director
Jon C. Bates	54	Chief Financial Officer
Michael Chang, M.D.	53	Chief Medical Officer
Elisa Luqman, ESQ., MBA	59	Chief Legal Officer (SEC)
Pamela Montgomery, R.N., J.D.	67	Chief Legal Officer (Healthcare & Secretary)
Mitchell Creem, MHA	66	Independent Director
Cheryl Grenas, R.N., M.S.N	64	Independent Director
Michael L. Reed, MPH	66	Independent Director
Scott J. Saunders	61	Independent Director
Kelvin Spears	63	Director

Executive Directors

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

Kelvin Spears, M.D., Director

Dr. Kelvin Spears has been a member of the Board since April 1, 2024. Dr. Spears completed his emergency medicine residency followed by a fellowship in Critical Care at Martin Luther King Jr, Charles Richard Drew University Health Sciences, in Los Angeles California. Prior to his residency, he first earned his medical degree from Meharry Medical College. Prior to this, he received a B.S. in Chemistry from Dillard University. Dr. Spears is board certified in Emergency Medicine by the American Board of Emergency Medicine and is a Fellow of the American College of Emergency Physicians. Dr. Spears has been a practicing emergency medicine physician for over 32 years. Since 2017, he has been a Physician Partner, Chief Medical Director and ED Director at Alexandria Emergency Hospital in Alexandria, LA. a hospital affiliate of the Company. Dr. Spears also serves as the EMS Medical Director for Alexandria Fire Department, Pineville Fire Department, Cotile Fire Department, Central Louisiana Bureau EMS, Kisatchie Forest/US Forest Service and Rapides Parish School Additionally, from 2014 to 2017 he served as Emergency Department Director at Christus St. Frances Cabrini Hospital in Alexandria, LA and at Contract Management Group SMD, Envision, Sound, servicing a 45,000 patient per year Emergency Department. Dr. Spears’ dedication to providing quality healthcare in the most efficient and effective methods, along with his extensive EMS background and wealth of experience, make him well- qualified to serve as a director.

Executive Officers

Joshua DeTillio

Prior to joining Nutex Health on September 5, 2023 as Chief Operating Officer, Mr. DeTillio served as CEO of Bravera Health with Community Health Systems, one of the nation’s largest healthcare companies. Prior to that he served three years as the CEO of Palms West Hospital, a full service hospital owned by HCA Florida Healthcare. Beginning in 2011 he was the Chief Administrative Officer (Hospital CEO) for Gulf Coast Medical Center with Lee Health in Ft Myers, FL. Prior to Lee Health, Mr. DeTillio worked for five years for Tenet Healthcare (THC), starting in 2006 as the Chief Operating Officer for North Shore Medical Center, in Miami, FL, and as the COO for St Mary’s Medical Center in West Palm Beach, FL. Mr. DeTillio began his healthcare career in 2003 with HCA at two hospitals in Miami, FL. Prior to his work in Healthcare, Mr. DeTillio served for five years in the US Army. As an Artillery officer, he led various units and teams as a Platoon leader, Fire Support officer, Fire Direction officer, and Company Executive officer. Mr. DeTillio received his Bachelor of Science degree from the United States Military Academy at West Point. He earned a Master of Business Administration from Vanderbilt University, as well as a Master of Public Health from Harvard University. He also is a Fellow (FACHE) with the American College of Healthcare Executives.

Jon C. Bates MBA, CPA

Jon C. Bates was appointed as the Company’s Chief Financial Officer effective June 30, 2022. From 2006 until June 2022, Mr. Bates served as Vice President of Accounting/Corporate Controller at U.S. Physical Therapy, Inc (NYSE: USPH), one of the largest publicly traded national operators of outpatient physical therapy clinics and provider of industrial injury prevention services. Before joining USPH, Mr. Bates served as Chief Financial Officer and Chief Accounting Officer at Commerciant, L.P., Chief Accounting Officer/Corporate Controller at National Alarm Technologies LLC, Assistant Corporate Controller at American Residential Services, Inc., and a Senior Auditor at Arthur Andersen LLP. His areas of expertise include strategic financial planning, risk assessment & evaluation, Internal Audit/SOX reporting, valuation and deal acquisition, and many more. Mr. Bates is a Certified Public Accountant, holds a Bachelor of Business Administration from University of Texas at Austin and also received his Master of Business Administration from University of Houston. The Company believes that Mr. Bates extensive knowledge of Finance and Accounting, in combination with his experience with public financial reporting with the SEC, makes him a valuable Chief Financial Officer.

Pamela W. Montgomery ESQ., LLM., MSN, BSN, RN

Pamela Montgomery was appointed Chief Legal Officer (Healthcare) and Corporate Secretary of Nutex Health Inc. effective upon completion of the Merger on April 1, 2022. Since November 2017, Ms. Montgomery served as General Counsel for Nutex Heath, LLC and its affiliated entities. From November 2011, upon obtaining her LLM (Masters in Health Law), until November 2017, Ms. Montgomery was in private practice representing physicians and hospitals in litigation and mergers and before state boards of licensure, as well as general practice matters.

Elisa Luqman, ESQ., MBA

Ms. Luqman has served as the Chief Legal Officer (SEC) of our Company since April 1, 2022. She served as the Chief Financial Officer, Executive Vice President Finance and General Counsel of Clinigence Holdings, Inc. from October 2019 until the Merger. She also served as a director of Clinigence Holdings, Inc. from October 2019 to February 2021. At Clinigence Holdings, Inc., Ms. Luqman was responsible for maintaining the corporation’s accounting records and statements, preparing its SEC filings and overseeing compliance requirements. She was an integral member of the Clinigence Holdings, Inc. team responsible for obtaining its NASDAQ Stock Market LLC (“NASDAQ”) listing and completing the reverse merger with the Company. At the Company, Ms. Luqman continues to be responsible for preparing its SEC filings and overseeing compliance requirements. Ms. Luqman has served as Chief Financial Officer of Cardio since March 2021. In addition, Ms. Luqman co-founded bigVault Storage Technologies, a cloud- based file hosting company acquired by Digi-Data Corporation in February 2006. From March 2006 through February 2009, Ms. Luqman was employed as Chief Operating Officer of the Vault Services Division of Digi-Data Corporation, and subsequently during her tenure with Digi-Data Corporation she became General Counsel for the entire corporation. In that capacity she was responsible for acquisitions, mergers, patents, customer, supplier, and employee contracts, and worked very closely with Digi- Data’s outside counsel firms. In March 2009, Ms. Luqman rejoined iGambit Inc. (“IGMB”) as Chief Financial Officer and General Counsel. Ms. Luqman has overseen and been responsible for IGMB’s SEC filings, FINRA filings and public company compliance requirements from its initial Form 10 filing with the SEC in 2010 through its reverse merger with Clinigence Holdings, Inc. in October 2019. Ms. Luqman received a Bachelor of Arts, a Juris Doctor, and a Master of Business Administration with a specialization in Finance from Hofstra University. Ms. Luqman is a member of the bar in New York and New Jersey.

Michael Chang, M.D, Chief Medical Officer

Dr. Chang was appointed Chief Medical Officer of the Company effective April 1, 2022. Since founding Tyvan LLC, a medical billing company in 2012, he served as principal of Tyvan, which became a wholly owned subsidiary of the Company in connection with the Merger. Jointly with Dr. Vo, in 2008, he also founded Neighbors Emergency Center, a licensed and accredited full-service emergency room with several location in the greater Houston area, and served as Executive Director of practice management as well as Chairman of the Board. Further, Dr. Chang is founder and medical director for Hope Restored, a medical detox and rehab program as part of Nutex and SE Texas Hospital, a subsidiary of Nutex. In addition, in 2018, he founded Synergy Wellness as a separate business focusing on wellness practices and mental health.

Non-Management Directors

Mitchell Creem, MHA, Director, Audit Committee Chairman

Mitchell Creem, MHA has been a director of the Company since April 1, 2022. Mr. Creem has spent over 35 years as a “C-level” executive of healthcare organizations, and he brings strong business evaluation and operational experience to the Company. Mr. Creem is currently a principal at GreenRock Capital, a firm that provides healthcare and commercial real estate owners with a new form of low-cost capital for development, value-add and recapitalization projects. Since July 2017, Mr. Creem has also served as President of The Bridgewater Healthcare Group, which provides hospital and health system management and performance consulting. From October 2015 to July 2017, Mr. Creem served as the Chief Executive and Administrative Officer of Verity Health System, a six-hospital system in California. Prior to this, he served as the Chief Financial Officer and Board Member of ApolloMed from October 2012 to October 2015. Prior to ApolloMed, he served as the Chief Executive Officer of the Keck Hospital of University of Southern California (“USC”) and USC Norris Cancer Center. Prior to his tenure at USC, he served as the Chief Financial Officer and Associate Vice Chancellor of University of California, Los Angeles (“UCLA”) Health Sciences, including UCLA Medical Center, the Geffen School of Medicine at UCLA, and UCLA Faculty Practice. Prior to UCLA, he served as Chief Financial Officer of Beth Israel Deaconess Medical Center, a Harvard University teaching hospital, and Chief Financial Officer of Tufts University Medical Center. Prior to this, he worked for several years in a senior management position at the healthcare practice group of PricewaterhouseCoopers, where he was responsible for numerous consulting engagements, financial statement audits and financial feasibility studies. He has been a guest lecturer at USC, UCLA and Harvard University. Mr. Creem holds a Bachelor of Science in Accounting and Business Administration from Boston University and a Master of Health Administration from Duke University. The Company believes that Mr. Creem’s background and experience in healthcare management roles make him well qualified to serve as a director.

Cheryl Grenas, R.N. M.S.N., Compensation Committee Chairman

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

Michael L. Reed, MPH. Director, Governance Committee Chairman

Michael L. Reed, MPH has been a director of the Company since April 1, 2022. Mr. Reed has been an independent consultant providing advisory services in the areas of emergency medicine, hospitalist medicine, hospital operations, risk-based payor contracts, value-based care, and physician practice operations and development since January of 2018. From January 2019 to January 2020, Mr. Reed was Senior Vice President of Business Development and Strategic Partnerships of the Oncology Institute, a value-based oncology care company. From April 2018 to December 2018, Mr. Reed served as the Chief Executive Officer of Turtle Peak Customer Service, LLC, a Las Vegas, Nevada-based privately-held customer service company. Since August 2017, Mr. Reed has served as Senior Advisor to NueHealth, LLC, based in Leawood, Kansas, a privately-held developer and investor in lower-cost healthcare centers. From July 2009 to October 2013, Mr. Reed was President and Chief Executive Officer of Team Health Hospital Medicine, a division of TeamHealth, a once publicly-traded company that was acquired by Blackstone in 2017. In addition, from December 2001 to November 2004, he served as the Chief Operating Officer of Pinnacle Health System, a health care solutions company providing outpatient, inpatient, claims, billing, and medical management. Mr. Reed holds a Bachelor of Science in Health Services Management from California State University and received his Master of Public Health from UCLA. The Company believes that Mr. Reed’s long-standing career as a professional healthcare executive within the emergency medicine system and value-based care make him well qualified to serve as a director.

Scott J. Saunders, MPPM, Director

Scott J. Saunders has been an independent director of the Company since April 11, 2024.. Mr. Saunders is head of health care advisory services and has been Managing Director of Farlie Turner Gilbert & Co., LLC, a boutique middle market investment bank in Fort Lauderdale, Florida, since 2006. Since 1992, he has served as a financial and strategic advisor to middle market companies across a variety of industries, including companies primarily in the healthcare industry as well as those in financial distress. In addition, he advised companies in the media and communications, business services, industrial, and consumer products industries. The majority of transactions consummated during this period have been corporate divestitures but have also included debt and equity private placements and buy-side advisory work. He has been a guest lecturer at the University of Florida and Florida International University. In addition, he co-taught a class in management consulting to undergraduates and graduate students in the Management Department at the University of Miami. He is a frequent panelist at industry conferences on topics in healthcare M&A and financing. Throughout his career, he has developed relationships with key representatives of leading middle market private equity and private credit firms, as well as mezzanine capital firms, BDCs, and selected hedge funds. Mr. Saunders received his B.A. degree from Wesleyan University and his MPPM degree from the Yale University School of Management. The Company believes that Mr. Saunders’s background and experience in healthcare advisory roles make him well qualified to serve as a director.

General

Director Independence

Rule 5605 of the Nasdaq Listing Rules requires a majority of a listed company’s board of directors to be comprised of independent directors. In addition, the Nasdaq Listing Rules require that, subject to specified exceptions, each member of a listed company’s audit, compensation and nominations committees be independent and that audit committee members also satisfy independence criteria set forth in Rule 10A-3, under the Securities Exchange Act of 1934, as amended (the “Exchange Act”).

Under Rule 5605(a)(2) of the Nasdaq Listing Rules, a director will only qualify as an “independent director” if, in the opinion of our Board, that person does not have a relationship that would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In order to be considered independent for purposes of Rule 10A-3 of the Exchange Act, a member of an audit committee of a listed company may not, other than in his or her capacity as a member of the audit committee, the board of directors, or any other board committee, accept, directly or indirectly, any consulting, advisory, or other compensatory fee from the listed company or any of its subsidiaries or otherwise be an affiliated person of the listed company or any of its subsidiaries.

Ms. Cheryl Grenas, R.N., M.S.N. and Messrs. Mitchell Creem, MHA, Michael Reed MPH and Scott J. Saunders, MPPM each qualify as “independent” in accordance with the listing requirements of NASDAQ. The NASDAQ independence definition includes a series of objective tests, including that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his family members has engaged in various types of business dealings with us.

In addition, as required by Nasdaq Listing Rules, our Board has made an affirmative determination as to each independent director that no relationships exist, which, in the opinion of our Board, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our Board reviewed and discussed information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management, including the beneficial ownership of our capital stock by each director.

Messrs. Thomas T. Vo, M.D., MBA and Warren Hosseinion, M.D. are not considered independent because they are officers of the Company. Mr. Kevin Spears, M.D. is not considered independent because since 2017, he has been a Physician Partner, Chief Medical Director and ED Director at Alexandria Emergency Hospital in Alexandria, LA., a hospital affiliate of the Company. Our Board also determined that each non-employee director who serves as a member of the Audit, Compensation, and Nominating Committees satisfies the independence standards for such committee established by the SEC and NASDAQ, as applicable. There are no family relationships among any of our directors or executive officers.

Board Leadership Structure

Our Second Amended and Restated Bylaws provide our Board with flexibility to combine or separate the positions of Chairman of the Board and Chief Executive Officer in accordance with its determination that utilizing one or the other structure would be in the best interests of our Company. Currently, Dr. Vo serves as the Company’s Chairman and Chief Executive Officer. The Board may, however, make changes to its leadership structure in the future as it deems appropriate.

In addition, the Board may appoint a lead independent director. The lead independent director, if appointed, will preside over periodic meetings of independent directors, serve as a liaison between the Chairman and the independent directors and perform such additional duties as the Board may otherwise determine and delegate.

Our Board has concluded that the current leadership structure described above is appropriate at this time. However, our Board will continue to periodically review our leadership structure and may make such changes in the future, as it deems appropriate.

Corporate Responsibility

We are committed to policies and practices focused on environment, social and governance (“ESG”) matters and through doing so believe we positively impact our social communities and cultivate and maintain good corporate governance. By focusing on ESG policies and practices, we believe we can affect a meaningful and positive change in our community and continue to cultivate our open and inclusive collaborative culture. Some of the initiatives that we were most proud of in 2023 include continuing support for the scientific, medical, patient, and local communities in which we operate, including patient education, public health, quality of healthcare, and disease awareness, sponsoring local youth programs that focus on providing educational resources and career development opportunities for members of underserved communities and schools with diverse populations, and supporting patient community needs.

Board of Directors Meetings

Our Board met 20 times during the year ended December 31, 2023, including telephonic meetings. During 2023, each of our incumbent directors attended or participated telephonically in 95% or more of the aggregate of (a) the total number of meetings of the Board held during the period for which he or she served as a director and (b) the total number of meetings of all committees on which the director served during the periods that he or she served. We do not have a formal policy regarding attendance by members of our Board at our annual meeting of stockholders.

Committees of the Board of Directors

Our Board currently has three standing committees: the Audit Committee; the Compensation Committee; and the Nominating and Governance Committee. Each of these committees has a written charter approved by our Board. A copy of each charter can be found under the heading “Governance” in the “Investors” section of our website at www.nutexhealth.com. The following table provides membership information for the current composition of these committees:

Nominating and
Corporate
	Audit		Compensation		Governance
Name	Committee		Committee		Committee
Thomas T. Vo, M.D., MBA
Warren Hosseinion, M.D.
Mitchell Creem, MHA	X	*	X		X
Cheryl Grenas, R.N., M.S.N			X	*	X
Michael L. Reed, MPH	X		X		X	*
Scott J. Saunders, MPPM	X		X		X
Kelvin Spears, M.D.
*	Committee Chair

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

The Audit Committee consists of Messrs. Mitchell Creem, Michael Reed, and Scott J. Saunders, with Mitchell Creem serving as Chairman. The Board has determined that Mitchell Creem is an “audit committee financial expert” (as that term is defined under SEC rules implementing Section 407 of the Sarbanes-Oxley Act) and, each of the three audit committee members are “independent” directors that satisfy the heightened audit committee independence requirements under the NASDAQ Listing Rules and Rule 10A-3 of the Exchange Act. The Audit Committee met five times during the year ended December 31, 2023, including telephonic meetings.

Compensation Committee

The Compensation Committee consists of Ms. Cheryl Grenas, Mitchell Creem, and Michael Reed, with Cheryl Grenas serving as Chairman and is responsible for reviewing and recommending to the Board the compensation and over-all benefits of our executive officers. The Compensation Committee may, but is not required to, consult with outside compensation consultants. The Compensation Committee has adopted a charter and the charter is posted on our web site https://www.nutexhealth.com/governance -documents/. Our Compensation Committee is responsible for the executive compensation programs for our executive officers and reports to our Board on its discussions, decisions and other actions. Our Chief Executive Officer makes recommendations for the respective executive officers that report to him to our Compensation Committee and typically attends compensation committee meetings. Our Chief Executive Officer makes such recommendations (other than with respect to himself) regarding base salary, and short-term and long-term compensation, including equity incentives, for our executive officers based on our results, an executive officer’s individual contribution toward these results, the executive officer’s role and performance of his or her duties and his or her achievement of individual goals. Our Compensation Committee then reviews the recommendations and other data, including various compensation survey data and publicly-available data of our peers, and makes decisions as to the target total direct compensation for each executive officer, as well as each individual compensation element. While our Chief Executive Officer typically attends meetings of the Compensation Committee, the Compensation Committee meets outside the presence of our Chief Executive Officer when discussing and approving his compensation and when discussing certain other matters, as well.

Our Compensation Committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our executive compensation programs and related policies. In fiscal year 2023, the Board and the Compensation Committee retained Mercer, a national compensation consulting firm, to provide it with market information, analysis and other advice relating to executive compensation on an ongoing basis. The Board and the Compensation Committee engaged Mercer to, among other things, assist in developing an appropriate group of peer companies to help us determine the appropriate level of overall compensation for our executive officers, as well as to assess each separate element of compensation, with a goal of ensuring that the compensation we offer to our executive officers, individually as well as in the aggregate, is competitive and fair. We do not believe the retention of, and the work performed by Mercer creates any conflict of interest. The Compensation Committee met eight times during the year ended December 31, 2023, including telephonic meetings.

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

The guidelines for selecting nominees, which are specified in a charter adopted by us, generally provide that persons to be nominated:

(1)	should have demonstrated notable or significant achievements in business, education or public service;
(2)	should possess the requisite intelligence, education and experience to make a significant contribution to the Board and bring a range of skills, diverse perspectives and backgrounds to its deliberations; and
(3)	should have the highest ethical standards, a strong sense of professionalism and intense dedication to serving the interests of the shareholders.

The Nominating and Governance Committee considers a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating and Governance Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The Nominating and Governance Committee does not distinguish among nominees recommended by shareholders and other persons. The Nominating and Governance Committee consists of Messrs. Michael Reed, MPH, Mitchell Creem, Scott J. Saunders and Ms. Cheryl Grenas, R.N., M.S.N., with Michael Reed, MPH serving as chairman. The Nominating and Governance Committee has adopted a charter and the charter is posted on our web site https://www.nutexhealth.com/governance-documents/. The Nominating and Governance Committee met three times during the year ended December 31, 2023, including telephonic meetings.

The Board’s Role in Risk Oversight

Our Board has responsibility for the oversight of the Company’s risk management processes and, either as a whole or through its committees, regularly discusses with management our major risk exposures, the potential impact of these risks on our business and the steps we take to manage them. The risk oversight process includes receiving regular reports from Board committees and members of senior management to enable our Board to understand the Company’s risk identification, risk management and risk mitigation strategies with respect to areas of potential material risk, including the Company’s corporate strategy, business objectives, compliance, financial condition, legal, regulatory, commercial and reputational risk. The committees of the Board execute their risk oversight responsibility for risk management as follows:

(1)	The Audit Committee reviews information regarding liquidity and operations and oversees our management of financial risks as well as risks associated with cybersecurity. Periodically, the Audit Committee reviews our policies with respect to risk assessment, risk management, loss prevention and financial-related regulatory compliance. Oversight by the Audit Committee includes direct communication with our external auditors, and discussions with management regarding significant risk exposures and the actions management has taken to limit, monitor or control such exposures.
(2)	The Compensation Committee is responsible for the design and oversight of our executive compensation philosophy, policies, plans and practices, including ensuring that our overall executive compensation program appropriately links pay to performance and aligns the interests of our executives with our stockholders and that the elements of our compensation programs mitigate excessive risk-taking.

(3)	The Nominating and Governance Committee manages risks associated with the independence of members of our Board, corporate disclosure practices, potential conflicts of interest, and corporate responsibility and sustainability efforts, including the impact of ESG issues. The Nominating and Governance Committee also provides oversight of our non-financial compliance program by monitoring our compliance policies, standards, procedures, systems and initiatives as well as oversight of our quality, regulatory and commercial compliance programs.

While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board is regularly informed through committee reports about such risks. Matters of significant risk are considered by our Board as a whole.

Compensation Committee Interlocks and Insider Participation

During 2023, the members of our Compensation Committee were Mitchell Creem, MHA, Cheryl Grenas, R.N., M.S.N. and Michael Reed, MPH, none of whom was, during fiscal year 2022, an officer or employee of the Company or was formerly an officer of the Company. Related person transactions pursuant to Item 404(a) of Regulation S-K involving those who served on the Nominating and Governance Committee during 2023 are described in “Certain Relationships and Related Person Transactions.” During 2023, none of our executive officers served as a member of the Board or Compensation Committee (or other committee performing equivalent functions) of any entity that had one or more executive officers serving on our Board or Nominating and Governance Committee.

Code of Business Ethics Policy

Our Board has adopted a Code of Business Ethics Policy to assist the Board in the exercise of its responsibilities and to serve as a framework for the effective governance of the Company. You can access our current committee charters, our Code of Business Ethics Policy in the “Governance” section of the “Investors” page of our web site located at https://www.nutexhealth.com/governance-documents/.

Director Nomination Process

Director Qualifications

In evaluating director nominees, the Nominating and Governance Committee considers, among other things, the following factors:

(1)	reputation for personal and professional integrity, honesty and adherence to high ethical standards;
(2)	demonstrated business acumen, experience and ability to exercise sound judgments in matters that relate to the current and long-term objectives of the Company;
(3)	commitment to understand the Company and its industry and to regularly attend and participate in meetings of the Board and its committees;
(4)	interest and ability to understand the sometimes-conflicting interests of the various constituencies of the Company, which include stockholders, employees, customers, governmental units, creditors and the general public, and to act in the interests of all stockholders;
(5)	diversity of expertise and experience in substantive matters pertaining to our business relative to other Board members;
(6)	diversity of background and perspective, including with respect to age, gender, race, place of residence and specialized experience; and
(7)	practical and mature business judgment, including the ability to make independent analytical inquiries.

The Nominating and Governance Committee’s goal is to assemble a Board that brings to the Company a variety of perspectives and skills derived from high quality business and professional experience. Moreover, the Nominating and Governance Committee believes that the background and qualifications of the members of our Board, considered as a group, should provide a significant breadth of experience, knowledge and abilities to assist the Board in fulfilling its responsibilities. Nominees are not discriminated against on the basis of race, religion, national origin, sex, sexual orientation, disability, or any other basis proscribed by law.

The Nominating and Governance Committee has not adopted a formal policy with respect to a fixed set of specific minimum qualifications for its candidates for membership on the Board. The committee considers such factors, including those set forth above, as it may deem are in the best interests of the Company and its stockholders. The committee further believes it is appropriate for at least one member of our Board to meet the criteria for an “audit committee financial expert” as that phrase is defined under the regulations promulgated by the SEC, and that a majority of the members of our Board be independent as required under the Nasdaq qualification standards. The Nominating and Governance Committee believes it is appropriate for our Chief Executive Officer to serve as a member of our Board. Our directors’ performance and qualification criteria are reviewed periodically by the Nominating and Governance Committee.

Identification and Evaluation of Nominees for Directors

The Nominating and Governance Committee identifies nominees for director by first evaluating the current members of our Board willing to continue in service. Current members with qualifications and skills that are consistent with the Nominating and Governance Committee’s criteria for service on the Board and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of our Board with that of obtaining a new perspective or expertise. The Nominating and Governance Committee reviews the overall service provided by these directors to the Company during their terms, including the number of meetings attended, level of participation, quality of performance and any other relationships and transactions that might impair the directors’ independence, as well as the results of the Board’s self-evaluation, which is generally conducted annually, to determine whether to recommend them to the Board for nomination for a new term.

If any member of our Board does not wish to continue to serve on the Board or if our Board decides not to re-nominate a member for re-election, and our Board seeks to fill such vacancy, the Nominating and Governance Committee identifies a new nominee that meets the criteria above. The Nominating and Governance Committee generally inquires of our Board and members of management for their recommendations and may also review the composition and qualification of the boards of directors of our competitors or seek input from industry experts or analysts. The Nominating and Governance Committee then reviews the qualifications, experience, and background of suggested candidates. Final candidates, if other than our current directors, are interviewed by the members of the Nominating and Governance Committee and by certain of our other independent directors and executive management. In making its determinations, the Nominating and Governance Committee evaluates each individual in the context of our Board as a whole, with the objective of assembling a group that can best contribute to the success of the Company and represent stockholder interests through the exercise of sound judgment. After review and deliberation of all feedback and data, the Nominating and Governance Committee makes its recommendation to our Board. The Nominating and Governance Committee has previously engaged a search firm to conduct a search for additional directors with extensive development, regulatory or commercialization expertise to join our Board. The Nominating and Governance Committee may in the future engage third-party search firms in those situations where particular qualifications are required or where existing contacts are not sufficient to identify an appropriate candidate.

Limits on Director Service on Other Company Boards

We have a highly effective and engaged Board, and we believe that our directors’ service on other companies’ boards enable them to contribute valuable knowledge and perspective to our Board activities. Nonetheless, the Board is sensitive to the external obligations of its directors and the potential for overboarding to compromise their ability to effectively serve the Company and works to evaluate and ensure that the external obligations of members of the Board does not negatively impact current Board obligations.

Item 11. Executive Compensation and Other Information

The following is a discussion of the compensation arrangements of our named executive officers. As a “smaller reporting company,” we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to “smaller reporting companies.”

Overiew

This section discusses the material components of the executive compensation for Nutex executive officers who are named in the “Summary Compensation Table.” As of December 31, 2023, the “named executive officers” which consist of any person who served, during the year ended December 31, 2023, as our principal executive officer and two of our other most highly compensated officers:

●	Thomas T. Vo, M.D. MBA, Chief Executive Officer;
●	Warren Hosseinion, M.D., President; and
●	Jon C. Bates, MBA, CPA, Chief Financial Officer.

Executive Officers

The following table sets forth certain information with respect to our executive officers as of April 25, 2024. Biographical information with regard to Drs. Vo and Hosseinion, who also serve as directors, is presented under “Proposal 1” in this Proxy Statement.

Name	Age	Position(s)
Thomas T. Vo, MD, MBA	51	Chief Executive Officer and Chairman of the Board
Warren Hosseinion, MD	52	President and Director
Joshua DeTillio	48	Chief Operating Officers (as of September 5, 2023)
Jon Bates, MBA, CPA	54	Chief Financial Officer
Pamela Montgomery, ESQ., LLM, MSN, BSN, RN	67	Chief Legal Officer - Healthcare
Elisa Luqman, ESQ., MBA	59	Chief Legal Officer - SEC
Michael Chang, MD	53	Chief Medical Officer

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers for each of the years ended December 31, 2023 and 2022.

On April 1, 2022, Nutex Health Holdco LLC (“Nutex Holdco”) merged with Clinigence Holdings, Inc. (“Clinigence”) (renamed Nutex Health Inc.). On such date, the company appointed the following executive officers:

Thomas T. VoChief Executive Officer (former CEO at Nutex Holdco);

Warren HosseinionPresident (former CEO at Clinigence);

Michael BowenChief Financial Officer (former CFO at Clinigence);

Elisa LuqmanChief Legal Officer - SEC (former Chief Legal Officer at Clinigence); and

Pam Montgomery	Chief Legal Officer - Healthcare (former Chief Legal Officer at Nutex Holdco).

As applicable, compensation was paid to such officers in their capacities at each of pre-merger Clinigence and pre-merger Nutex Health Holdco, respectively, based on compensation decisions made at and performance of these respective entities.

					Option	All Other
		Salary	Stock		Awards	Compensation		Total
Name and Principal Position	Year	($)	($)		($)	($)		($)
Thomas T. Vo	2023	992,077	—		—	13,634	(5)	1,005,711
Chief Executive Officer(2)	2022	931,841	—		—	6,384	(5)	938,225
Warren Hosseinion	2023	710,180	—		—	24,207	(5)	734,387
President(3)	2022	686,350	—		1,960,228	25,500	(5)	2,672,078
Jon Bates	2023	361,582	70,200	(6)	—	21,931	(5)	453,713
Chief Financial Officer(4)	2022	150,000	—		—	2,912	(5)	152,912
(1)	Discretionary stock option grants made in 2022 for completion of Merger. The amount reflects the grant date fair value of performance awards. The amount reported does not reflect compensation actually received.
(2)	Dr. Vo was appointed Chief Executive Officer of Nutex Health Inc. on April 1, 2022 with an annual base salary of $1,000,000. On February 8, 2024, Dr. Vo voluntarily agreed to a temporary 50% reduction in annual base salary to $500,000 per year. Prior to April 1, 2022, Dr. Vo was Chief Executive Officer of an affiliate of Nutex Health Holdco LLC.
(3)	Dr. Hosseinion was appointed President of the Company on April 1, 2022 with an annual base salary of $750,000. Prior to April 1, 2022, and starting February 26, 2021, Dr. Hosseinion was Chief Executive Officer of Clinigence Holdings, Inc. with a base salary of $475,000.
(4)	Jon Bates, MBA, CPA was appointed Chief Financial Officer of the Company effective June 30, 2022, with an annual base salary of $300,000.
(5)	Reflects health, dental and life insurance premiums, and 401(k) employer match paid for the applicable year.
(6)	Restricted stock award of 69,505 shares which vested on April 1, 2023. The amount reflects the grant date fair value of performance awards. The amount reported does not reflect compensation actually received.

Narrative to Summary Compensation Table

2023 Salaries

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

In 2023, the NEOs received an annual base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The 2023 annual base salaries for our NEOs were $1,000,000 for Thomas T. Vo, $750,000 for Warren Hosseinion, and $300,000 for Jon C. Bates.

2023 Bonuses

Our NEOs were eligible to earn cash bonuses for work performed in calendar year 2023, as determined by our Board and Compensation Committee (or a subcommittee thereof). No bonuses were awarded for fiscal year 2023.

Executive Compensation, Change of Control and Severance Arrangements

We have entered into offers of employment letters or employment agreements with each of our named executive officers: Drs. Vo and Hosseinion, and Jon Bates, our Chief Financial Officer. The material terms of these agreements are described below.

Thomas T. Vo entered into an employment agreement with the Company to serve as Chief Executive Officer of the Company for a five-year term following completion of the Merger for an annual base salary of $1,000,000, subject to a three percent minimum increase annually and review on at least an annual basis. On February 8, 2024, Dr. Vo voluntarily agreed to a 50% reduction of his annual salary to $500,000. Dr. Vo is eligible to receive an annual cash bonus, the decision to provide, amount and terms of which are in the sole and absolute discretion of the Compensation Committee of the Board. In addition, Dr. Vo is entitled to participate in the 2022 Plan. Dr. Vo’s employment may be terminated at any time by Dr. Vo or the Company, subject to certain notice requirements. Upon termination of Dr. Vo’s employment by the Company without cause or Dr. Vo’s resignation for good reason and completion of a general release of claims, Dr. Vo will be entitled to receive (i) an amount equal to three times Dr. Vo’s most recent base salary, plus (ii) a proportional payment of any annual bonus amount Dr. Vo would have earned with respect to days employed during the year of termination, and (iii) treatment of any outstanding equity awards as determined in accordance with the terms of the applicable award agreements. In the event that Dr. Vo’s employment is terminated by the Company for cause, Dr. Vo will be entitled to receive any earned but unpaid base salary and annual bonus for services rendered through the date of termination and compensation or benefits vested subject to the terms of the applicable compensation or benefits program or arrangement. The Vo Employment Agreement also includes provisions regarding confidentiality, the assignment of intellectual property of the Company, participation in the Company’s employee benefit plans and reimbursement of expenses.

Warren Hosseinion entered into an employment agreement with the Company (the “Hosseinion Employment Agreement”) to serve as President of the Company for a five-year term following completion of the Merger. The Hosseinion Employment Agreement provides for an annual base salary of $750,000, subject to a minimum three percent increase annually and review on at least an annual basis. Dr. Hosseinion is eligible to receive an annual cash bonus, the decision to provide, amount and terms of which are in the sole and absolute discretion of the Board. In addition, Dr. Hosseinion is eligible to participate in any long-term incentive plan the Company makes available to its executives. Dr. Hosseinion’s employment may be terminated at any time by Dr. Hosseinion or the Company, subject to certain notice requirements.

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

Jon Bates, in connection with his appointment as the Company’s Chief Financial Officer, entered into a two-year employment agreement with the Company pursuant to which Mr. Bates receives a base annual salary of $300,000, subject to annual review by the Company’s Chief Executive Officer and Board. The employment agreement contains automatic one-year extensions at the end of each term unless 60-day advance notice of non-extension is delivered by either party. In the event the Company (or its successor) terminates Mr. Bates employment without cause or Mr. Bates resigns for good reason, severance benefits would be twelve months of base salary and a cash subsidy for group medical, dental and vision programs for twelve months. No severance is payable under the Bates Agreement if Mr. Bates employment is terminated by the Company for cause (as defined in the Bates Agreement), Mr. Bates resigns without good reason (as defined in the Bates Agreement) or is unable to perform due to death or disability. Mr. Bates is entitled to receive payment of all salary and benefits accrued up to the termination date of his employment upon any termination of employment, unpaid expense reimbursements, and accrued but unused paid time off within thirty (30) days. Mr. Bates will also be eligible to receive an annual cash bonus in an amount of up to forty percent (40%) of his base salary. The amount of the annual bonus will be recommended by the Chief Executive Officer at his discretion and approved by the Board. Mr. Bates will be eligible to participate in the Company’s long-term incentive plan that may be available to similarly positioned executives.

Equity Awards at 2023 Fiscal Year End

The following table presents certain information concerning the outstanding option and RSU awards held as of December 31, 2023 by each NEO. The market values below are based on the reported closing market price of our common stock on Nasdaq as of December 30, 2023 ($0.18 per share).

	Option Awards				Stock Awards
Equity
Incentive
							Equity	Plan
							Incentive	Awards:
							Plan	Market or
							Awards:	Payout
							Number of	Value of
						Market	Unearned	Unearned
					Number of	Value of	Shares,	Shares,
	Number of	Number of			Shares or	Shares or	Units or	Units or
	Securities	Securities			Units of	Units of	Other	Other
	Underlying	Underlying			Stock That	Stock That	Rights That	Rights That
	Unexercised	Unexercised	Option	Option	Have Not	Have Not	Have Not	Have Not
	Options(#):	Options (#):	Exercise	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexerciseable	Price ($)	Date	(#)	($)	($)	($)
Warren Hosseinion	100,000	—	1.50	1/27/2030	—	—	—	—
	100,000	—	1.50	1/28/2031	—	—	—	—
	600,000	—	1.61	5/11/2027	—	—	—	—
	859,779	—	2.75	9/9/2031	—	—	—	—
Jon C. Bates	—	—	—	0	—	—	49,500	8,910

Benefits, Compensation, and other Considerations

Pension Benefits. None of the NEOs participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by Nutex.

Nonqualified Deferred Compensation. None of the NEOs participates in or has account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by Nutex.

Health and Welfare Plans. In 2023, we reimbursed our President for medical benefits pursuant to his employment agreement as set forth in the executive compensation table above, and the remaining NEOs participated in a 401(k) retirement savings plan maintained by Nutex. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. In 2023, the Company made matching contributions up to 3% under the 401(k) plan.

In 2023, the NEOs participated in standard health and welfare plans maintained by Nutex Health Inc. We believe the benefits described above are necessary and appropriate to provide a competitive compensation package to our NEOs.

Tax Gross-Ups. There were no gross up payments in 2023. Each employment agreement provides that if the compensation and benefits payable under such agreement would constitute a “parachute payment” under Section 280G of the Internal Revenue Code, then the employment agreement or award agreements, as the case may be, would provide either the full amount or a lesser amount such that no portion is subject to Section 280G, whichever provides the higher after-tax amount, including the potential taxes under Section 4999.

Severance and Change in Control Payments and Benefits. Awards granted under the 2023 Plan do not automatically accelerate and vest, become exercisable (with respect to stock options), or have performance targets deemed earned at target level if there is a sale of the Company. The 2023 Plan provides flexibility to the committee to determine how to adjust awards at the time of a sale of the Company.

Tax and Accounting Considerations. While our Compensation Committee generally considers the financial accounting and tax implications to us of its executive compensation decisions, neither element was a material consideration in the compensation awarded to our NEOs in 2023. We are generally entitled to a U.S. federal income tax deduction with respect to compensation income paid to our service providers, subject to limitation under Section 162(m) of the Code, with respect to compensation in excess of $1 million paid in any one year to each of certain of our current and former executive officers. Although the Compensation Committee will continue to consider tax implications as one factor in determining executive compensation, the Compensation Committee also looks at other factors in making its decisions and retains the flexibility to provide compensation for our NEOs in a manner consistent with the goals of our executive compensation program and the best interests of the Company and its stockholders, which may include providing for compensation that is not deductible by the Company due to the deduction limit under Section 162(m).

Securities Trading Policy

Our Board has adopted a Securities Trading Policy, which applies to all of our directors, officers and employees. The policy prohibits our directors, officers and employees and any entities they control from purchasing financial instruments such as prepaid variable forward contracts, equity swaps, collars, and exchange funds, or otherwise engaging in transactions that hedge or offset, or are designed to hedge or offset, any decrease in the market value of the Company’s equity securities, or that may cause an officer, director, or employee to no longer have the same objectives as the Company’s other stockholders. Our Securities Trading Policy can be found under the Corporate Governance section of our web site at https://www.nutexhealth.com/governance-documents.

Compensation Recovery (“Clawback”) Policy

We have adopted a compensation recovery policy (the “Clawback Policy”) in accordance with Listing Rule 5608 of the Nasdaq Stock Market. In the event of an accounting restatement due to the Company’s material noncompliance with any financial reporting requirement under U.S. securities laws, the Compensation Committee, on behalf of the Company, shall seek to recover, reasonably promptly, from the executive officer, all incentive based compensation which is based on a financial reporting measure used or derived from the Company’s financial statements, which was erroneously awarded to an executive officer during the time period covered by the accounting restatement. The determination of the amount of erroneously awarded compensation, in the case of an accounting restatement, will be made without regard to any individual knowledge or responsibility of an executive officer related to the accounting restatement.

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

2022 Equity Incentive Plan

On March 16, 2022, the shareholders of the Company approved the Amended and Restated Nutex Health Inc. 2022 Equity Incentive Plan (the “2022 Plan”) which amended and replaced, in its entirety, the 2019 Plan upon the closing of the merger by and among the Company, Nutex Acquisition LLC (“Merger Sub”), Micro Hospital Holding LLC (solely for the purposes of certain sections), Nutex Health LLC (solely for the purposes of certain sections) and Thomas T. Vo, solely in his capacity as the representative of the equityholders of the Company, pursuant to which Merger Sub merged with and into the Company, with the Company surviving as a wholly owned subsidiary of the Company (the “Merger”). Awards granted under the 2022 Plan have a ten- year term and may be incentive stock options, non-statutory stock options, restricted stock, RSUs, stock appreciation rights, performance units or performance shares. The awards are granted at an exercise price equal to the fair market value on the date of grant and generally vest over a four-year period. The Compensation Committee believes that unvested equity awards are a key factor in motivating and retaining executive personnel, as well as incentivizing executive personnel to preserve the current value and grow the future value of Nutex common stock, thereby furthering the interests of Nutex’s other stockholders.

The Company will no longer issue any awards under the 2022 Plan, which has been replaced by the 2023 Plan (described below).

2023 Equity Incentive Plan

This section summarizes the principal features of the Amended and Restated Nutex Health Inc. 2023 Equity Incentive Plan (the “2023 Plan”). The summary is qualified in its entirety by reference to the complete text of the 2023 Plan, which is contained in our Schedule 14A filed on May 19, 2023 as Appendix A.

The purpose of the 2023 Plan is to enhance the Company’s ability to attract, retain and motivate persons who make (or are expected to make) important contributions to the Company by providing these individuals with equity ownership opportunities and equity-linked compensatory opportunities. The Company’s board of directors believes that equity awards are necessary to remain competitive in its industry and are essential to recruiting and retaining the highly qualified employees who help us meet our goals.

Eligibility and Administration

Employees, consultants and directors of the combined company and its affiliates, are eligible to receive awards under the 2023 Plan.

The 2023 Plan is administered by our Board, which may delegate its duties and responsibilities to one or more committees of our directors and/or officers (referred to collectively as the plan administrator), subject to the limitations imposed under the 2023 Plan, Section 16 of the Exchange Act, stock exchange rules and other applicable laws. The plan administrator has the authority to take all actions and make all determinations under the 2023 Plan, to interpret the 2023 Plan and award agreements and to adopt, amend and repeal rules for the administration of the 2023 Plan as it deems advisable. The plan administrator has the authority to determine which eligible service providers receive awards, grant awards and set the terms and conditions of all awards under the 2023 Plan, including any vesting and vesting acceleration provisions, subject to the conditions and limitations in the 2023 Plan.

Shares Available for Awards

The 2023 Plan provides for equity incentive compensation awards in respect of our Common Stock. The initial aggregate number of shares of our Common Stock that available for issuance under the 2023 Plan was 666,667. In addition, the number of shares of Common Stock available for issuance under the 2023 Plan will be annually increased on January 1 of each calendar year beginning in 2024 and ending in 2033 by an amount equal to the lesser of (i) 1% of the outstanding shares of Common Stock on the final day of the immediately preceding calendar year or (ii) such smaller number of shares as is determined by our Board.

Shares issued under the 2023 Plan may consist, in whole or in part, of authorized but unissued Common Stock, Common Stock held in treasury or Common Stock purchased in the open market. The maximum potential initial share limit for the 2023 Plan is 666,667. The maximum number of shares that may be issued pursuant to the exercise of incentive stock options (“ISOs”) granted under the 2023 Plan will be 1,333,333.

If an award under the 2023 Plan expires, lapses or is terminated, exchanged for or settled in cash, any shares subject to such award (or portion thereof) may, to the extent of such expiration, lapse, termination or cash settlement, be used again for new grants under the 2023 Plan. Shares tendered or withheld to satisfy the exercise price or tax withholding obligation for any award will not reduce the shares available for grant under the 2023 Plan. Further, the payment of dividend equivalents in cash in conjunction with any awards under the 2023 Plan will not reduce the shares available for grant under the 2023 Plan. However, the following shares may not be used again for grant under the 2023 Plan: (i) shares subject to stock appreciation rights (“SARs”) that are not issued in connection with the stock settlement of the SAR on exercise, and (ii) shares purchased on the open market with the cash proceeds from the exercise of options.

Awards granted under the 2023 Plan upon the assumption of, or in substitution for, awards authorized or outstanding under a qualifying equity plan maintained by an entity with which we enter into a merger or similar corporate transaction will not reduce the shares available for grant under the 2023 Plan but, to the extent granted in respect of an ISO, will count against the maximum number of shares that may be issued upon the exercise of ISOs.

The 2023 Plan provides that the sum of any cash compensation and the aggregate grant date fair value (determined as of the date of the grant under Financial Accounting Standards Board Accounting Standards Codification Topic 718, or any successor thereto) of all awards granted to a non-employee director as compensation for services as a non-employee director during any fiscal year, or director limit, may not exceed the amount equal to $750,000.

Awards

The 2023 Plan provides for the grant of stock options, including ISOs and nonqualified stock options (“NSOs”), SARs, restricted stock, dividend equivalents, restricted stock units (“RSUs”) and other stock or cash-based awards. Certain awards under the 2023 Plan may constitute or provide for payment of “nonqualified deferred compensation” under Section 409A of the Code (defined below), which may impose additional requirements on the terms and conditions of such awards. All awards under the 2023 Plan will be evidenced by award agreements, which will detail the terms and conditions of awards, including any applicable vesting and payment terms and post-termination exercise limitations. Awards other than cash awards generally will be settled in shares of our Common Stock, but the applicable award agreement may provide for cash settlement of any award. A brief description of each award type follows.

●	Stock Options and SARs.

Stock options provide for the purchase of shares of our Common Stock in the future at an exercise price set on the grant date. ISOs, in contrast to NSOs, may provide tax deferral beyond exercise and favorable capital gains tax treatment to their holders if certain holding period and other requirements of the Code are satisfied. SARs entitle their holder, upon exercise, to receive from us an amount equal to the appreciation of the shares subject to the award between the grant date and the exercise date. Unless otherwise determined by our board of directors, the exercise price of a stock option or SAR may not be less than 100% of the fair market value of the underlying share on the grant date (or 110% in the case of ISOs granted to certain significant stockholders), except with respect to certain substitute awards granted in connection with a corporate transaction. The term of a stock option or SAR may not be longer than ten years (or five years in the case of ISOs granted to certain significant stockholders).

●	Restricted Stock.

Restricted stock is an award of nontransferable shares of our Common Stock that are subject to certain vesting conditions and other restrictions.

●	RSUs.

RSUs are contractual promises to deliver shares of our Common Stock in the future, which may also remain forfeitable unless and until specified conditions are met and may be accompanied by the right to receive the equivalent value of dividends paid on shares of common stock prior to the delivery of the underlying shares (i.e., dividend equivalent rights). The plan administrator may provide that the delivery of the shares underlying RSUs will be deferred on a mandatory basis or at the election of the participant. The terms and conditions applicable to RSUs will be determined by the plan administrator, subject to the conditions and limitations contained in the 2023 Plan.

●	Other Stock or Cash Based Awards.

Other stock or cash based awards are awards of cash, fully vested shares of our Common Stock and other awards valued wholly or partially by referring to, or otherwise based on, shares of our Common Stock. Other stock or cash based awards may be granted to participants and may also be available as a payment form in the settlement of other awards, as standalone payments and as payment in lieu of compensation to which a participant is otherwise entitled.

●	Dividend Equivalents.

Dividend equivalents represent the right to receive the equivalent value of dividends paid on shares of our Common Stock and may be granted alone or in tandem with awards other than stock options or SARs. Dividend equivalents are credited as of the dividend record dates during the period between the date an award is granted and the date such award vests, is exercised, is distributed or expires, as determined by the plan administrator. Dividend equivalents payable with respect to an award prior to the vesting of such award instead will be paid out to the participant only to the extent that the vesting conditions are subsequently satisfied and the award vests.

Certain Transactions

The plan administrator has broad discretion to take action under the 2023 Plan, as well as make adjustments to the terms and conditions of existing and future awards, to prevent the dilution or enlargement of intended benefits and facilitate necessary or desirable changes in the event of certain transactions and events affecting our Common Stock, such as stock dividends, stock splits, mergers, acquisitions, consolidations and other corporate transactions. In addition, in the event of certain non-reciprocal transactions with our stockholders known as “equity restructurings,” the plan administrator will make equitable adjustments to the 2023 Plan and outstanding awards. In the event of a change in control (as defined in the 2023 Plan), to the extent that the surviving entity declines to continue, convert, assume or replace outstanding awards, then all such awards will become fully vested and exercisable in connection with the transaction.

Prohibition on Repricing

Our Board may not reduce the exercise price of any stock option or SAR, or cancel any stock option or SAR in exchange for cash, other awards or stock options or SARs with an exercise price per share that is less than the exercise price per share of the original stock options or SARs without the approval of the stockholders of the Company, except in connection with a corporate transaction involving the Company.

Plan Amendment and Termination

Our Board may amend or terminate the 2023 Plan at any time; however, no amendment, other than an amendment that increases the number of shares available under the 2023 Plan, may materially and adversely affect an award outstanding under the 2023 Plan without the consent of the affected participant, and stockholder approval will be obtained for any amendment to the extent necessary to comply with applicable laws. The 2023 Plan will remain in effect until the tenth anniversary of the date our board of directors approve the 2023 Plan, unless earlier terminated. No awards may be granted under the 2023 Plan after its termination.

Foreign Participants, Claw-Back Provisions, Transferability and Participant Payments

The plan administrator may modify award terms, establish subplans and/or adjust other terms and conditions of awards, subject to the share limits described above, in order to facilitate grants of awards subject to the laws and/or stock exchange rules of countries outside of the United States. All awards will be subject to any company clawback policy as set forth in such clawback policy or the applicable award agreement. Awards under the 2023 Plan are generally non-transferrable, except by will or the laws of descent and distribution, or, subject to the plan administrator’s consent, pursuant to a domestic relations order, and are generally exercisable only by the participant. With regard to tax withholding, exercise price and purchase price obligations arising in connection with awards under the 2023 Plan, the plan administrator may, in its discretion, accept cash or check, shares of our common stock that meet specified conditions, a “market sell order” or such other consideration as it deems suitable.

Material U.S. Federal Income Tax Consequences

The following is a general summary under current law of the principal United States federal income tax consequences related to awards under the 2023 Plan. This summary deals with the general federal income tax principles that apply and is provided only for general information. Some kinds of taxes, such as state, local and foreign income taxes and federal employment taxes, are not discussed. This summary is not intended as tax advice to participants, who should consult their own tax advisors.

Non-Qualified Stock Options.  If an optionee is granted an NSO under the 2023 Plan, the optionee should not have taxable income on the grant of the option. Generally, the optionee should recognize ordinary income at the time of exercise in an amount equal to the fair market value of the shares acquired on the date of exercise, less the exercise price paid for the shares. The optionee’s basis in the common stock for purposes of determining gain or loss on a subsequent sale or disposition of such shares generally will be the fair market value of our common stock on the date the optionee exercises such option. Any subsequent gain or loss will be taxable as a long-term or short-term capital gain.

Incentive Stock Options.  A participant receiving ISOs should not recognize taxable income upon grant. Additionally, if applicable holding period requirements are met, the participant should not recognize taxable income at the time of exercise.

However, the excess of the fair market value of the shares of our common stock received over the option exercise price is an item of tax preference income potentially subject to the alternative minimum tax. If stock acquired upon exercise of an ISO is held for a minimum of two years from the date of grant and one year from the date of exercise and otherwise satisfies the ISO requirements, the gain or loss (in an amount equal to the difference between the fair market value on the date of disposition and the exercise price) upon disposition of the stock will be treated as a long-term capital gain or loss, and we will not be entitled to any deduction. If the holding period requirements are not met, the ISO will be treated as one that does not meet the requirements of the Code for ISOs and the participant will recognize ordinary income at the time of the disposition equal to the excess of the amount realized over the exercise price, but not more than the excess of the fair market value of the shares on the date the ISO is exercised over the exercise price, with any remaining gain or loss being treated as capital gain or capital loss. We or our affiliates generally are not entitled to a federal income tax deduction upon either the exercise of an ISO or upon disposition of the shares acquired pursuant to such exercise, except to the extent that the participant recognizes ordinary income on disposition of the shares.

Other Awards.  The current federal income tax consequences of other awards authorized under the 2023 Plan generally follow certain basic patterns: SARs are taxed and deductible in substantially the same manner as NSOs; nontransferable restricted stock subject to a substantial risk of forfeiture results in income recognition equal to the excess of the fair market value over the price paid, if any, only at the time the restrictions lapse (unless the recipient elects to accelerate recognition as of the date of grant through a Section 83(b) election); RSUs, dividend equivalents and other stock or cash based awards are generally subject to tax at the time of payment. We or our affiliates generally should be entitled to a federal income tax deduction at the time and for the same amount as the optionee recognizes ordinary income.

Section 409A of the Code

Certain types of awards under the 2023 Plan may constitute, or provide for, a deferral of compensation subject to Section 409A of the Code. Unless certain requirements set forth in Section 409A of the Code are complied with, holders of such awards may be taxed earlier than would otherwise be the case (e.g., at the time of vesting instead of the time of payment) and may be subject to an additional 20% penalty tax (and, potentially, certain interest, penalties and additional state taxes). To the extent applicable, the 2023 Plan and awards granted under the 2023 Plan are intended to be structured and interpreted in a manner intended to either comply with or be exempt from Section 409A of the Code and the Department of Treasury regulations and other interpretive guidance that may be issued under Section 409A of the Code. To the extent determined necessary or appropriate by the plan administrator, the 2023 Plan and applicable award agreements may be amended to further comply with Section 409A of the Code or to exempt the applicable awards from Section 409A of the Code.

Section 83(b) of the Code

No participant may make an election under Section 83(b) of the Code with respect to any award of restricted stock under the 2023 Plan without the consent of the administrator, which the administrator may grant (prospectively or retroactively) or withhold in its sole discretion. If, with the consent of the administrator, a participant makes an election under Section 83(b) of the Code to be taxed with respect to the restricted stock as of the date of transfer of the restricted stock rather than as of the date or dates upon which the participant would otherwise be taxable under Section 83(a) of the Code, the participant is required to deliver a copy of such election to the Company promptly after filing such election with the Internal Revenue Service.

Grants of Plan-Based Awards in 2023

During the fiscal year ended December 31, 2023 no equity awards were made pursuant to our 2019 Plan and our 2022 Plan.

Option Exercises and Stock Vested in 2023

	Number of	Value	Number of
	Shares	Realized	Shares	Value
	Acquired on	on	Acquired on	Realized
	Exercise	Exercise	Vesting	on Vesting
Name	(#)	($)	(#)	($)(1)
Jon C. Bates	—	—	99,000	$14,850

Potential Payments upon Termination or Change in Control

The table below sets forth the estimated amount of payments and other benefits each NEO would have been entitled to receive upon the occurrence of the indicated event, assuming that the event occurred on December 31, 2023. The information is provided relative to the NEO’s termination or change in control policies or arrangements in place on such date. The values relating to vesting of stock options and RSU awards are based upon a per share fair market value of our common stock of $0.18 the closing price of a share of our common stock as reported on Nasdaq on December 31, 2023, the last trading day in 2023.

	Salary and
	Other Cash		Vesting of	Vesting of	Health and
	Payments	Bonus	Stock Options	RSUs	Dental Benefits	Total
Name	($)(1)	($)(2)	($)(3)	($)	($)(4)	($)
Thomas T. Vo	3,000,000	—	—	—	—	3,013,634
Warren Hosseinion	1,500,000	—	—	—	24,207	1,524,207
Jon C. Bates	300,000	—	—	8,910	14,463	323,373
(1)	Upon termination of employment by the Company without cause or resignation for good reason, Dr. Vo will be entitled to receive an amount equal to three times Dr. Vo’s most recent base salary, Dr. Hosseinion’s will be entitled to receive a cash payment equal to two times Dr. Hosseinion’s most recent base salary and Mr. Bates will be entitled to twelve months of base salary.
(2)	Upon termination of employment by the Company without cause or resignation for good reason, Dr. Vo will be entitled a proportional payment of any annual bonus amount Dr. Vo would have earned with respect to days employed during the year of termination, Mr. Bates will be entitled an annual cash bonus in an amount of up to forty percent `of his base salary, and Dr. Hosseinion will be entitled an annual cash bonus as determined by the Board. There were no accrued and unpaid bonuses as of December 31, 2023.
(3)	There are no unvested Stock Options as of December 31, 2023.
(4)	Upon termination of employment by the Company without cause or resignation for good reason Dr. Hosseinion and Mr. Bates are entitled to an amount equal to the premium amounts paid for group medical, dental and vision coverage for a period of twelve months.

Director Compensation

The non-executive members of the Board are eligible to receive both cash and equity compensation for their service as board members. Members of management who are on the Board are not eligible for additional compensation for service as board members.

The Compensation Committee periodically reviews the Nutex compensation program and may, from time-to-time, recommend to the Board changes to the program. The Compensation Committee may seek the advice of an independent compensation consultant to the extent it deems necessary or appropriate in the discharge of its duties.

Equity Awards.

We may grant an annual equity award to each non-executive director as determined in the judgment of the Compensation Committee, and are paid in RSUs or common stock that fully vest one year following the grant date, subject to continued service through the applicable vesting date.

Cash Retainers.

We provide our non-executive directors with cash retainers, paid monthly. The annual cash retainer for each non-executive director is $150,000. Additionally, we provided the following annual cash retainers in fiscal year 2023, which are prorated for partial years of service:

Additional Annual Retainer for Committee Membership:
Audit Committee Chairman	$20,000
Compensation Committee Chairman	$15,000
Nominating and Governance Committee Chairman	$15,000

In 2023, we provided the following cash retainers to our non-executive directors:

John Waters, Audit Committee Chair	$148,743
Mitchell Creem, Compensation Committee Chair	$144,375
Michael Reed, Nominating and Governance Audit Committee Chair	$144,375
Cheryl Grenas, Director	$131,250

The following table presents compensation received by our non-executive directors during fiscal year 2023. Messrs. Vo and Hosseinion did not receive compensation for their service on the Board and the compensation paid to Messrs. Vo and Hosseinion as employees of Nutex are set forth under the 2023 Summary Compensation Table:

	Fees Earned or
	Paid	Stock
Name	in Cash ($)	Awards ($)(1)	Total ($)
John Waters	148,743	—	148,743
Mitchell Creem	144,375	—	144,375
Michael Reed	144,375	—	144,375
Cheryl Grenas	131,250	—	131,250

Limitation of Liability and Indemnification

Our Amended and Restated Certificate of Incorporation limits the personal liability of directors for breach of fiduciary duty to the maximum extent permitted by the Delaware General Corporation Law (the “DGCL”) and provides that no director will have personal liability to us or to our stockholders for monetary damages for any breach of fiduciary duty as a director. However, these provisions do not eliminate or limit the liability of any of our directors:

(1)	for any breach of the director’s duty of loyalty to us or our stockholders;
(2)	for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law;
(3)	or voting or assenting to unlawful payments of dividends, stock repurchases, or other distributions; or
(4)	for any transaction from which the director derived an improper personal benefit. Any amendment to or repeal of these provisions will not eliminate or reduce the effect of these provisions in respect of any act, omission or claim that occurred or arose prior to such amendment or repeal. If the DGCL is amended to provide for further limitations on the personal liability of directors of corporations, then the personal liability of our directors will be further limited to the greatest extent permitted by the DGCL.

We maintain an insurance policy that covers certain liabilities of our directors and officers arising out of claims based on acts or omissions in their capacities as directors or officers. In addition, we have entered into indemnification agreements with our directors. These indemnification agreements require us, among other things, to indemnify each such director for some expenses, including attorneys’ fees, judgments, fines, and settlement amounts incurred by him in any action or proceeding arising out of his service as one of our directors.

Certain of our non-employee directors may, through their relationships with their employers, be insured and/or indemnified against certain liabilities incurred in their capacity as members of our Board.

Insofar as indemnification for liabilities arising under the Securities Act of 1933, as amended (the “Securities Act”) may be permitted to directors, executive officers or persons controlling us, in the opinion of the SEC, such indemnification is against public policy as expressed in the Securities Act and is therefore unenforceable.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of April 22, 2024, with respect to holdings of our common stock:

(1)	stockholders who beneficially owned more than 5% of the outstanding shares of our common stock;
(2)	each of our named executive officers and directors; and
(3)	all directors and executive officers as a group.

The number of shares of common stock beneficially owned by each stockholder is determined under rules issued by the SEC and includes voting or investment power with respect to securities. These rules generally provide that a person is the beneficial owner of securities if such person has or shares the power to vote or direct the voting thereof, or to dispose or direct the disposition thereof or has the right to acquire such powers within 60 days.

Unless otherwise indicated, we believe, based on information provided to us, that each of the stockholders listed below has sole voting and investment power with respect to the shares beneficially owned by the stockholder unless noted otherwise, subject to community property laws where applicable.

Unless otherwise indicated, the address of each beneficial owner listed in the table below is c/o Nutex Health Inc., 6030 S. Rice Ave, Suite C, Houston, TX 77081.

All information set forth in the table below is adjusted for the Company’s 1-15 reverse stock split effective April 10, 2024 and is based on 49,719,714 shares of common stock outstanding as of April 22, 2024.

	Amount and Nature of
Name of Beneficial Owner	Beneficial Ownership	Percent of Class
Tom Vo, Chairman and CEO(1)	17,988,185	36.20%
Warren Hosseinion, President and Director(2)	115,217	*
Mitchell Creem, Director(3)	26,258	*
Cheryl Y. Grenas, Director(4)	667	*
Michael L. Reed, Director(5)	667	*
Scott J. Saunders, Director	—	*
Kelvin Spears, Director	318,828	*
Joshua DeTillio, Chief Operating Officer	9,333	*
Jon C. Bates, Chief Financial Officer(6)	12,568	*
Michael Chang, Chief Medical Officer(7)	800,568	1.61%
Pamela Montgomery, Chief Legal Officer - Healthcare(8)	4,100	*
Elisa Luqman. Chief Legal Officer - SEC(9)	45,332	*
Executive Officers and Directors as a Group	19,321,722	38.52%
*	Less than 1%.
(1)	Micro Hospital Holding LLC (“MHH”) is the direct beneficial owner of 17,988,185, shares of Common Stock. Dr. Vo, the Chairman and Chief Executive Officer of the Company, as the 100% owner and sole manager of MHH, is the indirect beneficial owner of such shares. Vo Family Limited Partnership ("VFLP") is the direct beneficial owner of 2,500,000 shares of Common Stock. Dr. Vo, the Chairman and Chief Executive Officer of the Company, as the 100% sole trustee of VFLP, is the indirect beneficial owner of such shares.

(2)	Includes options to purchase 10,000 shares of the common stock at $22.50 per share, options to purchase 40,000 shares of the common stock at $24.15 per share, options to purchase 57,319 shares of the common stock at $41.25 per share and a warrant to purchase 720 shares of the common stock at $100.05 per share.
(3)	The Creem Family Trust ("CREEM"), the direct beneficial owner of 5,450 shares of Common Stock. Mitchell Creem, the co-trustee of CREEM, is the indirect beneficial owner of such shares. Includes options to purchase 5,675 shares of the common stock at $22.50 per share, options to purchase 3,000 shares of common stock at $24.15 per share, options to purchase 12,133 shares of common stock at $41.25 per share.
(4)	Includes 667 shares of common stock held by Xavier Grenas, Ms. Grenas’ husband.
(5)	Michael L Reed Trust IRA ("MLRTIRA"), the direct beneficial owner of 667 shares of Common Stock. Micheal L Reed, the sole trustee of MLRTIRA, is the indirect beneficial owner of such shares.
(6)	Includes 3,300 Restricted Stock Unit (RSUs) vesting on March 1, 2025.
(7)	Michael Chang PLLC ("CHANG") is the direct beneficial owner of 800,568 shares of Common Stock. Dr. Chang as the 100% owner and sole manager of CHANG, is an indirect beneficial owner of such shares.
(8)	Includes 1,100 Restricted Stock Unit (RSUs) vesting on March 1, 2025.
(9)	Includes 91 shares of common stock held by Muhammad Luqman, Ms. Luqman’s husband, options to purchase 7,807 shares of the commons stock at $22.50 per share, options to purchase 26,667 shares of the common stock at $24.15 per share and options to purchase 10,000 shares of common stock at $41.25per share.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2023 filed with the SEC and on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, officers and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2023 other than two Form 3s filed one each by Danniel Stites and Joshua DeTillio, and four Form 4s filed one each by Tom Vo, Warren Hosseinion, Jon Bates and Pamela Montgomery, which were filed late.

Item 13. Certain Relationships and Related Persons Transactions

Since January 1, 2023, we have engaged in the following transactions with our directors and executive officers and holders of more than 5% of our voting securities and affiliates of our directors, executive officers and such 5% stockholders. We believe that all of the transactions described below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Related Person Transactions

Our Chief Executive Officer Thomas T. Vo has interests in Physician LLCs controlled by or affiliated with Dr. Vo (“Physician LLCs”), are leased from real estate entities which are owned by related parties and Micro Hospital Holding LLC, an affiliate of the Company, which has been consolidated by the Company as a variable interest entity.

Most of our hospital division facilities are leased from real estate entities which are owned by related parties, namely the members of the applicable Physician LLCs. These leases are typically on a triple net basis where our hospital division is responsible for all operating costs, repairs and taxes on the facilities. During the year ended December 31, 2023, we made cash payments for these lease obligations totaling $15.7 million.

While we have no direct ownership interest, we have historically provided support to the Physician LLCs in the event of cash shortages and received the benefit of their cash surpluses, the amounts due from Physician LLCs totaled $4.3 million at December 31,

2023. The Physician LLCs had outstanding obligations to their member owners, who are also Company stockholders, totaling $4.3 million at December 31, 2023.

Indemnification of Directors

Our Amended and Restated Certificate of Incorporation limits the personal liability of directors for breach of fiduciary duty to the maximum extent permitted by the DGCL and provides that no director will have personal liability to us or to our stockholders for monetary damages for any breach of fiduciary duty as a director. In addition, we have entered into indemnification agreements with each of our directors that that require us, among other things, to indemnify each director for certain expenses, including attorneys’ fees, judgments, fines and settlement amounts incurred by him or her in any action or proceeding arising out of his or her service as one of our directors. See the “Corporate Governance — Limitation of Liability and Indemnification in Item 10 of this Amendment No. 1.

Policies and Procedures for Related Person Transactions

Our Board has adopted a written Related Person Transaction Policy, setting forth the policies and procedures for the review and approval or ratification of related person transactions. Under the policy, our legal team is primarily responsible for developing and implementing processes and procedures to obtain information regarding related persons with respect to potential related person transactions and then determining, based on the facts and circumstances, whether such potential related person transactions do, in fact, constitute related person transactions requiring compliance with the policy. If our legal team determines that a transaction or relationship is a related person transaction requiring compliance with the policy, our Chief Legal Officer (SEC) is required to present to the Audit Committee all relevant facts and circumstances relating to the related person transaction. Our Audit Committee must review the relevant facts and circumstances of each related person transaction, including if the transaction is on terms comparable to those that could be obtained in arm’s length dealings with an unrelated third party and the extent of the related person’s interest in the transaction, take into account the conflicts of interest and corporate opportunity provisions of our Code of Business Ethics policy, and either approve or disapprove the related person transaction. If advance Audit Committee approval of a related person transaction requiring the Audit Committee’s approval is not feasible, then the transaction may be preliminarily entered into by management upon prior approval of the transaction by the chairman of the Audit Committee subject to ratification of the transaction by the Audit Committee at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. If a transaction was not initially recognized as a related person, then upon such recognition the transaction will be presented to the Audit Committee for ratification at the Audit Committee’s next regularly scheduled meeting; provided, that if ratification is not forthcoming, management will make all reasonable efforts to cancel or annul the transaction. Our management will update the Audit Committee as to any material changes to any approved or ratified related person transaction and will provide a status report at least annually of all then current related person transactions. No director may participate in approval of a related person transaction for which he or she is a related person.

Director Independence

For the information required by this item relating to the independence of our directors please see "Directors, Executive Officers and Corporate Governance ” in Item 10 of this Amendment No

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees billed for professional services by Marcum LLP for the years ended December 31, 2023 and 2022:

	Year Ended December 31,
	2023	2022
Audit Fees	$1,601.868	$1,424,460
Audit Related Fees	105,060	29,355
Tax Fees	—	—
Other Fees	—	—
Total	$1,706,928	$1,453,815

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
Management Report on Internal Control Over Financial Reporting

Reports of Independent Registered Public Accounting Firm (PCAOB ID Number 688)

Consolidated Balance Sheets as of December 31, 2023 and 2022

Consolidated Statements of Operations for the Years Ended December 31, 2023, 2022 and 2021

Consolidated Statements of Equity (Deficit) for the Years Ended December 31, 2023, 2022 and 2021

Consolidated Statements of Cash Flows for the Years Ended December 31, 2023, 2022 and 2021

Notes to Consolidated Financial Statements

(b)  Exhibits:

		Incorporated by Reference (File No. 000-53862)
Exhibit No	Description	Form	Exhibit	File Date
2.1	Agreement and Plan of Merger, dated as of February 25, 2021 by and among the Registrant, AHP, Merger Sub, and the Signing Stockholder	8- K	2.1	Mar. 2, 2021
2.2	Agreement and Plan of Merger, dated as of February 25, 2021 by and among the Registrant, AHA, and Merger Sub	8-K	2.3	Mar. 2, 2021
2.3	Agreement and Plan of Merger dated as of November 23, 2021 among Clinigence Holdings, Inc., Nutex Acquisition LLC, Nutex Health Holdco LLC, Micro Hospital Holding LLC (solely for the purposes of certain Sections ), Nutex Health LLC (solely for the purposes of certain Sections) and Thomas T. Vo in his capacity as the Nutex Representative	8-K	99.1	Nov. 24, 2021
2.4	Agreement and Plan of Merger dated effective as of October 21, 2021, by and between Clinigence Holdings, Inc., Clinigence Procare Health, Inc., Procare Health, Inc. Anh Nguyen and Tram Nguyen	8-K	2.1	Oct. 21, 2021
2.5	Form of Contribution Agreement (Under Construction Hospitals) as of November 23, 2021 by and among Nutex Health Holdco LLC and the owners listed on the signature pages thereto	10-Q	2.5	Aug. 22, 2022
2.6	Form of Contribution Agreement (Ramping Hospitals) as of November 23, 2021 by and among Nutex Health Holdco LLC and the owners listed on the signature pages thereto	10-Q	2.6	Aug. 22, 2022
2.7	Form of Contribution Agreement (Mature Hospitals) as of November 23, 2021 by and among Nutex Health Holdco LLC and the owners listed on the signature pages thereto	10-Q	2.7	Aug. 22, 2022
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	July 5, 2023
3.2	Second Amended and Restated Bylaws	8-K	3.2	Apr. 4, 2022
4.1	Note Purchase Agreement dated May 15, 2019.	10-K	4.1	May 14, 2020
4.2	Form of Convertible Promissory Note dated November 18, 2019	8-K	10.2	Nov. 22. 2019
4.3	Form of Warrant November 18, 2019	8-K	10.3	Nov. 22. 2019
4.4	2019 Omnibus Equity Incentive Plan	S-8 (333-267710)	10.2	Sep. 30, 2022
4.5	Amended and Restated Nutex Health Inc. 2022 Equity Incentive Plan	S-8 (333-267710)	10.1	Sep. 30, 2022
4.6	Description of Common Stock	10-Q	4.6	Aug. 22, 2022
4.7	Registration Rights Agreement dated as of April 1, 2022 by and among Nutex Health Inc. and the stockholders of Nutex Health Holdco LLC set forth on Schedule A thereto	Schedule 13D	99.2	Apr. 11, 2022
4.8	Amendment No. 1 dated as of July 1, 2022 to Registration Rights Agreement dated as of April 1, 2022	10-Q	4.9	Aug. 22, 2022
4.9	Registration Rights Agreement dated as of November 14, 2022 between Nutex Health Inc. and Lincoln Park Capital Fund, LLC	8-K	10.2	Nov. 18, 2022
4.10	Amended and Restated Nutex Health Inc. 2023 Equity Incentive Plan	Schedule 14A	Appendix A	May 19, 2023
4.11	Nutex Health Inc. 2023 Employee Stock Purchase Plan	8-K	10.2	July 5, 2023
4.12	Form of 8% Convertible Promissory Note due October 31, 2025	10-K	4.12	March 29, 2024
4.13	Form of Stock Purchase Warrant expiring December 31, 2029	10-K	4.13	March 29, 2024
4.14	Form of Common Stock Purchase Warrant	8-K	4.1	Jan. 24,2024
10.1	Master Services Agreement dated as of February 25, 2021 by and between AHA Management, Inc. and AHPIPA	8-K	2.2	Mar. 2, 2021
10.2	Intellectual Property Asset Purchase Agreement, dated as of May 27, 2020 by and among the Registrant, Clinigence Health, AHA, and AHA Analytics	8-K	2.1	Jun. 3, 2020

10.3	Intellectual Property License Agreement, dated as of May 27, 2020 by and between Clinigence Health and AHA Analytics	8-K	2.2	Jun. 3, 2020
10.4	Managed Services Agreement, dated as of May 27, 2020 by and between Clinigence Health and AHA Analytics	8-K	2.3	Jun. 3, 2020
10.5	Securities Purchase Agreement between Clinigence Holdings, Inc. and Apollo Medical Holdings, Inc. dated as of September 21, 2021	8-K	3.02	Oct. 1, 2021
10.6	Form of Board of Directors Agreement	8-K	10.1	Apr. 26, 2022
10.7	Employment Agreement between Thomas T. Vo and Clinigence Holdings, Inc. (to be renamed Nutex Health Inc.) dated as of April 1, 2022	8-K	10.1	Apr. 4, 2022
10.8	Employment Agreement between Warren Hosseinion and Clinigence Health Holdings, Inc. (to be renamed Nutex Health Inc.) dated April 1, 2022	8-K	10.2	Apr. 4, 2022
10.9	Employment Agreement, dated as of June 8, 2022, between the Company and Jon Bates.	8-K	10.2	Jun. 10, 2022
10.10	Form of Commercial Lease Agreement (Hospital Entities) including Parent Guarantee (Nutex Health Inc.)	10-Q	10.11	Aug. 22, 2022
10.11	Form of Construction Loan Agreement (Hospital Entities) including Personal Guarantee (Related Parties)	10-Q	10.12	Aug. 22, 2022
10.12	Purchase Agreement dated as of November 14, 2022 between Nutex Health Inc. and Lincoln Park Capital Fund, LLC	8-K	10.1	Nov. 18, 2022
10.13	Form of Restricted Stock Award Rescission Agreement	10-K	10.14	Mar. 2, 2023
10.14	Partial Option Cancellation Agreement	8-K	10.1	Jan. 4, 2023
10.15	Pre-Paid Advance Agreement by and between YA II PN, Ltd., a Cayman Islands exempt limited partnership and Nutex Health Inc., dated April 11, 2023.	8-K	10.1	Apr. 12, 2023
10.16	Employment Agreement by and between the Company and Pamela Montgomery dated August 8, 2022.	10-Q	10.1	May 15, 2023
10.17	Employment Agreement, dated as of August 28, 2023, between the Company and Joshua DeTillio.	8-K	10.1	Sep. 5, 2023
10.18	Employment Agreement between Clinigence Holdings, Inc. and Elisa Luqman dated as of October 29, 2019.	10-K	10.18	Mar. 29, 2024
10.19	Amendment to Employment Agreement between Clinigence Holdings, Inc. and Elisa Luqman dated as of February 22, 2021.	10-K	10.19	Mar. 29, 2024
10.20	Second Amendment to Employment Agreement between Clinigence Holdings, Inc. and Elisa Luqman dated as of July 1, 2021.	10-K	10.20	Mar. 29, 2024
10.21	Third Amendment to Employment Agreement between Clinigence Holdings, Inc. and Elisa Luqman dated as of August 15, 2021.	10-K	10.21	Mar. 29, 2024
10.22	Fourth Amendment to Employment Agreement between Nutex Health Inc. and Elisa Luqman dated as of June 14, 2022.	10-K	10.22	Mar. 29, 2024
10.23	Placement Agency Agreement between Maxim Group LLC and the Company dated January 22, 2024.	8-K	10.1	Jan. 24, 2022
10.24	Form of Securities Purchase Agreement dated as of January 22, 2024.	8-K	10.2	Jan. 24, 2022
10.25	Form of Notice of Grant And Stock Option Agreement	10-K	10.25	March 29, 2024
10.26	Form of Restricted Stock Award Agreement	10-K	10.26	Mar. 29, 2024
10.27	Form of Restricted Unit Award Agreement	10-K	10.27	Mar. 29, 2024
10.28	Termination of Pre-Paid Advance Agreement dated February 8, 2024	10-K	10.28	Mar. 29, 2024
10.29	Addendum to Employment Agreement between Nutex Health Inc. and Thomas T. Vo dated as of February 8, 2024	8-K	10.1	Feb. 9, 2024
10.30	Employment Agreement between Nutex Health Inc. and Michael Chang dated as of September 9, 2022	10-K	10.30	Mar. 29, 2024
10.31	Amendment to Employment Agreement between Nutex Health Inc. and Michael Chang dated as of January 31, 2024	10-K	10.31	Mar. 29, 2024
21.1	List of Subsidiaries	10-K	21.1	Mar. 29, 2024
23.1	Consent of Marcum LLP	10-K	23.1	Mar. 29, 2024
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.1	Mar. 29, 2024
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.2	Mar. 29, 2024
97.1	Nutex Health Inc. Compensation Recovery Policy	10-K	97.1	Mar. 29, 2024
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH	XBRL Taxonomy Extension Schema Document.
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.
104**	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	Filed herewith
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

April 30, 2024	/s/ Thomas T. Vo
Thomas T. Vo
Chief Executive Officer and Chairman of the Board (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 30, 2024	/s/ Thomas T. Vo
Thomas T. Vo
Chief Executive Officer and Chairman of the Board (principal executive officer)

April 30, 2024	/s/ Jon C. Bates
Jon C. Bates
Chief Financial Officer (principal financial officer and principal accounting officer)

April 30, 2024	/s/ Warren Hosseinion
Warren Hosseinion
President and Director

April 30, 2024	/s/ Kelvin Spears
Kelvin Spears
Director

April 30, 2024	/s/ Cheryl Grenas
Cheryl Grenas
Director

April 30, 2024	/s/ Michael L. Reed
Michael L. Reed
Director

April 30, 2024	/s/ Mitchell Creem
Michell Creem
Director

April 30, 2024	/s/ Scott Saunders
Scott Saunders
Director