Form 10-Q
period 2024-03-31
Nutex Health, Inc.
filed 2024-05-09
CIK 1479681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

or

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

As of May 6, 2024, the registrant had 49,719,375 shares of common stock outstanding.

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

Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under, but not limited to, the heading “Item 1A. Risk Factors” included in this Quarterly Report and in the Annual Report of Nutex Health Inc. on Form 10-K for the year ended December 31, 2023 and other filings of the Company with the United States Securities and Exchange Commission. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change, and significant risks and uncertainties that could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$30,006,419	$22,002,056
Accounts receivable	61,533,245	58,624,301
Accounts receivable - related parties	4,213,847	4,152,068
Inventories	2,975,486	3,390,584
Prepaid expenses and other current assets	1,629,346	2,679,394
Total current assets	100,358,343	90,848,403
Property and equipment, net	80,570,705	81,387,649
Operating right-of-use assets	11,580,253	11,853,082
Finance right-of-use assets	173,920,659	176,146,329
Intangible assets, net	20,102,371	20,512,636
Goodwill, net	17,066,263	17,066,263
Other assets	685,260	431,135

Total assets	$404,283,854	$398,245,497

Liabilities and Equity
Current liabilities:
Accounts payable	$17,217,905	$18,899,196
Accounts payable - related parties	6,856,962	6,382,197
Lines of credit	2,777,128	3,371,676
Current portion of long-term debt	9,388,455	10,808,721
Operating lease liabilities, current portion	1,586,904	1,579,987
Finance lease liabilities, current portion	4,366,696	4,315,979
Accrued expenses and other current liabilities	17,694,134	12,955,296
Total current liabilities	59,888,184	58,313,052
Long-term debt, net	26,308,017	26,314,733
Warrant liability	5,060,810	-
Operating lease liabilities, net	15,097,284	15,479,639
Finance lease liabilities, net	212,867,062	213,886,213
Deferred tax liabilities	5,050,347	5,145,754
Total liabilities	324,271,704	319,139,391

Commitments and contingencies

Equity:
Common stock, $0.001 par value; 950,000,000 shares authorized; 49,719,375 and 45,111,994 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	49,719	45,112
Additional paid-in capital	472,405,834	470,480,617
Accumulated deficit	(409,436,614)	(409,072,539)
Nutex Health Inc. equity	63,018,939	61,453,190
Noncontrolling interests	16,993,211	17,652,916
Total equity	80,012,150	79,106,106

Total liabilities and equity	$404,283,854	$398,245,497

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Revenue:
Hospital division	$60,029,369	$49,288,164
Population health management division	7,424,418	7,041,253
Total revenue	67,453,787	56,329,417

Operating costs and expenses:
Payroll and benefits	27,003,144	25,836,673
Contract services	11,319,454	9,189,331
Medical supplies	5,321,842	4,023,882
Depreciation and amortization	4,186,202	3,993,747
Other	9,465,967	8,438,061
Total operating costs and expenses	57,296,609	51,481,694

Gross profit	10,157,178	4,847,723

Corporate and other costs:
Facilities closing costs	-	217,266
Stock-based compensation expense	49,167	1,900,000
General and administrative expenses	8,658,410	7,175,544
Total corporate and other costs	8,707,577	9,292,810

Operating income (loss)	1,449,601	(4,445,087)

Interest expense, net	4,444,362	3,140,089
Gain on warrant liability	(2,600,747)	-
Other (income) expense	(241,192)	247,455
Loss before taxes	(152,822)	(7,832,631)

Income tax expense (benefit)	389,665	(910,659)

Net loss	(542,487)	(6,921,972)

Less: net loss attributable to noncontrolling interests	(178,412)	(1,774,693)

Net loss attributable to Nutex Health Inc.	$(364,075)	$(5,147,279)

Loss per common share:
Basic	$(0.01)	$(0.12)
Diluted	$(0.01)	$(0.12)

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity

Balance as of December 31, 2022	43,348,256	$43,348	$459,105,278	$(363,285,925)	$24,464,699	$120,327,400
Deconsolidation of Real Estate Entity	—	—	—	—	(4,258,133)	(4,258,133)
Common stock issued for exercise of warrants	46,819	47	(47)	—	—	—
Common stock issued to Apollo Medical Holdings, Inc.	66,667	67	1,899,933	—	—	1,900,000
Contributions	—	—	—	—	28,000	28,000
Distributions	—	—	—	—	(1,537,141)	(1,537,141)
Net loss	—	—	—	(5,147,279)	(1,774,693)	(6,921,972)
Balance at March 31, 2023	43,461,742	$43,462	$461,005,164	$(368,433,204)	$16,922,732	$109,538,154

Balance at December 31, 2023	45,111,994	$45,112	$470,480,617	$(409,072,539)	$17,652,916	$79,106,106
Common stock issued for Employee Stock Purchase Plan	7,462	8	19,018	—	—	19,026
Common stock issuance	4,444,444	4,444	1,536,499	—	—	1,540,943
Debt conversion to common stock	118,243	118	320,570	—	—	320,688
Stock-based compensation	—	—	49,167	—	—	49,167
Vesting of Restricted Stock Units	12,981	13	(13)	—	—	—
Reverse stock split adjustment	24,251	24	(24)	—	—	—
Distributions	—	—	—	—	(481,293)	(481,293)
Net loss	—	—	—	(364,075)	(178,412)	(542,487)
Balance at March 31, 2024	49,719,375	$49,719	$472,405,834	$(409,436,614)	$16,993,211	$80,012,150

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net loss	$(542,487)	$(6,921,972)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	4,186,202	3,993,747
Gain on warrant liability	(2,600,747)	-
Amortization of debt issuance costs	-	6,738
Stock-based compensation expense	49,167	1,900,000
Deferred tax benefit	(95,407)	(910,659)
Debt accretion expense	365,104	-
Loss on lease termination	-	58,211
Non-cash lease expense (income)	(102,609)	40,545
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(2,908,944)	6,620,249
Accounts receivable - related party	(61,779)	(100)
Inventories	415,098	47,840
Prepaid expenses and other current assets	795,923	1,040,753
Accounts payable	(1,681,291)	(8,565,577)
Accounts payable - related party	474,765	9,636
Accrued expenses and other current liabilities	4,757,864	3,732,602
Net cash from operating activities	3,050,859	1,052,013

Cash flows from investing activities:
Acquisitions of property and equipment	(733,323)	(4,376,983)
Cash related to deconsolidation of Real Estate Entities	-	(1,039,157)
Net cash from investing activities	(733,323)	(5,416,140)

Cash flows from financing activities:
Proceeds from lines of credit	-	49,414
Proceeds from notes payable	2,915,000	7,551,506
Repayments of lines of credit	(594,548)	-
Repayments of notes payable	(4,386,398)	(2,209,678)
Repayments of finance leases	(968,434)	(936,703)
Proceeds from common stock issuance, net issuance costs	9,202,500	-
Members' contributions	-	28,000
Members' distributions	(481,293)	(1,537,141)
Net cash from financing activities	5,686,827	2,945,398
Net change in cash and cash equivalents	8,004,363	(1,418,729)
Cash and cash equivalents - beginning of the period	22,002,056	34,255,264
Cash and cash equivalents - end of the period	$30,006,419	$32,836,535

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Organization and Operations

Nutex Health Inc. (“Nutex Health” or the “Company”), is a physician-led, healthcare services and operations company with 21 hospital facilities in nine states (hospital division), and a primary care-centric, risk-bearing population health management division. Our hospital division implements and operates different innovative health care models, including micro-hospitals, specialty hospitals and hospital outpatient departments (“HOPDs”). The population health management division owns and operates provider networks such as independent physician associations (“IPAs”) and offers a cloud-based proprietary technology platform to IPAs which aggregates clinical and claims data across multiple settings, information systems and sources to create a holistic view of patients and providers.

We employ approximately 800 full time employees, contract 230 doctors at our facilities and partner with over 1,700 physicians within our networks. Our corporate headquarters is based in Houston, Texas. We were incorporated on April 13, 2000 in the state of Delaware.

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

Reverse Stock Split.

The Company held its annual meeting of stockholders on June 29, 2023, where the Company’s stockholders approved a reverse stock split at a ratio within a range of 1-for-2 and 1-for-15 and granted the Company’s Board of Directors the discretion to determine the timing and ratio of the split within such range. This approval is valid through June 29, 2024.

On April 1, 2024, the Company’s Board of Directors determined to effect the reverse stock split of the common stock at a 1-for-15 ratio (the “Reverse Stock Split”) and approved the filing of a Certificate of Amendment (the “Certificate of Amendment”) to the Second Amended and Restated Certificate of Incorporation of the Company to effect the Reverse Stock Split.

On April 9, 2024, the Company filed the Certificate of Amendment with the Delaware Secretary of State to effect the Reverse Split, effective at 11:59 p.m. Eastern Time on April 9, 2024 (the “Effective Time”). The Company’s common stock began trading on a Reverse Stock Split-adjusted basis on The Nasdaq Capital Market at the open of the markets on

April 10, 2024. The Reverse Stock Split was implemented for the purpose of regaining compliance with the minimum bid price requirement for continued listing of the Company’s common stock on the Nasdaq Capital Market.

As a result of the Reverse Stock Split, the number of shares of common stock outstanding was reduced from 745,426,858 shares to 49,719,375 shares, inclusive of whole shares issued for fractional shares, and the number of authorized shares of common stock remains 950 million shares.

Unless otherwise indicated, all authorized, issued, and outstanding stock and per share amounts contained in the accompanying condensed consolidated financial statements have been adjusted to reflect the 1-for-15 Reverse Stock Split for all prior periods presented. Proportionate adjustments for the Reverse Stock Split were made to the exercise prices and number of shares issuable under the Company’s equity incentive plans, and the number of shares underlying outstanding equity awards, as applicable. See Note 18 for information and disclosures relating to adjustments related to the Reverse Stock Split.

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

The population health management division includes our management services organizations and a healthcare information technology company providing a cloud-based platform for healthcare organizations. In addition, Associated Hispanic Physicians of So. California (“AHISP”), an IPA entity that is not owned by us, but is consolidated as a VIE of our wholly-owned subsidiary AHP Health Management Services Inc. (“AHP”) because AHP is the primary beneficiary of its operations and has 100% control of AHISP’s operations through its management services agreement with AHISP.

All significant intercompany balances and transactions have been eliminated in consolidation.

Interim financial statements. These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements include all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented. These interim financial statements should be read together with the consolidated financial statements and notes thereto included in our audited financial statements for the years ended December 31, 2023 and 2022.

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

Cash and cash equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company has cash amounts, that were at times material, held in covered banking institutions in excess of the insured amounts, but does not deem the risk of loss to be likely. The Company has $4.1 million in restricted cash as of March 31, 2024. The amounts included in restricted cash represent those required to be set aside either by note payable agreement or compensating balance requirements.

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

Note 3 – Revenue

We disaggregate revenue from contracts with customers into types of services or products, consistent with our reportable segments, as follows:

	Three Months Ended March 31,
	2024	2023
Hospital Division:
Net patient service revenue	$59,823,298	$48,839,332
Management fees	206,071	448,832
Total Hospital Division revenue	60,029,369	49,288,164

Population Health Management Division:
Capitation revenue, net	6,699,623	6,051,574
Management fees	379,828	719,626
SaaS revenue	344,967	270,053
Total Population Health Management Division revenue	7,424,418	7,041,253
Total revenue	$67,453,787	$56,329,417

Net patient service revenue. We receive payment for facility services rendered by us from federal agencies, private insurance carriers, and patients. The Physician LLCs receive payment for doctor services from these same sources. On average, greater than 90% of our net patient service revenue is paid by insurers, federal agencies, and other non-patient third parties. The remaining revenue is paid by our patients in the form of copays, deductibles, and self-payment. We generally operate as an out-of-network provider and, as such, do not have negotiated reimbursement rates with insurance companies.

The Company recorded approximately $0.7 million of net revenue for cash collections during the three months ended March 31, 2024 for services that were previously provided. The Company had previously reserved for this amount as uncollectible.

The following tables present the allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage:

	Three Months Ended March 31,
	2024	2023

Insurance	91%	93%
Self pay	6%	4%
Workers compensation	2%	1%
Medicare/Medicaid	1%	2%
Total	100%	100%

Contract balances. Cash payments for SaaS-based subscriptions received in advance of the satisfaction of our performance obligations are reported as deferred revenue and subsequently recognized as revenue over the period in which the performance obligations are satisfied. The Company completes its contractual performance obligations through providing its customers access to specified data through subscriptions for a service period, and training on consulting associated with the subscriptions. We primarily invoice our customers on a monthly basis and do not provide any refunds, rights of return, or warranties. Deferred revenue is presented as current liabilities and totaled $0.1 million as of March 31, 2024 and December 31, 2023. We expect to recognize revenue for these amounts within the next twelve months.

Note 4 - Property and Equipment

The principal categories of property and equipment, net are summarized as follows:

	Useful	March 31,	December 31,
	Life (years)	2024	2023

Buildings and improvements	39	$18,926,097	$18,947,818
Land	-	4,401,888	4,401,888
Leasehold improvements	10-39	27,778,203	27,606,383
Construction in progress	-	2,733,511	3,776,138
Medical equipment	10	33,946,901	33,519,026
Office furniture and equipment	7	3,886,505	3,698,874
Computer hardware and software	5	6,999,058	6,066,520
Vehicles	5	145,090	135,590
Signage	10	1,690,501	1,576,475
Total cost		100,507,754	99,728,712
Less: accumulated depreciation		(19,937,049)	(18,341,063)
Total property and equipment, net		$80,570,705	$81,387,649

We consolidate two Real Estate Entities in the Company. Refer to Note 17.

Depreciation and amortization of property and equipment for the three months ended March 31, 2024 and 2023 totaled $1.6 million and $1.1 million, respectively.

Note 5 – Intangible Assets and Goodwill

Intangible Assets. The following tables provide detail of the Company’s intangible assets:

	Gross	Accumulated	Net Carrying	Weighted Average
March 31, 2024	Carrying Amount	Amortization	Amount	Useful Life (in years)
Amortizing intangible assets:
Member relationships	$18,491,000	$2,321,267	$16,169,733	15
Management contracts	2,021,000	252,625	1,768,375	16
Customer contracts	914,000	121,867	792,133	15
Trademarks	1,426,795	300,065	1,126,730	7-12
PHP technology	409,000	163,600	245,400	5
Total	$23,261,795	$3,159,424	$20,102,371

December 31, 2023
Amortizing intangible assets:
Member relationships	$18,491,000	$2,015,772	$16,475,228	15
Management contracts	2,021,000	221,047	1,799,953	16
Customer contracts	914,000	106,633	807,367	15
Trademarks	1,426,795	262,557	1,164,238	7-12
PHP technology	409,000	143,150	265,850	5
Total	$23,261,795	$2,749,159	$20,512,636

Amortization of intangible assets for the three months ended March 31, 2024 and 2023 totaled $0.4 million each.

Goodwill. Goodwill totaled $17.1 million at March 31, 2024 and December 31, 2023.

Note 6 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	March 31,	December 31,
	2024	2023

Accrued wages and benefits	$6,567,759	$6,590,710
Accrued medical insurance claims	1,902,615	1,865,280
Accrued taxes	1,510,191	405,352
Accrued other	7,713,569	4,093,954
Total accrued expenses and other current liabilities	$17,694,134	$12,955,296

Note 7 – Debt

The Company’s outstanding debt is shown in the following table:

	Maturity	Interest	March 31,	December 31,
	Dates	Rates	2024	2023

Term loans secured by all assets	04/2024 - 10/2027	4.15 - 7.71%	$6,610,077	$7,030,613
Term loans secured by property and equipment	04/2024 - 10/2028	3.59 - 10.00%	9,686,907	10,562,207
Term loan secured by deposits	04/2024	7.36%	2,915,000	-
Line of credit secured by all assets	04/2024 - 09/2024	4.00 - 9.50%	2,777,128	3,371,675
Term loans of consolidated Real Estate Entities	05/2028 - 03/2037	2.84 - 5.75%	12,715,842	13,005,019
Unsecured convertible term notes	10/2025	8.00 - 10.00%	5,384,990	5,384,990
Pre-paid advance (convertible debt)	03/2024	0.00%	-	3,078,302
Total			40,089,944	42,432,806
Less: unamortized issuance costs and discount			1,616,344	1,937,676
Less: short-term lines of credit			2,777,128	3,371,676
Less: current portion of long-term debt			9,388,455	10,808,721
Total long-term debt			$26,308,017	$26,314,733

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

Certain outstanding debt arrangements require minimum debt service coverage ratios and other financial covenants. At March 31, 2024, we were not in compliance with the debt service coverage ratio for one term loan with an outstanding balance of $0.2 million. This balance has been included in current liabilities. At March 31, 2024, we had remaining availability of $1.2 million under outstanding lines of credit.

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

As a result of the Pre-Paid Advance, the Company (i) issued 1.5 million shares of common stock to Yorkville (23.1 million prior to Reverse Stock Split), reducing the principal of initial Pre-Paid Advance to $7.3 million, (ii) made Optional Prepayments of $8.2 million in accordance with the PPA, consisting of $7.7 million of principal and $1.0 million attributed to the Payment Premium and (iii) paid off in full the remaining outstanding balance of the PPA on January 30, 2024 and the parties terminated the Yorkville PPA on February 15, 2024.

September 2023 Convertible Debt Issuance.

From September 2023 to December 2023, the Company conducted a private offering of convertible notes (“Unsecured Convertible Term Notes”) and six-year warrants (“Warrants”) to accredited investors (the “Holders”) as defined in Rule 501 under the 1933 Act and issued Unsecured Convertible Term Notes convertible into an aggregate of 897,500 shares (13,462,500 prior to Reverse Stock Split) of common stock at a conversion price of $6.00 per share ($0.40 prior to Reverse Stock Split) and Warrants to purchase an aggregate of 448,750 shares of common stock (6,731,250 prior to Reverse Stock Split) at an exercise price of $6.00 per share ($0.40 prior to Reverse Stock Split). We also issued Warrants for the purchase of 269,250 shares (4,038,750 prior to Reverse Stock Split) to the placement agent. The Unsecured Convertible Term Notes mature on October 31, 2025 and the Warrants expire on December 31, 2029.

On March 26, 2024, the Company and the Holders agreed to amend the conversion price of the Unsecured Convertible Term Notes and exercise price of the Warrants to $3.00 each ($0.20 prior to Reverse Stock Split), resulting in the Unsecured Convertible Term Notes being convertible into 1,795,000 shares of common stock (26,925,000 prior to Reverse Stock Split), the Warrants exercisable for 897,500 shares of common stock (13,462,500 prior to Reverse Stock Split) and the placement agent Warrants exercisable for 538,500 shares of common stock (8,077,500 prior to Reverse Stock Split).

The Unsecured Convertible Term Notes bear an annual interest rate of 8% if paid in cash or an annual interest rate of 10% if paid in the form of common stock. The payment of interest in the form of common stock is at the discretion of the Company. When paid in common stock, the number of shares is equal to the quotient of the total accrued interest due divided by the last reported sale price of the Company’s common stock on the last complete trading day of such quarter. The Holders have the option, at any time, to convert all or any portion of the unpaid principal and interest outstanding in common stock at the conversion price of $3.00 per share. If the Company fails to pay the outstanding principal amount and all accrued interest within 30 days of the maturity date, the interest rate payable is adjusted to 12%.

The Company appointed Emerson Equity LLC as placement agent for the September 2023 Private Offering. Per the Placement Agent Agreement, the Company agrees to pay (i) a cash commission equal to 10% of the gross proceeds and (ii) warrants to purchase a number of Common Stock equal to 20% of the total number of shares issuable upon conversion or exercise of the Unsecured Convertible Term Notes and Warrants, as applicable.

The net carrying amount of the Unsecured Convertible Term Notes was $3.8 million as of March 31, 2024 and the weighted average effective interest rate on the convertible debt is 21.5%. The Unsecured Convertible Term Notes interest expense was $0.3 million for the three months ending March 31, 2024, comprising of $0.2 million in amortization expense and $0.1 million in accrued interest expense.

Note 8 – Leases

We have entered into hospital property, office and equipment rental agreements with various lessors including related parties. The following tables disclose information about our leases of property and equipment:

	Three Months Ended March 31,
	2024	2023

Operating lease cost	$644,698	$948,515

Finance lease cost:
Amortization of right-of-use assets	$2,225,670	$2,484,275
Interest on lease liabilities	3,400,227	2,688,520
Total finance lease cost	$5,625,897	$5,172,795

Note 9 – Commitments and Contingencies

Litigation. From time to time, the Company, its consolidated subsidiaries or VIEs may be named in various claims and legal actions in the normal course of business. Based upon counsel and management’s opinion, the outcome of such matters is not expected to have a material adverse effect on the consolidated financial statements.

Note 10 – Stock-based Compensation

In 2022, the Company adopted the Amended and Restated Nutex Health Inc. 2022 Equity Incentive Plan (the “2022 Plan”). The maximum aggregate number of shares that may be issued under the 2022 Plan is 333,333 shares (5,000,000 prior to Reverse Stock Split). On June 29, 2023, the stockholders of the Company approved the Amended and Restated Nutex Health Inc. 2023 Equity Incentive Plan (the “2023 Plan”), which replaced the 2022 Plan, and an additional 583,462 new shares of Common Stock (8,751,928 prior to Reverse Stock Split) were made available for issuance under the 2023 Plan, subject to annual increases on January 1st of each calendar year through January 1, 2033 of up to 1% of the issued and outstanding shares of the Company’s Common Stock on the final day of the preceding calendar year, at the discretion of the compensation committee of our Board of Directors. On March 31, 2024, a total of 734,263 shares of Common Stock (11,013,943 prior to Reverse Stock Split) were available for issuance under the 2023 Plan.

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

●	With respect to ramping hospitals that were acquired before the Merger, 24 months after the opening date (the “Determination Date”) of the applicable ramping hospital, such owner is eligible to receive such owner’s pro rata share of a number of shares of Company Common Stock equal to (i) the trailing twelve months earnings before interest, taxes, depreciation and amortization on the respective Determination Date, multiplied by (ii) 10, (iii) minus the initial equity value received at the Closing of the Merger, and (iv) minus such owner’s pro rata share of the aggregate debt of the applicable ramping hospital outstanding as of the closing of the Merger. The number of additional shares to be issued will be determined based on the greater of (a) the price of the Company’s common stock at the time of determination or (b) $2.80.

●	With respect to under construction hospitals that were acquired before the Merger, contributing owners of under construction hospitals will be eligible to receive, on the Determination Date, such owner’s pro rata share of a number of shares of Company common stock equal to (a)(i) the trailing twelve months earnings before interest, taxes, depreciation and amortization as of the Determination Date multiplied by (ii) 10, minus (iii) the aggregate amount of such owner’s capital contribution to the under construction hospital, minus (iv) such owner’s pro rata share of the aggregate debt of the applicable under construction hospital outstanding as of the Closing of the Merger, divided by (b) the greater of (i) the price of the Company common stock at the time of determination or (ii) $2.80.

We have not recognized any expense for this stock-based compensation for three months ended March 31, 2024 based on our current estimates of future obligations to the contributing owners.

Options. The following table summarizes stock-based awards activity:

			Weighted Average
	Options	Weighted Average	Remaining Contractual
	Outstanding	Exercise Price	Life (Years)

Options outstanding at December 31, 2022	343,185	$34.50	7.60
Options exercised	—	—
Options cancelled	—	—
Options outstanding at March 31, 2023	343,185	$34.82	7.35

Options outstanding at December 31, 2023	275,810	$33.58	6.94
Options exercised	—	—
Options cancelled	—	—
Options outstanding at March 31, 2024	275,810	$33.58	6.69

Options outstanding as of March 31, 2024 consisted of:

Expiration	Number	Number	Exercise
Date	Outstanding	Exercisable	Price

January 27, 2027	6,000	6,000	$22.50
May 11, 2027	17,333	17,333	22.50
June 9, 2027	1,667	1,667	38.25
January 28, 2028	6,000	6,000	24.15
January 27, 2030	12,080	12,080	22.50
June 30, 2030	7,137	7,137	21.75
August 4, 2029	675	675	83.40
January 28, 2031	66,667	66,667	24.15
February 28, 2031	13,333	13,333	30.00
September 9, 2031	128,985	128,985	41.25
September 9, 2031	10,933	10,933	41.25
December 17, 2031	5,000	5,000	52.50
Total	275,810	275,810

Restricted Stock Units. On April 1, 2023, the Company issued 40,277 Restricted Stock Units (“RSUs”) (604,158 prior to Reverse Stock Split), valued at $0.6 million to certain employees. Total of 14,314 RSU Common Shares (214,720 prior to Reverse Stock Split) vested on April 1, 2023 and another 12,980 common shares (194,720 prior to Reverse Stock Split) vested on March 1, 2024. Another 12,980 common shares (194,720 prior to Reverse Stock Split) will vest on March 1, 2025.

For grants of restricted stock units, we recognize compensation expense over the applicable vesting period equal to the fair value of our common stock at grant date. Grants of restricted stock units generally vest one third per year on each of the first three anniversaries of the grant date. The following table summarizes the changes in restricted stock units during the three months ended March 31, 2024 and 2023.

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share

Non-vested awards, December 31, 2022	—	—
Granted	—	—
Vested	—	—
Non-vested awards, March 31, 2023	—	—

Non-vested awards, December 31, 2023	26	$15.15
Granted	—	—
Vested	(13)	15.15
Non-vested awards, March 31, 2024	13	$15.15

As of March 31, 2024, we estimate $0.2 million of unrecognized compensation cost related to restricted stock units issued to our employees to be recognized over the weighted-average vesting period of 0.9 years.

Employee Stock Purchase Plan. In May 2023, the Board of Directors adopted the 2023 Employee Stock Purchase Plan (“2023 ESPP”), which was subsequently approved by the Company’s stockholders and became effective in June 2023. The 2023 ESPP authorizes the initial issuance of up to 333,333 shares (5,000,000 prior to Reverse Stock Split) of the Company’s common stock to eligible employees, who are entitled to purchase shares of common stock equal to 85% of the closing price on the purchase date with accumulated payroll deductions. During the three months ended March 31, 2024, the Company issued 7,462 shares (111,917 prior to Reverse Stock Split) under the ESPP.

Note 11 – Equity

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

Common Stock Issued. Following is a discussion of common stock issuances during the periods presented:

Securities Purchase Agreement.

On January 22, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single healthcare focused institutional investor for the sale by the Company of 4,444,444 shares (66,666,666 prior to Reverse Stock Split) of the Company’s common stock, par value $0.001 per share, and warrants to purchase 4,444,444 shares (66,666,666 prior to the Reverse Stock Split) of the Company’s common stock. The shares and the warrants were issued separately and issued on a one-to-one ratio at a public offering price of $2.25 per share and accompanying warrant ($0.15 prior to Reverse Stock Split).

The Warrants have an exercise price of $2.25 per share ($0.15 prior to Reverse Stock Split), are exercisable immediately upon issuance and expire five years from the Closing Date. The Warrants may only be exercised on a cashless basis if there is no registration statement registering, or the prospectus contained therein is not available for, the issuance or resale of shares of common stock underlying the Warrants to or by the holder. The holder of a Warrant is prohibited from exercising any such warrants to the extent that such exercise would result in the number of shares of common stock beneficially owned by such holder and its affiliates exceeding 4.99% (or, upon election by the holder prior to the issuance of any Warrants, 9.99%) of the total number of shares of common stock outstanding immediately after giving effect to the exercise. In the event of certain fundamental transactions, the holder of the Warrants will have the right to receive the Black Scholes Value of its Warrants calculated pursuant to a formula set forth in the Form of Warrant, payable either in cash or in the same type or form of consideration that is being offered and being paid to the holders of common stock.

The gross proceeds to the Company from the offering were $9.2 million after deducting the placement agent’s fees and other offering expenses of $0.8 million. The allocation of the proceeds was $7.7 million to warrant liability and $1.5 million to additional paid-in capital.

The Company used the Black-Scholes option model to compute the fair value (level 3) of the Warrants, with inputs including volatility (approximately 120%) and risk-free rate based on US Treasury yield curve rates. The Company classified the Warrants as liabilities due to certain contractual provisions and recorded $7.7 million in warrant liability on January 25, 2024. On March 31, 2024, the Company remeasured the Warrants and recorded a $2.6 million gain on warrant liability as the fair value of the Warrants was $5.1 million at March 31, 2024.

Under the Purchase Agreement, if the Company, at any time while the Warrants are outstanding, combines (including by way of reverse share split) outstanding shares of common stock into a smaller number, then, on the tenth trading day following, the exercise price will be reduced, and only reduced, to the lesser of (i) the then exercise price and (ii) 100% of the average of the volume weighted average prices for the ten trading day period immediately following. Accordingly, on April 26, 2024, as required under the terms of the Purchase Agreement and as a result of the Reverse Stock Split, the exercise price was reduced from $2.25 to $0.68 per share.

Warrants. During the three months ended March 31, 2024, as part of the Securities Purchase Agreement, the Company issued warrants to purchase 4,444,444 shares (66,666,666 prior to Reverse Stock Split) of Common Stock at a strike price of $2.25 ($0.15 prior to Reverse Stock Split) for a period of five years. These warrants were outstanding but not yet exercised as of March 31, 2024. Additionally, on March 26, 2024, the Company agreed to amend the conversion price of the Unsecured Convertible Term Notes and exercise price of the related warrants to $3.00 each, resulting in an increase in warrants of 718,000 shares (10,770,000 prior to Reverse Stock Split). Warrant activity follows:

			Weighted Average
	Warrants	Weighted Average	Remaining Contractual
	Outstanding	Exercise Price	Life (years)

Warrants outstanding at December 31, 2022	735,534	$29.42	3.80
Warrants exercised	(53,764)	23.25
Warrants expired	(100)	23.25
Warrants outstanding at March 31, 2023	681,670	$29.85	3.53

Warrants outstanding at December 31, 2023	1,356,237	$17.41	4.42
Warrants issued	4,444,444	2.25
Warrants amended	718,000	3.00
Warrants exercised	-
Warrants expired	-
Warrants outstanding at March 31, 2024	6,518,681	$5.16	4.78

Warrants outstanding as of March 31, 2024 consisted of:

Expiration	Number	Number	Exercise
Date	Outstanding	Exercisable	Price

December 31, 2024	36,992	36,992	$100.05
October 31, 2025	1,082	1,082	18.75
October 31, 2025	104,430	104,430	23.25
February 26, 2026	19,216	19,216	60.00
July 31, 2026	168,860	168,860	23.25
May 31, 2027	307,657	307,657	26.25
September 30, 2029	165,000	165,000	3.00
October 31, 2029	572,500	572,500	3.00
November 30, 2029	51,667	51,667	3.00
December 31, 2029	646,833	646,833	3.00
January 25, 2029	4,444,444	4,444,444	2.25
Total	6,518,681	6,518,681

Note 12 – Income Taxes

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items is recognized in the period these occur.

Our effective tax rate for the three months ended March 31, 2024 was 14.2%. The primary difference from the federal statutory rate of 21% is related to state taxes, income of noncontrolling interests in flow-through entities and permanent differences for non-deductible expenses.

Note 13 – Earnings per Share

The following is the computation of loss per basic and diluted share:

	Three Months Ended March 31,
	2024	2023
Amounts attributable to Nutex Health Inc.:
Numerator:
Net loss attributable to common stockholders	$(364,075)	$(5,147,279)

Denominator:
Weighted average shares used to compute basic EPS	48,492,347	43,394,380

Loss per share:
Basic	$(0.01)	$(0.12)
Diluted	$(0.01)	$(0.12)

The computation of diluted earnings per common share excludes the 275,810 common stock options (4,137,149 prior to Reverse Stock Split), 6,518,681 warrants (97,780,228 prior to Reverse Stock Split), 12,980 restricted stock units (194,720 prior to Reverse Stock Split) and 1,795,000 common stock (26,925,000 prior to Reverse Stock Split) issuable upon conversion of outstanding convertible debt for the three months ended March 31, 2024. The March 31, 2023 computation excludes the 343,185 common stock options (5,147,770 prior to Reverse Stock Split) and 681,670 warrants (10,225,062 prior to Reverse Stock Split). The dilutive effect of convertible debt was calculated using the if-converted method, whereas the dilutive effect of the assumed exercise of outstanding options and warrants was calculated using the treasury stock method.

Note 14 - Supplemental Cash Flows Information

	Three Months Ended March 31,
	2024	2023
Cash paid for interest	$548,418	$430,643
Non-cash investing and financing activities:
Financed capital expenditures	-	2,709,019
Acquisition of finance leases	-	18,798,667
Termination of operating and finance leases	-	2,818,498
Exercise of warrants on cashless basis	-	702
Issuance of common stock to Apollo Medical Holdings, Inc.	-	1,900,000
Deconsolidation of Real Estate Entity	-	4,258,133
Warrant liability related to common stock issuance	7,661,557	-
Reverse stock split adjustment	24
Common stock issued for Employee Stock Purchase Plan	19,026	-
Convertible debt converted to common stock	320,688	-

Note 15 – Segment Information

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

Reportable segment information, including intercompany transactions, is presented below:

	March 31,	December 31,
	2024	2023
Assets:
Hospital division	$283,487,838	$278,635,841
Population health management division	83,889,168	83,647,378
Real estate division	36,906,848	35,962,278
Total Assets	$404,283,854	$398,245,497

	Three Months Ended March 31,
	2024	2023
Revenue from external customers:
Hospital division	$60,029,369	$49,288,164
Population health management division	7,424,418	7,041,253
Total revenue	$67,453,787	$56,329,417

Segment operating income (loss):
Hospital division	10,471,050	4,778,637
Population health management division	(313,872)	69,086
Total segment operating income	$10,157,178	$4,847,723

Capital expenditures:
Hospital division	733,323	4,376,983
Real estate division	-	-
Total capital expenditures	$733,323	$4,376,983

Revenue from inter-segment activities:
Real estate division	$799,850	$258,015

Depreciation and amortization:
Hospital division	3,764,347	3,564,022
Population health management division	420,995	388,047
Real estate division	860	41,678
Total depreciation and amortization	$4,186,202	$3,993,747

Note 16 – Related Party Transactions

Related party transactions included the following:

●	The Physician LLCs employ the doctors who work in our hospitals. We have no direct ownership interest in these entities, but they are owned and, in some instances, controlled by related parties including our CEO, Dr. Thomas Vo. The Physician LLCs are consolidated by the Company as VIEs because they do not have significant equity at risk, and we have historically provided support to them in the event of cash shortages and received the benefit of their cash surpluses.

The Physician LLCs had outstanding obligations to their member owners, who are also Company stockholders. These outstanding obligations primarily represent contributions for facilities currently under construction totaling $3.3 million at March 31, 2024 and $2.9 million at December 31, 2023 reported within accounts payable – related party in our consolidated balance sheets.

●	Most of our hospital division facilities are leased from real estate entities which are owned by related parties. These leases are typically on a triple net basis, where our hospital division is responsible for all operating costs, repairs and taxes on the facilities. Our obligations under these leases are presented in Note 8. During the three months ended March 31, 2024, we made cash payments for these lease obligations totaling $4.7 million. Cash payments for these lease obligations made in the three months ended March 31, 2023 totaled $3.5 million.

●	We consolidate Real Estate Entities as VIEs when they do not have sufficient equity at risk and our hospital entities are guarantors or co-borrowers under their outstanding mortgage loans. The consolidated Real Estate Entities have mortgage loans payable to third parties which are collateralized by the land and buildings. We have no direct ownership interest in these entities, but they are owned and, in some instances, controlled by related parties including our CEO. We deconsolidated 17 Real Estate Entities in the second quarter of 2022 and one Real Estate Entity in the first quarter of 2023. As of March 31, 2024, two Real Estate Entities continue to be consolidated in our financial statements.

●	Accounts receivable – related party included $4.2 million at March 31, 2024 and $4.1 million at December 31, 2023 due from noncontrolling interest owners of consolidated ER Entities.

●	Micro Hospital Holding LLC, an affiliate controlled by our CEO, and 2GT PLLC, an affiliate controlled by a physician partner, made advances to one of our hospital facilities, SE Texas ER. These advances totaled $1.4 million and $1.2 million at March 31, 2024 and at December 31, 2023, and are reported as accounts payable – related party in our consolidated balance sheets. The advances have no stated maturity and bear no interest.

●	Accounts payable – related party in our consolidated balance sheets included $1.0 million at March 31, 2024 and $0.9 million at December 31, 2023 for reimbursement of expenses incurred on our behalf.

●	We provided managerial services to emergency centers owned and, in some instances, controlled by related parties including an entity controlled by our CEO during 2023. In the three months ended March 31, 2023, we recognized $0.2 million of revenue for these services.

●	Two of our ER Entities were obligated under managerial services agreements with related parties commencing in 2022 and ending in 2023. Payments under these agreements totaled $0.3 million for the three months ended March 31, 2023.

Note 17 – Variable Interest Entities

The following tables provide the balance sheet amounts for consolidated VIEs:

	March 31, 2024
	Real Estate	Physician	AHISP
	Entities	LLCs	IPA

Current assets	$131,103	$7,372,220	$8,398,253
Property and equipment, net	-	3,668	11,325
Other long-term assets	33,134,000	-	91,694

Total assets	$33,265,103	$7,375,888	$8,501,272

Current liabilities	38,510	5,672,833	8,501,272
Long-term liabilities	12,670,853	-	-

Total liabilities	12,709,363	5,672,833	8,501,272

Equity	20,555,740	1,703,055	-

Total liabilities and equity	$33,265,103	$7,375,888	$8,501,272

	December 31, 2023
	Real Estate	Physician	AHISP
	Entities	LLCs	IPA

Current assets	$138,342	$8,074,928	$8,473,486
Property and equipment, net	-	3,668	65,277
Long-term assets	33,089,636	-	36,452

Total assets	$33,227,978	$8,078,596	$8,575,215

Current liabilities	38,510	5,648,516	8,575,215
Long-term liabilities	12,959,171	-	-

Total liabilities	12,997,681	5,648,516	8,575,215

Equity	20,230,297	2,430,080	-

Total liabilities and equity	$33,227,978	$8,078,596	$8,575,215

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

Real Estate Entities are consolidated by the Company as VIEs because they do not have sufficient equity at risk and our hospital entities are guarantors of their outstanding mortgage loans. We have been working with the third-party lenders to remove our guarantees of their outstanding mortgage loans. As these guarantees are released, the associated Real

Estate Entity no longer qualifies as a VIE and is deconsolidated. As of March 31, 2024, two Real Estate Entities continue to be consolidated in our financial statements.

The Real Estate Entity we deconsolidated in the first quarter of 2023 had $1.0 million of cash, $8.4 million of fixed assets (principally land and building), $0.2 million of other assets, $5.4 million of liabilities (principally mortgage indebtedness) and $4.3 million of equity reported as noncontrolling interests as of the date of deconsolidation.

Note 18 - Subsequent Events

The Company has evaluated subsequent events through the filing of this report and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements, except the following:

Reverse Stock Split

On July 5, 2023, the Company held its annual meeting of stockholders on June 29, 2023. At such meeting, the Company’s stockholders approved a reverse stock split at a ratio within a range of 1-2 and 1-15 and granted the Company’s Board of Directors the discretion to determine the timing and ratio of the split within such range. This approval is valid through June 29, 2024.

On April 1, 2024, the Company’s Board of Directors determined to effect the reverse stock split of the common stock at a 1-for-15 ratio (the “Reverse Stock Split”) and approved the filing of a Certificate of Amendment (the “Certificate of Amendment”) to the Second Amended and Restated Certificate of Incorporation of the Company to effect the Reverse Stock Split.

On April 9, 2024, the Company filed the Certificate of Amendment with the Delaware Secretary of State to effect the Reverse Split, effective at 11:59 p.m. Eastern Time on April 9, 2024 (the “Effective Time”). The Reverse Split did not modify any voting rights or other terms of the common stock, and the number of authorized shares of the Company will remain at 950,000,000.

Unless otherwise noted, share numbers and per share amounts in these financial statements reflect the Reverse Stock Split.

The impacts of the Reverse Stock Split were applied retroactively for all periods presented in accordance with applicable guidance, less the number of rounded whole shares issued for fractional shares on April 10, 2024. Therefore, prior period amounts are different than those previously reported. Certain amounts within the following tables may not foot due to rounding.

The following table illustrates changes in equity, as previously reported prior to, and as adjusted subsequent to, the impact of the Reverse Stock Split retroactively adjusted for the periods presented:

	March 31, 2023
	As Previously	Impact of Reverse	As
	Reported	Stock Split	Revised
Common Stock - Shares	651,926,125	(608,464,383)	43,461,742
Common Stock - Amount	$651,926	$(608,464)	$43,462
Additional Paid-in Capital	$460,396,700	$608,464	$461,005,164

	December 31, 2023
	As Previously	Impact of Reverse	As
	Reported	Stock Split	Revised
Common Stock - Shares	676,679,911	(631,567,917)	45,111,994
Common Stock - Amount	$676,680	$(631,568)	$45,112
Additional Paid-in Capital	$469,849,049	$631,568	$470,480,617

	December 31, 2022
	As Previously	Impact of Reverse	As
	Reported	Stock Split	Revised
Common Stock - Shares	650,223,840	(606,875,584)	43,348,256
Common Stock - Amount	$650,224	$(606,876)	$43,348
Additional Paid-in Capital	$458,498,402	$606,876	$459,105,278

The following table illustrates changes in loss per share and weighted average shares outstanding, as previously reported prior to, and as adjusted subsequent to, the impact of the Reverse Stock Split retroactively adjusted for the periods presented:

	Three months ended March 31, 2023
	As Previously	Impact of Reverse	As
	Reported	Stock Split	Revised
Loss attributable to common stockholders	$(5,147,279)	$-	$(5,147,279)
Weighted average shares used to compute basic and diluted EPS	650,915,693	(607,521,313)	43,394,380
Loss per share - basic and diluted	$(0.01)	$(0.11)	$(0.12)

The following outstanding stock options and warrants exercisable or issuable into shares of common stock were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Three months ended March 31, 2023
	As Previously	Impact of Reverse	As
	Reported	Stock Split	Revised
Common stock options	5,147,770	(4,804,585)	343,185
Common stock warrants	10,225,062	(9,543,392)	681,670

Stock options were adjusted retroactively to give effect to the Reverse Stock Split for the three months ended March 31, 2023:

	As Previously Reported		Impact of Reverse Stock Split		Revised
	Options	Weighted Average	Options	Weighted Average	Options	Weighted Average
	Outstanding	Exercise Price	Outstanding	Exercise Price	Outstanding	Exercise Price
Options outstanding at December 31, 2022	5,147,770	$2.30	(4,804,585)	$32.20	343,185	$34.50
Options exercised	—	—	—	—	—	—
Options cancelled	—	—	—	—	—	—
Options outstanding at March 31, 2023	5,147,770	$2.32	(4,804,585)	$32.49	343,185	$34.82

Warrants were adjusted retroactively to give effect to the Reverse Stock Split for the three months ended March 31, 2023:

	As Previously Reported		Impact of Reverse Stock Split		Revised
	Warrants	Weighted Average	Warrants	Weighted Average	Warrants	Weighted Average
	Outstanding	Exercise Price	Outstanding	Exercise Price	Outstanding	Exercise Price
Warrants outstanding at December 31, 2022	11,033,015	$1.96	(10,297,481)	$27.46	735,534	$29.42
Warrants exercised	(806,453)	1.55	752,689	21.70	(53,764)	23.25
Warrants expired	(1,500)	1.55	1,400	21.70	(100)	23.25
Warrants outstanding at March 31, 2023	10,225,062	$1.99	(9,543,392)	$27.86	681,670	$29.85

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

Overview

Nutex Health Inc. is a physician-led, healthcare services and operations company with 21 hospital facilities in nine states (hospital division), and a primary care-centric, risk-bearing population health management division. Our hospital division implements and operates different innovative health care models, including micro-hospitals, specialty hospitals and hospital outpatient departments (“HOPDs”). The population health management division owns and operates provider networks such as independent physician associations (“IPAs”) and offers a cloud-based proprietary technology platform to IPAs which aggregates clinical and claims data across multiple settings, information systems and sources to create a holistic view of patients and providers.

We employ approximately 800 full time employees, contract 230 doctors at our facilities and partner with over 1,700 physicians within our networks. Our corporate headquarters is based in Houston, Texas. We were incorporated on April 13, 2000 in the state of Delaware.

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

The population health management division includes our management services organizations and a healthcare information technology company providing a cloud-based platform for healthcare organizations. In addition, AHISP, IPA, a physician-affiliated entity that is not owned by us—is consolidated as a VIE of our wholly-owned subsidiary AHP because we are the primary beneficiary of their operations under AHP’s management services contracts with them.

Sources of revenue. Our hospital division recognizes net patient service revenue for contracts with patients and in most cases a third-party payor (commercial insurance, workers compensation insurance or, in limited cases, Medicare/Medicaid).

We receive payment for facility services rendered by us from federal agencies, private insurance carriers, and patients. The Physician LLCs receive payment for doctor services from these same sources. On average, greater than 90% of our net patient service revenue is paid by insurers, federal agencies, and other non-patient third parties. The remaining revenue is paid by our patients in the form of copays, deductibles, and self-payment. The following tables present the allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage:

	Three Months Ended March 31,
	2024	2023

Insurance	91%	93%
Self pay	6%	4%
Workers compensation	2%	1%
Medicare/Medicaid	1%	2%
Total	100%	100%

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

While we are working within the established processes for IDR, we have had varying successes at achieving collections at or higher than the established QPA. We have undertaken several strategic actions designed to improve our collections results. These include:

o	maximizing our claims coding efficiency,
o	increasing efforts to collect co-pays and co-insurance,
o	adding additional administrative staff to handle the increased administrative IDR burden,
o	having a dedicated IDR team to accelerate resubmission of claims under the IDR process,
o	making appeals for additional payment of claims for periods before and after the NSA final rule was adopted through the IDR process,
o	making efforts to sign favorable contracts with new insurers,
o	working to sign more favorable contracted rates with existing contracted providers,
o	working with both local and national legislatures to enforce the NSA rules and guidelines for Insurers, and
o	focusing on the value-base IPA side of our business, which is less affected by the NSA.

The final rule was the subject of legal challenges. The Texas Medical Association (TMA) in September of 2022 filed motions for summary judgment in the U.S. Eastern District of Texas, Tyler Division, seeking to invalidate the IDR related provisions of the final rule, arguing that the QPA does not represent the fair value of the services rendered by the physicians and providers and that the final rule illegally favors the QPA over the fair value of the provider services in contravention of the statutory language of the NSA.

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

Recent Developments

Reverse Stock Split.

The Company held its annual meeting of stockholders on June 29, 2023, where the Company’s stockholders approved a reverse stock split at a ratio within a range of 1-for-2 and 1-for-15 and granted the Company’s Board of Directors the discretion to determine the timing and ratio of the split within such range. This approval is valid through June 29, 2024.

On April 1, 2024, the Company’s Board of Directors determined to effect the reverse stock split of the common stock at a 1-for-15 ratio (the “Reverse Stock Split”) and approved the filing of a Certificate of Amendment (the “Certificate of Amendment”) to the Second Amended and Restated Certificate of Incorporation of the Company to effect the Reverse Stock Split.

On April 9, 2024, the Company filed the Certificate of Amendment with the Delaware Secretary of State to effect the Reverse Split, effective at 11:59 p.m. Eastern Time on April 9, 2024 (the “Effective Time”). At the Effective Time, every 15 shares of issued and outstanding common stock automatically combined into one issued share of common stock, with no change in par value. No fractional shares were issued as a result of the Amendment. All stockholders entitled to receive fractional shares as a result of the Reverse Split received one whole share for their fractional share interest. The Reverse Split did not modify any voting rights or other terms of the common stock. The Company’s common stock began trading on a Reverse Stock Split-adjusted basis on The Nasdaq Capital Market at the open of the markets on April 10, 2024. The Reverse Stock Split was implemented for the purpose of regaining compliance with the minimum bid price requirement for continued listing of the Company’s common stock on the Nasdaq Capital Market.

As a result of the Reverse Stock Split, the number of shares of common stock outstanding was reduced from 745,426,858 shares to 49,719,375 shares inclusive of whole shares issued for fractional shares, and the number of authorized shares of common stock remains 950 million shares.

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

	Three Months Ended March 31,
	2024	2023
Revenue:
Hospital division	$60,029,369	$49,288,164
Population health management division	7,424,418	7,041,253
Total revenue	67,453,787	56,329,417
Segment operating income:
Hospital division	10,471,050	4,778,637
Population health management division	(313,872)	69,086
Total segment operating income	10,157,178	4,847,723
Corporate and other costs:
Facilities closing costs	-	217,266
Stock-based compensation expense	49,167	1,900,000
General and administrative expenses	8,658,410	7,175,544
Total corporate and other costs	8,707,577	9,292,810
Interest expense	4,444,362	3,140,089
Gain on warrant liability	(2,600,747)	-
Other expense	(241,192)	247,455
Loss before taxes	(152,822)	(7,832,631)
Income tax expense (benefit)	389,665	(910,659)

Net loss	(542,487)	(6,921,972)
Less: net loss attributable to noncontrolling interests	(178,412)	(1,774,693)
Net loss attributable to Nutex Health Inc.	$(364,075)	$(5,147,279)

Adjusted EBITDA	$4,560,401	$2,437,854

Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Net loss attributable to Nutex Health Inc. decreased to $0.4 million, or a loss of $0.01 per share, for the three months ended March 31, 2024 from a net loss attributable to Nutex Health Inc. of $5.1 million, or a loss of $0.12 per share, for the same period of 2023. Our 2024 results were principally affected by higher revenue due to:

●	Higher patient visits, increasing by 21.1% during the three months ended March 31, 2024 as compared with the same period of 2023 due mostly to the opening of four facilities throughout 2023;
●	Increase revenue per visit due to increase in collections.

Adjusted EBITDA for the three months ended March 31, 2024 increased to $4.6 million from $2.4 million for the comparable period of 2023. Refer to Non-GAAP Financial Measures discussed below for a definition and reconciliation of Adjusted EBITDA. The items affecting revenue contributed significantly to the increase in Adjusted EBITDA in the 2024 period.

A discussion of our segment results is included below.

Hospital Division. Our revenue for the three months ended March 31, 2024 totaled $60.0 million as compared to $49.3 million for the same period of 2023, an increase of $10.7 million or 21.7%. This increase was attributed to an increase in visits, an increase in revenue per visit and an increase in collections. Of this revenue increase, 6.7% related to mature hospitals, which are hospitals that were opened by December 31, 2021.

The following table shows the number of patient visits during the periods:

	Three Months Ended March 31,
	2024	2023
Patient visits:
Hospital	40,068	33,085

Total patient visits increased 21.1% during the three months ended March 31, 2024 as compared with the same period of 2023 due mostly to the opening of four facilities throughout 2023 which are fully operating in 2024. Of this visit increase, 5.3% related to mature hospitals, which are hospitals opened by December 31, 2021.

The Company recorded approximately $0.7 million of net revenue for cash collections during the three months ended March 31, 2024 for services that were previously provided. The Company had previously reserved for this amount as uncollectible.

The hospital division’s operating income was $10.5 million during the three months ended March 31, 2024, compared with an operating income of $4.8 million in the same period of 2023, an increase of 119%. Our revenue and operating income for the first quarter of 2024 was positively affected by the increase in visits and revenue per visit discussed above.

Population Health Management Division. Our total revenue for the three months ended March 31, 2024 was $7.4 million as compared with $7.0 million for the same period of 2023. The increase was due to higher capitation revenue earned.

The population health management division had $0.3 million of operating loss for the three months ended March 31, 2024 as compared with $0.1 million of operating income for the same period of 2023. Strategically, we are focused on the growth of this division principally through the addition of new independent physician associations and have staffed our organization to manage larger numbers of such organizations.

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

As of March 31, 2024, two Real Estate Entities continue to be consolidated in our financial statements. We expect that hospitals we open in the future may be leased from new Real Estate Entities which may be owned in whole or part by related parties. Third-party lenders to these entities may require that we provide a guarantee or become co-borrowers under mortgage indebtedness and financings for such facilities. In such instances, we may be required to consolidate these new Real Estate Entities in our financial statements as VIEs.

Corporate and other costs. Corporate and other costs in the three months ended March 31, 2024 totaled $8.7 million as compared to $9.3 million for the same period of 2023. General and administrative costs include our executive management, accounting, human resources, corporate technology, insurance and professional fees.

Nonoperating items

Interest expense. Interest expense was $4.4 million in the three months ended March 31, 2024 as compared with $3.1 million for the same period of 2023. The increase in interest expense for the 2024 period is principally due to discount amortization expense and interest expense associated with the Unsecured Convertible Term Debt.

Gain on warrant liability. Gain on warrant liability was $2.6 million in the three months ended March 31, 2024 is the remeasurement of the warrant liability required at each reporting period and is influenced by changes in our common stock market price.

Income tax expense. Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items is recognized in the period these occur.

Our effective tax rate for the three months ended March 31, 2024 was approximately 14.2%. The primary difference from the federal statutory rate of 21% is related to state taxes, income of noncontrolling interests in flow-through entities and permanent differences for non-deductible expenses.

Liquidity and Capital Resources

As of March 31, 2024, we had $30.0 million of cash and equivalents, compared to $22.0 million of cash and equivalents at December 31, 2023.

Significant sources and uses of cash during the first three months of 2024.

Sources of cash:

●	Cash from operating activities was $3.0 million, which included $1.8 million from the primary components of our working capital (receivables, inventories, accounts payable and expenses); and
●	Proceeds from common stock issuance, net issuance costs of $9.2 million

Uses of cash:

●	Net payments of lines of credit and notes payable of $2.1 million
●	Capital expenditures were $0.7 million;
●	Distributions, net of contributions, to noncontrolling interests totaled $0.5 million; and
●	Repayments of finance leases totaled $1.0 million.

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

We routinely enter into equipment lease agreements to procure new or replacement equipment and may also finance these purchases with term debt. We have smaller lines of credits available for working capital purposes and are presently working to supplement or replace these with larger financing commitments. These larger financing commitments are subject to market conditions and we may not be able to obtain such larger financing commitments with favorable economic terms or at all. We also believe that our existing cash, cash equivalents, and marketable securities, and available borrowing capacity, will be sufficient to meet our anticipated cash needs requirements for operations and growth objectives for at least the next twelve months. If the assumptions underlying our business plan regarding future revenue and expenses change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities.

Indebtedness. The Company’s indebtedness at March 31, 2024 is presented in Item I, “Financial Statements – Note 7 – Debt” and our lease obligations are presented in Item I, “Financial Statements—Note 8 – Leases.”

Off-Balance Sheet Arrangements

As of March 31, 2024, we had no material off-balance sheet arrangements.

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

	Three Months Ended March 31,
	2024	2023
Reconciliation of net loss attributable to Nutex Health Inc. to Adjusted EBITDA:
Net loss attributable to Nutex Health Inc.	$(364,075)	$(5,147,279)
Depreciation and amortization	4,186,202	3,993,747
Interest expense, net	4,444,362	3,140,089
Income tax expense (benefit)	389,665	(910,659)
Allocation to noncontrolling interests	(1,544,173)	(755,310)
EBITDA	7,111,981	320,588
Facilities closing costs	-	217,266
Gain on warrant liability	(2,600,747)	-
Stock-based compensation expense	49,167	1,900,000
Adjusted EBITDA	$4,560,401	$2,437,854

Significant Accounting Policies

The preparation of financial statements and related disclosures in accordance with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2023 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The Company’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2023. Since December 31, 2023, there have been no material changes in the Company’s accounting policies that are impacted by judgments, assumptions and estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

With respect to the three months ended March 31, 2024, there have been no material changes in our primary market risk exposures or how those exposures are managed since the information disclosed in our 2023 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of March 31, 2024. Based on this evaluation, the Company concluded that our disclosure controls and procedures were not effective as of March 31, 2024 due to the material weakness previously identified as described below.

Previously Reported Material Weaknesses. We previously identified material weaknesses in our internal control over financial reporting in our Form 10-K for the year ended December 31, 2023, based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on our assessment, the following material weaknesses were identified:

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

Item 1A. Risk Factors.

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Form 10-K for the year ended December 31, 2023 and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results. In addition, you should carefully consider the risks described below.

We may not be able to maintain compliance with the continued listing requirements of The Nasdaq Global Market.

Our common stock is listed on the Nasdaq Capital Market. In order to maintain that listing, we must satisfy minimum financial and other requirements including, without limitation, a requirement that our closing bid price be at least $1.00 per share. On May 22, 2023, the Company received a letter from Nasdaq indicating that, for the last thirty consecutive business days, the bid price for the Company’s common stock had closed below the minimum $1.00 per share requirement for continued listing on Nasdaq Capital Market under Nasdaq Listing Rule 5550(a)(2). As reported on the Company’s current report on Form 8-K dated May 22, 2023, the Company had an initial period of 180 calendar days, or until November 20, 2023, to regain compliance. On November 21, 2023, Nasdaq notified the Company that it has determined that the Company is eligible for an additional 180 calendar day period, or until May 20, 2024, to regain compliance (the "Second Compliance Period”). Nasdaq’s determination is based on the Company’s meeting the continued listing requirement for market value of publicly held shares and all other applicable requirements for initial listing on The Nasdaq Capital Market with the exception of the Minimum Bid Price Requirement, and the Company’s written notice of its intention to cure the deficiency during the Second Compliance Period by effecting a reverse stock split, if necessary. On April 10, 2024, the Company effected a 1-to-15 reverse stock split.

As of the date hereof and taking into account the effects of the Company’s April 2024 reverse stock split, the Common Stock has not regained compliance with the Minimum Bid Price Requirement. If the Company fails to regain compliance prior to the expiration of the second grace period on May 20, 2024, Nasdaq will issue a Delisting Notice. Nutex intends to appeal such notice, but can give no assurance that such appeal will be successful. Nasdaq will maintain the common stock’s listing during the appeals process. Pending stockholder approval at its 2024 Annual Meeting on June 17, 2024, the Company’s board will have the option to effect an additional reverse stock split if necessary to regain compliance with the Minimum Bid Price Requirement.

If we fail to regain compliance or fail to continue to meet all applicable continued listing requirements for Nasdaq in the future and Nasdaq determines to delist our common stock, we could face significant material adverse consequences including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity for our securities;

•

a determination that our Common Stock is a "penny stock,” which will require brokers trading in our Common Stock to adhere to more stringent rules and possibly result in a reduced level of trading activity in the secondary trading market for our securities;

•	inability to obtain financing to repay debt and fund our operations;

•	a decreased ability to issue additional securities or obtain additional financing in the future; and

•	a limited amount of news and analyst coverage.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Recent Sales of Unregistered Securities; use of proceeds from registered securities.

On March 26, 2024, the Company and the Holders agreed to amend the conversion price of the Unsecured Convertible Term Notes and exercise price of the Warrants to $3.00 each ($0.20 prior to Reverse Stock Split), resulting in the Unsecured Convertible Term Notes being convertible into 1,795,000 shares of common stock (26,925,000 prior to Reverse Stock Split), the Warrants exercisable for 897,500 shares of common stock (13,462,500 prior to Reverse Stock Split) and the placement agent Warrants exercisable for 538,500 shares of common stock (8,077,500 prior to Reverse Stock Split). These warrants were issued in a private placement in reliance on section 4(a)(2) of the Securities Act.

Item 3. Defaults upon Senior Securities.

Not Applicable

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information.

Trading Arrangements

During the fiscal quarter ended March 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 8, 2024.

Nutex Health Inc.

By:	/s/ Thomas T. Vo
Thomas T. Vo
Chief Executive Officer and Chairman of the Board (principal executive officer)

By:	/s/ Jon C. Bates
Jon C. Bates
Chief Financial Officer (principal financial officer and principal accounting officer)