Form 10-Q
period 2024-06-30
Nutex Health, Inc.
filed 2024-08-08
CIK 1479681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

or

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

As of August 5, 2024, the registrant had 5,065,709 shares of common stock outstanding.

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

Effective as of 11:59 p.m. Eastern time on April 9, 2024, the Company effected a 1-15 reverse stock split and effective as of 11:59 p.m. Eastern time on July 2, 2024, the Company effected an additional 1-10 reverse stock split (the “2024 Reverse Stock Splits”).

Unless otherwise indicated, all authorized, issued, and outstanding stock and per share amounts referred to in this Quarterly Report on Form 10-Q have been adjusted to reflect the 2024 Reverse Stock Splits for all prior periods presented. Proportionate adjustments for the 2024 Reverse Stock Splits were made to the exercise prices and number of shares issuable under the Company’s equity incentive plans, and the number of shares underlying outstanding equity awards, as applicable. See Note 19 for information and disclosures relating to adjustments related to the 2024 Reverse Stock Splits.

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

Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under, but not limited to, the heading “Item 1A. Risk Factors” included in this Quarterly Report, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, and in the Annual Report of Nutex Health Inc. on Form 10-K for the year ended December 31, 2023 and other filings of the Company with the United States Securities and Exchange Commission. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change, and significant risks and uncertainties that could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$40,807,975	$22,002,056
Accounts receivable	60,658,832	58,624,301
Accounts receivable - related parties	4,577,189	4,152,068
Inventories	2,759,448	3,390,584
Prepaid expenses and other current assets	5,066,994	2,679,394
Total current assets	113,870,438	90,848,403
Property and equipment, net	78,881,900	81,387,649
Operating right-of-use assets	11,690,957	11,853,082
Finance right-of-use assets	187,096,271	176,146,329
Intangible assets, net	16,180,504	20,512,636
Goodwill, net	13,918,719	17,066,263
Other assets	764,462	431,135

Total assets	$422,403,251	$398,245,497

Liabilities and Equity
Current liabilities:
Accounts payable	$16,742,370	$18,899,196
Accounts payable - related parties	6,796,475	6,382,197
Lines of credit	2,909,296	3,371,676
Current portion of long-term debt	14,223,944	10,808,721
Operating lease liabilities, current portion	1,998,512	1,579,987
Finance lease liabilities, current portion	5,570,604	4,315,979
Accrued expenses and other current liabilities	23,417,191	12,955,296
Total current liabilities	71,658,392	58,313,052
Long-term debt, net	22,406,516	26,314,733
Warrant liability	2,000,714	-
Operating lease liabilities, net	14,690,566	15,479,639
Finance lease liabilities, net	226,820,535	213,886,213
Deferred tax liabilities	2,804,492	5,145,754
Total liabilities	340,381,215	319,139,391

Commitments and contingencies

Equity:
Common stock, $0.001 par value; 950,000,000 shares authorized; 4,987,268 and 4,511,199 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	4,988	4,511
Additional paid-in capital	472,529,641	470,521,218
Accumulated deficit	(409,800,662)	(409,072,539)
Nutex Health Inc. equity	62,733,967	61,453,190
Noncontrolling interests	19,288,069	17,652,916
Total equity	82,022,036	79,106,106

Total liabilities and equity	$422,403,251	$398,245,497

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Hospital division	$67,604,878	$51,611,803	$127,634,247	$100,899,967
Population health management division	8,477,383	7,312,651	15,901,801	14,353,904
Total revenue	76,082,261	58,924,454	143,536,048	115,253,871

Operating costs and expenses:
Payroll and benefits	28,398,075	24,860,702	55,401,219	50,697,375
Contract services	9,505,222	9,747,873	20,824,676	18,937,204
Medical supplies	3,588,464	3,264,202	8,910,306	7,288,084
Depreciation and amortization	4,532,804	4,169,160	8,719,006	8,162,907
Other	7,496,465	7,235,594	16,962,432	15,673,655
Total operating costs and expenses	53,521,030	49,277,531	110,817,639	100,759,225

Gross profit	22,561,231	9,646,923	32,718,409	14,494,646

Corporate and other costs:
Facilities closing costs	-	-	-	217,266
Stock-based compensation expense	(61,241)	249,645	(12,074)	2,149,645
Impairment of assets	3,473,635	-	3,473,635	-
Impairment of goodwill	3,197,391	-	3,197,391	-
General and administrative expenses	10,652,390	9,759,816	19,310,800	16,935,360
Total corporate and other costs	17,262,175	10,009,461	25,969,752	19,302,271

Operating income (loss)	5,299,056	(362,538)	6,748,657	(4,807,625)

Interest expense, net	5,054,532	4,843,048	9,498,894	7,983,137
Gain on warrant liability	(3,060,096)	-	(5,660,843)	-
Other (income) expense	(599,502)	(123,528)	(840,694)	123,927
Income (loss) before taxes	3,904,122	(5,082,058)	3,751,300	(12,914,689)

Income tax expense (benefit)	893,892	(815,612)	1,283,557	(1,726,271)

Net income (loss)	3,010,230	(4,266,446)	2,467,743	(11,188,418)

Less: net income (loss) attributable to noncontrolling interests	3,374,278	(787,399)	3,195,866	(2,562,092)

Net loss attributable to Nutex Health Inc.	$(364,048)	$(3,479,047)	$(728,123)	$(8,626,326)

Loss per common share:
Basic	$(0.07)	$(0.79)	$(0.15)	$(1.98)
Diluted	$(0.07)	$(0.79)	$(0.15)	$(1.98)

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at December 31, 2022	4,334,826	$4,335	$459,144,291	$(363,285,925)	$24,464,699	$120,327,400
Deconsolidation of Real Estate Entity	—	—	—	—	(4,258,133)	(4,258,133)
Common stock issued for exercise of warrants	4,682	5	(5)	—	—	—
Common stock issued to Apollo Medical Holdings, Inc.	6,667	7	1,899,993	—	—	1,900,000
Contributions	—	—	—	—	28,000	28,000
Distributions	—	—	—	—	(1,537,141)	(1,537,141)
Net loss	—	—	—	(5,147,279)	(1,774,693)	(6,921,972)
Balance at March 31, 2023	4,346,175	$4,347	$461,044,279	$(368,433,204)	$16,922,732	$109,538,154
Common stock issued for exercise of warrants	3,774	4	(4)	—	—	—
Debt conversion to common stock	53,571	53	3,232,386	—	—	3,232,439
Restricted stock awards issued for compensation	1,431	1	249,644	—	—	249,645
Contributions	—	—	—	—	621,550	621,550
Distributions	—	—	—	—	(1,149,163)	(1,149,163)
Net loss	—	—	—	(3,479,047)	(787,399)	(4,266,446)
Balance at June 30, 2023	4,404,951	$4,405	$464,526,305	$(371,912,251)	$15,607,720	$108,226,179

Balance at December 31, 2023	4,511,199	$4,511	$470,521,218	$(409,072,539)	$17,652,916	$79,106,106
Common stock issued for Employee Stock Purchase Plan	746	2	19,024	—	—	19,026
Common stock issuance	444,444	444	1,540,499	—	—	1,540,943
Debt conversion to common stock	11,824	12	320,676	—	—	320,688
Stock-based compensation	—	—	49,167	—	—	49,167
Vesting of Restricted Stock Units	1,298	1	(1)	—	—	—
Reverse stock split adjustment	2,426	2	(2)	—	—	—
Distributions	—	—	—	—	(481,293)	(481,293)
Net loss	—	—	—	(364,075)	(178,412)	(542,487)
Balance at March 31, 2024	4,971,937	$4,972	$472,450,581	$(409,436,614)	$16,993,211	$80,012,150
Common stock received in sale of business	(5,060)	(5)	(30,245)	—	—	(30,250)
Common stock issued for Employee Stock Purchase Plan	2,061	2	14,407	—	—	14,409
Common stock issued for acquisition	17,640	18	156,140	—	—	156,158
Stock-based compensation	—	—	(61,241)	—	—	(61,241)
Reverse stock split adjustment	690	1	(1)	—	—	—
Contributions	—	—	—	—	300,850	300,850
Distributions	—	—	—	—	(1,380,270)	(1,380,270)
Net income (loss)	—	—	—	(364,048)	3,374,278	3,010,230
Balance at June 30, 2024	4,987,268	4,988	472,529,641	(409,800,662)	19,288,069	82,022,036

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$2,467,743	$(11,188,418)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	8,719,006	8,162,907
Gain on warrant liability	(5,660,843)	-
Impairment of goodwill	3,197,391	-
Impairment of assets	3,473,635	-
Derecognition of goodwill	453,017	-
Stock-based compensation expense	(12,074)	2,149,645
Deferred tax benefit	(2,341,262)	(1,724,111)
Debt accretion expense	579,121	953,236
Loss on lease termination	-	58,211
Non-cash lease expense (income)	(208,423)	61,734
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(2,148,508)	6,921,239
Accounts receivable - related party	(425,121)	(797,058)
Inventories	631,136	1,082,509
Prepaid expenses and other current assets	(1,692,907)	(3,048,993)
Accounts payable	(1,617,151)	(7,189,929)
Accounts payable - related party	414,278	3,453
Accrued expenses and other current liabilities	10,481,831	5,619,907
Net cash from operating activities	16,310,869	1,064,332

Cash flows from investing activities:
Acquisitions of property and equipment	(1,291,492)	(7,446,902)
Cash related to sale of business	(711,306)	-
Cash related to deconsolidation of Real Estate Entities	-	(1,039,157)
Net cash from investing activities	(2,002,798)	(8,486,059)

Cash flows from financing activities:
Proceeds from lines of credit	132,167	1,949,919
Proceeds from notes payable	4,915,000	16,952,905
Repayments of lines of credit	(594,547)	(1,592,714)
Repayments of notes payable	(6,156,543)	(7,481,893)
Repayments of finance leases	(1,440,016)	(1,870,670)
Proceeds from common stock issuance, net issuance costs	9,202,500	-
Members' contributions	300,850	649,550
Members' distributions	(1,861,563)	(2,686,304)
Net cash from financing activities	4,497,848	5,920,793
Net change in cash and cash equivalents	18,805,919	(1,500,934)
Cash and cash equivalents - beginning of the period	22,002,056	34,255,264
Cash and cash equivalents - end of the period	$40,807,975	$32,754,330

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

2024 Reverse Stock Splits.

1:15 Reverse stock split. The Company’s Board of Directors determined to effect a reverse stock split of the common stock at a 1-for-15 ratio (the “1:15 Reverse Stock Split”) effective as of 11:59 pm Eastern time on April 9, 2024. The stockholders of the Company at its annual meeting on June 29, 2023 had approved a reverse stock split within a range of 1:2 and 1:15 to be effected within one year of approval at the discretion of the Board. The Company’s common stock began trading on The Nasdaq Capital Market on a post-1:15 Reverse Stock Split basis under the Company’s existing trading symbol “NUTX” at the open of the market on April 10, 2024. The 1:15 Reverse Stock Split was implemented for the purpose of regaining compliance with the minimum bid price requirement for continued listing of the Company’s common stock on The Nasdaq Capital Market.

1:10 Reverse stock split. In addition, the Company’s Board of Directors determined to effect a reverse stock split of the common stock at a 1-for-10 ratio (the “1:10 Reverse Stock Split”) effective as of 11:59 pm Eastern time on July 2, 2024. The Company’s stockholders, at the annual meeting on June 17, 2024, had approved a reverse stock split within a range of 1:2 and 1:16 to be effected within one year of approval at the discretion of the Board. This 1:10 Reverse Stock Split is in addition to the Company’s previous 1:15 Reverse Stock Split as discussed above. The Company’s common stock began trading on The Nasdaq Stock Market on a post-1:10 Reverse Stock Split basis under the Company’s existing trading symbol “NUTX” at the open of the market on July 3, 2024. The 1:10 Reverse Stock Split was also implemented for the purpose of regaining compliance with the minimum bid price requirement for continued listing of the Company’s common stock on The Nasdaq Capital Market.

As a result of both the 1:15 Reverse Stock Split and 1:10 Reverse Stock Split (collectively, the “2024 Reverse Stock Splits”) the number of shares of common stock outstanding was reduced to 4,987,268 shares as of June 30, 2024, inclusive of whole shares issued for fractional shares, and the number of authorized shares of common stock remains at 950,000,000.

Unless otherwise indicated, all authorized, issued, and outstanding stock and per share amounts contained in the accompanying condensed consolidated financial statements have been adjusted to reflect the 2024 Reverse Stock Splits for all prior periods presented. Proportionate adjustments for the 2024 Reverse Stock Splits were made to the exercise prices and number of shares issuable under the Company’s equity incentive plans, and the number of shares underlying outstanding equity awards, as applicable. See Note 19 for information and disclosures relating to adjustments related to the 2024 Reverse Stock Splits.

On July 24, 2024, Company received written notice (the “Compliance Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that it has regained compliance with Nasdaq Listing Rule 5550(a)(2), which requires that companies listed on the Nasdaq Stock Market maintain a minimum bid price of $1.00 per share.  Nasdaq notified the Company in the Compliance Notice that, from July 3, 2024 to July 23, 2024, the closing bid price of the Company’s common stock had been $1.00 per share or greater and, accordingly, the Company had regained compliance with Nasdaq Listing Rule 5550(a)(2) and that the matter was now closed.

Note 2 - Summary of Significant Accounting Policies

Basis of presentation. These financial statements present the Company’s consolidated financial condition and results of operations including those of majority-owned subsidiaries and variable interest entities (“VIEs”) for which we are the primary beneficiary.

The hospital division includes our healthcare billing and collections organization and hospital entities. In addition, we have financial and operating relationships with multiple professional entities (the “Physician LLCs”) and real estate entities (the “Real Estate Entities”). The Physician LLCs employ the doctors who work in our hospitals. These entities are consolidated by the Company as VIEs because they do not have significant equity at risk, and we have historically provided support to the Physician LLCs in the event of cash shortages.

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

The population health management division includes our management services organizations. In addition, Associated Hispanic Physicians of So. California (“AHISP”), an IPA entity that is not owned by us, but is consolidated as a VIE of our wholly-owned subsidiary AHP Health Management Services Inc. (“AHP”) because AHP is the primary beneficiary of its operations and has 100% control of AHISP’s operations through its management services agreement with AHISP.

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

Cash and cash equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company has cash amounts, that were at times material, held in covered banking institutions in excess of the insured amounts, but does not deem the risk of loss to be likely. The Company has $4.5 million in restricted cash as of June 30, 2024. The amounts included in restricted cash represent those required to be set aside either by note payable agreement or compensating balance requirements.

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

Recent accounting pronouncements.

In November 2023, the FASB issued Accounting Standards Update 2023-07, “Improvements to Reportable Segment Disclosures” (“ASU 2023-07”), which requires disclosures of significant expenses by segment and interim disclosure of items that were previously required only on an annual basis. ASU 2023-07 is to be applied on a retrospective basis and is effective for our 2024 annual Consolidated Financial Statements and interim periods beginning in 2025.

In December 2023, the FASB issued Accounting Standards Update 2023-09, “Improvements to Income Tax Disclosures” (“ASU 2023-09”), which provides for additional income tax rate reconciliation and income taxes paid disclosures. ASU 2023-09 may be adopted on a prospective or retrospective basis and is effective for fiscal years beginning after December 15, 2024, with early adoption permitted.

We are evaluating the impacts ASUs 2023-07 and 2023-09 will have on disclosures in our financial statements.

Note 3 – Divestitures

Sale of Procare Health, Inc. On May 30, 2024, the Company completed the sale of Procare Health, Inc. (“Procare”), a wholly-owned subsidiary of Nutex, to an individual buyer. As consideration for the transaction, the buyer will pay the Company $0.6 million ($0.1 million paid in June 2024 and $0.1 million paid in July 2024), has assumed liabilities of $0.2 million and remitted Company stock of $0.1 million. During the second quarter of 2024, the Company recognized an intangible impairment of $2.1 million and a $3.2 million goodwill impairment loss. Upon completion of the sale, the Company recognized an insignificant loss on sale of business. The calculation of the loss on sale of business includes the derecognition of goodwill of $0.5 million, which is offset by consideration and other assets transferred. Total revenue for Procare for the three and six months ended June 30, 2024 is $0.1 million and $0.4 million, respectively. Net loss for Procare for the three and six months ended June 30, 2024 is $0.3 million and $0.6 million, respectively. The Company does not deem this transaction to be significant.

Clinigence Health, Inc. and Letter of Intent. The Company signed a non-binding letter of intent (“LOI”) with a third-party limited liability company to commence the negotiations for the sale of Clinigence Health, Inc. (“Clinigence Health”), a wholly-owned subsidiary of Nutex. The sale is expected to be completed in the third quarter of 2024. The Company recognized an impairment on definite-lived intangible assets of $1.4 million. The Company reclassified all assets of Clinigence Health to assets held-for-sale, within “Prepaid expenses and other current assets” in the condensed consolidated balance sheets. The value of the assets held-for-sale of $1.5 million are based on the LOI. Upon the reclassification of assets to held-for-sale, the Company recognized an insignificant loss. Total revenue for Clinigence Health for the three and six months ended June 30, 2024 is $0.3 million and $0.7 million, respectively. Net loss for Clinigence Health for the three and six months ended June 30, 2024 is $0.4 million and $0.7 million, respectively. The Company does not deem this transaction to be significant.

Note 4 – Revenue

We disaggregate revenue from contracts with customers into types of services or products, consistent with our reportable segments, as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Hospital division revenue	67,604,878	51,611,803	127,634,247	100,899,967
Population health management division revenue	8,477,383	7,312,651	15,901,801	14,353,904
Total revenue	$76,082,261	$58,924,454	$143,536,048	$115,253,871

Hospital division revenue. We receive payment for facility services rendered by us from federal agencies, private insurance carriers, and patients. The Physician LLCs receive payment for doctor services from these same sources. On average, greater than 90% of our net patient service revenue is paid by insurers, federal agencies, and other non-patient third parties. The remaining revenue is paid by our patients in the form of copays, deductibles, and self-payment. We generally operate as an out-of-network provider and, as such, do not have negotiated reimbursement rates with insurance companies.

For three and six months ended June 30, 2024, the Company recorded approximately $1.3 million and $2.1 million, respectively, of net revenue for cash collections for services that were previously reserved as uncollectible.

The following tables present the allocation of the estimated transaction price with the patient between the primary patient classification of insurance coverage:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Insurance	93%	93%	92%	93%
Self pay	4%	4%	5%	4%
Workers compensation	2%	2%	2%	2%
Medicare/Medicaid	1%	1%	1%	1%
Total	100%	100%	100%	100%

Note 5 - Property and Equipment

The principal categories of property and equipment, net are summarized as follows:

	Useful	June 30,	December 31,
	Life (years)	2024	2023

Buildings and improvements	39	$19,611,254	$18,947,818
Land	-	4,410,747	4,401,888
Leasehold improvements	10-39	27,931,959	27,606,383
Construction in progress	-	2,951,145	3,776,138
Medical equipment	10	33,844,363	33,519,026
Office furniture and equipment	7	3,590,926	3,698,874
Computer hardware and software	5	6,227,105	6,066,520
Vehicles	5	94,726	135,590
Signage	10	2,111,244	1,576,475
Total cost		100,773,469	99,728,712
Less: accumulated depreciation		(21,891,569)	(18,341,063)
Total property and equipment, net		$78,881,900	$81,387,649

We consolidate two Real Estate Entities in the Company. Refer to Note 17.

Depreciation and amortization of property and equipment for the three months ended June 30, 2024 and 2023 totaled $1.6 million and $1.1 million, respectively, and for the six months ended June 30, 2024 and 2023 totaled $3.2 million and $2.4 million, respectively.

Note 6 – Intangible Assets and Goodwill

Intangible Assets. The following tables provide detail of the Company’s intangible assets:

	Gross	Accumulated	Net Carrying	Weighted Average
June 30, 2024	Carrying Amount	Amortization	Amount	Useful Life (in years)
Amortizing intangible assets:
Member relationships	$18,491,000	$2,632,136	$15,858,864	15
Trademarks	474,000	152,360	321,640	7
Total	$18,965,000	$2,784,496	$16,180,504

December 31, 2023
Amortizing intangible assets:
Member relationships	$18,491,000	$2,015,772	$16,475,228	15
Management contracts	2,021,000	221,047	1,799,953	16
Customer contracts	914,000	106,633	807,367	15
Trademarks	1,426,795	262,557	1,164,238	7-12
PHP technology	409,000	143,150	265,850	5
Total	$23,261,795	$2,749,159	$20,512,636

Amortization of intangible assets for the three months ended June 30, 2024 and 2023 totaled $0.4 million each, and for the six months ended June 30, 2024 and 2023 totaled $0.8 million each.

Certain intangible assets were impaired upon the sale of Procare and pending sale of Clinigence Health, recognized in the second quarter of 2024, totaling $3.5 million. See Note 3 for discussion over the sale of Procare and pending sale of Clinigence.

Goodwill. The carrying amount of goodwill, by operating segment is as follows:

	Hospital Division	Population Health Management Division	Total
Balance as of December 31, 2023
Goodwill	$1,139,297	$415,201,301	$416,340,598
Accumulated impairment losses	(1,139,297)	(398,135,038)	(399,274,335)
	-	17,066,263	17,066,263
Purchase accounting adjustments	-	502,864	502,864
Impairment of goodwill	-	(3,197,391)	(3,197,391)
Derecognition of goodwill	-	(453,017)	(453,017)
Balance as of June 30, 2024
Goodwill	1,139,297	415,251,148	416,390,445
Accumulated impairment losses	(1,139,297)	(401,332,429)	(402,471,726)
	$-	$13,918,719	$13,918,719

The purchase accounting adjustments of $0.5 million to the carrying amount of goodwill in the Population Health Management Division relates to the acquisition of two Florida based IPAs in the third quarter of 2023 for which the allocation of goodwill is subject to revision based on final allocation of the purchase price to the identifiable assets and liabilities acquired.

The impairment of goodwill of $3.2 million and the derecognition of goodwill of $0.5 million, both for the Population Health Management Division, relate to the sale of Procare Health, Inc., a wholly-owned subsidiary of Nutex. Procare was considered part of the Population Health Management Division. Prior to the sale of Procare, the Company recognized a goodwill impairment amount of $3.2 million. On the sale of Procare, the Company recognized the derecognition of goodwill of $0.5 million based on the remaining carrying amount of goodwill for the Procare business after impairment. See Note 3 for Procare sale.

Due to the sale of Procare, the Company tested for impairment the remaining goodwill in the Population Health Management Division of $13.9 million. On June 30, 2024, we determined that the estimated fair value of our Population Health Management Division was greater than its carrying value. Therefore, no goodwill impairment was recognized for the quarter ended and year ended June 30, 2024.

Note 7 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	June 30,	December 31,
	2024	2023

Accrued wages and benefits	$8,426,753	$6,590,710
Accrued supplier expenses	3,920,076	2,504,544
Accrued medical insurance claims	2,293,873	1,865,280
Accrued taxes	4,824,866	405,352
Accrued other	3,951,623	1,589,410
Total accrued expenses and other current liabilities	$23,417,191	$12,955,296

Note 8 – Debt

The Company’s outstanding debt is shown in the following table:

	Maturity	Interest	June 30,	December 31,
	Dates	Rates	2024	2023

Term loans secured by all assets	07/2024 - 10/2027	4.15 - 7.71%	$8,077,132	$7,030,613
Term loans secured by property and equipment	07/2024 - 10/2028	3.59 - 10.00%	9,408,077	10,562,207
Term loan secured by deposits	07/2024	7.36%	2,801,354	-
Line of credit secured by all assets	07/2024 - 09/2024	4.00 - 9.50%	2,909,296	3,371,675
Term loans of consolidated Real Estate Entities	05/2028 - 03/2037	2.84 - 5.75%	12,361,238	13,005,019
Unsecured convertible term notes	10/2025	8.00 - 10.00%	5,384,990	5,384,990
Pre-paid advance (convertible debt)	03/2024	0.00%	-	3,078,302
Total			40,942,087	42,432,806
Less: unamortized issuance costs and discount			1,402,331	1,937,676
Less: short-term lines of credit			2,909,296	3,371,676
Less: current portion of long-term debt			14,223,944	10,808,721
Total long-term debt			$22,406,516	$26,314,733

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

Certain outstanding debt arrangements require minimum debt service coverage ratios and other financial covenants. At June 30, 2024, we were not in compliance with the debt service coverage ratio for one term loan with an outstanding balance of $0.1 million. This balance has been included in current liabilities. At June 30, 2024, we had remaining availability of $2.6 million under outstanding lines of credit.

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

As a result of the Pre-Paid Advance, the Company (i) issued 0.2 million shares of common stock to Yorkville (23.1 million prior to the 2024 Reverse Stock Splits), reducing the principal of initial Pre-Paid Advance to $7.3 million, (ii) made Optional Prepayments of $8.2 million in accordance with the PPA, consisting of $7.7 million of principal and $1.0 million attributed to the Payment Premium and (iii) paid off in full the remaining outstanding balance of the PPA on January 30, 2024 and the parties terminated the Yorkville PPA on February 15, 2024.

September 2023 Convertible Debt Issuance.

From September 2023 to December 2023, the Company conducted a private offering of convertible notes (“Unsecured Convertible Term Notes”) and six-year warrants (“Warrants”) to accredited investors (the “Holders”) as defined in Rule 501 under the 1933 Act and issued Unsecured Convertible Term Notes convertible into an aggregate of 89,751 shares (13,462,500 prior to the 2024 Reverse Stock Splits) of common stock at a conversion price of $60.00 per share ($0.40 prior to the 2024 Reverse Stock Splits) and Warrants to purchase an aggregate of 44,875 shares of common stock (6,731,250 prior to the 2024 Reverse Stock Splits) at an exercise price of $60.00 per share ($0.40 prior to the 2024 Reverse Stock Splits). We also issued Warrants for the purchase of 26,925 shares (4,038,750 prior to the 2024 Reverse Stock Splits) to the placement agent. The Unsecured Convertible Term Notes mature on October 31, 2025 and the Warrants expire on December 31, 2029.

On March 26, 2024, the Company and the Holders agreed to amend the conversion price of the Unsecured Convertible Term Notes and exercise price of the Warrants to $30.00 each ($0.20 prior to the 2024 Reverse Stock Splits), resulting in the Unsecured Convertible Term Notes being convertible into 179,500 shares of common stock (26,925,000 prior to the 2024 Reverse Stock Splits), the Warrants exercisable for 89,750 shares of common stock (13,462,500 prior to the 2024

Reverse Stock Splits) and the placement agent Warrants exercisable for 53,850 shares of common stock (8,077,500 prior to the 2024 Reverse Stock Splits).

The Unsecured Convertible Term Notes bear an annual interest rate of 8% if paid in cash or an annual interest rate of 10% if paid in the form of common stock. The payment of interest in the form of common stock is at the discretion of the Company. When paid in common stock, the number of shares is equal to the quotient of the total accrued interest due divided by the last reported sale price of the Company’s common stock on the last complete trading day of such quarter. The Holders have the option, at any time, to convert all or any portion of the unpaid principal and interest outstanding in common stock at the conversion price of $30.00 per share. If the Company fails to pay the outstanding principal amount and all accrued interest within 30 days of the maturity date, the interest rate payable is adjusted to 12%.

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

The net carrying amount of the Unsecured Convertible Term Notes was $4.0 million as of June 30, 2024 and the weighted average effective interest rate on the convertible debt is 21.5%. The Unsecured Convertible Term Notes interest expense was $0.3 million for the three months ending June 30, 2024, comprising of $0.2 million in amortization expense and $0.1 million in accrued interest expense. For the six months ended June 30, 2024 interest expense was $0.6 million, comprising of $0.4 million in amortization expense and $0.2 million in accrued interest expense.

Note 9 – Leases

We have entered into hospital property, office and equipment rental agreements with various lessors including related parties. The following tables disclose information about our leases of property and equipment:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Operating lease cost	$569,222	$938,502	$1,213,920	$1,887,017

Finance lease cost:
Amortization of right-of-use assets	$2,453,351	$2,547,035	$4,679,021	$5,031,310
Interest on lease liabilities	4,116,174	2,826,321	7,516,401	5,514,841
Total finance lease cost	$6,569,525	$5,373,356	$12,195,422	$10,546,151

Note 10 – Commitments and Contingencies

Litigation. From time to time, the Company, its consolidated subsidiaries or VIEs may be named in various claims and legal actions in the normal course of business. Based upon counsel and management’s opinion, the outcome of such matters is not expected to have a material adverse effect on the consolidated financial statements.

Note 11 – Stock-based Compensation

In 2023, the stockholders of the Company approved the Amended and Restated Nutex Health Inc. 2023 Equity Incentive Plan (the “2023 Plan”), providing a total of 73,426 shares of Common Stock (11,013,943 prior to the 2024 Reverse Stock Splits) for issuance. Awards granted under the 2023 Plan may be incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units or performance shares. The awards are granted at an exercise price equal to the fair market value on the date of grant. The 2023 Plan is subject to annual increases on January 1st of each calendar year through January 1, 2033 of up to 1% of the issued and outstanding shares of the Company’s Common Stock on the final day of the preceding calendar year, at the discretion of the compensation committee of our Board of Directors. During the second quarter of 2024, the number of shares to be issued under the 2023 Plan increased to 118,563 shares, most of which were issued as restricted stock units in June 2024, as discussed below.

Obligations for under-construction and ramping hospitals. Under the terms of the Contribution Agreements, contributing owners of the under-construction hospitals and ramping hospitals are eligible to receive a one-time additional issuance of Company common stock.

●	With respect to ramping hospitals that were acquired before the Merger, 24 months after the opening date (the “Determination Date”) of the applicable ramping hospital, such owner is eligible to receive such owner’s pro rata share of a number of shares of Company Common Stock equal to (i) the trailing twelve months earnings before interest, taxes, depreciation and amortization on the respective Determination Date, multiplied by (ii) 10, (iii) minus the initial equity value received at the Closing of the Merger, and (iv) minus such owner’s pro rata share of the aggregate debt of the applicable ramping hospital outstanding as of the closing of the Merger. The number of additional shares to be issued will be determined based on the greater of (a) the price of the Company’s common stock at the time of determination or (b) $2.80 ($420.00 after the 2024 Reverse Stock Splits), as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company’s common stock.

●	With respect to under construction hospitals that were acquired before the Merger, contributing owners of under construction hospitals will be eligible to receive, on the Determination Date, such owner’s pro rata share of a number of shares of Company common stock equal to (a)(i) the trailing twelve months earnings before interest, taxes, depreciation and amortization as of the Determination Date multiplied by (ii) 10, minus (iii) the aggregate amount of such owner’s capital contribution to the under construction hospital, minus (iv) such owner’s pro rata share of the aggregate debt of the applicable under construction hospital outstanding as of the Closing of the Merger, divided by (b) the greater of (i) the price of the Company common stock at the time of determination or (ii) $2.80 ($420.00 after the 2024 Reverse Stock Splits), as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company’s common stock.

We recognized a credit adjustment to prior accrued stock-based compensation expense for three and six months ended June 30, 2024 of $0.1 million based on our current estimates of future obligations to the contributing owners.

Options. The following table summarizes stock-based awards activity:

			Weighted Average
	Options	Weighted Average	Remaining Contractual
	Outstanding	Exercise Price	Life (Years)

Options outstanding at December 31, 2022	34,318	$345.00	7.60
Options exercised	—	—
Options cancelled	—	—
Options outstanding at June 30, 2023	34,318	$345.00	7.10

Options outstanding at December 31, 2023	27,590	$335.75	6.94
Options exercised	—	—
Options cancelled	—	—
Options outstanding at June 30, 2024	27,590	$335.75	6.06

Options outstanding as of June 30, 2024 consisted of:

Expiration	Number	Number	Exercise
Date	Outstanding	Exercisable	Price

January 21, 2025	686	686	$225.00
January 21, 2025	300	300	241.50
January 21, 2025	1,214	1,214	412.50
January 27, 2027	300	300	225.00
May 11, 2027	1,401	1,401	225.00
June 9, 2027	167	167	376.50
January 28, 2028	300	300	241.50
August 4, 2029	68	68	834.00
January 27, 2030	1,157	1,157	225.00
June 30, 2030	715	715	217.50
January 28, 2031	6,667	6,667	241.50
February 28, 2031	1,333	1,333	300.00
September 9, 2031	12,781	12,781	412.50
December 17, 2031	501	501	525.00
Total	27,590	27,590

Restricted Stock Units. On April 1, 2023, the Company issued 4,035 Restricted Stock Units (“RSUs”) (604,158 prior to the 2024 Reverse Stock Splits), valued at $0.6 million to certain employees. Total of 1,431 RSUs (214,720 prior to the 2024 Reverse Stock Splits) vested on April 1, 2023 and another 1,298 RSUs (194,720 prior to the 2024 Reverse Stock Splits) vested on March 1, 2024. The remaining 1,306 RSUs (194,720 prior to the 2024 Reverse Stock Splits) will vest on March 1, 2025.

On June 16, 2024, the Company issued 118,538 RSUs (1,184,946 prior to the 1:10 Reverse Stock Split) valued at $0.6 million to certain employees participating in the Company’s long-term incentive program. 39,514 RSUs will vest on March 1, 2025, 39,514 RSUs will vest on March 1, 2026, and 39,510 will vest on March 1, 2027.

For grants of restricted stock units, we recognize compensation expense over the applicable vesting period equal to the fair value of our common stock at grant date. Grants of restricted stock units generally vest one third per year on each of the first three anniversaries of the grant date. The following table summarizes the changes in restricted stock units during the six months ended June 30, 2024 and 2023.

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share

Non-vested awards, December 31, 2022	—	—
Granted	4	$151.50
Vested	(1)	151.50
Non-vested awards, June 30, 2023	3	$151.50

Non-vested awards, December 31, 2023	3	$151.50
Granted	118	5.40
Vested	(1)	151.50
Non-vested awards, June 30, 2024	120	$39.98

As of June 30, 2024, we estimate $0.8 million of unrecognized compensation cost related to restricted stock units issued to our employees to be recognized over the weighted-average vesting period of 1.8 years.

Employee Stock Purchase Plan. In May 2023, the Board of Directors adopted the 2023 Employee Stock Purchase Plan (“2023 ESPP”), which was subsequently approved by the Company’s stockholders and became effective in June 2023. The 2023 ESPP authorizes the initial issuance of up to 33,333 shares (5,000,000 prior to the 2024 Reverse Stock Splits) of the Company’s common stock to eligible employees, who are entitled to purchase shares of common stock equal to 85% of the closing price on the purchase date with accumulated payroll deductions. During the three and six months ended June 30, 2024, the Company issued 2,061 shares and 2,807 shares, respectively, under the ESPP. The expense incurred for the three and six months ended June 30, 2024 was $0.1 million each.

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

Common Stock Issued. Following is a discussion of common stock issuances during the periods presented:

Securities Purchase Agreement.

On January 22, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single healthcare focused institutional investor for the sale by the Company of 444,445 shares (66,666,666 prior to 2024 Reverse Stock Splits) of the Company’s common stock, par value $0.001 per share, and warrants to purchase 444,445 shares (66,666,666 prior to the 2024 Reverse Stock Splits) of the Company’s common stock. The shares and the warrants were issued separately and issued on a one-to-one ratio at a public offering price of $22.50 per share and accompanying warrant ($0.15 prior to the 2024 Reverse Stock Splits).

The Warrants have an exercise price of $22.50 per share ($0.15 prior to the 2024 Reverse Stock Splits), are exercisable immediately upon issuance and expire five years from the Closing Date. The Warrants may only be exercised on a cashless basis if there is no registration statement registering, or the prospectus contained therein is not available for, the issuance or resale of shares of common stock underlying the Warrants to or by the holder. The holder of a Warrant is prohibited from exercising any such warrants to the extent that such exercise would result in the number of shares of common stock beneficially owned by such holder and its affiliates exceeding 4.99% (or, upon election by the holder prior to the issuance of any Warrants, 9.99%) of the total number of shares of common stock outstanding immediately after giving effect to the exercise. In the event of certain fundamental transactions, the holder of the Warrants will have the right to receive the Black Scholes Value of its Warrants calculated pursuant to a formula set forth in the Form of Warrant, payable either in cash or in the same type or form of consideration that is being offered and being paid to the holders of common stock.

The gross proceeds to the Company from the offering were $9.2 million after deducting the placement agent’s fees and other offering expenses of $0.8 million. The allocation of the proceeds was $7.7 million to warrant liability and $1.5 million to additional paid-in capital.

The Company used the Black-Scholes option model to compute the fair value (level 3) of the Warrants, with inputs including volatility (approximately 120%) and risk-free rate based on US Treasury yield curve rates. The Company classified the Warrants as liabilities due to certain contractual provisions and recorded $7.7 million in warrant liability on January 25, 2024. On June 30, 2024, the Company remeasured the Warrants and recognized a $3.1 million gain on warrant liability as the fair value of the Warrants was $2.0 million at June 30, 2024. For the six months ended June 30, 2024, the Company recognized $5.7 million gain on warrant liability.

Under the Purchase Agreement, if the Company, at any time while the Warrants are outstanding, combines (including by way of reverse share split) outstanding shares of common stock into a smaller number, then, on the tenth trading day following, the exercise price will be reduced, and only reduced, to the lesser of (i) the then exercise price and (ii) 100% of the average of the volume weighted average prices for the ten trading day period immediately following. On April 26, 2024, as required under the terms of the Purchase Agreement in response to the 1:15 Reverse Stock Split, the exercise price was reduced from $2.25 per share to $0.68 per share based on a calculation based on the Company’s trading price as set forth in the Purchase Agreement. On July 23, 2024, in response to the 1:10 Reverse Stock Split, the exercise price was reduced from $6.80 per share to $5.34 per share.

Warrants. During the three and six months ended June 30, 2024, as part of the Securities Purchase Agreement, the Company issued warrants to purchase 444,445 shares (66,666,666 prior to 2024 Reverse Stock Splits) of Common Stock at a strike price of $22.50 ($0.15 prior to the 2024 Reverse Stock Splits) for a period of five years. These warrants were outstanding but not yet exercised as of June 30, 2024. Additionally, on March 26, 2024, the Company agreed to amend the conversion price of the Unsecured Convertible Term Notes and exercise price of the related warrants to $30.00 each, resulting in an increase in warrants of 71,801 shares (10,770,000 prior to the 2024 Reverse Stock Splits). Warrant activity follows:

			Weighted Average
	Warrants	Weighted Average	Remaining Contractual
	Outstanding	Exercise Price	Life (years)

Warrants outstanding at December 31, 2022	73,553	$294.16	3.80
Warrants exercised	(9,710)	232.50
Warrants expired	(20)	3,750.00
Warrants outstanding at June 30, 2023	63,823	$302.46	3.26

Warrants outstanding at December 31, 2023	135,537	$158.16	4.42
Warrants issued	444,445	6.80
Warrants amended	71,801	30.00
Warrants outstanding at June 30, 2024	651,783	$40.83	4.91

Warrants outstanding as of June 30, 2024 consisted of:

Expiration	Number	Number	Exercise
Date	Outstanding	Exercisable	Price

December 31, 2024	3,701	3,701	$1,000.50
October 31, 2025	108	108	187.50
October 31, 2025	10,444	10,444	232.50
February 26, 2026	1,922	1,922	600.00
July 31, 2026	16,888	16,888	232.50
May 31, 2027	30,674	30,674	262.50
September 30, 2029	444,445	444,445	6.80
October 31, 2029	16,501	16,501	30.00
November 30, 2029	57,250	57,250	30.00
December 31, 2029	5,167	5,167	30.00
January 25, 2029	64,683	64,683	30.00
Total	651,783	651,783

Note 13 – Income Taxes

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items is recognized in the period these occur.

Our effective tax rate for the three and six months ended June 30, 2024 was 22.9% and 34.2%, respectively. The primary difference from the federal statutory rate of 21% is related to state taxes, income of noncontrolling interests in flow-through entities and permanent differences for non-deductible expenses.

Note 14 – Earnings per Share

The following is the computation of loss per basic and diluted share:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Amounts attributable to Nutex Health Inc.:
Numerator:
Net loss attributable to common stockholders	$(364,048)	$(3,479,047)	$(728,123)	$(8,626,326)

Denominator:
Weighted average shares used to compute basic EPS	4,969,726	4,377,088	4,909,481	4,358,367

Loss per share:
Basic	$(0.07)	$(0.79)	$(0.15)	$(1.98)
Diluted	$(0.07)	$(0.79)	$(0.15)	$(1.98)

Due to antidilution, the computation of diluted earnings per common share excludes the 27,590 common stock options (4,137,149 prior to the Reverse Stock Splits), 651,783 warrants (97,780,228 prior to the 2024 Reverse Stock Splits), 1,298 restricted stock units (194,720 prior to the 2024 Reverse Stock Splits) and 179,500 common stock (26,925,000 prior to the 2024 Reverse Stock Splits) issuable upon conversion of outstanding convertible debt for the three and six months ended June 30, 2024. Due to antidilution, the June 30, 2023 computation excludes the 34,318 common stock options (5,147,770 prior to the 2024 Reverse Stock Splits) and 63,823 warrants (9,573,562 prior to the 2024 Reverse Stock Splits). The dilutive effect of convertible debt was calculated using the if-converted method, whereas the dilutive effect of the assumed exercise of outstanding options and warrants was calculated using the treasury stock method.

Note 15 - Supplemental Cash Flows Information

	Six Months Ended June 30,
	2024	2023
Cash paid for interest	$1,731,171	$858,773
Cash paid for income taxes	781,000	737,000
Non-cash investing and financing activities:
Financed capital expenditures	517,941	4,111,435
Acquisition of finance leases	15,628,963	18,798,667
Exercise of warrants on cashless basis	-	1,268
Issuance of restricted stock units	-	249,645
Issuance of common stock to Apollo Medical Holdings, Inc.	-	1,900,000
Deconsolidation of Real Estate Entity	-	4,258,133
Warrant liability related to common stock issuance	7,661,557	-
Reverse stock split adjustment	3	-
Common stock issued for Employee Stock Purchase Plan	33,435	-
Convertible debt converted to common stock	320,688	3,232,439
Payment for acquisition in common stock	156,158	-
Common stock received in sale of business	30,250	-

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

Reportable segment information, including intercompany transactions, is presented below:

	June 30,	December 31,
	2024	2023
Assets:
Hospital division	$373,398,552	$278,635,841
Population health management division	29,339,169	83,647,378
Real estate division	19,665,530	35,962,278
Total Assets	$422,403,251	$398,245,497

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue from external customers:
Hospital division	$67,604,878	$51,611,803	$127,634,247	$100,899,967
Population health management division	8,477,383	7,312,651	15,901,801	14,353,904
Total revenue	$76,082,261	$58,924,454	$143,536,048	$115,253,871

Segment operating income (loss):
Hospital division	22,791,199	9,105,114	33,262,249	13,883,751
Population health management division	(229,968)	541,809	(543,840)	610,895
Total segment operating income	$22,561,231	$9,646,923	$32,718,409	$14,494,646

Capital expenditures:
Hospital division	558,169	3,069,919	1,291,492	7,446,902
Real estate division	-	-	-	-
Total capital expenditures	$558,169	$3,069,919	$1,291,492	$7,446,902

Revenue from inter-segment activities:
Real estate division	$(196,595)	$258,015	$603,255	$516,030

Depreciation and amortization:
Hospital division	3,670,212	3,715,868	7,434,559	7,279,890
Population health management division	411,305	411,614	832,300	799,661
Real estate division	451,287	41,678	452,147	83,356
Total depreciation and amortization	$4,532,804	$4,169,160	$8,719,006	$8,162,907

Note 17 – Related Party Transactions

Related party transactions included the following:

●	The Physician LLCs employ the doctors who work in our hospitals. We have no direct ownership interest in these entities, but they are owned and, in some instances, controlled by related parties including our CEO, Dr. Thomas Vo. The Physician LLCs are consolidated by the Company as VIEs because they do not have significant equity at risk, and we have historically provided support to them in the event of cash shortages and received the benefit of their cash surpluses.

The Physician LLCs had outstanding obligations to their member owners, who are also Company stockholders. These outstanding obligations primarily represent contributions for facilities currently under construction totaling $3.3 million at June 30, 2024 and $2.9 million at December 31, 2023 reported within accounts payable – related party in our consolidated balance sheets.

●	Most of our hospital division facilities are leased from real estate entities which are owned by related parties. These leases are typically on a triple net basis, where our hospital division is responsible for all operating costs, repairs and taxes on the facilities. Our obligations under these leases are presented in Note 8. During the three and six months ended June 30, 2024, we made cash payments for these lease obligations totaling $4.9 million and $9.6 million, respectively. Cash payments for these lease obligations made in the three and six months ended June 30, 2023 totaled $3.7 million and $7.2 million, respectively.

●	We consolidate Real Estate Entities as VIEs when they do not have sufficient equity at risk and our hospital entities are guarantors or co-borrowers under their outstanding mortgage loans. The consolidated Real Estate Entities have mortgage loans payable to third parties which are collateralized by the land and buildings. We have no direct ownership interest in these entities, but they are owned and, in some instances, controlled by related parties including our CEO. We deconsolidated 17 Real Estate Entities in the second quarter of 2022 and one Real Estate Entity in the first quarter of 2023. As of June 30, 2024, two Real Estate Entities continue to be consolidated in our financial statements.

●	Accounts receivable – related party included $4.6 million at June 30, 2024 and $4.1 million at December 31, 2023 due from noncontrolling interest owners of consolidated ER Entities.

●	Micro Hospital Holding LLC, an affiliate controlled by our CEO, and 2GT PLLC, an affiliate controlled by a physician partner, made advances to one of our hospital facilities, SE Texas ER. These advances totaled $1.4 million for Micro Hospital Holding LLC and $1.2 million for 2GT PLLC at June 30, 2024 and at December 31, 2023, respectively, and are reported as accounts payable – related party in our consolidated balance sheets. The advances have no stated maturity and bear no interest.

●	Accounts payable – related party in our consolidated balance sheets included $0.9 million at June 30, 2024 and $0.9 million at December 31, 2023 for reimbursement of expenses incurred on our behalf.

●	We provided managerial services to emergency centers owned and, in some instances, controlled by related parties including an entity controlled by our CEO during 2023. In the three and six months ended June 30, 2023, we recognized $0.2 million and $0.3 million, respectively, of revenue for these services.

●	Two of our ER Entities were obligated under managerial services agreements with related parties commencing in 2022 and ending in 2023. Payments under these agreements totaled $0.1 million and $0.4 million for the three and six months ended June 30, 2023.

Note 18 – Variable Interest Entities

The following tables provide the balance sheet amounts for consolidated VIEs:

	June 30, 2024
	Real Estate	Physician	AHISP
	Entities	LLCs	IPA

Current assets	$173,701	$8,637,398	$10,786,496
Property and equipment, net	-	3,668	93,998
Other long-term assets	33,130,254	-	-

Total assets	$33,303,955	$8,641,066	$10,880,494

Current liabilities	15,262	5,626,710	10,880,494
Long-term liabilities	12,317,109	-	-

Total liabilities	12,332,371	5,626,710	10,880,494

Equity	20,971,584	3,014,356	-

Total liabilities and equity	$33,303,955	$8,641,066	$10,880,494

	December 31, 2023
	Real Estate	Physician	AHISP
	Entities	LLCs	IPA

Current assets	$138,342	$8,074,928	$8,473,486
Property and equipment, net	-	3,668	65,277
Long-term assets	33,089,636	-	36,452

Total assets	$33,227,978	$8,078,596	$8,575,215

Current liabilities	38,510	5,648,516	8,575,215
Long-term liabilities	12,959,171	-	-

Total liabilities	12,997,681	5,648,516	8,575,215

Equity	20,230,297	2,430,080	-

Total liabilities and equity	$33,227,978	$8,078,596	$8,575,215

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

Real Estate Entities are consolidated by the Company as VIEs because they do not have sufficient equity at risk and our hospital entities are guarantors of their outstanding mortgage loans. We have been working with the third-party lenders to remove our guarantees of their outstanding mortgage loans. As these guarantees are released, the associated Real Estate Entity no longer qualifies as a VIE and is deconsolidated. As of June 30, 2024, two Real Estate Entities continue to be consolidated in our financial statements.

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

1:10 Reverse stock split. The Company’s Board of Directors determined to effect a reverse stock split of the common stock at a 1-for-10 ratio (the “1:10 Reverse Stock Split”) effective as of 11:59 pm Eastern time on July 2, 2024. The Company’s stockholders, at the annual meeting on June 17, 2024, had approved a reverse stock split within a range of 1:2 and 1:16 to be effected within one year of approval at the discretion of the Board. This 1:10 Reverse Stock Split is in addition to the Company’s previous 1:15 Reverse Stock Split as discussed above. The Company’s common stock began trading on The Nasdaq Stock Market on a post-1:10 Reverse Stock Split basis under the Company’s existing trading symbol “NUTX” at the open of the market on July 3, 2024. The 1:10 Reverse Stock Split was also implemented for the purpose of regaining compliance with the minimum bid price requirement for continued listing of the Company’s common stock on The Nasdaq Capital Market.

As a result of both the 1:15 Reverse Stock Split (occurred on April 10, 2024) and 1:10 Reverse Stock Split (collectively, the “2024 Reverse Stock Splits”) the number of shares of common stock outstanding was reduced to 4,987,268 shares, inclusive of whole shares issued for fractional shares, and the number of authorized shares of common stock remains 950,000,000.

On July 24, 2024, Company received written notice (the “Compliance Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that it has regained compliance with Nasdaq Listing Rule 5550(a)(2), which requires that companies listed on the Nasdaq Stock Market maintain a minimum bid price of $1.00 per share.  Nasdaq notified the Company in the Compliance Notice that, from July 3, 2024 to July 23, 2024, the closing bid price of the Company’s common stock had been $1.00 per share or greater and, accordingly, the Company had regained compliance with Nasdaq Listing Rule 5550(a)(2) and that the matter was now closed.

Unless otherwise noted, share numbers and per share amounts in these financial statements reflect the 2024 Reverse Stock Splits.

The impacts of the 2024 Reverse Stock Splits were applied retroactively for all periods presented in accordance with applicable guidance. Therefore, prior period amounts are different than those previously reported. Certain amounts within the following tables may not foot due to rounding.

The following table illustrates changes in equity, as previously reported prior to, and as adjusted subsequent to, the impact of the 2024 Reverse Stock Splits retroactively adjusted for the periods presented:

	June 30, 2023
	As Previously	Impact of Reverse	As
	Reported	Stock Split	Revised
Common Stock - Shares	660,742,624	(656,337,673)	4,404,951
Common Stock - Amount	$660,742	$(656,337)	$4,405
Additional Paid-in Capital	$463,869,968	$656,337	$464,526,305

	December 31, 2023
	As Previously	Impact of Reverse	As
	Reported	Stock Split	Revised
Common Stock - Shares	676,679,911	(672,168,712)	4,511,199
Common Stock - Amount	$676,680	$(672,169)	$4,511
Additional Paid-in Capital	$469,849,049	$672,169	$470,521,218

	December 31, 2022
	As Previously	Impact of Reverse	As
	Reported	Stock Split	Revised
Common Stock - Shares	650,223,840	(645,889,014)	4,334,826
Common Stock - Amount	$650,224	$(645,889)	$4,335
Additional Paid-in Capital	$458,498,402	$645,889	$459,144,291

The following table illustrates changes in loss per share and weighted average shares outstanding, as previously reported prior to, and as adjusted subsequent to, the impact of the 2024 Reverse Stock Splits retroactively adjusted for the periods presented:

	Three months ended June 30, 2023
	As Previously	Impact of Reverse	As
	Reported	Stock Split	Revised
Loss attributable to common stockholders	$(3,479,047)	$-	$(3,479,047)
Weighted average shares used to compute basic and diluted EPS	656,563,166	(652,186,078)	4,377,088
Loss per share - basic and diluted	$(0.01)	$(0.78)	$(0.79)

	Six months ended June 30, 2023
	As Previously	Impact of Reverse	As
	Reported	Stock Split	Revised
Loss attributable to common stockholders	$(8,626,326)	$-	$(8,626,326)
Weighted average shares used to compute basic and diluted EPS	653,755,031	(649,396,664)	4,358,367
Loss per share - basic and diluted	$(0.01)	$(1.97)	$(1.98)

The following outstanding stock options and warrants exercisable or issuable into shares of common stock were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Three and six months ended June 30, 2023
	As Previously	Impact of Reverse	As
	Reported	Stock Split	Revised
Common stock options	5,147,770	(5,113,452)	34,318
Common stock warrants	9,573,562	(9,509,739)	63,823

Stock options were adjusted retroactively to give effect to the Reverse Stock Split for the six months ended June 30, 2023:

	As Previously Reported		Impact of Reverse Stock Split		Revised
	Options	Weighted Average	Options	Weighted Average	Options	Weighted Average
	Outstanding	Exercise Price	Outstanding	Exercise Price	Outstanding	Exercise Price
Options outstanding at December 31, 2022	5,147,770	$2.30	(5,113,452)	$342.70	34,318	$345.00
Options exercised	—	—	—	—	—	—
Options cancelled	—	—	—	—	—	—
Options outstanding at June 30, 2023	5,147,770	$2.30	(5,113,452)	$342.70	34,318	$345.00

Warrants were adjusted retroactively to give effect to the Reverse Stock Split for the six months ended June 30, 2023:

	As Previously Reported		Impact of Reverse Stock Split		Revised
	Warrants	Weighted Average	Warrants	Weighted Average	Warrants	Weighted Average
	Outstanding	Exercise Price	Outstanding	Exercise Price	Outstanding	Exercise Price
Warrants outstanding at December 31, 2022	11,033,015	$1.96	(10,959,462)	$292.20	73,553	$294.16
Warrants exercised	(1,456,453)	1.55	1,446,743	230.95	(9,710)	232.50
Warrants expired	(3,000)	25.00	2,980	3,725.00	(20)	3,750.00
Warrants outstanding at June 30, 2023	9,573,562	$2.02	(9,509,739)	$300.44	63,823	$302.46

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

The population health management division includes our management services organizations. In addition, AHISP, IPA, a physician-affiliated entity that is not owned by us—is consolidated as a VIE of our wholly-owned subsidiary AHP because we are the primary beneficiary of their operations under AHP’s management services contracts with them.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Insurance	93%	93%	92%	93%
Self pay	4%	4%	5%	4%
Workers compensation	2%	2%	2%	2%
Medicare/Medicaid	1%	1%	1%	1%
Total	100%	100%	100%	100%

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

Legal challenges to HHS Final Rule. The final rule was the subject of legal challenges. The Texas Medical Association (TMA) in September of 2022 filed motions for summary judgment in the U.S. Eastern District of Texas, Tyler Division, seeking to invalidate the IDR related provisions of the final rule, arguing that the QPA does not represent the fair value of the services rendered by the physicians and providers and that the final rule illegally favors the QPA over the fair value of the provider services in contravention of the statutory language of the NSA. On February 6, 2023, the U.S. District Court ruled in favor of the TMA by granting its motion for summary judgment against the HHS and stating that the revised IDR process in the final rule "continues to place a thumb on the scale" in favor of insurers and conflicts with the statutory provisions of the NSA, is unlawful and must be set aside. The Courts decision vacated all of the revised regulations challenged by the TMA, including HHS’ rule that arbiters must primarily consider the QPA in the IDR process.

The TMA on January 1, 2023 filed a lawsuit (“TMA IV”) challenging two items related to the NSA and its implementation: (1) increases in the administrative fees payable in the IDR process from $50 to $350, a 600% increase, and (2) one requirement included in the batching rules for IDR. On August 3, 2023, the U.S. District Court agreed with the TMA and vacated the offending portions of the batching rule that only permitted batching for items with the same service code, allowing for the batching of similar items as allowed by the NSA. Additionally, the fee increase guidance that increased the administrative fees from $50 to $350 was vacated, with the administrative fee of $50 in effect moving forward.

The TMA on November 30, 2022 filed a lawsuit (“TMA III”) challenging how insurers are establishing the QPA under the final rules, alleging that the final rules allow insurers to include what is referred to in the healthcare industry as “ghost rates,” which are rates included in contracts with providers who do not actually provide the specified service and as a result are lower than rates a provider would have incentive to meaningfully negotiate, thus artificially lowering the QPA. On August 24, 2023, the U.S. District Court in the Eastern District of Texas in TMA III ruled to vacate several aspects of the regulations mandating the methodology for the QPA calculation. In particular, the court prohibited the inclusion of “ghost rates” as part of the QPA calculation and QPA calculations that are not based on the same or similar specialty. This is the fourth time the federal court has ruled in favor of the TMA effective nationwide. In its FAQs dated October 6, 2023, the Department of Labor states that the Department of Justice intends to appeal the court’s ruling. As of the date of this filing, the appeal process is still ongoing and a hearing date has not been set.

Nutex and NSA. While we are working within the established processes for IDR, we have had varying successes at achieving collections at or higher than the established QPA. We have undertaken several strategic actions designed to improve our collections results. These include:

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

After the NSA became effective January 1, 2022, our average payment by insurers of adjudicated patient claims by date of service for emergency services had declined by approximately 26% at the end of 2022. At the end of 2023, that overall decline was reduced to 19% from January 1, 2022, thereby showing an incremental improvement of 7% from the end of 2022 to the end of 2023. In our experience, insurers often initially pay amounts lower than the QPA without regard for other information relevant to the claim. This requires us to make appeals using the IDR process. As of June 2024, we submitted 16,600 cases for IDR open negotiation whereas in 2023, we submitted 90,000 cases for IDR open negotiation. In the first half of 2024, there were delays in payor processing due to outages caused by the 2024 Change Healthcare ransomware attack. As the outages have been resolved, we expect IDR filings to increase in the third quarter of 2024. We anticipate approximately 60-70% of our claims to be submitted through the IDR process by year end. The IDR process, subsequent appeals and insurance payor delays require extensive administrative time and delays in collections. While we are working within the established processes for IDR, we have had varying successes at achieving collections at or higher than the established QPA.

On July 1, 2024, we engaged with a third-party IDR vendor to further support all of our out of network claims and determine which claims would be beneficial to arbitrate. The IDR arbitration process can take up to four to six months to receive payments. Based on the available data we have analyzed from the third and fourth quarters of 2023, providers have submitted higher offers and have prevailed 80% of the time through IDR. As we work with the third-party IDR vendor, we will have more data on the actual collections and reimbursement from IDR by the end of 2024.

Other NSA Developments. Effective January 1, 2024, in consultation with the Departments of Labor and HHS, the Internal Revenue Service (IRS) announced the annual increase that health plans must apply to the calculation of the QPA for insurance reimbursements to account for inflation from 2023 to 2024 (Notice 2024-1). Under the No Surprises Act, QPAs are calculated based on median contracted rates for the same or similar service as they existed in 2019. Treasury Regulations direct the IRS to anchor the annual inflationary update in the Consumer Price Index for All Urban Consumers (CPI-U). In Notice 2024-1, the IRS directs health plans to update QPAs in 2024 by an increase of 5.4% over 2023 QPAs. Alternatively, to update 2023 rates, health plans may return to the original 2019 calculation and apply a cumulative update factor to account for the IRS inflationary updates from 2019 to 2024. Under that approach, the cumulative update that must be applied to 2019 base year rates is 20.9%.

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

Recent Developments

2024 Reverse Stock Splits

1:15 Reverse stock split. The Company’s Board of Directors determined to effect a reverse stock split of the common stock at a 1-for-15 ratio (the “1:15 Reverse Stock Split”) effective as of 11:59 pm Eastern time on April 9, 2024. The stockholders of the Company at its annual meeting on June 29, 2023 had approved a reverse stock split within a range of 1:2 and 1:15 to be effected within one year of approval at the discretion of the Board. The Company’s common stock began trading on The Nasdaq Capital Market on a post-1:15 Reverse Stock Split basis under the Company’s existing trading symbol “NUTX” at the open of the market on April 10, 2024. The 1:15 Reverse Stock Split was implemented for the purpose of regaining compliance with the minimum bid price requirement for continued listing of the Company’s common stock on The Nasdaq Capital Market.

1:10 Reverse stock split. In addition, the Company’s Board of Directors determined to effect a reverse stock split of the common stock at a 1-for-10 ratio (the “1:10 Reverse Stock Split”) effective as of 11:59 pm Eastern time on July 2, 2024. The Company’s stockholders, at the annual meeting on June 17, 2024, had approved a reverse stock split within a range of 1:2 and 1:16 to be effected within one year of approval at the discretion of the Board. This 1:10 Reverse Stock Split is in addition to the Company’s previous 1:15 Reverse Stock Split as discussed above. The Company’s common stock began trading on The Nasdaq Stock Market on a post-1:10 Reverse Stock Split basis under the Company’s existing trading symbol “NUTX” at the open of the market on July 3, 2024. The 1:10 Reverse Stock Split was also implemented for the purpose of regaining compliance with the minimum bid price requirement for continued listing of the Company’s common stock on The Nasdaq Capital Market.

As a result of both the 1:15 Reverse Stock Split, and 1:10 Reverse Stock Split (collectively, the “2024 Reverse Stock Splits”) the number of shares of common stock outstanding was reduced to 4,987,268 shares, inclusive of whole shares issued for fractional shares, and the number of authorized shares of common stock remains 950,000,000 shares.

Unless otherwise indicated, all authorized, issued, and outstanding stock and per share amounts contained in the accompanying condensed consolidated financial statements have been adjusted to reflect the 2024 Reverse Stock Splits for all prior periods presented. Proportionate adjustments for the 2024 Reverse Stock Splits were made to the exercise prices and number of shares issuable under the Company’s equity incentive plans, and the number of shares underlying outstanding equity awards, as applicable.

On July 24, 2024, the Company received written notice (the “Compliance Notice”) from The Nasdaq Stock Market LLC (“Nasdaq”) informing the Company that it has regained compliance with Nasdaq Listing Rule 5550(a)(2), which requires that companies listed on the Nasdaq Stock Market maintain a minimum bid price of $1.00 per share.  Nasdaq notified the Company in the Compliance Notice that, from July 3, 2024 to July 23, 2024, the closing bid price of the Company’s common stock had been $1.00 per share or greater and, accordingly, the Company had regained compliance with Nasdaq Listing Rule 5550(a)(2) and that the matter was now closed.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue:
Hospital division	$67,604,878	$51,611,803	$127,634,247	$100,899,967
Population health management division	8,477,383	7,312,651	15,901,801	14,353,904
Total revenue	76,082,261	58,924,454	143,536,048	115,253,871
Segment operating income:
Hospital division	22,791,199	9,105,114	33,262,249	13,883,751
Population health management division	(229,968)	541,809	(543,840)	610,895
Total segment operating income	22,561,231	9,646,923	32,718,409	14,494,646
Corporate and other costs:
Facilities closing costs	-	-	-	217,266
Stock-based compensation expense	(61,241)	249,645	(12,074)	2,149,645
Impairment of assets	3,473,635	-	3,473,635	-
Impairment of goodwill	3,197,391	-	3,197,391	-
General and administrative expenses	10,652,390	9,759,816	19,310,800	16,935,360
Total corporate and other costs	17,262,175	10,009,461	25,969,752	19,302,271
Interest expense	5,054,532	4,843,048	9,498,894	7,983,137
Gain on warrant liability	(3,060,096)	-	(5,660,843)	-
Other (income) expense	(599,502)	(123,528)	(840,694)	123,927
Income (loss) before taxes	3,904,122	(5,082,058)	3,751,300	(12,914,689)
Income tax expense (benefit)	893,892	(815,612)	1,283,557	(1,726,271)

Net income (loss)	3,010,230	(4,266,446)	2,467,743	(11,188,418)
Less: net income (loss) attributable to noncontrolling interests	3,374,278	(787,399)	3,195,866	(2,562,092)
Net loss attributable to Nutex Health Inc.	$(364,048)	$(3,479,047)	$(728,123)	$(8,626,326)

Adjusted EBITDA(1)	$12,039,040	$3,994,539	$16,599,441	$6,432,393

(1) See reconciliation of net loss attributable to Nutex Health Inc. to Adjusted EBITDA under Non-GAAP Financial Measures.

Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Net loss attributable to Nutex Health Inc. decreased to $0.4 million, or a loss of $0.07 per share, for the three months ended June 30, 2024 from a net loss attributable to Nutex Health Inc. of $3.5 million, or a loss of $0.79 per share, for the same period of 2023. Our 2024 results were principally affected by higher revenue due to:

●	Higher patient visits, increasing by 28.0% during the three months ended June 30, 2024 as compared with the same period of 2023. Same store mature hospitals increased visits an average of 10.3% versus prior year as well as the opening of four new hospitals in 2023;
●	Increased revenue per visit due to success in efforts to obtain higher rates through the Independent Dispute Resolution (“IDR”) process and increased utilization of higher paid services such as increased observation and in-patient stays.

Adjusted EBITDA for the three months ended June 30, 2024 increased to $12.0 million from $4.0 million for the comparable period of 2023. Refer to Non-GAAP Financial Measures discussed below for a definition and reconciliation of Adjusted EBITDA. The items affecting revenue contributed significantly to the increase in Adjusted EBITDA in the 2024 period.

A discussion of our segment results is included below.

Hospital Division. Our revenue for the three months ended June 30, 2024 totaled $67.6 million as compared to $51.6 million for the same period of 2023, an increase of $16.0 million or 31.0%. This increase was attributed to an increase in visits, an increase in revenue per visit due to success in efforts to obtain higher rates through the IDR process and increased utilization of higher paid services such as increased observation and in-patient stays. Of this revenue increase, 13.2% related to mature hospitals, which are hospitals that were opened by December 31, 2021.

The following table shows the number of patient visits during the periods:

	Three Months Ended June 30,
	2024	2023
Patient visits:
Hospital	41,208	32,183

Total patient visits increased 28.0% during the three months ended June 30, 2024 as compared with the same period of 2023 including the opening of four facilities throughout 2023 which are fully operating in 2024. Of this visit increase, 10.3% related to mature hospitals, which are hospitals opened by December 31, 2021.

The Company recorded approximately $1.3 million of net revenue for cash collections during the three months ended June 30, 2024 for services that were previously provided. The Company had previously reserved for this amount as uncollectible.

The hospital division’s operating income was $22.8 million during the three months ended June 30, 2024, compared with an operating income of $9.1 million in the same period of 2023, an increase of 150.3%. Our revenue and operating income for the second quarter of 2024 was positively affected by the increase in visits and increase in rate paid by insurers discussed above.

Population Health Management Division. Our total revenue for the three months ended June 30, 2024 was $8.5 million as compared with $7.3 million for the same period of 2023. The increase was due to higher capitation revenue earned.

The population health management division had $0.2 million of operating loss for the three months ended June 30, 2024 as compared with $0.5 million of operating income for the same period of 2023. Strategically, we are focused on the growth of this division principally through the addition of new independent physician associations and have staffed our organization to manage larger numbers of such organizations.

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

As of June 30, 2024, two Real Estate Entities continue to be consolidated in our financial statements. We expect that hospitals we open in the future may be leased from new Real Estate Entities which may be owned in whole or part by related parties. Third-party lenders to these entities may require that we provide a guarantee or become co-borrowers under mortgage indebtedness and financings for such facilities. In such instances, we may be required to consolidate these new Real Estate Entities in our financial statements as VIEs.

Corporate and other costs. Corporate and other costs in the three months ended June 30, 2024 totaled $17.3 million as compared to $10.0 million for the same period of 2023, an increase of 72.5%. General and administrative costs include our executive management, accounting, human resources, corporate technology, insurance and professional fees. The increase in corporate and other costs is primarily due to impairment of assets of $3.5 million and impairment of goodwill of $3.2 million. These impairments are related to the sale of Procare and the expected sale of Clinigence Health. Additionally, the increase in corporate and other costs are due to increases in payroll offset by decreases in professional services and stock-based compensation expenses.

Nonoperating items

Interest expense. Interest expense was $5.1 million in the three months ended June 30, 2024 as compared with $4.8 million for the same period of 2023. The increase in interest expense for the 2024 period is principally due to discount amortization expense, the opening of new facilities in 2023 and interest expense associated with the Unsecured Convertible Term Debt.

Gain on warrant liability. Gain on warrant liability was $3.1 million in the three months ended June 30, 2024 is the remeasurement of the warrant liability required at each reporting period and is influenced by changes in our common stock market price.

Income tax expense. Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items is recognized in the period these occur.

Our effective tax rate for the three months ended June 30, 2024 was approximately 22.9%. The primary difference from the federal statutory rate of 21% is related to state taxes, income of noncontrolling interests in flow-through entities and permanent differences for non-deductible expenses.

Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Net loss attributable to Nutex Health Inc. decreased to $0.7 million, or a loss of $0.15 per share, for the six months ended June 30, 2024 from a net loss attributable to Nutex Health Inc. of $8.6 million, or a loss of $1.98 per share, for the same period of 2023. Our 2024 results were principally affected by higher revenue due to:

●	Higher patient visits, increasing by 24.6% during the six months ended June 30, 2024 as compared with the same period of 2023;
●	Increase revenue per visit due to payor payment rates through the IDR process and increased utilization of higher paid services such as increased observation and in-patient stays.

Adjusted EBITDA for the six months ended June 30, 2024 increased to $16.6 million from $6.4 million for the comparable period of 2023. Refer to Non-GAAP Financial Measures discussed below for a definition and reconciliation of Adjusted EBITDA. The items affecting revenue contributed significantly to the increase in Adjusted EBITDA in the 2024 period.

A discussion of our segment results is included below.

Hospital Division. Our revenue for the six months ended June 30, 2024 totaled $127.6 million as compared to $100.9 million for the same period of 2023, an increase of $26.7 million or 26.5%. This increase was attributed to an increase in visits, an increase in revenue per visit due to success in efforts to obtain higher rates through the IDR process and increased utilization of higher paid services such as increased observation and in-patient stays. Of this revenue increase, 9.7% related to mature hospitals, which are hospitals that were opened by December 31, 2021.

The following table shows the number of patient visits during the periods:

	Six Months Ended June 30,
	2024	2023
Patient visits:
Hospital	81,276	65,244

Total patient visits increased 24.6% during the six months ended June 30, 2024 as compared with the same period of 2023 due mostly to the opening of four facilities throughout 2023 which are fully operating in 2024. Of this visit increase, 9.7% related to mature hospitals, which are hospitals opened by December 31, 2021.

The Company recorded approximately $2.1 million of net revenue for cash collections during the six months ended June 30, 2024 for services that were previously reserved as uncollectible.

The hospital division’s operating income was $33.3 million during the six months ended June 30, 2024, compared with an operating income of $13.9 million in the same period of 2023, an increase of 139.6%. Our revenue and operating income for the second quarter of 2024 was positively affected by the increase in visits and revenue per visit discussed above.

Population Health Management Division. Our total revenue for the six months ended June 30, 2024 was $15.9 million as compared with $14.3 million for the same period of 2023. The increase was due to higher capitation revenue earned.

The population health management division had $0.5 million of operating loss for the six months ended June 30, 2024 as compared with $0.6 million of operating income for the same period of 2023. Strategically, we are focused on the growth of this division principally through the addition of new independent physician associations and have staffed our organization to manage larger numbers of such organizations.

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

As of June 30, 2024, two Real Estate Entities continue to be consolidated in our financial statements. We expect that hospitals we open in the future may be leased from new Real Estate Entities which may be owned in whole or part by related parties. Third-party lenders to these entities may require that we provide a guarantee or become co-borrowers under mortgage indebtedness and financings for such facilities. In such instances, we may be required to consolidate these new Real Estate Entities in our financial statements as VIEs.

Corporate and other costs. Corporate and other costs in the six months ended June 30, 2024 was $26.0 million as compared to $19.3 million for the same period of 2023, an increase of 34.5%. General and administrative costs include our executive management, accounting, human resources, corporate technology, insurance and professional fees. The increase in corporate and other costs is primarily due to impairment of assets of $3.5 million and impairment of goodwill of $3.2 million. These impairments are related to the sale of Procare and the expected sale of Clinigence Health.

Nonoperating items

Interest expense. Interest expense was $9.5 million in the six months ended June 30, 2024 as compared with $8.0 million for the same period of 2023. The increase in interest expense for the 2024 period is principally due to discount amortization expense, the opening of new facilities and interest expense associated with the Unsecured Convertible Term Debt.

Gain on warrant liability. Gain on warrant liability was $5.7 million in the six months ended June 30, 2024 is the remeasurement of the warrant liability required at each reporting period and is influenced by changes in our common stock market price.

Income tax expense. Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items is recognized in the period these occur.

Our effective tax rate for the three months ended June 30, 2024 was approximately 34.2%. The primary difference from the federal statutory rate of 21% is related to state taxes, income of noncontrolling interests in flow-through entities and permanent differences for non-deductible expenses.

Liquidity and Capital Resources

As of June 30, 2024, we had $40.8 million of cash and equivalents, compared to $22.0 million of cash and equivalents at December 31, 2023.

Significant sources and uses of cash during the first six months of 2024.

Sources of cash:

●	Cash from operating activities was $16.3 million, which included $5.6 million from the primary components of our working capital (receivables, inventories, accounts payable and expenses)
●	Proceeds from common stock issuance of $9.2 million, net issuance costs; and
●	Proceeds from note payable $4.9 million

Uses of cash:

●	Repayments of lines of credit and notes payable $6.8 million
●	Capital expenditures were $1.3 million
●	Cash related to sale of business $0.7 million
●	Distributions, net of contributions, to noncontrolling interests totaled $1.6 million; and
●	Repayments of finance leases totaled $1.4 million.

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

Indebtedness. The Company’s indebtedness at June 30, 2024 is presented in Item I, “Financial Statements – Note 8 – Debt” and our lease obligations are presented in Item I, “Financial Statements—Note 9 – Leases.”

Off-Balance Sheet Arrangements

As of June 30, 2024, we had no material off-balance sheet arrangements.

Non-GAAP Financial Measures

Adjusted EBITDA. Adjusted EBITDA is used as a supplemental non-GAAP financial measure by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance.

We define Adjusted EBITDA as net income (loss) attributable to Nutex Health Inc. plus net interest expense, income taxes, depreciation and amortization, further adjusted for an allocation to noncontrolling interests, (gain)/loss on warrant liability, stock-based compensation, any facilities closing costs, acquisition related costs and impairments. A reconciliation of net income to Adjusted EBITDA is included below. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Reconciliation of net loss attributable to Nutex Health Inc. to Adjusted EBITDA:
Net loss attributable to Nutex Health Inc.	$(364,048)	$(3,479,047)	$(728,123)	$(8,626,326)
Depreciation and amortization	4,532,804	4,169,160	8,719,006	8,162,907
Interest expense, net	5,054,532	4,843,048	9,498,894	7,983,137
Income tax expense (benefit)	893,892	(815,612)	1,283,557	(1,726,271)
Allocation to noncontrolling interests	(1,627,829)	(972,655)	(3,172,002)	(1,727,965)
EBITDA attributable to Nutex Health Inc.	8,489,351	3,744,894	15,601,332	4,065,482
Facilities closing costs	-	-	-	217,266
Gain on warrant liability	(3,060,096)	-	(5,660,843)	-
Impairment of assets	3,473,635		3,473,635
Impairment of goodwill	3,197,391	-	3,197,391	-
Stock-based compensation expense	(61,241)	249,645	(12,074)	2,149,645
Adjusted EBITDA attributable to Nutex Health Inc.	$12,039,040	$3,994,539	$16,599,441	$6,432,393

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

With respect to the three months ended June 30, 2024, there have been no material changes in our primary market risk exposures or how those exposures are managed since the information disclosed in our 2023 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of June 30, 2024. Based on this evaluation, the Company concluded that our disclosure controls and procedures were not effective as of June 30, 2024 due to the material weakness previously identified as described below.

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

Remediation Plans. These material weaknesses did not result in a material misstatement of the Company’s consolidated financial statements for the periods presented. In 2023, the Company started the process of designing and implementing effective internal control measures to remediate the reported material weaknesses. The Company’s efforts included implementing a new enterprise-wide system to reduce reliance on manual processes and spreadsheets supporting the financial statements. Additionally, the Company engaged an accounting firm in 2023 to assist in the proper design, implementation and testing of internal controls over financial reporting. We added key senior management positions including a Chief Operating Officer and made additions to our accounting and financial reporting teams throughout 2023. Throughout 2024, we have strengthened our internal audit program to review and monitor the Company’s progress with our remediation plans.

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

Not applicable.

Item 3. Defaults upon Senior Securities.

Not Applicable

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information.

Trading Arrangements

During the fiscal quarter ended June 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 8, 2024.

Nutex Health Inc.

By:	/s/ Thomas T. Vo
Thomas T. Vo
Chief Executive Officer and Chairman of the Board (principal executive officer)

By:	/s/ Jon C. Bates
Jon C. Bates
Chief Financial Officer (principal financial officer and principal accounting officer)