Form 10-Q
period 2024-09-30
Nutex Health, Inc.
filed 2024-11-07
CIK 1479681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

or

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

As of November 4, 2024, the registrant had 5,437,003 shares of common stock outstanding.

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

Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under, but not limited to, the heading “Item 1A. Risk Factors” included in this Quarterly Report, the Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, and in the Annual Report of Nutex Health Inc. on Form 10-K for the year ended December 31, 2023 and other filings of the Company with the United States Securities and Exchange Commission. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change, and significant risks and uncertainties that could cause actual conditions, outcomes, and results to differ materially from those indicated by such statements. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$46,909,281	$22,002,056
Accounts receivable	62,745,336	58,624,301
Accounts receivable - related parties	3,602,189	4,152,068
Inventories	2,259,168	3,390,584
Prepaid expenses and other current assets	4,279,360	2,679,394
Total current assets	119,795,334	90,848,403
Property and equipment, net	78,246,467	81,387,649
Operating right-of-use assets	11,442,369	11,853,082
Finance right-of-use assets	198,462,381	176,146,329
Intangible assets, net	15,855,392	20,512,636
Goodwill, net	13,918,719	17,066,263
Other assets	767,942	431,135

Total assets	$438,488,604	$398,245,497

Liabilities and Equity
Current liabilities:
Accounts payable	$10,320,933	$18,899,196
Accounts payable - related parties	6,342,883	6,382,197
Lines of credit	3,384,517	3,371,676
Current portion of long-term debt	10,499,532	10,808,721
Operating lease liabilities, current portion	2,060,758	1,579,987
Finance lease liabilities, current portion	5,261,458	4,315,979
Accrued expenses and other current liabilities	29,688,665	12,955,296
Total current liabilities	67,558,746	58,313,052
Long-term debt, net	26,801,811	26,314,733
Warrant liability	5,715,143	-
Operating lease liabilities, net	14,307,320	15,479,639
Finance lease liabilities, net	240,924,194	213,886,213
Deferred tax liabilities	3,402,965	5,145,754
Total liabilities	358,710,179	319,139,391

Commitments and contingencies

Equity:
Common stock, $0.001 par value; 950,000,000 shares authorized; 5,215,709 and 4,511,199 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	5,216	4,511
Additional paid-in capital	479,024,452	470,521,218
Accumulated deficit	(418,588,975)	(409,072,539)
Nutex Health Inc. equity	60,440,693	61,453,190
Noncontrolling interests	19,337,732	17,652,916
Total equity	79,778,425	79,106,106

Total liabilities and equity	$438,488,604	$398,245,497

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Hospital division	$71,732,529	$54,585,263	$199,366,776	$155,485,230
Population health management division	7,062,340	8,137,709	22,964,141	22,491,613
Total revenue	78,794,869	62,722,972	222,330,917	177,976,843

Operating costs and expenses:
Payroll and benefits	29,848,083	28,873,144	85,249,302	79,570,519
Contract services	11,657,010	9,035,650	32,481,686	27,972,854
Medical supplies	3,982,598	3,460,130	12,892,904	10,748,214
Depreciation and amortization	4,972,478	4,745,941	13,691,484	12,908,848
Other	6,417,886	9,541,894	23,380,318	25,215,549
Total operating costs and expenses	56,878,055	55,656,759	167,695,694	156,415,984

Gross profit	21,916,814	7,066,213	54,635,223	21,560,859

Corporate and other costs:
Facilities closing costs	-	-	-	217,266
Acquisition costs	-	43,464	-	43,464
Stock-based compensation expense	1,963,518	49,167	1,951,444	2,198,812
Impairment of assets	425,221	-	3,898,856	-
Impairment of goodwill	-	-	3,197,391	-
General and administrative expenses	9,865,330	7,794,808	29,176,130	24,730,168
Total corporate and other costs	12,254,069	7,887,439	38,223,821	27,189,710

Operating income (loss)	9,662,745	(821,226)	16,411,402	(5,628,851)

Interest expense, net	5,381,040	4,098,179	14,879,934	12,081,316
Loss on warrant liability	6,733,552	-	1,072,709	-
Other (income) expense	128,645	(53,206)	(712,049)	70,721
Income (loss) before taxes	(2,580,492)	(4,866,199)	1,170,808	(17,780,888)

Income tax expense (benefit)	4,584,518	(342,259)	5,868,075	(2,068,530)

Net loss	(7,165,010)	(4,523,940)	(4,697,267)	(15,712,358)

Less: net income (loss) attributable to noncontrolling interests	1,623,303	1,018,451	4,819,169	(1,543,641)

Net loss attributable to Nutex Health Inc.	$(8,788,313)	$(5,542,391)	$(9,516,436)	$(14,168,717)

Loss per common share:
Basic	$(1.72)	$(1.25)	$(1.91)	$(3.23)
Diluted	$(1.72)	$(1.25)	$(1.91)	$(3.23)

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total
	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at December 31, 2022	4,334,826	$4,335	$459,144,291	$(363,285,925)	$24,464,699	$120,327,400
Deconsolidation of Real Estate Entity	—	—	—	—	(4,258,133)	(4,258,133)
Common stock issued for exercise of warrants	4,682	5	(5)	—	—	—
Common stock issued to Apollo Medical Holdings, Inc.	6,667	7	1,899,993	—	—	1,900,000
Contributions	—	—	—	—	28,000	28,000
Distributions	—	—	—	—	(1,537,141)	(1,537,141)
Net loss	—	—	—	(5,147,279)	(1,774,693)	(6,921,972)
Balance at March 31, 2023	4,346,175	$4,347	$461,044,279	$(368,433,204)	$16,922,732	$109,538,154
Common stock issued for exercise of warrants	3,774	4	(4)	—	—	—
Debt conversion to common stock	53,571	53	3,232,386	—	—	3,232,439
Restricted stock awards issued for compensation	1,431	1	249,644	—	—	249,645
Contributions	—	—	—	—	621,550	621,550
Distributions	—	—	—	—	(1,149,163)	(1,149,163)
Net loss	—	—	—	(3,479,047)	(787,399)	(4,266,446)
Balance at June 30, 2023	4,404,951	$4,405	$464,526,305	$(371,912,251)	$15,607,720	$108,226,179
Debt conversion to common stock	49,517	50	1,919,021	—	—	1,919,071
Stock-based compensation	—	—	49,167	—	—	49,167
Common stock issued for acquisition	16,943	17	749,983	—	—	750,000
Warrants issued with convertible debt	—	—	133,484	—	—	133,484
Distributions	—	—	—	—	(1,649,228)	(1,649,228)
Net income (loss)	—	—	—	(5,542,391)	1,018,451	(4,523,940)
Balance at September 30, 2023	4,471,411	$4,472	$467,377,960	$(377,454,642)	$14,976,943	$104,904,733

(Continued)

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Retained Earnings	Noncontrolling	Total
	Shares	Amount	Capital	(Accumulated Deficit)	Interests	Equity

Balance at December 31, 2023	4,511,199	$4,511	$470,521,218	$(409,072,539)	$17,652,916	$79,106,106
Common stock issued for Employee Stock Purchase Plan	746	2	19,024	—	—	19,026
Common stock issuance	444,444	444	1,540,499	—	—	1,540,943
Debt conversion to common stock	11,824	12	320,676	—	—	320,688
Stock-based compensation	—	—	49,167	—	—	49,167
Vesting of Restricted Stock Units	1,298	1	(1)	—	—	—
Reverse stock split adjustment	2,426	2	(2)	—	—	—
Distributions	—	—	—	—	(481,293)	(481,293)
Net loss	—	—	—	(364,075)	(178,412)	(542,487)
Balance at March 31, 2024	4,971,937	$4,972	$472,450,581	$(409,436,614)	$16,993,211	$80,012,150
Common stock received in sale of business	(5,060)	(5)	(30,245)	—	—	(30,250)
Common stock issued for Employee Stock Purchase Plan	2,061	2	14,407	—	—	14,409
Common stock issued for acquisition	17,640	18	156,140	—	—	156,158
Stock-based compensation	—	—	(61,241)	—	—	(61,241)
Reverse stock split adjustment	690	1	(1)	—	—	—
Contributions	—	—	—	—	300,850	300,850
Distributions	—	—	—	—	(1,380,270)	(1,380,270)
Net income (loss)	—	—	—	(364,048)	3,374,278	3,010,230
Balance at June 30, 2024	4,987,268	4,988	472,529,641	(409,800,662)	19,288,069	82,022,036
Common stock issued for Employee Stock Purchase Plan	4,300	4	25,366	—	—	25,370
Common stock issued for acquisition	47,106	47	249,953	—	—	250,000
Stock-based compensation	27,035	27	1,963,481	—	—	1,963,508
Warrant exercises	150,000	150	3,819,973	—	—	3,820,123
Contributions	—	—	436,038	—	224,025	660,063
Distributions	—	—	—	—	(1,797,665)	(1,797,665)
Net income (loss)	—	—	—	(8,788,313)	1,623,303	(7,165,010)
Balance at September 30, 2024	5,215,709	$5,216	$479,024,452	$(418,588,975)	$19,337,732	$79,778,425

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Nine Months Ended September 30,
	2024	2023
Cash flows from operating activities:
Net income (loss)	$(4,697,267)	$(15,712,358)
Adjustments to reconcile net loss to net cash from operating activities:
Depreciation and amortization	13,691,484	12,908,848
Loss on warrant liability	1,072,709	-
Impairment of goodwill	3,197,391	-
Impairment of assets	3,898,856	-
Derecognition of goodwill	453,017	-
Stock-based compensation expense	1,951,444	2,198,812
Deferred tax benefit	(1,742,789)	(2,068,530)
Debt accretion expense	804,760	1,251,867
Loss on lease termination	-	58,210
Non-cash lease expense (income)	(280,835)	89,338
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(4,253,034)	4,444,706
Accounts receivable - related party	549,879	(949,408)
Inventories	1,131,416	850,569
Prepaid expenses and other current assets	(1,360,721)	(3,771,946)
Accounts payable	(7,975,067)	(6,015,250)
Accounts payable - related party	(39,314)	2,228,527
Accrued expenses and other current liabilities	16,698,416	7,519,285
Net cash from operating activities	23,100,345	3,032,670

Cash flows from investing activities:
Acquisitions of property and equipment	(1,908,651)	(10,322,487)
Cash related to sale of business	(361,325)	-
Payments for acquisitions of businesses, net of cash acquired	-	(743,837)
Cash related to deconsolidation of Real Estate Entities	-	(1,039,157)
Net cash from investing activities	(2,269,976)	(12,105,481)

Cash flows from financing activities:
Proceeds from lines of credit	1,132,168	2,340,911
Proceeds from notes payable	7,014,999	16,952,905
Proceeds from convertible notes	-	891,000
Repayments of lines of credit	(1,119,327)	(1,592,714)
Repayments of notes payable	(8,332,482)	(10,557,758)
Repayments of finance leases	(1,923,687)	(2,704,082)
Proceeds from common stock issuance, net issuance costs	9,202,500	-
Proceeds from exercise of warrants	801,000	-
Members' contributions	960,913	649,550
Members' distributions	(3,659,228)	(4,335,532)
Net cash from financing activities	4,076,856	1,644,280
Net change in cash and cash equivalents	24,907,225	(7,428,531)
Cash and cash equivalents - beginning of the period	22,002,056	34,255,264
Cash and cash equivalents - end of the period	$46,909,281	$26,826,733

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Organization and Operations

Nutex Health Inc. (“Nutex Health” or the “Company”), is a physician-led, healthcare services and operations company with 22 hospital facilities in ten states (hospital division), and a primary care-centric, risk-bearing population health management division. Our hospital division implements and operates different innovative health care models, including micro-hospitals, specialty hospitals and hospital outpatient departments (“HOPDs”). The population health management division owns and operates provider networks such as independent physician associations (“IPAs”).

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

As a result of both the 1:15 Reverse Stock Split and 1:10 Reverse Stock Split (collectively, the “2024 Reverse Stock Splits”) the number of shares of common stock outstanding was reduced to 4,987,268 shares as of June 30, 2024, inclusive of whole shares issued for fractional shares, and the number of authorized shares of common stock remains at 950,000,000. The number of shares of common stock outstanding was 5,215,709 shares as of September 30, 2024.

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

The following table illustrates changes in equity, as previously reported prior to, and as adjusted subsequent to, the impact of the 2024 Reverse Stock Splits retroactively adjusted for the periods presented:

	September 30, 2023
	As Previously	Impact of 2024 Reverse	As
	Reported	Stock Splits	Revised
Common Stock - Shares	670,711,741	(666,240,330)	4,471,411
Common Stock - Amount	$670,712	$(666,240)	$4,472
Additional Paid-in Capital	$466,711,720	$666,240	$467,377,960

	December 31, 2023
	As Previously	Impact of 2024 Reverse	As
	Reported	Stock Splits	Revised
Common Stock - Shares	676,679,911	(672,168,712)	4,511,199
Common Stock - Amount	$676,680	$(672,169)	$4,511
Additional Paid-in Capital	$469,849,049	$672,169	$470,521,218

	December 31, 2022
	As Previously	Impact of 2024 Reverse	As
	Reported	Stock Splits	Revised
Common Stock - Shares	650,223,840	(645,889,014)	4,334,826
Common Stock - Amount	$650,224	$(645,889)	$4,335
Additional Paid-in Capital	$458,498,402	$645,889	$459,144,291

The following table illustrates changes in loss per share and weighted average shares outstanding, as previously reported prior to, and as adjusted subsequent to, the impact of the 2024 Reverse Stock Splits retroactively adjusted for the periods presented:

	Three months ended September 30, 2023
	As Previously	Impact of 2024 Reverse	As
	Reported	Stock Splits	Revised
Loss attributable to common stockholders	$(5,542,391)	$-	$(5,542,391)
Weighted average shares used to compute basic and diluted EPS	665,055,603	(660,621,899)	4,433,704
Loss per share - basic and diluted	$(0.01)	$(1.23)	$(1.25)

	Nine months ended September 30, 2023
	As Previously	Impact of 2024 Reverse	As
	Reported	Stock Splits	Revised
Loss attributable to common stockholders	$(14,168,717)	$-	$(14,168,717)
Weighted average shares used to compute basic and diluted EPS	657,590,265	(653,206,330)	4,383,935
Loss per share - basic and diluted	$(0.01)	$(3.22)	$(3.23)

The following outstanding stock options and warrants exercisable or issuable into shares of common stock were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Three and nine months ended September 30, 2023
	As Previously	Impact of 2024 Reverse	As
	Reported	Stock Splits	Revised
Common stock options	5,147,770	(5,113,452)	34,318
Common stock warrants	10,811,062	(10,738,988)	72,074

Stock options were adjusted retroactively to give effect to the 2024 Reverse Stock Splits for the nine months ended September 30, 2023:

	As Previously Reported		Impact of the 2024 Reverse Stock Splits		Revised
	Options	Weighted Average	Options	Weighted Average	Options	Weighted Average
	Outstanding	Exercise Price	Outstanding	Exercise Price	Outstanding	Exercise Price
Options outstanding at December 31, 2022	5,147,770	$2.30	(5,113,452)	$342.70	34,318	$345.00
Options exercised	—	—	—	—	—	—
Options cancelled	—	—	—	—	—	—
Options outstanding at September 30, 2023	5,147,770	$2.30	(5,113,452)	$342.70	34,318	$345.00

Warrants were adjusted retroactively to give effect to the 2024 Reverse Stock Splits for the nine months ended September 30, 2023:

	As Previously Reported		Impact of the 2024 Reverse Stock Splits		Revised
	Warrants	Weighted Average	Warrants	Weighted Average	Warrants	Weighted Average
	Outstanding	Exercise Price	Outstanding	Exercise Price	Outstanding	Exercise Price
Warrants outstanding at December 31, 2022	11,033,015	$1.96	(10,959,462)	$292.20	73,553	$294.16
Warrants issued	1,237,500	1.55	(1,229,250)	59.60	8,250	60.00
Warrants exercised	(1,456,453)	1.55	1,446,743	230.95	(9,710)	232.50
Warrants expired	(3,000)	25.00	2,980	3,725.00	(20)	3,750.00
Warrants outstanding at September 30, 2023	10,811,062	$2.02	(10,738,989)	$272.88	72,073	$274.71

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

The Real Estate Entities own the land and hospital buildings, which are leased to our hospital entities. The Real Estate Entities have mortgage loans payable to third parties which are collateralized by the land and buildings. We consolidate the Real Estate Entities as VIEs in instances where our hospital entities are guarantors or co-borrowers under their outstanding mortgage loans. Since the second quarter of 2022, we have deconsolidated 18 Real Estate Entities after the third-party lenders released our guarantees of associated mortgage loans.

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

The population health management division includes our management services organization. Additionally, the population health management division owns and operates provider networks such as independent physician associations (“IPAs”). IPAs not owned by us are consolidated as VIEs because we are the primary beneficiary of these IPAs operations and have 100% control of these IPAs operations through management services agreements with each applicable IPA.

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

Cash and cash equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company has cash amounts, that were at times material, held in covered banking institutions in excess of the insured amounts, but does not deem the risk of loss to be likely. The Company has $2.9 million in restricted cash as of September 30, 2024. The amounts included in restricted cash represent those required to be set aside either by note payable agreement or compensating balance requirements.

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

Note 3 – Divestitures

Sale of Procare Health, Inc. On May 30, 2024, the Company completed the sale of Procare Health, Inc. (“Procare”), a wholly-owned subsidiary of Nutex, to an individual buyer. As consideration for the transaction, the buyer will pay the Company $0.6 million ($0.1 million paid monthly from June 2024 through October 2024), has assumed liabilities of $0.2 million and remitted Company stock of $0.1 million, recognized as a debit to common stock and additional paid-in capital in the second quarter of 2024. During the second quarter of 2024, the Company recognized an intangible impairment of $2.1 million and a $3.2 million goodwill impairment loss. Upon completion of the sale, the Company recognized an insignificant loss on sale of business. The calculation of the loss on sale of business includes the derecognition of goodwill of $0.5 million, which was offset by consideration and other assets transferred. As of September 30, 2024, the Company has received $0.5 million from the buyer. Subsequent to September 30, 2024, the Company received the remaining $0.1 million from the buyer. Total revenue for Procare for the nine months ended September 30, 2024 was $0.4 million. No revenue was reported for the three months ended September 30, 2024. Net loss (before impairment) for Procare for the nine months ended September 30, 2024 was $0.6 million. No net loss (before impairment) for Procare was recorded for the three months ended September 30, 2024. The Company does not deem this transaction to be significant.

Sale of Clinigence Health, Inc. On August 31, 2024, the Company completed the sale of Clinigence Health, Inc. (“Clinigence Health”), a wholly-owned subsidiary of Nutex to a third-party limited liability company. As consideration for the transaction, the buyer will pay the Company $1.4 million ((i) $0.5 million paid at Closing subject to Adjustments as set forth in the Equity Purchase Agreement (EPA), (ii) $0.2 million to be paid on October 31, 2024; (iii) $0.2 million to be paid on December 31, 2024; (iv) $0.3 million to be paid in 2025 in two equal payments of $125 thousand each at the end of the first and second calendar quarters; and (v) the balance of $0.2 million to be paid within thirty (30) days after the end of the Holdback Period as defined in the EPA, minus any Holdback Adjustment chargeable against the Holdback Amount as defined in the EPA.). During the second quarter of 2024, the Company reclassified all assets of Clinigence Health to assets held-for-sale, within “Prepaid expenses and other current assets” in the condensed consolidated balance sheets. The value of the assets held-for-sale of $1.4 million were based on the EPA with the buyer. This resulted in an impairment loss of $1.4 million. Upon completion of the sale, the Company recognized additional impairment losses of $0.4 million and recognized an insignificant loss. The company has received $0.2 million, which is $0.5 million to be paid less working capital adjustments of $0.3 million. Total revenue for Clinigence Health for the three and nine months ended September 30, 2024 is $0.2 million and $0.9 million, respectively. Net loss (before impairment) for Clinigence Health for the three and nine months ended September 30, 2024 is $0.2 million and $0.8 million, respectively. The Company does not deem this transaction to be significant.

Note 4 – Revenue

We disaggregate revenue from contracts with customers into types of services or products, consistent with our reportable segments, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Hospital division revenue	71,732,529	54,585,263	199,366,776	155,485,230
Population health management division revenue	7,062,340	8,137,709	22,964,141	22,491,613
Total revenue	$78,794,869	$62,722,972	$222,330,917	$177,976,843

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

The following tables present the allocation of the estimated transaction price with the patient among the primary patient classification of insurance coverage:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Insurance	95%	92%	93%	93%
Self pay	2%	5%	4%	4%
Workers compensation	2%	2%	2%	2%
Medicare/Medicaid	1%	1%	1%	1%
Total	100%	100%	100%	100%

Population health management division revenue. We recognize revenue for capitation and management fees for services to IPAs and physician groups. Capitation revenue consists primarily of capitated fees for medical services provided by physician-owned entities we consolidate as VIEs. Capitated arrangements are made directly with various managed care providers including HMOs. Capitation revenues are typically prepaid monthly to us based on the number of enrollees selecting us as their healthcare provider. Capitation is a fixed payment amount per patient per unit of time paid in advance for the delivery of health care services, whereby the service providers are generally liable for excess medical costs. We receive management fees that are based on gross capitation revenues of the IPAs or physician groups we manage. Revenue is recognized and received monthly for our services.

Note 5 - Property and Equipment

The principal categories of property and equipment, net are summarized as follows:

	Useful	September 30,	December 31,
	Life (years)	2024	2023

Buildings and improvements	39	$19,649,964	$18,947,818
Land	-	4,410,749	4,401,888
Leasehold improvements	10-39	28,047,662	27,606,383
Construction in progress	-	1,777,318	3,776,138
Medical equipment	10	34,824,092	33,519,026
Office furniture and equipment	7	3,973,548	3,698,874
Computer hardware and software	5	7,013,106	6,066,520
Vehicles	5	94,433	135,590
Signage	10	2,060,535	1,576,475
Total cost		101,851,407	99,728,712
Less: accumulated depreciation		(23,604,940)	(18,341,063)
Total property and equipment, net		$78,246,467	$81,387,649

We consolidate two Real Estate Entities in the Company. Refer to Note 18.

Depreciation and amortization of property and equipment for the three months ended September 30, 2024 and 2023 totaled $1.8 million and $1.6 million, respectively, and for the nine months ended September 30, 2024 and 2023 totaled $5.0 million and $4.0 million, respectively.

Note 6 – Intangible Assets and Goodwill

Intangible Assets. The following tables provide detail of the Company’s intangible assets:

	Gross	Accumulated	Net Carrying	Weighted Average
September 30, 2024	Carrying Amount	Amortization	Amount	Useful Life (in years)
Amortizing intangible assets:
Member relationships	$18,491,000	$2,940,318	$15,550,682	15
Trademarks	474,000	169,290	304,710	7
Total	$18,965,000	$3,109,608	$15,855,392

December 31, 2023
Amortizing intangible assets:
Member relationships	$18,491,000	$2,015,772	$16,475,228	15
Management contracts	2,021,000	221,047	1,799,953	16
Customer contracts	914,000	106,633	807,367	15
Trademarks	1,426,795	262,557	1,164,238	7-12
PHP technology	409,000	143,150	265,850	5
Total	$23,261,795	$2,749,159	$20,512,636

Amortization of intangible assets for the three months ended September 30, 2024 and 2023 totaled $0.3 million and $0.4 million, respectively, and for the nine months ended September 30, 2024 and 2023 totaled $1.1 million and $1.2 million, respectively.

Certain intangible assets were impaired upon the sale of Procare and sale of Clinigence Health, totaling $0.4 million and $3.9 million for three and nine months ended September 30, 2024, respectively. See Note 3 for discussion over the sale of Procare and sale of Clinigence.

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
Balance as of September 30, 2024
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

Due to the sale of Procare, the Company tested for impairment the remaining goodwill in the Population Health Management Division of $13.9 million. On June 30, 2024, we determined that the fair value of our Population Health Management Division was greater than its carrying value. Therefore, no goodwill impairment was recognized for the quarter ended June 30, 2024. No goodwill impairment recognized for the quarter ended and year ended September 30, 2024.

Note 7 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	September 30,	December 31,
	2024	2023

Accrued wages and benefits	$12,279,378	$6,590,710
Accrued supplier expenses	1,528,692	-
Accrued medical insurance claims	4,023,293	1,865,280
Accrued taxes	7,580,859	405,352
Accrued other	4,276,443	4,093,954
Total accrued expenses and other current liabilities	$29,688,665	$12,955,296

Note 8 – Debt

The Company’s outstanding debt is shown in the following table:

	Maturity	Interest	September 30,	December 31,
	Dates	Rates	2024	2023

Term loans secured by all assets	09/2024 - 09/2029	4.00 - 12.00%	$9,450,020	$7,030,613
Term loans secured by property and equipment	10/2024 - 01/2030	3.41 - 7.82%	9,184,930	10,562,207
Term loan secured by deposits	04/2025	7.36%	2,341,638	-
Line of credit secured by all assets	01/2025 - 01/2026	7.75 - 9.50%	3,384,517	3,371,675
Term loans of consolidated Real Estate Entities	05/2028 - 03/2037	3.50 - 3.59%	12,116,455	13,005,019
Unsecured convertible term notes	10/2025	8.00 - 10.00%	5,384,990	5,384,990
Pre-paid advance (convertible debt)	03/2024	0.00%	-	3,078,302
Total			41,862,550	42,432,806
Less: unamortized issuance costs and discount			1,176,690	1,937,676
Less: short-term lines of credit			3,384,517	3,371,676
Less: current portion of long-term debt			10,499,532	10,808,721
Total long-term debt			$26,801,811	$26,314,733

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

Certain outstanding debt arrangements require minimum debt service coverage ratios and other financial covenants. At December 31, 2023, we were not in compliance with the debt service coverage ratio for one term loan with an outstanding balance of $0.3 million on December 31, 2023. As of September 30, 2024, we no longer had an outstanding balance on this loan. At September 30, 2024, we had remaining availability of $4.1 million under outstanding lines of credit.

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

The net carrying amount of the Unsecured Convertible Term Notes was $4.3 million as of September 30, 2024 and the weighted average effective interest rate on the convertible debt is 21.5%. The Unsecured Convertible Term Notes interest expense was $0.3 million for the three months ending September 30, 2024, comprising of $0.2 million in amortization expense and $0.1 million in accrued interest expense. For the nine months ended September 30, 2024 interest expense was $1.0 million, comprising of $0.7 million in amortization expense and $0.3 million in accrued interest expense.

Note 9 – Leases

We have entered into hospital property, office and equipment rental agreements with various lessors including related parties. The following tables disclose information about our leases of property and equipment:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Operating lease cost	$228,162	$789,877	$1,442,082	$2,676,894

Finance lease cost:
Amortization of right-of-use assets	$2,912,084	$2,858,223	$7,591,105	$7,889,533
Interest on lease liabilities	4,516,634	3,203,802	12,033,035	8,718,643
Total finance lease cost	$7,428,718	$6,062,025	$19,624,140	$16,608,176

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

We recognized stock-based compensation expense related to obligations for under-construction and ramping hospitals for three and nine months ended September 30, 2024 of $1.9 million and $1.7 million, respectively, based on our current estimates of future obligations to the contributing owners.

Options. The following table summarizes stock-based awards activity:

			Weighted Average
	Options	Weighted Average	Remaining Contractual
	Outstanding	Exercise Price	Life (Years)

Options outstanding at December 31, 2022	34,318	$345.00	7.60
Options exercised	—	—
Options cancelled	—	—
Options outstanding at September 30, 2023	34,318	$345.00	6.85

Options outstanding at December 31, 2023	27,590	$335.75	6.94
Options exercised	—	—
Options cancelled	(3,334)	367.51
Options outstanding at September 30, 2024	24,256	$335.75	5.68

Options outstanding as of September 30, 2024 consisted of:

Expiration	Number	Number	Exercise
Date	Outstanding	Exercisable	Price

January 21, 2025	686	686	$225.00
January 21, 2025	300	300	241.50
January 21, 2025	1,214	1,214	412.50
January 27, 2027	300	300	225.00
May 11, 2027	1,401	1,401	225.00
June 9, 2027	167	167	376.50
January 28, 2028	300	300	241.50
August 4, 2029	68	68	834.00
January 27, 2030	1,157	1,157	225.00
June 30, 2030	715	715	217.50
January 28, 2031	6,667	6,667	241.50
September 9, 2031	10,780	10,780	412.50
December 17, 2031	501	501	525.00
Total	24,256	24,256

Restricted Stock Units. On April 1, 2023, the Company issued 4,035 Restricted Stock Units (“RSUs”) (604,158 prior to the 2024 Reverse Stock Splits), valued at $0.6 million to certain employees. A total of 1,431 RSUs (214,720 prior to the 2024 Reverse Stock Splits) vested on April 1, 2023 and another 1,298 RSUs (194,720 prior to the 2024 Reverse Stock Splits) vested on March 1, 2024. The remaining 1,306 RSUs (194,720 prior to the 2024 Reverse Stock Splits) will vest on March 1, 2025.

On June 16, 2024, the Company issued 118,538 RSUs (1,184,946 prior to the 1:10 Reverse Stock Split) valued at $0.6 million to certain employees participating in the Company’s long-term incentive program. 39,514 RSUs will vest on March 1, 2025, 39,514 RSUs will vest on March 1, 2026, and 39,510 will vest on March 1, 2027.

For grants of restricted stock units, we recognize compensation expense over the applicable vesting period equal to the fair value of our common stock at grant date. Grants of restricted stock units generally vest one third per year on each of the first three anniversaries of the grant date. The following table summarizes the changes in restricted stock units during the nine months ended September 30, 2024 and 2023.

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share

Non-vested awards, December 31, 2022	—	—
Granted	4	$151.50
Vested	(1)	151.50
Non-vested awards, September 30, 2023	3	$151.50

Non-vested awards, December 31, 2023	3	$151.50
Granted	118	5.40
Forfeitures	(3)	92.48
Vested	(1)	151.50
Non-vested awards, September 30, 2024	117	$37.23

As of September 30, 2024, we estimate $0.7 million of unrecognized compensation cost related to restricted stock units issued to our employees to be recognized over the weighted-average vesting period of 1.7 years.

Employee Stock Purchase Plan. In May 2023, the Board of Directors adopted the 2023 Employee Stock Purchase Plan (“2023 ESPP”), which was subsequently approved by the Company’s stockholders and became effective in June 2023. The 2023 ESPP authorizes the initial issuance of up to 33,333 shares (5,000,000 prior to the 2024 Reverse Stock Splits) of the Company’s common stock to eligible employees, who are entitled to purchase shares of common stock equal to 85% of the closing price on the purchase date with accumulated payroll deductions. During the three and nine months ended September 30, 2024, the Company issued 4,300 shares and 7,107 shares, respectively, under the ESPP. The expense incurred for the three and nine months ended September 30, 2024 was $0.1 million each.

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

Common Stock Issued. Following is a discussion of common stock issuances during the periods presented:

Securities Purchase Agreement.

On January 22, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single healthcare focused institutional investor for the sale by the Company of 444,445 shares (66,666,666 prior to the 2024 Reverse Stock Splits) of the Company’s common stock, par value $0.001 per share, and warrants (the “Warrants”) to purchase 444,445 shares (66,666,666 prior to the 2024 Reverse Stock Splits) of the Company’s common stock. The shares and the warrants were issued separately and issued on a one-to-one ratio at a public offering price of $22.50 per share and accompanying warrant ($0.15 prior to the 2024 Reverse Stock Splits).

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

The Company used the Black-Scholes option model to compute the fair value (level 3) of the Warrants, with inputs including volatility (approximately 120%) and risk-free rate based on US Treasury yield curve rates. The Company classified the Warrants as liabilities due to certain contractual provisions and recorded $7.7 million in warrant liability on January 25, 2024. 150,000 Warrants were exercised in the third quarter of 2024 and the Company received $0.8 million in proceeds for Warrant exercises. For each exercise, the Company remeasured the Warrants based on the exercise date, recognized a gain or loss on warrant liability, and allocated the exercised portion of the warrant liability to additional paid-in capital. The Company remeasured the Warrants on September 30, 2024, recognizing the fair value of the warrant liability of $5.7 million at September 30, 2024. For the three and nine months ended September 30, 2024, the Company recognized $6.7 million and $1.1 million loss on warrant liability, respectively.

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

Warrants. During the three and nine months ended September 30, 2024, as part of the Securities Purchase Agreement, the Company issued warrants to purchase 444,445 shares (66,666,666 prior to 2024 Reverse Stock Splits) of Common Stock at a strike price of $22.50 ($0.15 prior to the 2024 Reverse Stock Splits) for a period of five years. These warrants were outstanding but not yet exercised as of September 30, 2024. Additionally, on March 26, 2024, the Company agreed to amend the conversion price of the Unsecured Convertible Term Notes and exercise price of the related warrants to $30.00 each, resulting in an increase in warrants of 71,801 shares (10,770,000 prior to the 2024 Reverse Stock Splits). Warrant activity follows:

			Weighted Average
	Warrants	Weighted Average	Remaining Contractual
	Outstanding	Exercise Price	Life (years)

Warrants outstanding at December 31, 2022	73,553	$294.16	3.80
Warrants issued	8,250	60.00
Warrants exercised	(9,710)	232.50
Warrants expired	(20)	3,750.00
Warrants outstanding at September 30, 2023	72,073	$274.71	3.35

Warrants outstanding at December 31, 2023	135,537	$158.16	4.42
Warrants issued	444,445	6.80
Warrants amended	71,801	30.00
Warrants exercised	(150,000)	5.34
Warrants outstanding at September 30, 2024	501,783	$50.15	4.56

Warrants outstanding as of September 30, 2024 consisted of:

Expiration	Number	Number	Exercise
Date	Outstanding	Exercisable	Price

December 31, 2024	3,701	3,701	$1,000.50
October 31, 2025	108	108	187.50
October 31, 2025	10,444	10,444	232.50
February 26, 2026	1,922	1,922	600.00
July 31, 2026	16,888	16,888	232.50
May 31, 2027	30,674	30,674	262.50
September 30, 2029	294,445	294,445	5.34
October 31, 2029	16,501	16,501	30.00
November 30, 2029	57,250	57,250	30.00
December 31, 2029	5,167	5,167	30.00
January 25, 2029	64,683	64,683	30.00
Total	501,783	501,783

Note 13 – Income Taxes

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items is recognized in the period these occur.

Our effective tax rate for the three and nine months ended September 30, 2024 was (177.7)% and 501.2%, respectively. The primary difference from the federal statutory rate of 21% is related to state taxes, income of noncontrolling interests in flow-through entities and permanent differences for non-deductible expenses.

Note 14 – Earnings per Share

The following is the computation of loss per basic and diluted share:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Amounts attributable to Nutex Health Inc.:
Numerator:
Net loss attributable to common stockholders	$(8,788,313)	$(5,542,391)	$(9,516,436)	$(14,168,717)

Denominator:
Weighted average shares used to compute basic EPS	5,100,030	4,433,704	4,973,463	4,383,935

Loss per share:
Basic	$(1.72)	$(1.25)	$(1.91)	$(3.23)
Diluted	$(1.72)	$(1.25)	$(1.91)	$(3.23)

Due to antidilution, the computation of diluted earnings per common share excludes the 24,256 common stock options (3,638,355 prior to the 2024 Reverse Stock Splits), 501,783 warrants (75,267,450 prior to the 2024 Reverse Stock Splits), 1,298 restricted stock units (194,720 prior to the 2024 Reverse Stock Splits) and 179,500 common stock (26,925,000 prior to the 2024 Reverse Stock Splits) issuable upon conversion of outstanding convertible debt for the three and nine months ended September 30, 2024. Due to antidilution, the September 30, 2023 computation excludes the 34,318 common stock options (5,147,770 prior to the 2024 Reverse Stock Splits) and 72,074 warrants (10,811,062 prior to the 2024 Reverse Stock Splits). The dilutive effect of convertible debt was calculated using the if-converted method, whereas the dilutive effect of the assumed exercise of outstanding options and warrants was calculated using the treasury stock method.

Note 15 - Supplemental Cash Flows Information

	Nine Months Ended September 30,
	2024	2023
Cash paid for interest	$2,459,932	$858,773
Cash paid for income taxes	1,552,000	737,000
Non-cash investing and financing activities:
Financed capital expenditures	1,039,126	5,521,759
Acquisition of finance leases	15,628,963	18,798,667
Exercise of warrants on cashless basis	-	1,268
Issuance of restricted stock units	-	298,812
Issuance of common stock to Apollo Medical Holdings, Inc.	-	1,900,000
Deconsolidation of Real Estate Entity	-	4,258,133
Warrant liability related to common stock issuance	7,661,557	-
Reverse stock split adjustment	3	-
Common stock issued for Employee Stock Purchase Plan	58,805	-
Convertible debt converted to common stock	320,688	5,151,509
Warrants issued with convertible debt	-	175,710
Payment for acquisition in common stock	406,158	750,000
Common stock received in sale of business	30,250	-

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

Reportable segment information, including intercompany transactions, is presented below:

	September 30,	December 31,
	2024	2023
Assets:
Hospital division	$387,114,599	$278,635,841
Population health management division	31,958,362	83,647,378
Real estate division	19,415,643	35,962,278
Total Assets	$438,488,604	$398,245,497

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue from external customers:
Hospital division	$71,732,529	$54,585,263	$199,366,776	$155,485,230
Population health management division	7,062,340	8,137,709	22,964,141	22,491,613
Total revenue	$78,794,869	$62,722,972	$222,330,917	$177,976,843

Segment operating income (loss):
Hospital division	21,437,835	7,238,738	54,700,084	21,122,489
Population health management division	478,979	(172,525)	(64,861)	438,370
Total segment operating income	$21,916,814	$7,066,213	$54,635,223	$21,560,859

Capital expenditures:
Hospital division	617,159	2,875,585	1,908,651	10,322,487
Real estate division	-	-	-	-
Total capital expenditures	$617,159	$2,875,585	$1,908,651	$10,322,487

Revenue from inter-segment activities:
Real estate division	$-	$13,192,549	$603,255	$13,708,579

Depreciation and amortization:
Hospital division	4,514,723	4,238,498	11,949,282	11,518,388
Population health management division	360,395	401,566	1,192,695	1,201,227
Real estate division	97,360	105,877	549,507	189,233
Total depreciation and amortization	$4,972,478	$4,745,941	$13,691,484	$12,908,848

Note 17 – Related Party Transactions

Related party transactions included the following:

●	The Physician LLCs employ the doctors who work in our hospitals. We have no direct ownership interest in these entities, but they are owned and, in some instances, controlled by related parties including our CEO, Dr. Thomas Vo. The Physician LLCs are consolidated by the Company as VIEs because they do not have significant equity at risk, and we have historically provided support to them in the event of cash shortages and received the benefit of their cash surpluses.

The Physician LLCs had outstanding obligations to their member owners, who are also Company stockholders. These outstanding obligations primarily represent contributions for facilities currently under construction totaling $3.5 million at September 30, 2024 and $2.9 million at December 31, 2023 reported within accounts payable – related party in our consolidated balance sheets.

●	Most of our hospital division facilities are leased from real estate entities which are owned by related parties. These leases are typically on a triple net basis, where our hospital division is responsible for all operating costs, repairs and taxes on the facilities. Our obligations under these leases are presented in Note 9. During the three and nine months ended September 30, 2024, we made cash payments for these lease obligations totaling $5.1 million and $14.7 million, respectively. Cash payments for these lease obligations made in the three and nine months ended September 30, 2023 totaled $3.9 million and $11.1 million, respectively.

●	We consolidate Real Estate Entities as VIEs when they do not have sufficient equity at risk and our hospital entities are guarantors or co-borrowers under their outstanding mortgage loans. The consolidated Real Estate Entities have mortgage loans payable to third parties which are collateralized by the land and buildings. We have no direct ownership interest in these entities, but they are owned and, in some instances, controlled by related parties including our CEO. We deconsolidated 17 Real Estate Entities in the second quarter of 2022 and one Real Estate Entity in the first quarter of 2023. As of September 30, 2024, two Real Estate Entities continue to be consolidated in our financial statements.

●	Accounts receivable – related party included $3.6 million at September 30, 2024 and $4.1 million at December 31, 2023 due from noncontrolling interest owners of consolidated ER Entities.

●	Micro Hospital Holding LLC, an affiliate controlled by our CEO, and 2GT PLLC, an affiliate controlled by a physician partner, made advances to one of our hospital facilities, SE Texas ER. These advances totaled $1.4 million for Micro Hospital Holding LLC and $1.2 million for 2GT PLLC at September 30, 2024 and December 31, 2023 and are reported as accounts payable – related party in our consolidated balance sheets. The advances have no stated maturity and bear no interest.

●	Accounts payable – related party in our consolidated balance sheets included $0.2 million at September 30, 2024 and $0.9 million at December 31, 2023 for reimbursement of expenses incurred on our behalf.

●	We provided managerial services to emergency centers owned and, in some instances, controlled by related parties including an entity controlled by our CEO during 2023. In the three and nine months ended September 30, 2023, we recognized $0.1 million and $0.5 million, respectively, of revenue for these services.

●	Two of our ER Entities were obligated under managerial services agreements with related parties commencing in 2022 and ending in 2023. Payments under these agreements totaled $0.1 million and $0.5 million for the three and nine months ended September 30, 2023.

Note 18 – Variable Interest Entities

The following tables provide the balance sheet amounts for consolidated VIEs:

	September 30, 2024
	Real Estate	Physician	AHISP
	Entities	LLCs	IPA

Current assets	$37,348	$8,274,490	$13,446,657
Property and equipment, net	-	3,668	100,868
Long-term assets	33,181,530	-	-

Total assets	$33,218,878	$8,278,158	$13,547,525

Current liabilities	-	5,019,463	13,547,525
Long-term liabilities	12,073,186	-	-

Total liabilities	12,073,186	5,019,463	13,547,525

Equity	21,145,692	3,258,695	-

Total liabilities and equity	$33,218,878	$8,278,158	$13,547,525

	December 31, 2023
	Real Estate	Physician	AHISP
	Entities	LLCs	IPA

Current assets	$138,342	$8,074,928	$8,473,486
Property and equipment, net	-	3,668	65,277
Long-term assets	33,089,636	-	36,452

Total assets	$33,227,978	$8,078,596	$8,575,215

Current liabilities	38,510	5,648,516	8,575,215
Long-term liabilities	12,959,171	-	-

Total liabilities	12,997,681	5,648,516	8,575,215

Equity	20,230,297	2,430,080	-

Total liabilities and equity	$33,227,978	$8,078,596	$8,575,215

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

Real Estate Entities are consolidated by the Company as VIEs because they do not have sufficient equity at risk and our hospital entities are guarantors of their outstanding mortgage loans. We have been working with the third-party lenders to remove our guarantees of their outstanding mortgage loans. As these guarantees are released, the associated Real Estate Entity no longer qualifies as a VIE and is deconsolidated. As of September 30, 2024, two Real Estate Entities continue to be consolidated in our financial statements.

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

Common stock issued. Subsequent to September 30, 2024, the Company issued 219,996 common shares for gross proceeds totaling $1.2 million from the exercise of warrants, as of the date of this Report.

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

Overview

Nutex Health Inc. is a physician-led, healthcare services and operations company with 22 hospital facilities in ten states (hospital division), and a primary care-centric, risk-bearing population health management division. Our hospital division implements and operates different innovative health care models, including micro-hospitals, specialty hospitals and hospital outpatient departments (“HOPDs”). The population health management division owns and operates provider networks such as independent physician associations (“IPAs”).

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

The hospital division includes our healthcare hospital management platform, billing and collections organization and hospital entities. In addition, we have financial and operating relationships with multiple professional entities (the “Physician LLCs”) and real estate entities (the “Real Estate Entities”). The Physician LLCs employ the doctors who work in our hospitals. These entities are consolidated by the Company as VIEs because they do not have significant equity at risk, and we have historically provided support to the Physician LLCs in the event of cash shortages and received the benefit of their cash surpluses.

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

The population health management division includes our management services organization. Additionally, the population health management division owns and operates provider networks such as independent physician associations (“IPAs”). IPAs not owned by us are consolidated as VIEs because we are the primary beneficiary of these IPAs operations and have 100% control of these IPAs operations through management services agreements with each applicable IPA.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Insurance	95%	92%	93%	93%
Self pay	2%	5%	4%	4%
Workers compensation	2%	2%	2%	2%
Medicare/Medicaid	1%	1%	1%	1%
Total	100%	100%	100%	100%

The population health management division recognizes revenue for capitation and management fees for services to IPAs and physician groups. Capitation revenue consists primarily of capitated fees for medical services provided by physician-owned entities we consolidate as VIEs. Capitated arrangements are made directly with various managed care providers including HMOs. Capitation revenues are typically prepaid monthly to us based on the number of enrollees selecting us as their healthcare provider. Capitation is a fixed payment amount per patient per unit of time paid in advance for the delivery of health care services, whereby the service providers are generally liable for excess medical costs. We receive management fees that are received based on gross capitation revenues of the IPAs or physician groups we manage.

Our growth plans. We plan to expand our operations by entering new market areas either through the development of new hospitals, formation of new IPAs or by making acquisitions.

We identify new market areas for hospitals based on the area’s need for access to emergency health services and growth expectations. We identify and partner with local physicians who will operate and manage the new location in conjunction with our internal management team. When developing new hospitals, we have a turn-key process for location selection, real estate acquisition, design, and development of the facility including staffing, training and operations. We extend our existing comprehensive suite of centralized services to operating hospitals, including executive management, billing, collections, recruiting, human resources, legal and marketing.

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

The TMA on November 30, 2022 filed a lawsuit (“TMA III”) challenging how insurers are establishing the QPA under the final rules, alleging that the final rules allow insurers to include what is referred to in the healthcare industry as “ghost rates,” which are rates included in contracts with providers who do not actually provide the specified service and as a result are lower than rates a provider would have incentive to meaningfully negotiate, thus artificially lowering the QPA. On August 24, 2023, the U.S. District Court in the Eastern District of Texas in TMA III ruled to vacate several aspects of the regulations mandating the methodology for the QPA calculation. In particular, the court prohibited the inclusion of “ghost rates” as part of the QPA calculation and QPA calculations that are not based on the same or similar specialty. This is the fourth time the federal court has ruled in favor of the TMA effective nationwide. On October 20, 2023, the Department of Justice filed a notice of appeal against the court’s ruling. This appeal was submitted to the Fifth Circuit Court of Appeals.

On August 2, 2024, the 5th Circuit Court of Appeals vacated provisions of the No Surprises Act (NSA) that favored insurers. The court affirmed a lower court's ruling. The court held that these rules imposed an unfair advantage on insurers, as arbitrators were instructed to consider the QPA before any other factors, such as the complexity of the medical service or the provider's expertise. The ruling removes these procedural "guardrails," meaning arbitrators now have more discretion and are no longer bound to prioritize the QPA in their decisions. This could result in more arbitrators selecting providers' offers, which tend to be higher than those favored by insurers. The Departments of Health and Human Services, Labor, and Treasury may appeal this decision, potentially bringing the case to the U.S. Supreme Court.

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

After the NSA became effective January 1, 2022, our average payment by insurers of adjudicated patient claims by date of service for emergency services had declined by approximately 26% at the end of 2022. At the end of 2023, that overall decline was reduced to 19% from January 1, 2022, thereby showing an incremental improvement of 7% from the end of 2022 to the end of 2023. In our experience, insurers often initially pay amounts lower than the QPA without regard for other information relevant to the claim. This requires us to make appeals using the IDR process. As of the end of September 2024, we submitted 89,960 cases for IDR open negotiation or arbitration, whereas in the full year of 2023, we submitted 98,000 cases for IDR open negotiation only. In the first half of 2024, there were delays in payor processing due to outages caused by the 2024 Change Healthcare ransomware attack. As the outages have been resolved, we expect IDR filings to increase in the fourth quarter of 2024. We anticipate approximately 60-70% of our claims to be submitted through the IDR process by year end. The IDR process, subsequent appeals and insurance payor delays require extensive administrative time and delays in collections. While we are working within the established processes for IDR, we have had varying successes at achieving collections at or higher than the established QPA.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Revenue:
Hospital division	$71,732,529	$54,585,263	$199,366,776	$155,485,230
Population health management division	7,062,340	8,137,709	22,964,141	22,491,613
Total revenue	78,794,869	62,722,972	222,330,917	177,976,843
Segment operating income:
Hospital division	21,437,835	7,238,738	54,700,084	21,122,489
Population health management division	478,979	(172,525)	(64,861)	438,370
Total segment operating income	21,916,814	7,066,213	54,635,223	21,560,859
Corporate and other costs:
Facilities closing costs	-	-	-	217,266
Acquisition costs	-	43,464	-	43,464
Stock-based compensation expense	1,963,518	49,167	1,951,444	2,198,812
Impairment of assets	425,221	-	3,898,856	-
Impairment of goodwill	-	-	3,197,391	-
General and administrative expenses	9,865,330	7,794,808	29,176,130	24,730,168
Total corporate and other costs	12,254,069	7,887,439	38,223,821	27,189,710
Interest expense	5,381,040	4,098,179	14,879,934	12,081,316
Loss on warrant liability	6,733,552	-	1,072,709	-
Other (income) expense	128,645	(53,206)	(712,049)	70,721
Income (loss) before taxes	(2,580,492)	(4,866,199)	1,170,808	(17,780,888)
Income tax expense (benefit)	4,584,518	(342,259)	5,868,075	(2,068,530)

Net income (loss)	(7,165,010)	(4,523,940)	(4,697,267)	(15,712,358)
Less: net income (loss) attributable to noncontrolling interests	1,623,303	1,018,451	4,819,169	(1,543,641)
Net loss attributable to Nutex Health Inc.	$(8,788,313)	$(5,542,391)	$(9,516,436)	$(14,168,717)

Adjusted EBITDA(1)	$13,463,592	$1,279,193	$30,063,033	$7,711,586

(1) See reconciliation of net loss attributable to Nutex Health Inc. to Adjusted EBITDA under Non-GAAP Financial Measures.

Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Net loss attributable to Nutex Health Inc. increased to $8.8 million, or a loss of $1.72 per share, for the three months ended September 30, 2024 from a net loss attributable to Nutex Health Inc. of $5.5 million, or a loss of $1.25 per share, for the same period of 2023. Our 2024 results were principally affected by higher revenue and cost due to:

●	Higher patient visits, which increased by 11.3% during the three months ended September 30, 2024 as compared with the same period of 2023. Same store mature hospitals increased visits an average of 3.8% versus prior year as well as the opening of four new hospitals in 2023;
●	Increased revenue per visit due to success in efforts to obtain higher rates through the Independent Dispute Resolution (“IDR”) process and increased utilization of higher paid services such as increased observation and in-patient stays.
●	Higher stock-based compensation to ramping hospitals of $2.0 million for the three months ended September 30, 2024, an increase of $2.0 million compared to the same period last year.
●	Higher income tax expense of $4.6 million for the three months ended September 30, 2024 compared to a tax benefit of $0.3 million for the three months ended September 30, 2023, an increase of $4.9 million.
●	Higher interest expense of $5.4 million for the three months ended September 30, 2024, an increase of $1.3 million compared to the same period last year.
●	Loss on warrant liability of $6.7 million for the three months ended September 30, 2024.

Adjusted EBITDA for the three months ended September 30, 2024 increased to $13.5 million from $1.3 million for the comparable period of 2023. Refer to Non-GAAP Financial Measures discussed below for a definition and reconciliation of Adjusted EBITDA. The items affecting revenue contributed significantly to the increase in Adjusted EBITDA in the 2024 period.

A discussion of our segment results is included below.

Hospital Division. Our revenue for the three months ended September 30, 2024 totaled $71.7 million as compared to $54.6 million for the same period of 2023, an increase of $17.1 million or 31.3%. This increase was attributed to an increase in visits, an increase in revenue per visit due to success in efforts to obtain higher rates through the IDR process and increased utilization of higher paid services such as increased observation and in-patient stays. Of this revenue increase, 20.7% related to mature hospitals, which are hospitals that were opened by December 31, 2021.

The following table shows the number of patient visits during the periods:

	Three Months Ended September 30,
	2024	2023
Patient visits:
Hospital	41,668	37,443

Total patient visits increased 11.3% during the three months ended September 30, 2024 as compared with the same period of 2023 including the opening of four facilities throughout 2023 which are fully operating in 2024. Of this visit increase, 3.8% related to mature hospitals, which are hospitals opened by December 31, 2021.

The hospital division’s operating income was $21.4 million during the three months ended September 30, 2024, compared with an operating income of $7.2 million in the same period of 2023, an increase of 197.2%. Our revenue and operating income for the third quarter of 2024 was positively affected by the increase in visits and increase in rate paid by insurers discussed above.

Population Health Management Division. Our total revenue for the three months ended September 30, 2024 was $7.1 million as compared with $8.1 million for the same period of 2023. The decrease in revenue was due to no revenue amounts attributed to Clinigence and Procare businesses as those businesses were sold in 2024.

The population health management division had $0.5 million of operating income for the three months ended September 30, 2024 as compared with $0.2 million of operating loss for the same period of 2023. Strategically, we are focused on the growth of this division principally through the addition of new independent physician associations and have staffed our organization to manage larger numbers of such organizations.

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

As of September 30, 2024, two Real Estate Entities continue to be consolidated in our financial statements. We expect that hospitals we open in the future may be leased from new Real Estate Entities which may be owned in whole or part by related parties. Third-party lenders to these entities may require that we provide a guarantee or become co-borrowers under mortgage indebtedness and financings for such facilities. In such instances, we may be required to consolidate these new Real Estate Entities in our financial statements as VIEs.

Corporate and other costs. Corporate and other costs in the three months ended September 30, 2024 totaled $12.3 million as compared to $7.9 million for the same period of 2023, an increase of 55.7%. General and administrative costs include our executive management, accounting, human resources, corporate technology, insurance and professional fees. The increase in corporate and other costs is primarily due to an increase in stock-based compensation of $2.0 million, and an increase in general and administrative expenses of $2.1 million, of which $0.8 million is due to an increase accrued wages and bonuses.

Nonoperating items

Interest expense. Interest expense was $5.4 million in the three months ended September 30, 2024 as compared with $4.1 million for the same period of 2023. The increase in interest expense for the 2024 period is principally due to discount amortization expense, the opening of new facilities in 2023 and interest expense associated with the Unsecured Convertible Term Debt.

Loss on warrant liability. Loss on warrant liability was $6.7 million in the three months ended September 30, 2024 is the remeasurement of the warrant liability required at each reporting period and for every warrant exercise. The loss is influenced by changes in our common stock market price.

Income tax expense. Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items is recognized in the period these occur.

Our effective tax rate for the three months ended September 30, 2024 was approximately (177.7)%. The primary difference from the federal statutory rate of 21% is related to state taxes, income of noncontrolling interests in flow-through entities and permanent differences for non-deductible expenses.

Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Net loss attributable to Nutex Health Inc. decreased to $9.5 million, or a loss of $1.91 per share, for the nine months ended September 30, 2024 from a net loss attributable to Nutex Health Inc. of $14.2 million, or a loss of $3.23 per share, for the same period of 2023. Our 2024 results were principally affected by higher revenue and cost due to:

●	Higher patient visits, which increased by 19.6% during the nine months ended September 30, 2024 as compared with the same period of 2023; same store mature hospitals increased visits an average of 7.7% versus prior year as well as the opening of four new hospitals in 2023.
●	Increased revenue per visit due to payor payment rates through the IDR process and increased utilization of higher paid services such as increased observation and in-patient stays.
●	Impairment of assets of $3.9 million and impairment of goodwill of 3.2 million (both non-cash) due to the divesture of two smaller population health entities for the nine months ended September 30, 2024 further discussed in Note 3.
●	Higher income tax expense of $5.9 million for the nine months ended September 30, 2024 compared to a tax benefit of $2.1 million for the nine months ended September 30, 2023, an increase of $7.8 million or 381%.
●	Loss on warrant liability of $1.1 million for the nine months ended September 30, 2024.

Adjusted EBITDA for the nine months ended September 30, 2024 increased to $30.1 million from $7.7 million for the comparable period of 2023. Refer to Non-GAAP Financial Measures discussed below for a definition and reconciliation of Adjusted EBITDA. The items affecting revenue contributed significantly to the increase in Adjusted EBITDA in the 2024 period.

A discussion of our segment results is included below.

Hospital Division. Our revenue for the nine months ended September 30, 2024 totaled $199.4 million as compared to $155.5 million for the same period of 2023, an increase of $43.9 million or 28.2%. This increase was attributed to an increase in visits, and an increase in revenue per visit due to success in efforts to obtain higher rates through the IDR process and increased utilization of higher paid services such as increased observation and in-patient stays. Of this revenue increase, 13.5% related to mature hospitals, which are hospitals that were opened by December 31, 2021.

The following table shows the number of patient visits during the periods:

	Nine Months Ended September 30,
	2024	2023
Patient visits:
Hospital	122,944	102,798

Total patient visits increased 19.6% during the nine months ended September 30, 2024 as compared with the same period of 2023 due mostly to the opening of four facilities throughout 2023 which are fully operating in 2024. Of this visit increase, 7.7% related to mature hospitals, which are hospitals opened by December 31, 2021.

The hospital division’s operating income was $54.7 million during the nine months ended September 30, 2024, compared with an operating income of $21.1 million in the same period of 2023, an increase of 159.2%. Our revenue and operating income for the third quarter of 2024 was positively affected by the increase in visits and revenue per visit discussed above.

Population Health Management Division. Our total revenue for the nine months ended September 30, 2024 was $23.0 million as compared with $22.5 million for the same period of 2023. The increase was due to higher capitation revenue earned.

The population health management division had $0.1 million of operating loss for the nine months ended September 30, 2024 as compared with $0.4 million of operating income for the same period of 2023. Strategically, we are focused on the growth of this division principally through the addition of new independent physician associations and have staffed our organization to manage larger numbers of such organizations.

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

As of September 30, 2024, two Real Estate Entities continue to be consolidated in our financial statements. We expect that hospitals we open in the future may be leased from new Real Estate Entities which may be owned in whole or part by related parties. Third-party lenders to these entities may require that we provide a guarantee or become co-borrowers under mortgage indebtedness and financings for such facilities. In such instances, we may be required to consolidate these new Real Estate Entities in our financial statements as VIEs.

Corporate and other costs. Corporate and other costs in the nine months ended September 30, 2024 was $38.2 million as compared to $27.2 million for the same period of 2023, an increase of 40.4%. General and administrative costs include our executive management, accounting, human resources, corporate technology, insurance and professional fees. The increase in corporate and other costs is primarily due to impairment of assets of $3.9 million, impairment of goodwill of $3.2 million, and accrued wages and bonuses of $1.3 million. These impairments are related to the sale of Procare and Clinigence Health.

Nonoperating items

Interest expense. Interest expense was $14.9 million in the nine months ended September 30, 2024 as compared with $12.1 million for the same period of 2023. The increase in interest expense for the 2024 period is principally due to discount amortization expense, the opening of new facilities and interest expense associated with the Unsecured Convertible Term Debt.

Loss on warrant liability. Loss on warrant liability was $1.1 million in the nine months ended September 30, 2024 from the remeasurement of the warrant liability required at every warrant exercise and each reporting period. The remeasurement is influenced by changes in our common stock market price.

Income tax expense. Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items is recognized in the period these occur.

Our effective tax rate for the nine months ended September 30, 2024 was approximately 501.2%. The primary difference from the federal statutory rate of 21% is related to state taxes, income of noncontrolling interests in flow-through entities and permanent differences for non-deductible expenses.

Liquidity and Capital Resources

As of September 30, 2024, we had $46.9 million of cash and equivalents, compared to $22.0 million of cash and equivalents at December 31, 2023.

Significant sources and uses of cash during the first nine months of 2024.

Sources of cash:

●	Cash from operating activities was $23.1 million, which included $4.8 million from the primary components of our working capital (receivables, inventories, accounts payable and expenses)
●	Proceeds from common stock issuance of $9.2 million, net issuance costs
●	Proceeds from note payable $7.0 million; and
●	Proceeds from exercise of warrants $0.8 million.

Uses of cash:

●	Repayments of lines of credit and notes payable $9.4 million
●	Capital expenditures were $1.9 million
●	Cash related to sale of business $0.4 million
●	Distributions, net of contributions, to noncontrolling interests totaled $2.7 million
●	Repayments of finance leases totaled $1.9 million; and

Future sources and uses of cash. Our operating activities are financed with cash on hand, which is generated from revenues, which may vary significantly based on regulatory changes affecting the timing and amounts of insurance reimbursements for our services. Most of our hospital facilities are leased from various lessors including related parties. These leases are presented in our consolidated balance sheets unless the lease is from a consolidated Real Estate Entity. Our growth plans include the development of new hospital locations. We expect that in many of these locations we will lease facilities from newly established entities partially owned by related parties.

We routinely enter into equipment lease agreements to procure new or replacement equipment and may also finance these purchases with term debt. We have smaller lines of credits available for working capital purposes and are presently working to supplement or replace these with larger financing commitments. These larger financing commitments are subject to market conditions, and we may not be able to obtain such larger financing commitments with favorable economic terms or at all. We also believe that our existing cash, cash equivalents, and marketable securities, and available borrowing capacity, will be sufficient to meet our anticipated cash needs requirements for operations and growth objectives for at least the next twelve months. If the assumptions underlying our business plan regarding future revenue and expenses change or if unexpected opportunities or needs arise, we may seek to raise additional cash by selling equity or debt securities.

Indebtedness. As discussed above, we enter into debt arrangements, classified as long-term debt on our financial statements, to address equipment purchases and working capital purposes. We also enter into lease agreements for our hospital facilities, classified as lease liabilities on our financial statements. The Company’s indebtedness as of September 30, 2024 is presented in Item I, “Financial Statements – Note 8 – Debt” and our lease obligations are presented in Item I, “Financial Statements—Note 9 – Leases.”

Off-Balance Sheet Arrangements

As of September 30, 2024, we had no material off-balance sheet arrangements.

Non-GAAP Financial Measures

Adjusted EBITDA. Adjusted EBITDA is used as a supplemental non-GAAP financial measure by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance.

We define Adjusted EBITDA as net income (loss) attributable to Nutex Health Inc. plus net interest expense, income taxes, depreciation and amortization, further adjusted for an allocation to noncontrolling interests, (gain)/loss on warrant liability, stock-based compensation, any facilities closing costs, acquisition related costs and impairments. A reconciliation of net income to Adjusted EBITDA is included below. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly titled measures presented by other companies.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
Reconciliation of net loss attributable to Nutex Health Inc. to Adjusted EBITDA:
Net loss attributable to Nutex Health Inc.	$(8,788,313)	$(5,542,391)	$(9,516,436)	$(14,168,717)
Depreciation and amortization	4,972,478	4,745,941	13,691,484	12,908,848
Interest expense, net	5,381,040	4,098,179	14,879,934	12,081,316
Income tax expense (benefit)	4,584,518	(342,259)	5,868,075	(2,068,530)
Allocation to noncontrolling interests	(1,808,422)	(1,772,908)	(4,980,424)	(3,500,873)
EBITDA attributable to Nutex Health Inc.	4,341,301	1,186,562	19,942,633	5,252,044
Facilities closing costs	-	-	-	217,266
Loss on warrant liability	6,733,552	-	1,072,709	-
Impairment of assets	425,221		3,898,856
Impairment of goodwill	-	-	3,197,391	-
Acquisition costs	-	43,464	-	43,464
Stock-based compensation expense	1,963,518	49,167	1,951,444	2,198,812
Adjusted EBITDA attributable to Nutex Health Inc.	$13,463,592	$1,279,193	$30,063,033	$7,711,586

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

With respect to the three months ended September 30, 2024, there have been no material changes in our primary market risk exposures or how those exposures are managed since the information disclosed in our 2023 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of September 30, 2024. Based on this evaluation, the Company concluded that our disclosure controls and procedures were not effective as of September 30, 2024 due to the material weakness previously identified as described below.

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

Remediation Plans. These material weaknesses did not result in a material misstatement of the Company’s consolidated financial statements for the periods presented. In 2023, the Company started the process of designing and implementing effective internal control measures to remediate the reported material weaknesses. The Company’s efforts included implementing a new enterprise-wide system to reduce reliance on manual processes and spreadsheets supporting the financial statements. Additionally, the Company engaged an accounting firm in 2023 to assist in the proper design, implementation and testing of internal controls over financial reporting. We added key senior management positions including a Chief Operating Officer and made additions to our accounting and financial reporting teams throughout 2023. Throughout 2024, we added a director of information technology and we have strengthened our internal audit program to review and monitor the Company’s progress with our remediation plans.

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

Item 3. Defaults upon Senior Securities.

Not Applicable

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information.

Trading Arrangements

During the fiscal quarter ended September 30, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 7, 2024.

Nutex Health Inc.

By:	/s/ Thomas T. Vo
Thomas T. Vo
Chief Executive Officer and Chairman of the Board (principal executive officer)

By:	/s/ Jon C. Bates
Jon C. Bates
Chief Financial Officer (principal financial officer and principal accounting officer)