Form 10-K
period 2024-12-31
Nutex Health, Inc.
filed 2025-03-31
CIK 1479681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐

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

The aggregate market value of voting common stock held by non-affiliates at June 30, 2024 was approximately $18.2 million. At March 24, 2025, there were 5,528,448 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive proxy statement for its 2025 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K and will be filed within 120 days of the registrant’s fiscal year end.

INTRODUCTORY NOTE

On April 1, 2022, Nutex Health Holdco LLC merged with Clinigence Holdings, Inc., a publicly traded Delaware corporation (“Clinigence”), which was renamed Nutex Health Inc. after the merger. Immediately prior to the merger, holders of 84% of the aggregate equity interests in subsidiaries and affiliates of Nutex Health Holdco LLC contributed these ownership interests to Nutex Health Holdco LLC in exchange for Nutex Health Holdco LLC equity interests. Immediately thereafter, in the merger, each unit representing an equity interest in Nutex Health Holdco LLC was converted into the right to receive shares of Clinigence (n/k/a Nutex Health Inc.) common stock.

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

Unless otherwise indicated, all authorized, issued, and outstanding stock and per share amounts referred to in this Annual Report on Form 10-K have been adjusted to reflect the 2024 Reverse Stock Splits for all prior periods presented. Proportionate adjustments for the 2024 Reverse Stock Splits were made to the exercise prices and number of shares issuable under the Company’s equity incentive plans, and the number of shares underlying outstanding equity awards, as applicable. See Note 1 for information and disclosures relating to adjustments related to the 2024 Reverse Stock Splits.

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

This document contains certain forward-looking statements with respect to our financial condition, results of operations and business, plans, objectives and strategies. These forward-looking statements can be identified by the fact that they do not relate only to historical or current facts. Forward-looking statements often use words such as “estimate,” “project,” “predict,” “will,” “would,” “should,” “could,” “may,” “might,” “anticipate,” “plan,” “intend,” “believe,” “expect,” “aim,” “goal,” “target,” “objective,” “commit,” “advance,” “likely” or similar expressions that convey the prospective nature of events or outcomes. There are several factors which could cause actual plans and results to differ materially from those expressed or implied in forward-looking statements. Such factors include, but are not limited to:

●	our ability to successfully execute our growth strategy, including identifying and developing successful new geographies, physician partners and patients;

●	changes in applicable laws or regulations, including changes in the laws and regulations related to reimbursements;

●	uncertainties in the amounts, timing and process of reimbursements by third-party payors and individuals;

●	we may be adversely affected by other economic, business, and/or competitive factors;

●	the difficulty in evaluating our future prospects, as well as risks and challenges, due to the new and rapidly evolving business and market;

●	we may need to raise additional capital to fund our existing operations, develop and commercialize new services or expand our operations;

●	possible difficulty managing growth and expanding operations;

●	our ability to retain qualified personnel;

i

●	the effectiveness and efficiency of our marketing efforts;

●	spending changes in the healthcare industry;

●	we, our affiliated professional entities and other physician partners may become subject to medical liability claims;

●	a failure in our information technology systems,

●	security breaches, loss of data or other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information, expose us to liability and our reputation may be harmed and we could lose sales, clients and members;

●	any future litigation against us could be costly and time-consuming to defend;

●	failure to adhere to all of the complex government laws and regulations that apply to our business could result in fines or penalties, being required to make changes to our operations or experiencing adverse publicity;

●	our arrangements with affiliated professional entities and other physician partners may be found to constitute improper rendering of medical services or fee splitting under applicable state laws;

●	we may face inspections, reviews, audits and investigations under federal and state government programs and contracts and adverse findings may have an adverse effect on our business;

●	recent healthcare legislation and other changes in the healthcare industry and in healthcare spending has and may in the future adversely affect our revenues and may cause material adverse effects on our financial results;

●	the transition from volume to value-based reimbursement models may have a material adverse effect on our operations;

●	our ability to remain listed on the NASDAQ; and

●	other risks, uncertainties and factors disclosed in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

ii

NUTEX HEALTH INC.

FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART I

Item 1. Business

Overview

Nutex Health Inc. (“Nutex Health” or the “Company”) is a physician-led, healthcare services and operations company with 24 hospital facilities in 11 states (hospital division), and a primary care-centric, risk-bearing population health management division. Our hospital division implements and operates innovative health care models, including micro-hospitals, specialty hospitals and hospital outpatient departments (“HOPDs”). The population health management (“PHM”) division owns and operates provider networks such as independent physician associations (“IPAs”).

We employ 800 full-time employees, contract 255 doctors at our facilities and partner with over 2,100 physicians and specialists within our networks. Our corporate headquarters is based in Houston, Texas. We were incorporated on April 13, 2000 in the state of Delaware.

Operating Segments

We report the results of our operations as three segments: (i) the hospital division, (ii) the PHM division and (iii) the real estate division.

Hospital Division. Our hospital division develops and operates a network of micro-hospitals, specialty hospitals and HOPDs providing comprehensive and high-quality 24/7 care. Our full-service care delivery model provides concierge-level care traditionally offered by larger hospitals in a patient-friendly and cost-effective setting. We provide a full spectrum of healthcare services, including emergency room care, inpatient care, and behavioral health, and offer a complementary suite of ancillary services, including onsite imaging (CT scan, X-ray, MRI, ultrasound, etc.), certified and accredited laboratories, and onsite inpatient pharmacies. We own and operate 24 healthcare facilities across 11 states and currently have an additional 10 de novo micro-hospitals under various stages of development.

Our micro-hospitals generate revenue from both emergency services and in-patient services, providing operating leverage and significant earning potential of each facility. We believe that wait times are significantly lower than traditional ER settings and patients are welcomed by a friendly attentive staff and physician team. Our hospital division generally operates as an out-of-network provider and, as such, does not have negotiated reimbursement rates with insurance companies. Our patients with commercial insurance coverage have historically applied out of network benefits and patient co-pays to settle invoices. In the future, we expect to contract directly with more commercial payors whose reimbursement rates for our services are more closely aligned with the value offered.

When developing new hospitals, we provide a turn-key process from location selection, real estate design, and development of the facility to staffing, training and operations. Our management and administrative teams provide a comprehensive suite of operational and managerial services to hospitals, including management, billing, collections, human resources and recruiting, legal, accounting, regulatory, legislative and marketing / business development. Our licensed micro-hospitals average approximately 15,000 to 25,000 square feet and include seven to eight emergency treatment rooms, two to ten in-patient beds for both short- and long-term stays and advanced imaging equipment, laboratory and pharmacy. Our staffing at each facility includes four to ten physicians and hospitalists depending on the community’s needs.

Most of our hospitals have contractual relationships with separately owned professional entities (the “Physician LLCs”) and real estate entities (the “Real Estate Entities”). The Physician LLCs employ the doctors who work in our hospitals. The Real Estate Entities, which generally have the same ownership as the related Physician LLCs, own the land and hospital buildings in which the hospitals operate and lease the buildings to the hospitals. We have no ownership interests in either the Physician LLCs or Real Estate Entities, but provide back office accounting for each. Many of these entities are owned in part, and in some cases, controlled by our Chairman and Chief Executive Officer.

The Physician LLCs are consolidated by the Company as variable interest entities (VIEs) because they do not have significant equity at risk, and we have historically provided support to the Physician LLCs in the event of cash shortages and received the benefit of their cash surpluses.

Population Health Division. Our population health management division establishes and operates provider networks such as IPAs. Through its Management Services Organization (“MSO”), Nutex provides management, administrative, and other support services to its affiliated hospitals and physician groups.

An IPA is a business entity organized and owned by a network of independent physician practices. Once established, the IPA enrolls patients and negotiates managed care contracts with insurers to provide comprehensive care to their patients, often for a value-based fixed annual fee (capitation). The IPA entities are not owned by us but are managed by our MSO which provides management, administrative, and other support services. Presently, we manage one IPA located in Los Angeles, California having approximately 33,000 patients. We have established two other IPAs, in one Houston and in one South Florida. As of the date of this filing, our Houston IPA manages approximately 800 Medicare Advantage (“MA”) patients and our South Florida IPA manages approximately 5,000 members, including 400 MA patients. In total, the Company’s IPAs now have approximately 40,000 members across its platform, including commercial and Medicaid managed care members. We are operationalizing our IPA in Phoenix, Arizona in 2025 and plan to enter one to two more new markets in 2025. We consolidate the IPA entities in our financial statements as VIEs since we manage these entities.

Real Estate Division. The Real Estate Entities own the land and hospital buildings which are leased to our hospital entities. The Real Estate Entities have mortgage loans payable to third parties which are collateralized by the land and buildings. We do not have direct ownership interest in these entities but they are owned and, in some instances, controlled by related parties, including our CEO. We consolidate the Real Estate Entities as VIEs in instances where our hospital entities are guarantors or co-borrowers under their outstanding mortgage loans. Since the second quarter of 2022, we deconsolidated 18 Real Estate Entities after the third-party lenders released our guarantees of associated mortgage loans, leaving two Real Estate Entities as current VIEs consolidated in our financial statements.

Sources of Revenue

The following table shows revenue for each of our operating segments:

	Year ended December 31,
	2024	2023	2022

Hospital division revenue	$449,063,683	$218,070,397	$198,508,245
Population health management division revenue	30,884,950	29,575,919	20,786,061
Total revenue	$479,948,633	$247,646,316	$219,294,306

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

Our Strategy

Our mission is to make exceptional concierge-level healthcare more accessible to communities. Our business strategy is to increase stockholder value through earnings growth and cash flow generation by:

•	Developing and operating innovative micro-hospitals – We currently operate 24 micro-hospital facilities in 11 states and four IPAs. We plan to grow our operations by expanding our innovative micro-hospital model into several more states and developing IPAs which leverage our presence and physician relationships in each community we serve.

•	Providing a patient-centric care model – We fulfill a healthcare segment needing immediate and convenient access to primary and emergency care. Producing a compelling work environment for physicians helps us deliver superior patient experiences and clinical outcomes.

•	Offering a differentiated provider engagement and partnership strategy – Having high satisfaction and retention rates of physicians helps us in delivering superior patient experiences. Financially, we are aligned with our physician partners who are co-investors with us in their community’s micro-hospitals or IPAs and, in many instances, are stockholders of Nutex. Our relationships with physician partners are critical to our success.

•	Having a scalable go-to-market strategy – Robust administrative support where key support functions including billing and collection, purchasing, marketing, legal and compliance, human resources and financial operations are centralized allowing our physicians and hospitalists to focus on patient care. Building out IPA networks in the same communities as our micro-hospitals help drive patient volume and result in greater revenue from increased capitation and full-risk contracts. To complement our organic growth plans, we may, in the normal course of business, consider and review opportunistic acquisitions.

Our Growth Strategy

We are focused on expanding patient access to quality healthcare by expanding our clinical services at our existing facilities and by opening or acquiring new micro-hospital facilities in high demand areas of the United States. We are also seeking to establish IPAs in many of the locales where we operate micro-hospitals in order to leverage our community presence and relationships with in-market physicians.

We expect to open three new hospital facilities in 2025. These facilities are either under construction or in advanced planning stages. We anticipate launching one-to-three additional IPAs per year principally in geographic areas around our existing micro-hospitals. There is no guarantee that any or all of the planned new hospitals or new IPAs will be successfully launched in the anticipated time frames.

The following map shows our existing and planned presence across the United States:

Our process for opening a new micro-hospital begins with identifying high demand markets. Generally, we place our micro-hospitals in larger suburban or rural locations. Before entering a new state, we investigate the regulation and licensing requirements for our business and the construction design and permitting requirements of the targeted community. Next, we identify and contract with in-market physicians who will co-invest with us and become the on-site management of the new facility.

For each new hospital location, three entities are usually created:

•	Real estate entity – our hospital facilities are designed and constructed to meet our specific needs and governmental regulations for micro-hospitals. Construction of new facilities or major renovation of existing buildings to meet our specifications requires significant financial resources. In most cases, these financial resources are provided by a newly established real estate entity that is independently owned by the in-market physicians and other partners, including in many cases, members of our executive management team. The real estate entities often enter into mortgage loans to finance the acquisition of the associated land or purchase the build out of facilities. In some instances, Nutex may participate as a co-borrower or guarantor of this indebtedness. Nutex does not own any of the real estate entities but enters into a long-term market rate lease of the facility for its operations with the real estate entity. Nutex also contracts with this entity to provide administrative services including financial accounting and other responsibilities.

•	Physician LLC entity – the in-market physicians create and independently own the physician entity. In certain states, state laws and regulations prohibit non-physician ownership of physician practices. The physician entity employs or contracts with physicians who will staff the new location. We contract with the physician entities to provide administrative services including claims billing and collections, financial accounting and other responsibilities.

•	Hospital facility entity – Nutex typically has 60% or more equity ownership of new hospital facilities and in-market physicians usually own much of the remaining equity. The participation by in-market physicians in owning the hospital facility is a key factor in our success. The hospital facility contracts with the physician entity to provide physician staffing and enters into a lease of the physical facility with the associated real estate entity. The hospital facility provides the operating equipment and supplies and employs nursing and other staffing for local operations.

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

Competition

The healthcare industry is highly competitive and highly fragmented. We face competition in every aspect of our business, including in offering a favorable payment structure for existing physician partners and attracting physician partners who are not contracted with us, from a range of large and medium-sized local and national companies that provide care under a variety of models that could attract patients, providers, and payors. Our primary competitors are free-standing emergency departments and traditional large local hospital systems that are developing micro-hospitals to increase their footprint in their local communities. Our competitors typically vary by geography, and we may also encounter competition in the future from other new entrants.

Since there are no substantial capital expenditures required for providing healthcare services, there are few financial barriers to entry in the healthcare industry. Other companies or hospital groups could enter the micro-hospital market in the future and divert some, or all, of our business. Our ability to compete successfully varies from location to location and depends on a number of factors that include, but are not limited to: the number of competing facilities in the local market and the types of services available at those facilities, our local reputation for quality care of members, the commitment and expertise of our medical staff, our local service offerings and community programs, the cost of care in each locality, and the physical appearance, location, age and condition of our facilities.

Our growth strategy and our business could be adversely affected if we are not able to continue to operate in existing geographies, successfully expand into new geographies or maintain or establish new relationships with physician partners. See “Risk Factors.”

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

The Healthcare Industry

According to the Centers for Medicare & Medicaid Services, or CMS, national healthcare expenditures grew 7.5% in 2023 to $4.9 trillion. Federal expenditure for healthcare increased by 3.4% due to the initial impacts of the Inflation Reduction Act on federal Medicare spendings and faster spending growth for Medicare hospital and physician spending, while private health insurance spending increased by 11.5%. CMS anticipates that total U.S. healthcare annual expenditures will reach nearly $7.7 trillion by 2032, accounting for approximately 19.7% of the total U.S. gross domestic product.

Hospital services, the market within the healthcare industry in which we primarily operate, is the largest single category of healthcare expenditures. In 2023, hospital care expenditures increased 10.4%, faster than the growth rate of 2.2% in 2022, and totaled nearly $1.5 trillion. The faster growth in 2023 was driven by non-price factors (which include the use and intensity of services), with an increased number of hospital discharges and increased Medicare outpatient hospital utilization. CMS projects that the hospital services category will grow at an average of 5.6% annually from 2027 through 2032, reaching nearly $2.4 trillion by 2032.

The U.S. hospital industry includes acute care, rehabilitation and psychiatric facilities that are either public (government owned and operated), not-for-profit private (religious or secular), or for-profit institutions (investor owned). According to the American Hospital Association, there are approximately 5,112 community hospitals in the U.S., which are not-for-profit owned, investor owned, or state or local government owned. Of these hospitals, approximately 35% are located in non-urban communities. Hospital facilities offer a broad range of healthcare services, including internal medicine, general surgery, cardiology, oncology, orthopedics, OB/GYN and emergency services. In addition, hospitals offer other ancillary services, including psychiatric, diagnostic, rehabilitation, home care and outpatient surgery services.

Patients needing the most complex care are more often served by larger and/or more specialized urban hospitals. We believe opportunities exist in selected markets to create micro-hospitals serving the community’s emergency needs which expand the reach of healthcare services and have lower wait times for care than often seen in larger hospital emergency departments.

Physician and clinical services expenditures grew 7.4% to $978.0 billion in 2023, faster growth than the 4.6% in 2022. Relative spending for primary care in the U.S. is lower than that of many other developed nations. Preventative primary care is an important focus of U.S. healthcare education to consumers with the goal of improving patient care outcomes through early detection and treatment of illnesses. It also has the added benefit of reducing healthcare costs as extended hospital stays and more costly treatments may be avoided.

Consumers desire affordable primary care with access to specialists as needed. We believe this need may be met in markets we service through our IPAs. Our IPAs offer a trusted network of primary care physicians and specialists fostering closer patient-physician relationships.

Governmental Regulation

The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships with our providers, vendors and clients, our marketing activities and other aspects of our operations. Of particular importance are:

•	No Surprises Act;
•	the federal physician self-referral law, commonly referred to as the Stark Law;
•	the federal Anti-Kickback Act;
•	the criminal healthcare fraud provisions of the Health Insurance Portability and Accountability Act (HIPAA);
•	the federal False Claims Act;
•	reassignment of payment rules that prohibit certain types of billing and collection;
•	similar state law provisions pertaining to anti-kickback, self-referral and false claims issues;
•	state laws that prohibit general business corporations, such as us, from practicing medicine;
•	laws that regulate debt collection practices as applied to our debt collection practices;

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

Under the NSA, insurers must issue an initial payment or notice of denial of payment to a provider within thirty days after the provider submits a bill for an out-of-network service. If the provider disagrees with the insurer’s determination, the provider may initiate a thirty-day period of open negotiation with the insurer over the claim. If the parties cannot resolve the dispute through negotiation, the parties may then proceed to the IDR process.

Independent Dispute Resolution. In the IDR process, the provider and insurer each submit a proposed payment amount and explanation to the arbitrator. The arbitrator must select one of the two proposed payment amounts taking into account the “qualifying payment amount” (“QPA”) and additional circumstances, including, among other things, the level of training, outcomes measurements of the facility, the acuity of the individual treated, and the case mix and scope of services of the facility providing the service. The NSA prohibits the arbitrator from considering the provider’s usual and customary charges for an item or service, or the amount the provider would have billed for the item or service in the absence of the NSA.

Qualifying Payment Amount. The QPA is generally the median of the contracted rates recognized by the plan or issuer under such plans or coverage, respectively, for the same or a similar item or service that is provided by a provider in the same or similar specialty and provided in the geographic region in which the items or service is furnished, with annual increases based on the consumer price index. At the beginning of each year, the IRS publishes a notice providing the applicable percentage increase of the QPA for each year.

HHS Final Rule. As required by the NSA, the United States Department of Health and Human Services (“HHS”) has established an IDR process under which a certified IDR entity determines the ultimate amount of payment. The HHS’ final rule became effective October 25, 2022 and requires the certified IDR entity to select the offer that best reflects the value of the item or service provided, by first considering the QPA and then considering specified additional information that is relevant to the dispute.

Legal challenges to HHS Final Rule. The final rule was the subject of legal challenges. Beginning in September 2022, the Texas Medical Association (TMA) filed several actions in federal court, mainly seeking to invalidate the IDR related provisions of the final rule.

The TMA on November 30, 2022 filed a lawsuit challenging the methodology of the federal regulator’s calculation of the QPA amount under the final rules, which allows consideration of all negotiated rates, including those provided in contracts with providers who do not actually provide the particular service. On August 24, 2023, the federal district court ruled to vacate several aspects of the regulations mandating the methodology for the QPA calculation. However, on October 30, 2024, Judge Catharina Haynes of the United States Court of Appeals for the Fifth Circuit reversed the district court’s vacatur of the QPA calculation methodology, holding that it was consistent with the statutory definition of QPA (as described above). The Appeals Court is currently considering whether to allow the TMA’s petition for an en banc appeal. On January 17, 2025 the Biden Administration filed a response with the court, arguing that such petition should be denied.

Previously, on August 3, 2023, the district court agreed with the TMA by allowing for the batching of similar items in the IDR process and disallowing the administrative fee increase from $50 to $350.

On August 2, 2024, the 5th Circuit Court of Appeals upheld a ruling by district court disallowing provisions of the federal rules established under the NSA which have required arbitrators to prioritize the QPA over any other factors, such as the complexity of the medical service, the doctor’s level of training or the scope of services available at the facility. Under the Appeals Court’s ruling, the arbitrators must consider all factors listed above, including, but not prioritizing, the QPA.

Nutex and the NSA. While we are working within the established processes for IDR, we have had varying successes at achieving collections at or higher than the established QPA. We have undertaken several strategic actions designed to improve our collections results. These include:

•	engaging a third-party IDR vendor for claims under IDR,
•	maximizing our claims coding efficiency,
•	increasing efforts to collect co-pays and co-insurance,

•	adding additional administrative staff to handle the increased administrative IDR burden,
•	having a dedicated IDR team to accelerate resubmission of claims under the IDR process,
•	making appeals for additional payment of claims for periods before and after the NSA final rule was adopted through the IDR process,
•	making efforts to sign favorable contracts with new insurers,
•	working to sign more favorable contracted rates with existing contracted providers,
•	working with both local and national legislatures to enforce the NSA rules and guidelines for Insurers, and
•	focusing on the value-based IPA side of our business, which is less affected by the NSA.

Arbitration Process. On July 1, 2024, we engaged with a third-party IDR vendor to assist in the recovery of certain out of network claims under the IDR process. The IDR process, including subsequent appeals and insurance payor delays, require extensive administrative time and delays in collections, which can take up to three to five months to receive payments from when we start the open negotiation process. Since implementing its arbitration strategy, the Company has reached its goal of submitting between 60-70% of its billable visits to arbitration each month, achieving an arbitration success rate in excess of 80% during the fourth quarter of 2024.

Cost of Arbitration. There is a significant cost to enter the arbitration process. The arbitration process includes expenses associated with third party providers, including IDR entities, which typically collect fees at the beginning of the process, before the claim award amounts are decided by arbitrators. According to the TMA, as of January 24, 2025, the nonrefundable administrative fee is $115 per party per dispute and the certified IDR entity fee ranges from $200 to $400 for single determinations and $268 to $1,173 for batched determinations.

Future Developments. On September 13, 2024, Congressman Greg Murphy, M.D., along with several colleagues, introduced the bipartisan Enhanced Enforcement of Health Coverage Act to provide penalties for late payment or non-payment by third-party payors after an IDR entity payment determination. While this bill was not voted on, with a new Congress recently returning to session and a new administration in office, we expect to see both legislative and rulemaking efforts related to the NSA continue throughout 2025. While the NSA was passed during President Trump’s first term in office, the Biden Administration has been solely responsible for its implementation so far. If so inclined, the Trump Administration could make significant changes to current NSA regulatory implementation.

We are supportive of industry efforts challenging certain provisions of the NSA. Our experience, like that of many other healthcare providers, is that the final rule continues to unfairly favor insurers in the determination of the QPA we receive for our healthcare services. It is difficult to predict the ultimate outcome of future legal challenges or legislative and rulemaking efforts at the federal level. Additionally, there can be no assurance that third-party payors will not attempt to further reduce the rates they pay for our services or that additional rules issued under the NSA will not have adverse consequences to our business.

Regulatory Licensing and Certification. Many states, including Arizona, Arkansas, Florida, Indiana, Kansas, Louisiana, New Mexico, Ohio, Oklahoma, Texas, and Wisconsin, require regulatory approval, including licensure and certification, before establishing certain types of clinics offering certain professional and ancillary services, including the services Nutex offers. The operations of the Nutex owned and managed hospitals are subject to extensive federal, state, and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, and proof of financial ability to operate. Our ability to operate profitably depends in part on the ability of Nutex owned and managed facilities and its providers to obtain and maintain all necessary licenses and other approvals, and maintain updates to their enrollment in the Medicare and Medicaid programs, including the addition of new hospital locations, providers and other enrollment information. In addition, certain ancillary services such as the provision of diagnostic laboratory testing require additional state and federal licensure and regulatory oversight, including oversight by CMS, under Clinical Laboratory Improvement Amendments of 1988, or CLIA, which requires all clinical laboratories to meet certain quality assurance, quality control and personnel standards, and comparable state laboratory licensing authorities. Standards for testing under CLIA are based on the complexity of the tests performed by the laboratory, with tests classified as “high complexity,” “moderate complexity,” or “waived.” Nutex owned and managed facilities hold CLIA Certificates of Waiver and perform certain CLIA-waived tests, which subject such clinics to certain CLIA requirements. Sanctions for failure to comply with applicable state and federal licensing, certification and other regulatory requirements include suspension, revocation or limitation of the applicable authorization, significant fines and penalties and/or an inability to receive reimbursement from government healthcare programs and other third-party payors.

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

Several courts have interpreted AKS’s intent requirement to mean that if any one purpose of an arrangement involving remuneration is to induce referrals of federal healthcare covered business, the AKS has been violated.

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

Healthcare Reform. In the United States, there have been, and we expect there will continue to be, a number of legislative and regulatory changes to the healthcare system, many of which are intended to contain or reduce healthcare costs. By way of example, in the United States, the Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively, the “ACA”) substantially changed the way healthcare is financed by both governmental and private insurers. The ACA required, among other things, CMS to establish a Medicare shared savings program that promotes accountability and coordination of care through the creation of Accountable Care Organizations (ACOs). The Medicare shared savings program allows for providers, physicians and other designated health care professionals and suppliers to form ACOs and voluntarily work together to invest in infrastructure and redesign delivery processes to give coordinated high-quality care to their Medicare patients, avoid unnecessary duplication of services and prevent medical errors. ACOs that achieve quality performance standards established by CMS are eligible to share in a portion of the Medicare program’s cost savings. ACO program methodologies and participation requirements are updated by CMS for each performance year and participants are expected to comply with such program requirements and required to report on performance after the close of the year. ACOs that fail to comply with such program requirements can face penalties or even termination of their participation in the Medicare shared savings program.

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

Further, healthcare providers and industry participants are also subject to a growing number of requirements intended to promote the interoperability and exchange of patient health information. An example is the 21st Century Cures Act, also known as the Cures Act, which was passed and signed into law in December 2016, which includes provisions related to data interoperability, information blocking and patient access. On April 5, 2021, healthcare providers and certain other entities became subject to information blocking restrictions pursuant to the Cures Act that prohibit practices that are likely to interfere with the access, exchange or use of electronic health information, except as required by law or specified by the HHS as a reasonable and necessary activity. Violations may result in penalties or other disincentives. It is unclear at this time what the costs of compliance with the new rules will be, and what additional risks there may be to our business. Additionally, the potential impact of new policies that may be implemented as a result of the new administration is currently uncertain.

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

In addition, certain state laws, such as the California Confidentiality of Medical Information Act (CMIA), the California Consumer Privacy Act of 2018 (CCPA), and the California Privacy Rights Act (CPRA), govern the privacy and security of personal information, including health-related information in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts.

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

Employees

We had 800 full-time employees as of December 31, 2024, including our named executive officers. None of our employees are covered by collective bargaining agreements, and we have not experienced any strikes or work stoppages related to labor relation issues. We believe we have good relations with our employees.

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

On our Internet website, http://www.nutexhealth.com, on the “Investors” webpage under the caption “SEC Filings”, we post the following recent filings as soon as reasonably practicable after they are electronically filed with or furnished to the SEC: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.

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

Risks Related to Nutex Health Inc.

Sales of a substantial amount of our Common Stock by our stockholders, or the perception that such sales could occur, could cause the price of our Common Stock to fall.

As of March 24, 2025, there were 5,528,448 shares of Common Stock outstanding, including 1,949,581 shares of Common Stock held by our affiliates, including our Chairman and Chief Executive Officer.

Sales of substantial amounts of our Common Stock in the public market, or the perception that such sales will occur, could adversely affect the market price of our Common Stock and make it difficult for us to raise funds through securities offerings in the future.

For the year ended December 31, 2024, we identified material weaknesses in our internal control over financial reporting. If our internal control over financial reporting is not effective, we may not be able to accurately report our financial results or file our periodic reports in a timely manner, which may cause adverse effects on our business and may cause investors to lose confidence in our reported financial information and may lead to a decline in the price of our Common Stock.

Effective internal control over financial reporting is necessary for us to provide reliable financial reports in a timely manner. In connection with the preparation of the Company’s annual consolidated financial statements for the years ended December 31, 2024, we concluded that there were material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. These material weaknesses are related to our logical access controls for certain financially relevant systems, our financial reporting processes, and key spreadsheets supporting the financial statements.

Throughout 2024, the Company designed and implemented internal control measures to remediate material weaknesses. The Company’s efforts include reducing reliance on manual processes and spreadsheets supporting the financial statements. The Company engaged an accounting firm to assist in the proper design, implementation and testing of internal controls over financial reporting. We added key personnel to our accounting and financial reporting teams in 2024.

While we believe that these efforts will improve our internal control over financial reporting, our remediation efforts are continuing and subject to validation and testing of the design and operating effectiveness of internal controls in 2024. The actions were subject to senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the remaining material weakness in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting.

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

We may be forced to write down or write off assets, restructure operations, or incur impairment or other charges that could result in losses. Even though these charges may be non-cash items and not have an immediate impact on liquidity, any report of charges of this nature could contribute to negative market perceptions about us or our securities. In addition, charges such as write-downs or impairments may make future financing difficult to obtain on favorable terms or at all. From time to time, our intangible assets are subject to impairment testing. Under current accounting standards, our goodwill, including acquired goodwill, is tested for impairment on an annual basis and may be subject to impairment losses as circumstances change (e.g., after an acquisition).

For example, in 2023, we incurred a non-cash asset impairment charge of $29.1 million and a non-cash goodwill impairment charge of $1.1 million due to the closures of two facilities in January 2023 and two facilities in January 2024 and, in 2022, we recorded a non-cash impairment charge of $398.1 million to reduce the carrying amount of goodwill for the population health management division reporting unit acquired in the reverse business combination in connection with the Merger. The Company may have to record a significant goodwill impairment in the future, which could materially adversely affect its reported financial results and negatively impact the trading value of its Common Stock.

The laws and regulations applicable to public companies are complex and may require an increasing amount of our management’s time and increase staffing and compliance costs.

As a publicly traded company, we are subject to significant and increasing regulatory oversight and reporting obligations under federal securities laws. Laws pertaining to public companies, including new regulations proposed by the SEC, are increasingly complex and could force management to devote increasing amounts of time to compliance with such laws and potentially impact time available to the management of our business. The Company may be required to continue to expand its employee base and hire additional employees to support its operations as a public company, which will increase operating costs in future periods.

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

We experienced operating losses in 2022 and 2023 and could incur operating losses in the future as we implement our business plans. We anticipate making significant capital expenditures for the foreseeable future as we expand our business, including the development of new hospital facilities and acquisition of additional IPAs.

In addition to the net proceeds from capital raise offerings, we expect to continue to seek other sources of funding, including by offering additional equity, and/or equity-linked securities, through one or more credit facilities and potentially by offering debt securities, to finance a portion of our future expenditures.

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

Risks Related to Our Business and Industry

Recovery of certain out of network claims under the arbitration process is subject to change, and our arbitration success rate could be subject to a significant and sustained decline.

We cannot predict whether arbitration successes and claim recovery will continue at current levels. Any significant revisions to the federal arbitration process may result in a substantial decrease in claim amounts recovered in the future. In addition, the Company is unable to predict future regulatory changes, evolving arbitration practices, and payor responses to ongoing enforcement of the NSA, all of which may have an adverse impact on the Company’s ability to recover on its claims.

Reimbursement methodology and timing for our medical services is subject to change, and the reimbursement amount that we receive for emergency services could be subject to a significant and sustained decline.

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

In addition, as a result of the NSA becoming effective on January 1, 2022, we initially experienced a significant decline in collections of patient claims for emergency services and have had only limited success at achieving collections at or higher than the established qualifying payment amount, which is the median in-network contracted rate for the same insurance market. Any sustained decline in the collections we receive for our emergency services could have a material adverse effect on our operations and financial performance and may negatively affect the trading value of our Common Stock.

The federal regulations promulgated under the NSA, including those establishing the IDR process, have been and continue to be subject to legal challenges. For example, in August 2023, a federal district court vacated certain provisions of these rules and related guidance documents regarding nonrefundable administrative fees and dispute batching criteria. As a result, federal agencies issued a final rule in December 2023 that set forth new provisions governing the calculation of payments associated with the IDR process. Appeals to district court rulings disallowing portions of regulations implementing the NSA are ongoing, and regulatory uncertainty continues to delay claims resolution and may negatively impact our ability to receive appropriate revenue for the services our hospitals provide.

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

Our estimates with respect to the claims processing by insurance companies and our resulting cash collections may differ from previous estimated results, and we may be required to make periodic adjustments to our estimation process for new facts or circumstances.

Additionally, our estimates with respect to arbitration wins and our resulting cash collections from arbitration may differ due to significant administrative time built into the federal arbitration process and delays in collections.

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

Our business depends on our ability to identify and develop successful geographies and relationships with physician partners and healthcare professionals, and to successfully execute upon our growth initiatives to increase the profitability of our physician partners and healthcare professionals. In order to pursue our strategy successfully, we must effectively implement our partnership model, including identifying suitable candidates and successfully building relationships with and managing integration of new physician partners. We contract with a limited number of physician partners and rely on such physicians within each geography. Our growth initiatives in our existing geographies depend, in part, on our physician partners’ ability to increase their capacity and to effectively meet increased patient demand. We may encounter difficulties in recruiting additional physicians to work at our hospitals due to many factors, including significant competition in their respective geographies. Accordingly, the loss or dissatisfaction of any physician partners, our inability to recruit, or the failure of our hospitals to recruit additional physicians or manage and scale capacity to timely meet patient demand, could substantially harm our reputation, impact our competitiveness, and impair our ability to attract new physician partners and maintain existing physician partnerships, both in new geographies and in geographies in which we currently operate, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.

Further, our growth strategy depends, in part, on securing and integrating new high-caliber physician partners and expanding into new geographies in which we have little or no operating experience. Integration and other risks can be more pronounced for larger and more complicated relationships or relationships outside of our core business space, or if we pursue multiple relationships simultaneously. New geographies, into which we seek to expand, may have laws and regulations that differ from those applicable to our current operations. As a rapidly growing company, we may be unfamiliar with the regulatory requirements in each geography that we enter, and we may be forced to incur significant expenditures to ensure compliance with regulatory requirements to which we are subject. If we are unable or unwilling to incur such costs, our growth in new geographies may be less successful than in our current geographies.

Our growth to date has significantly increased the demands on our management, operational and financial systems, infrastructure and other resources. We must continue to improve our existing systems for operational and financial management, including our reporting systems, procedures and controls. These improvements could require significant capital expenditure and place increasing demands on our management. We may not be successful in managing or expanding our operations or in maintaining adequate financial and operating systems and controls. If we do not successfully manage these processes, our business, financial condition, cash flow and results of operations could be harmed.

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

The Physician LLCs are owned by the doctors providing services to the corresponding hospital, provide physician and provider services to the hospitals, and employ the doctors and other providers.

The Real Estate Entities, also partially owned by the doctors providing services to the corresponding hospital, own the land and/or buildings that are leased to our hospitals. The Real Estate Entities incur debt to purchase or construct the hospital facility. Lease payments received from our hospitals are used by the Real Estate Entities to make payments on their debt. Each hospital facility’s lease payments are guaranteed by the Company.

In addition to its respective doctor owners, each Real Estate Entity is partially owned or controlled by Dr. Vo, our Chairman, CEO and major stockholder, holding approximately 33% of our outstanding Common Stock. As a result, the interests of Dr. Vo, in his capacity as part owner of the Real Estate Entities, may differ from the interests of the Company and its public shareholders, both in the re-negotiation of existing contractual relationships between the Company-owned hospital facilities and the Real Estate Entities and in the establishment of new hospital entities and their respective Real Estate Entities.

If the estimates and assumptions we use to project the size, revenue or medical expense amounts of our target geographies are inaccurate or the cost of providing services exceeds the amounts received by us, our future growth prospects may be impacted, and we may generate losses or fail to attain financial performance targets.

We often do not have access to reliable historical data regarding the size, revenue or medical expense levels of our target geographies or potential physician partners. As a result, our market opportunity estimates and financial forecasts developed as we enter into a new geography, are subject to significant uncertainty, and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this prospectus relating to the size and expected growth of the market for our services, and the estimates of our market opportunity may prove to be inaccurate.

Changes in our anticipated ratio of medical expenses to revenue can negatively impact our financial results. Accordingly, the failure to adequately predict and control medical costs and expenses could have a material adverse effect on our business, results of operations, financial condition and cash flows. Additionally, the medical expenses of patients may be outside of our physician partners’ control in the event patients take certain actions that increase such expenses, such as unnecessary hospital visits. If we underestimate or do not correctly predict the cost of the care our partner physicians furnish to patients, we might be underpaid for the care that must be provided to patients, which could have a negative impact on our results of operations and financial condition.

We primarily depend on reimbursement by third-party payors, as well as payments by individuals, which could lead to delays and uncertainties in the timing and process of reimbursement, including any changes or reductions in Medicare reimbursement rates or rules.

The reimbursement and associated arbitration process is complex and can involve lengthy delays. Although we recognize revenue when we provide services to patients, we may from time-to-time experience delays in receiving reimbursement for the service provided, in particular as a result of the federally mandated independent dispute resolution process. Third-party payors may disallow, in whole or in part, requests for reimbursement based on determinations that the patient is not eligible for coverage, certain amounts are not reimbursable under plan coverage, were for services provided that were not medically necessary, or additional supporting documentation is necessary. Retroactive adjustments may change amounts realized from third-party payors. As described below, we are subject to audits by such payors, including governmental audits of our Medicare claims, and may be required to repay these payors if a finding is made that we were incorrectly reimbursed. Delays and uncertainties in the reimbursement process may adversely affect accounts receivable, increase the overall costs of collection and cause us to incur additional borrowing costs. Third-party payors are also increasingly focused on controlling healthcare costs, and such efforts, including any revisions to reimbursement policies, may further reduce, complicate or delay our reimbursement claims.

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

Our success is dependent upon a continued ability to maintain an adequate staff of qualified providers to staff the facilities. If we are unable to recruit and retain physicians and other healthcare professionals, it would have a material adverse effect on our business and ability to grow and would adversely affect the results of operations. In any particular market, providers could demand higher payments or take other actions that could result in higher medical costs, less attractive service for our customers or difficulty meeting applicable regulatory or accreditation requirements. Our ability to develop and maintain satisfactory relationships with providers also may be negatively impacted by other factors not associated with us, such as changes in reimbursement levels and consolidation activity among hospitals, physician groups and healthcare providers, the continued private equity investment in physician practice management platforms and other market and operating pressures on healthcare providers. The failure to maintain or to secure new cost-effective provider contracts may result in a loss of or inability to staff existing or new facilities, higher costs, less attractive service for patients and/or difficulty in meeting applicable regulatory requirements, any of which could have a material adverse effect on our business, financial condition and results of operations.

If any of our physician partners lose their regulatory licenses, permits and/or accreditation status, or become ineligible to receive reimbursement under Medicare or Medicaid or from other third-party payors, there may be a material adverse effect on our business, financial condition, cash flows, or results of operations.

The operations of our hospitals through our physician partners are subject to extensive federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-

setting and compliance with building codes and environmental protection. Our hospitals and their affiliated professional entities are also subject to extensive laws and regulation relating to facility and professional licensure, conduct of operations, including financial relationships among healthcare providers, Medicare and Medicaid fraud and abuse and physician self-referrals, and maintaining updates to the hospital’s affiliated professional entities’ enrollment in the Medicare and Medicaid programs, including the addition of new clinic locations, providers and other enrollment information. Our hospitals and their affiliated professional entities are subject to periodic inspection by licensing authorities and accreditation organizations to ensure their continued compliance with these various standards. There can be no assurance that these regulatory authorities will determine that all applicable requirements are fully met at any given time. Should any of our hospitals or their affiliated professional entities be found to be noncompliant with these requirements, we could be assessed fines and penalties, could be required to refund reimbursement amounts or could lose our licensure or Medicare and/or Medicaid certification or accreditation so that we or our hospitals are unable to receive reimbursement from third-party payors, which could materially adversely affect our business, financial condition, cash flows or results of operations.

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

Our industry is competitive, and we expect it to attract increased competition. We currently face competition in various aspects of our business, including from a range of companies that provide similar services, including hospitals, managed service organizations and provider networks and data analysis consultants.

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

The U.S. healthcare industry has changed significantly in recent years, and we expect that significant changes will continue to occur. General reductions in expenditures by healthcare industry participants could result from, among other things:

•	regulatory uncertainty regarding the implementation of and reimbursement processes under the NSA;
•	government regulations or private initiatives that affect the manner in which healthcare providers interact with patients, payors or other healthcare industry participants, including changes in pricing or means of delivery of healthcare products and services;
•	consolidation of healthcare industry participants;
•	reductions in government funding for healthcare; and
•	adverse changes in business or economic conditions affecting healthcare payors or providers or other healthcare industry participants.

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

Our overall business entails the risk of medical liability claims. Although we, and our partner professionals carry insurance covering medical malpractice claims in amounts that we believe are appropriate in light of the risks attendant to the services rendered, successful medical liability claims could result in substantial damage awards that exceed the limits of our and those partner professionals’ insurance coverage. We carry or will carry professional liability insurance for us and each of our healthcare professionals. Professional liability insurance is expensive, and insurance premiums may increase significantly in the future, particularly as we expand our services. As a result, adequate professional liability insurance may not be available to us and our partner professionals in the future at acceptable costs or at all, which may negatively impact our and our partner professionals’ ability to provide services to our hospitals, and thereby adversely affect our overall business and operations.

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

Our business and operations could suffer in the event of material information technology system failures, security breaches, or other deficiencies in cybersecurity.

Our information technology systems facilitate our ability to conduct our business. While we have disaster recovery systems and business continuity plans in place, any disruptions in our disaster recovery systems or the failure of these systems to operate as expected could, depending on the magnitude of the problem, adversely affect our operating results by limiting our capacity to effectively monitor and control our operations. Despite our implementation of a variety of reasonable security measures, our information technology systems could be subject to physical or electronic break-ins, and similar disruptions from unauthorized tampering or any weather-related disruptions where our headquarters is located. In addition, in the event that a significant number of our management personnel were unavailable in the event of a disaster, our ability to effectively conduct business could be adversely affected.

In the ordinary course of our business, we, our partner physicians or other physician partners collect and store sensitive data, including personally identifiable information, protected health information, intellectual property and proprietary business information owned or controlled by us or our employees, members and other parties. We manage and maintain our applications and data utilizing a combination of on-site systems and cloud-based data centers. We utilize external security and infrastructure vendors to provide and manage parts of our information technology systems, including our data centers. These applications and data encompass a wide variety of business-critical information, including research and development information, customer information, commercial information and business and financial information. We face a number of risks with respect to the protection of this information, including loss of access, inappropriate use or disclosure, unauthorized access, inappropriate modification and the risk of being unable to adequately monitor and audit and modify our controls over our critical information. This risk extends to the third-party vendors and subcontractors we use to manage this sensitive data or otherwise process it on our behalf. A breach or failure of our or our third-party vendors’ or subcontractors’ network, hosted service providers or vendor systems could result from a variety of circumstances and events, including third-party action, employee negligence or error, malfeasance, computer viruses, cyber-attacks by computer hackers such as denial-of-service and phishing attacks, failures during the process of upgrading or replacing software and databases, power outages, hardware failures, telecommunication failures, user errors, or catastrophic events. If these third-party vendors or subcontractors fail to protect their information technology systems and our confidential and proprietary information, we may be vulnerable to disruptions in service and unauthorized access to our confidential or proprietary information and we could incur liability and reputational damage.

The secure processing, storage, maintenance and transmission of information is vital to our operations and business strategy, and we devote significant resources to protecting such information. Although we take reasonable measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may still be vulnerable to, and we have in the past experienced, low-threat attacks by hackers or breaches due to employee error, malfeasance or other malicious or inadvertent disruptions. Further, attacks upon information technology systems are increasing in their frequency, levels of persistence, sophistication and intensity, particularly in the healthcare industry in which we operate where there is an increased reliance on internet technology and remote employees. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures, which could result in an incident that compromises the security of our networks or information and is undetected for an extended period. Our information systems must also be continually updated, patched and upgraded to protect against known vulnerabilities and the sheer volume and criticality of these patches has increased markedly. Each time a new vulnerability is identified we are at risk that cyber-attackers exploit such known vulnerability before we have been able to address it.

Any unauthorized access, breach, or loss of personal information could result in the disruption of our operations, legal claims or proceedings, and liability under federal or state laws that protect the privacy of personal information, and corresponding regulatory penalties. In addition, we could face criminal liability, damages for contract breach, reputational harm that could impact our ability to compete, and incur significant costs for remedial measures to prevent future occurrences and mitigate past violations. Notice of breaches may be required to be made to affected individuals or other state or federal regulators, and for extensive breaches, notice may need to be made to the media or State Attorneys General. Such a notice could harm our reputation and our ability to compete. Although we maintain insurance covering certain security and privacy damages and claim expenses, we may not carry insurance or maintain coverage sufficient to compensate for all liability and in any event, insurance coverage would not address the reputational damage that could result from a security incident. Despite our implementation of security measures reasonably designed to prevent unauthorized access, there is no guarantee we can protect our data from breach.

Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements, including contractual obligations, could adversely affect our business, financial condition and results of operations.

Numerous state and federal laws, regulations, standards and other legal obligations, including consumer protection laws and regulations, which govern the collection, dissemination, use, access to, confidentiality, security and processing of personal information, including health-related information, could apply to our operations or the operations of our partners.

These privacy and security laws and regulations (including our contractual obligations) are constantly evolving, may conflict with each other, and can result in investigations, procedures, or actions that lead to significant civil and criminal penalties and operational restrictions.

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

Our quarterly results of operations, including our revenue, net loss and cash flows, have varied and may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, including, without limitation, the following:

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

Obligations under the term loans of our hospitals, and our related loan and leases guarantees could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions. An event of default under the term loans could harm our business, and creditors having security interests over the hospital assets as well as the leased real estate would be able to foreclose on such assets.

Each of our hospitals is a party to term loans and lines of credit guaranteed by Nutex Holdco to finance hospital equipment and related assets, for aggregate borrowings of approximately $34.0 million as of December 31, 2024.

In addition, Nutex Holdco has assumed in the Merger and subsequently entered into guarantees of finance lease obligations of each of our hospitals and mortgage debt of Real Estate Entities affiliated with Dr. Vo, the Company’s chairman and Chief Executive Officer.

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

Because of corporate practice of medicine laws, we entered into contractual arrangements to manage certain affiliated physician practice groups or independent physician associations, which allow us to consolidate those groups for financial reporting purposes. We do not have direct ownership interests in any of our VIEs and are not able to exercise rights as an equity holder to directly change the members of the board of directors of these entities so as to affect changes at the management and operational level. Under our arrangements with our VIEs, we must rely on their equity holders to exercise our control over the entities. If our affiliated entities or their equity holders fail to perform as expected, we may have to incur substantial costs and expend additional resources to enforce such arrangements.

Any failure by our affiliated entities or their owners to perform their obligations under their agreements with us would have a material adverse effect on our business, results of operations and financial condition.

The Physician LLCs are owned by individual physicians who could die, become incapacitated, or become no longer affiliated with us. Although the Management Services Agreements (MSAs) of our hospitals with these affiliates provide that they will be binding on successors of current owners, as the successors are not parties to the MSAs, it is uncertain in case of the death, bankruptcy, or divorce of a current owner whether their successors would be subject to such MSAs.

If there is a change in accounting principles or the interpretation thereof affecting consolidation of VIEs, it could impact our consolidation of total revenues derived from our affiliated physician groups.

Our financial statements are consolidated and include the accounts of our majority-wholly owned subsidiary AHP Health Management Services Inc., non-owned affiliated physician groups and real estate entities that each is a VIE, which consolidation is effectuated in accordance with applicable accounting rules promulgated by the Financial Accounting Standards Board (“FASB”). Such accounting rules require that, under some circumstances, the VIE consolidation model be applied when a reporting enterprise holds a variable interest (e.g., equity interests, debt obligations, certain management, and service contracts) in a legal entity. Under this model, an enterprise must assess the entity in which it holds a variable interest to determine whether it meets the criteria to be consolidated as a VIE. If the entity is a VIE, the consolidation framework next identifies the party, if one exists, that possesses a controlling financial interest in the VIE, and then requires that party to consolidate as the primary beneficiary. An enterprise’s determination of whether it has a controlling financial interest in a VIE requires that a qualitative determination be made and is not solely based on voting rights. If an enterprise determines the entity in which it holds a variable interest is not subject to the VIE consolidation model, the enterprise should apply the traditional voting control model which focuses on voting rights.

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

Decreases in payor rates, either prospectively or retroactively, could have a significant adverse effect on our revenues, cash flow, and results of operations.

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

The impact on us of healthcare reform legislation and other changes in the healthcare industry and in healthcare spending is uncertain, but may adversely affect our business, financial condition and results of operations. Our revenue is dependent on the healthcare industry and could be affected by changes in healthcare spending, reimbursement and policy. The healthcare industry is subject to changing political, regulatory and other influences. Additionally, the potential impact of new policies that may be implemented as a result of the new administration is currently uncertain.

On January 1, 2022, the NSA became effective. As a result, we experienced a significant decline in collections of patient claims for emergency services. There are numerous continuing legal challenges to the federal regulations promulgated under the NSA, in particular those mandating the methodology of calculating the qualifying payment amount and implementing the independent dispute resolution process, creating significant uncertainty in the claims recovery process. Any sustained decline in the collections we receive for our emergency services could have a material adverse effect on our operations and financial performance and may negatively affect the trading value of our Common Stock.

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

General Risk Factors

Because we have no current plans to pay cash dividends on our Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your Common Stock for a price in excess of the purchase price.

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

As a public company, we incur significant legal, accounting and other expenses. For example, we are subject to the reporting requirements of the Exchange Act and are required to comply with the applicable requirements of the Sarbanes-Oxley Act and the Dodd-Frank Wall Street Reform and Consumer Protection Act, as well as rules and regulations of the SEC and Nasdaq, including the establishment and maintenance of effective disclosure and financial controls, corporate governance requirements and required filings of annual, quarterly and current reports with respect to our business and results of operations. Any failure to develop or maintain effective controls or any difficulties encountered in their implementation or improvement could harm our results of operations or cause us to fail to meet our reporting obligations. In particular, we incur significant expenses and devote substantial management effort toward ensuring compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. We are in the process of hiring additional personnel and may in future need to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge and may need to establish an internal audit function.

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

Our cybersecurity program is managed by our Director of Information Technology and Chief Operating Officer. The Audit Committee of the Board of Directors has oversight of our cybersecurity program and is responsible for reviewing and assessing the Company’s cybersecurity and data protection policies, procedures and resource commitment, including key risk areas and mitigation strategies. As part of this process, the Audit Committee receives regular updates from the Director of Information Technology and Chief Operating Officer on critical issues related to our information security risks, cybersecurity strategy, supplier risk and business continuity capabilities.

The Company’s framework includes an incident management and response program that continuously monitors the Company’s information systems for vulnerabilities, threats and incidents; manages and takes action to contain incidents that occur; remediates vulnerabilities; and communicates the details of threats and incidents to management, including the Director of Information Technology and Chief Operating Officer, as deemed necessary or appropriate. Pursuant to the Company’s incident response plan, incidents are reported to the Audit Committee, appropriate government agencies and other authorities, as deemed necessary or appropriate, considering the actual or potential impact, significance and scope.

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

We complete an enterprise information risk assessment as part of our overall enterprise information security risk management assessment, which is overseen by our Director of Information Technology and Chief Operating Officer. This risk assessment is a review of internal and external threats that evaluates changes to the information risk landscape to inform the investments and program enhancements to be made in the future to rapidly respond and recover from potential attacks, including rebuild and recovery protocols for key systems. We evaluate our enterprise information security risk to ensure we address any unexpected or unforeseen changes in the risk environment or our systems and the resulting impacts are communicated to the Company’s overall enterprise risk management program.

We believe our Director of Information Technology and Chief Operating Officer have the appropriate knowledge and expertise to effectively manage our cybersecurity program. The Director of Information Technology has more than 25 years of information technology experience across the healthcare industry before joining Nutex Health. The Chief Operating Officer has more than 20 years of in-depth knowledge of our business operations that helps integrate the cybersecurity program into the overall business operations.

As of December 31, 2024, the Company has not identified any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition, but there can be no assurance that any such risk will not materially affect the Company in the future. For further information about the cybersecurity risks we face, and potential impacts, see Part I, Item 1A, “Risk Factors.”

Item 2. Properties

Our principal executive office is located at 6030 S. Rice Ave, Suite C, Houston, Texas 77081. We also maintain corporate offices located at 2455 East Sunrise Blvd. Suite 1204 Fort Lauderdale FL, 33304. Each of these locations is leased. As of December 31, 2024, our hospital division operated 24 micro-hospitals, specialty hospitals and HOPDs in 11 states in the U.S. We lease each of these locations. Our population health management division manages three IPAs and two MSOs which operate from leased locations in two states. We believe that our current facilities are in good condition and adequate to meet our operating needs for the present and immediately foreseeable future.

Item 3.  Legal Proceedings

From time to time, the Company is involved in litigation and proceedings as part of its normal course of business. The Company is not a party to any litigation that we believe would have a material effect on our business or financial condition.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity and Related Shareholder Matters.

Our common stock is quoted on NASDAQ Capital Market under the symbol “NUTX.”

Stockholders

As of the date of this report, there are approximately 841 stockholders of record of our common stock based upon our transfer agent’s report. Because many of our shares of common stock are held by brokers and other nominees on behalf of stockholders, including in trust, we are unable to estimate the total number of stockholders represented by these record holders.

Dividends

We have not declared or paid any cash dividends on our common stock. To date we have utilized all available cash to finance our operations. Payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.

Warrants

At December 31, 2024, there were 207,338 warrants outstanding for the purchase of Company common stock. Refer to Note 13 to the consolidated financial statements included in this Annual Report for additional information relating to outstanding warrants.

Equity Compensation Plans

In 2023, the stockholders of the Company approved the Amended and Restated Nutex Health Inc. 2023 Equity Incentive Plan (the “2023 Plan”), providing a total of 73,426 shares of Common Stock (11,013,943 prior to the 2024 Reverse Stock Splits) for issuance. Awards granted under the 2023 Plan may be incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units or performance shares. The awards are granted at an exercise price equal to the fair market value on the date of grant. The 2023 Plan is subject to annual increases on January 1st of each calendar year through January 1, 2033 of up to 1% of the issued and outstanding shares of the Company’s Common Stock on the final day of the preceding calendar year, at the discretion of the Compensation Committee of our Board of Directors. During the second quarter of 2024, the number of shares to be issued under the 2023 Plan increased to 118,563 shares, most of which were issued as restricted stock units in June 2024. Shares available for issuance as of December 31, 2024, were 30,648.

At December 31, 2024, there were 21,965 options outstanding for the purchase of Common Stock. Refer to Note 12 to the consolidated financial statements included in this Annual Report for additional information relating to outstanding options.

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

Explanatory Note

On April 1, 2022, Nutex Health Holdco LLC merged with Clinigence Holdings, Inc., a publicly traded Delaware corporation, which was renamed Nutex Health Inc. after the merger. Immediately prior to the merger, holders of 84% of the aggregate equity interests in subsidiaries and affiliates of Nutex Health Holdco LLC contributed these ownership interests to Nutex Health Holdco LLC in exchange for Nutex Health Holdco LLC equity interests. Immediately thereafter, in the merger, each unit representing an equity interest in Nutex Health Holdco LLC was converted into the right to receive shares of common stock of Clinigence Holdings, Inc. (n/k/a Nutex Health, Inc.).

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

Overview

Nutex Health Inc. is a physician-led, healthcare services and operations company with 24 hospital facilities in 11 states (hospital division), and a primary care-centric, risk-bearing population health management division. Our hospital division implements and operates innovative health care models, including micro-hospitals, specialty hospitals and hospital outpatient departments (“HOPDs”). The population health management division owns and operates provider networks such as independent physician associations (“IPAs”) and offers a cloud-based proprietary technology platform to IPAs which aggregates clinical and claims data across multiple settings, information systems and sources to create a holistic view of patients and providers.

At December 31, 2024, we employed approximately 800 full-time employees, contracted 255 doctors at our facilities and partnered with over 2,100 physicians within our networks. Our corporate headquarters is based in Houston, Texas. We were incorporated on April 13, 2000 in the state of Delaware.

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

The following tables present the allocation of the transaction price with the patient between the primary patient classification of insurance coverage:

	Year ended December 31,
	2024	2023	2022

Insurance	94%	93%	89%
Self pay	3%	4%	9%
Workers compensation	2%	2%	1%
Medicare/Medicaid	1%	1%	1%
Total	100%	100%	100%

The population health management division recognizes revenue for capitation and management fees for services to IPAs. Capitation revenue consists primarily of capitated fees for medical services provided by physician-owned entities we consolidate as VIEs. Capitated arrangements are made directly with various managed care providers including HMOs. Capitation revenues are typically prepaid monthly to us based on the number of enrollees selecting us as their healthcare provider. Capitation is a fixed payment amount per patient per unit of time paid in advance for the delivery of health care services, whereby the service providers are generally liable for excess medical costs. We receive management fees that are based on gross capitation revenues of the IPAs or physician groups we manage.

Our growth strategy. We plan to expand our operations by expanding our clinical services at our existing facilities, by entering new market areas either through development of new hospitals, formation of new IPAs or by making acquisitions. We expect to open three new hospital facilities by the end of the year 2025. These facilities are either under construction or in advanced planning stages. We anticipate launching one-to-three additional IPAs per year, principally in geographic areas around our existing micro-hospitals.

Industry Trends

The demand for healthcare services continues to be impacted by the following trends:

●	Regulatory uncertainty;
●	A growing focus on healthcare spending by consumers, employers and insurers, who are actively seeking lower-cost care solutions;
●	A shift in patient volumes from inpatient to outpatient settings due to technological advancements and demand for care that is more convenient, affordable and accessible;
●	The growing aged population, which requires greater chronic disease management and higher-acuity treatment; and
●	Ongoing consolidation of providers and insurers across the healthcare industry.

The healthcare industry, particularly emergency care hospitals, continues to be subject to ongoing regulatory uncertainty. Changes in federal or state healthcare laws, regulations, funding policies or reimbursement practices, especially those involving reductions to government payment rates or limitations on what providers may charge, could significantly impact future revenue and operations. For example, the No Surprises Act prohibits providers from charging patients an amount beyond the in-network cost sharing amount for services rendered by out-of-network providers, subject to limited exceptions. For services for which balance billing is prohibited, the No Surprises Act includes provisions that may limit the amounts received by out-of-network providers from health plans. Any reduction in the rates that we can charge or amounts we can receive for our services will reduce our total revenue and our operating margins.

Results of Operations

We report the results of our operations as three segments in our consolidated financial statements: (i) the hospital division, (ii) the population health management division and (iii) the real estate division. Activity within our business segments is significantly impacted by the demand for healthcare services we provide, competition for these services in each of the market areas we serve, and the legislative changes discussed above.

Following is our results of operations for the periods shown:

	Year ended December 31,
	2024	2023	2022
Revenue:
Hospital division	$449,063,683	$218,070,397	$198,508,245
Population health management division	30,884,950	29,575,919	20,786,061
Total revenue	479,948,633	247,646,316	219,294,306
Segment operating income (loss):
Hospital division	195,539,009	36,336,211	15,035,130
Population health management division	1,380,659	(1,558,601)	387,469
Real estate division	(658,391)	(3,439)	(861)
Total segment operating income	196,261,277	34,774,171	15,421,738
Corporate and other costs:
Facilities closing costs	-	217,266	-
Acquisition costs	-	43,464	3,885,666
Stock-based compensation	16,631,898	2,835,971	189,581
Impairment of assets	3,887,216	29,082,203	-
Impairment of goodwill	3,197,391	1,139,297	398,135,038
General and administrative expenses	41,923,972	33,229,718	19,810,607
Total corporate and other costs	65,640,477	66,547,919	422,020,892
Interest expense	19,932,015	16,317,869	12,490,260
Loss on warrant liability	1,608,973	-	-
Other expense (income)	(668,930)	399,182	559,299
Income (loss) before taxes	109,748,742	(48,490,799)	(419,648,713)
Income tax expense (benefit)	14,476,821	(5,067,084)	13,090,905

Net income (loss)	95,271,921	(43,423,715)	(432,739,618)
Less: net income (loss) attributable to noncontrolling interests	43,092,753	2,362,899	(7,959,172)
Net income (loss) attributable to Nutex Health Inc.	$52,179,168	$(45,786,614)	$(424,780,446)

Adjusted EBITDA	$123,709,142	$10,827,681	$12,547,923

Year December 31, 2024 Compared to Year December 31, 2023

We reported a net income attributable to Nutex Health Inc. of $52.2 million, or earnings of $9.71 per share, for 2024 as compared with a net loss attributable to Nutex Health Inc. of $45.8 million, or a loss of $10.39 per share, for 2023. Our 2024 results were principally affected by:

•	Revenue growth of approximately $169.7 million was primarily driven by successful participation in arbitration through the Independent Dispute Resolution ("IDR") process under the No Surprises Act ("NSA").
•	Increased revenue was also attributed to higher utilization of more complex clinical services, including increased observation and in-patient stays.
•	Patient visits rose by 16.9% for the year ended December 31, 2024, compared to the same period in 2023. Mature hospitals experienced an average visit growth of 6.5% year-over-year, alongside the impact of four new hospital openings in 2024.
•	Our operating expenses increased primarily due the revenue generated from the IDR process in addition to the opening of new facilities and volume growth.

Adjusted EBITDA for 2024 was $123.7 million as compared to $10.8 million for 2023. Refer to Non-GAAP Financial Measures discussed below for a definition and reconciliation of Adjusted EBITDA.

A discussion of our segment results is included below.

Hospital Division. Our revenue for 2024 totaled $449.1 million as compared to $218.1 million for 2023, an increase of 106% caused by successful participation in arbitration through the IDR process under the NSA and by an increase in the number of patient visits associated with higher utilization of premium services. The following table shows the number of patient visits during the periods:

	Year ended December 31,
	2024	2023
Patient visits:
Hospital	168,388	144,058

Total revenue increased $231.0 million in 2024 from 2023 primarily due to successful participation in arbitration through the IDR process, contributing $169.7 million to the increase, and by an increase in the number of patient visits and the number of visits associated with higher utilization of more complex clinical services.

On July 1, 2024, we engaged with a third-party IDR vendor to further support our out of network claims appeals and determine which claims would be beneficial to arbitrate. The IDR process can take up to three to five months to receive payments relative to the start of a claim’s open negotiation process. In order to facilitate the dispute arbitration process, the Company incurred fees to the Centers for Medicare and Medicaid Services (“CMS”), the organizations that arbitrate the payment amount between the plan and providers (“IDRE”), and commission and fees to the third-party IDR vendor. Total accrued arbitration expenses are $47.7 million as of December 31, 2024.

For these reasons, we refined our estimates of variable consideration and revenue recognition timing, particularly to claims subject to arbitration. Our methodology now incorporates historical arbitration outcomes, payor behavior, and expected resolution timing in determining the expected transaction price for applicable claims. The result of this change in estimate increased our estimate of the ultimate amounts of accounts receivable we will collect for the current and prior periods. This change in estimate increased revenue and net income before tax for the year ended December 31, 2024 by approximately $169.7 million and $112.0 million, respectively.

The hospital division’s operating income was $195.5 million during 2024, up 438.0% as compared to $36.3 million in the same period of 2023. Our operating income for 2024 was positively affected by an increase in net revenue as noted above. Our contract services expense increased $57.6 million due to the cost associated with the IDR process. Our payroll expense increased due to the opening of four facilities in 2024 as well as due to the accrual of bonus payable in 2025. Our operating income was adversely impacted by $4.1 million from the opening of four new hospital locations in 2024. Start-up and operating expenses at new facilities often exceed our revenue at these facilities until they achieve stabilized volumes of patient visits.

Population Health Management Division. We completed our reverse business combination with Clinigence in April 2022. Legacy Clinigence’s operations are reported as the population health management division. Our total revenue for 2024 for this division was $30.9 million consisting of capitation revenue of $27.8 million, management fees of $2.1 million and SaaS revenue of $1 million. The increase in revenue is attributed to increases in capitation revenue in 2024. Capitation revenue is recognized by our consolidated VIE, AHISP. We do not have an equity interest in this VIE but consolidate it since we are the primary beneficiary of its operations under our management services contract with them. We also earn management fees under our management services contracts with other IPAs and MSOs which are reported as revenue.

The population health management division had $1.4 million of operating income for 2024 driven by our divestiture of Procare and Clinigence Health Inc. entities. These two entities were negatively impacting the population health management division’s operating performance. This strategic move contributed to improved gross margins from 2024 onward, reinforcing the organization's long-term profitability.

Real Estate Division. This division reports on the operations of consolidated Real Estate Entities where we provide guarantees of their indebtedness or are co-borrowers. During the second quarter of 2022, we deconsolidated 17 Real Estate Entities after the third-party lenders released our guarantees of associated mortgage loans. During 2023, we deconsolidated one Real Estate Entity after the third-party lenders released our guarantees of associated mortgage loans. As of December 31, 2024, we provided guarantees to the indebtedness of two Real Estate Entities.

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

Corporate and other costs. Corporate and other costs in 2024 included general and administrative expenses totaling $41.9 million, impairment losses of assets and goodwill of $7.1 million due to facility closures and stock-based compensation of $16.6 million. Our corporate costs for 2023 included general and administrative costs of $33.2 million, a non-cash impairment charge of $30.2 and stock-based compensation of $2.8 million. General and administrative costs increased $8.6 million attributed to increases in accrued bonus expense ($2.7 million), professional services ($2.3 million), insurance expense ($2.3 million) and in other ($1.3 million).

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

Nonoperating items

Interest expense. Interest expense totaled $19.9 million in 2024 as compared with $16.3 million for 2023. The increase in interest expense is primarily due to leases entered into in 2024 for the opening four facilities throughout the year.

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

As of December 31, 2023, a valuation allowance was established against the net deferred tax asset because the Company determined it was more likely than not that future earnings would not be sufficient to realize the corresponding tax benefits. In determining the appropriate valuation allowance, the Company considered the projected realization of tax benefits based on expected levels of future taxable income, available tax planning strategies and reversals of existing taxable temporary differences.

As of December 31, 2024, we recorded a non-cash benefit of $6.5 million to income tax expense to remove the majority of the valuation allowance after we concluded that the associated deferred tax assets would be realizable. In determining the appropriate valuation allowance, the Company considered its net cumulative earnings (adjusted for permanent items) for the last three years, along with the change to its business related to the higher revenue estimates without impacting its existing cost structure. $1.0M valuation allowance remains to offset the deferred tax asset related to capital loss carryforwards that the company does not expect to realize.

Each of the discrete items above, as well as the non-deductible goodwill impairment expense recognized in 2024, 2023 and 2022, are one-time, non-cash items.

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

We reported a net loss attributable to Nutex Health Inc. of $45.8 million, or a loss of $10.39 per share, for 2023 as compared with a net loss attributable to Nutex Health Inc. of $424.8 million, or a loss of $100.36 per share, for 2022. Our 2023 results were principally affected by:

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

Liquidity and Capital Resources

As of December 31, 2024, we had $43.6 million of cash and equivalents, compared to $22.0 million of cash and equivalents at December 31, 2023.

Significant sources and uses of cash during 2024.

Sources of cash:

•	Cash from operating activities was $23.2 million.
•	Cash from common stock issuance, net of issuance costs was $9.2 million.
•	Non-controlling members made cash capital contributions of $3.4 million.
•	Cash from warrant exercises was $2.4 million.

Uses of cash:

•	Capital expenditures were $2.3 million.
•	We made distributions to noncontrolling interest owners totaling $6.4 million.
•	Cash associated with net repayment of notes payable totaled $3.0 million.
•	Cash associated with repayments of finance leases totaled $4.6 million.

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

Indebtedness. The Company’s indebtedness at December 31, 2024 is presented in Item 8, “Financial Statements – Note 8 – Debt” and our lease obligations are presented in Item 8, “Financial Statements—Note 9 – Leases.”

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

Certain outstanding debt arrangements require minimum debt service coverage ratios and other financial covenants. At December 31, 2024, we were in compliance with these debt arrangements; we had remaining availability of an aggregate of $5.5 million under outstanding lines of credit.

Pre-Paid Advance Agreement with Yorkville. On February 15, 2024, the parties terminated the Pre-Paid Advance Agreement (the “PPA”) dated April 11, 2023 between the Company and YA II PN, Ltd. (“Yorkville”) pursuant to which the Company requested an advance of $15.0 million from Yorkville a “Pre-Paid Advance”) purchased by Yorkville at 90% of the face amount. Interest accrued on the outstanding balance of the Pre-Paid Advance at an annual rate equal to 0% subject to an increase to 15% upon events of default described in the PPA. The Pre-Paid Advance had a maturity date of 12 months from the Pre-Paid Advance Date. As a result of the Pre-Paid Advance, the Company (i) issued, on April 11, 2023, 0.2 million shares of common stock to Yorkville (23.1 million prior to the 2024 Reverse Stock Splits), reducing the principal of initial Pre-Paid Advance to $7.3 million, (ii) made Optional Prepayments of $8.2 million in accordance with the PPA, consisting of $7.7 million of principal and $1.0 million attributed to the Payment Premium offset by $0.5 million in debt discount amortization, and (iii) paid off in full the remaining outstanding balance of the PPA on January 30, 2024.

Unsecured Convertible Term Notes and Warrants with Accredited Investors. From September 2023 to December 2023, the Company conducted a private offering of convertible notes (“Unsecured Convertible Term Notes”) and six-year warrants (“Warrants”) to accredited investors (the “Holders”) as defined in Rule 501 under the 1933 Act and issued Unsecured Convertible Term Notes convertible into an aggregate of 89,751 shares (13,462,500 prior to the 2024 Reverse Stock Splits) of common stock at a conversion price of $60.00 per share ($0.40 prior to the 2024 Reverse Stock Splits) and Warrants to purchase an aggregate of 44,875 shares of common stock (6,731,250 prior to the 2024 Reverse Stock Splits) at an exercise price of $60.00 per share ($0.40 prior to the 2024 Reverse Stock Splits). We also issued Warrants for the purchase of 26,925 shares (4,038,750 prior to the 2024 Reverse Stock Splits) to the placement agent. On March 26, 2024, the Company and the Holders agreed to amend the conversion price of the Unsecured Convertible Term Notes and exercise price of the Warrants to $30.00 each ($0.20 prior to the 2024 Reverse Stock Splits), resulting in the Unsecured Convertible Term Notes being convertible into 179,500 shares of common stock (26,925,000 prior to the 2024 Reverse Stock Splits), the Warrants exercisable for 89,750 shares of common stock (13,462,500 prior to the 2024 Reverse Stock Splits) and the placement agent Warrants exercisable for 53,850 shares of common stock (8,077,500 prior to the 2024 Reverse Stock Splits). The Unsecured Convertible Term Notes mature on October 31, 2025 and the Warrants expire on December 31, 2029.

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

Off-Balance Sheet Arrangements

As of December 31, 2024, we had no material off-balance sheet arrangements.

Non-GAAP Financial Measures

Adjusted EBITDA. Adjusted EBITDA is used as a supplemental non-GAAP financial measure by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance.

We define Adjusted EBITDA as net income (loss) attributable to Nutex Health Inc. plus net interest expense, income taxes, depreciation and amortization, further adjusted for stock-based compensation, certain defined items of expense, any acquisition-related costs and impairments. Interest expense includes interest on lease liabilities, which is a component of total finance lease cost. A reconciliation of net income to Adjusted EBITDA is included below. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.

	Year ended December 31,
	2024	2023	2022
Reconciliation of net income (loss) attributable to Nutex Health Inc. to Adjusted EBITDA:
Net income (loss) attributable to Nutex Health Inc.	$52,179,168	$(45,786,614)	$(424,780,446)
Depreciation and amortization	18,971,972	17,591,572	13,131,374
Interest expense, net	19,932,015	16,317,869	12,490,260
Income tax expense (benefit)	14,476,821	(5,067,084)	13,090,905
Allocation to noncontrolling interests	(7,176,312)	(5,546,263)	(4,837,514)
EBITDA	98,383,664	(22,490,520)	(390,905,421)
Facility closing costs	-	217,266	-
Acquisition costs	-	43,464	3,885,666
Loss on warrant liability	1,608,973	-	-
Stock-based compensation	16,631,898	2,835,971	189,581
Rescission of warrant exercise	-	-	1,243,059
Impairment of assets	3,887,216	29,082,203	-
Impairment of goodwill	3,197,391	1,139,297	398,135,038
Adjusted EBITDA	$123,709,142	$10,827,681	$12,547,923

	Three months ended	Three months ended
	December 31, 2024	December 31, 2023
	Unaudited	Unaudited
Reconciliation of net income (loss) attributable to Nutex Health Inc. to Adjusted EBITDA:
Net income (loss) attributable to Nutex Health Inc.	$61,695,604	$(31,617,897)
Depreciation and amortization	5,280,488	4,682,724
Interest expense, net	5,052,081	4,236,553
Income tax expense (benefit)	8,608,746	(2,998,554)
Allocation to noncontrolling interests	(2,195,888)	(2,045,390)
EBITDA	78,441,031	(27,742,564)
Loss on warrant liability	536,264	-
Stock-based compensation	14,680,454	637,159
Impairment of assets	(11,640)	29,082,203
Impairment of goodwill	-	1,139,297
Adjusted EBITDA	$93,646,109	$3,116,095

Significant Accounting Policies

Revenue recognition.

Hospital division – Our hospital division recognizes patient service revenue for contracts with patients, and in most cases, patients with out of network benefits with a third-party payor, such as, commercial insurance, workers compensation insurance or, in limited cases, Medicare/Medicaid. The Company’s performance obligations are to provide emergency health care services primarily on an outpatient basis. Patient service revenues are recorded at the amount that reflects the consideration that the Company expects to be paid for providing patient care. These amounts are net of appropriate discounts giving recognition to differences between the Company’s charges and reimbursement rates from third party payors.

Hospital revenues earned by the Company are recognized at a point in time when the services are provided to patients, net of adjustments and discounts. Because all the Company’s performance obligations relate to contracts with patients with a duration of less than one-year, certain disclosures are limited.

We are considered “out-of-network” with commercial health plans. As there are no contractual rates established with insurance entities, revenues are estimated based on the “usual and customary” charges allowed by insurance payors using historical collection experience, historical trends of refunds and payor payment adjustments (retractions). Revenue from the Medicare program is based on reimbursement rates set by governmental authorities. For insured patients, the transaction price is determined based on gross charges for services provided, reduced by adjustments provided to third-party payors, discounts and implicit price concessions provided primarily to uninsured patients in accordance with the Company’s policy. For uninsured patients, the Company recognizes revenue based on established rates, subject to certain discounts and implicit price concessions. The Company is reimbursed from third party payors under various methodologies based on the level of care provided.

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

On June 30, 2024, the impairment of goodwill of $3.2 million and the derecognition of goodwill of $0.5 million, both for the Population Health Management Division, relate to the sale of Procare Health, Inc., a wholly-owned subsidiary of Nutex. Procare was considered part of the Population Health Management Division. Prior to the sale of Procare, the Company recognized a goodwill impairment amount of $3.2 million. On the sale of Procare, the Company recognized the derecognition of goodwill of $0.5 million based on the remaining carrying amount of goodwill for the Procare business after impairment.

Due to the sale of Procare, the Company tested for impairment the remaining goodwill in the Population Health Management Division of $13.9 million. On June 30, 2024, we determined that the fair value of our Population Health Management Division was greater than its carrying value. Therefore, no goodwill impairment was recognized for the quarter ended June 30, 2024. No goodwill impairment was recognized for year ended December 31, 2024.

On December 31, 2023, we recognized an impairment loss of $1.1 million in a reporting unit within our Hospital Division for the closure of a facility in January 2024.

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

The estimated fair value of our long-term debt approximates the carrying amount at December 31, 2024 due to its relatively short maturity. To mitigate the impact of fluctuations in interest rates, we generally target our debt portfolio to be maintained at fixed rates.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

Based on this assessment, the following material weaknesses have been identified:

●	The Company had ineffective design, implementation, and operation controls over logical access, program change management, and vendor management controls:
1)	appropriate restrictions that would adequately prevent users from gaining inappropriate access to the financially relevant systems.
2)	IT programs and data changes affecting the Company’s financial IT applications and underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT systems were complete and accurate. Automated process-level and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.
3)	key third party service provider SOC reports were obtained and reviewed.

●	Business process controls across all financial reporting processes were not effectively designed and implemented to properly address the risk of material misstatement, including controls without proper segregation of duties between preparer and reviewer and key management review controls.

●	Ineffective design and implementation of controls over the completeness and accuracy of information included in key spreadsheets supporting the financial statements.

Each of these material weaknesses is further described in Part II, Item 9A. Management has concluded that, based on applying the COSO criteria, as of December 31, 2024, the Company’s internal control over financial reporting was not effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. We have made progress towards remediation and continue to implement our remediation plan. See the “Remediation of Material Weakness” caption in Part II, Item 9A for further information.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Board of Directors of

Nutex Health Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nutex Health, Inc.  (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income operations, changes in equity and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “financial statements”).  In our opinion,  the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for 3 years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

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

Revenue Recognition – Hospital Division

Description of the Matter

Management’s estimates of revenue and related accounts receivable for the hospital division are based on historical collection experience. The hospital division revenue amounts are net of appropriate discounts giving recognition to differences between the Company’s charges and reimbursement rates from third party payors. As there are no contractual rates established with insurance entities, revenues are estimated based on the “usual and customary” charges allowed by insurance payors considering historical collection experience and wins for arbitration claims, historical trends of refunds, wins and payor payment adjustments (retractions).

How We Addressed the Matter in Our Audit

Our audit procedures related to revenue recognition of hospital division to address this critical audit matter included the following:

●	We obtained an understanding of the Company’s method of revenue recognition and related account receivable and evaluated the design, key factors and assumptions used in developing the management’s accounting estimate including arbitration claims. We determined that the method is reasonable in relation to the basic financial statements taken as a whole.
●	We compared the Company’s past historical estimation of revenue recognition and related account receivable with actual collection experience to ensure revenue estimation is reasonable.
●	We selected a sample of revenue items and evaluated revenue recognition and related account receivable.
●	We compared management’s accounting estimate of revenue and related accounts receivable to subsequent collections to ensure reasonableness of collectability, including a sample of account receivable items.

/s/ Marcum llp

Marcum llp

We have served as the Company’s auditor since 2021.

Houston, Texas

March 31, 2025

NUTEX HEALTH INC.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$43,581,412	$22,002,056
Accounts receivable	232,449,226	58,624,301
Accounts receivable - related parties	3,602,189	4,152,068
Inventories	2,849,814	3,390,584
Prepaid expenses and other current assets	9,996,244	2,679,394
Total current assets	292,478,885	90,848,403
Property and equipment, net	77,932,744	81,387,649
Operating right-of-use assets	27,871,830	11,853,082
Financing right-of-use assets	218,889,351	176,146,329
Intangible assets, net	15,530,281	20,512,636
Goodwill, net	13,918,719	17,066,263
Deferred tax assets	7,987,236	-
Other assets	711,347	431,135

Total assets	$655,320,393	$398,245,497

Liabilities and Equity
Current liabilities:
Accounts payable	$9,613,821	$18,899,196
Accounts payable - related parties	4,345,138	6,382,197
Lines of credit	3,554,029	3,371,676
Current portion of long-term debt	14,395,457	10,808,721
Operating lease liabilities, current portion	2,079,940	1,579,987
Financing lease liabilities, current portion	7,704,873	4,315,979
Accrued arbitration expenses	47,741,815	-
Accrued income tax expense	25,989,262	-
Accrued expenses and other current liabilities	25,441,790	12,955,296
Total current liabilities	140,866,125	58,313,052
Long-term debt, net	22,465,896	26,314,733
Operating lease liabilities, net	30,617,399	15,479,639
Financing lease liabilities, net	259,479,096	213,886,213
Deferred tax liabilities	-	5,145,754
Total liabilities	453,428,516	319,139,391

Commitments and contingencies (Note 10)

Equity:
Common stock, $0.001 par value; 950,000,000 shares authorized; 5,511,452 and 4,511,199 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	5,511	4,511
Additional paid-in capital	503,232,609	470,521,218
Accumulated deficit	(356,893,371)	(409,072,539)
Nutex Health Inc. equity	146,344,749	61,453,190
Noncontrolling interests	55,547,128	17,652,916
Total equity	201,891,877	79,106,106

Total liabilities and equity	$655,320,393	$398,245,497

See accompanying notes to the consolidated financial statements.

NUTEX HEALTH INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2024	2023	2022
Revenue:
Hospital division	$449,063,683	$218,070,397	$198,508,245
Population health management division	30,884,950	29,575,919	20,786,061
Total revenue	479,948,633	247,646,316	219,294,306

Operating costs and expenses:
Payroll	117,527,022	108,377,938	111,785,110
Contract services	100,757,191	42,349,982	35,913,441
Medical supplies	15,285,481	14,151,140	12,118,893
Depreciation and amortization	18,971,972	17,591,572	13,131,374
Other	31,145,690	30,401,513	30,923,750
Total operating costs and expenses	283,687,356	212,872,145	203,872,568

Gross profit	196,261,277	34,774,171	15,421,738

Corporate and other costs:
Facilities closing costs	-	217,266	-
Acquisition costs	-	43,464	3,885,666
Stock-based compensation	16,631,898	2,835,971	189,581
Impairment of assets	3,887,216	29,082,203	-
Impairment of goodwill	3,197,391	1,139,297	398,135,038
General and administrative expenses	41,923,972	33,229,718	19,810,607
Total corporate and other costs	65,640,477	66,547,919	422,020,892

Operating income (loss)	130,620,800	(31,773,748)	(406,599,154)

Interest expense, net	19,932,015	16,317,869	12,490,260
Loss on warrant liability	1,608,973	-	-
Other (income) expense	(668,930)	399,182	559,299
Income (loss) before taxes	109,748,742	(48,490,799)	(419,648,713)

Income tax (benefit) expense	14,476,821	(5,067,084)	13,090,905

Net income (loss)	95,271,921	(43,423,715)	(432,739,618)

Less: net income (loss) attributable to noncontrolling interests	43,092,753	2,362,899	(7,959,172)

Net income (loss) attributable to Nutex Health Inc.	$52,179,168	$(45,786,614)	$(424,780,446)

Earnings (loss) per common share
Basic	$10.25	$(10.39)	$(100.36)
Diluted	$9.71	$(10.39)	$(100.36)

See accompanying notes to the consolidated financial statements.

NUTEX HEALTH INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock		Additional Paid-in	Retained Earnings	Noncontrolling	Total
	Shares	Amount	Capital	(Accumulated Deficit)	Interests	Equity

Balance at January 1, 2022	3,951,944	3,952	$12,331,731	$102,315,623	$76,929,704	$191,581,010
Reverse acquisition with Clinigence	339,741	340	436,499,926	-	194,747	436,695,013
Deconsolidation of Real Estate Entities	-	-	-	(6,466,946)	(32,336,946)	(38,803,892)
Notes payable converted to common stock	23,163	23	5,385,349	-	-	5,385,372
Common stock issued for exercise of warrants	14,315	14	4,119,127	-	-	4,119,141
Common stock issued for exercise of options	2,080	2	644,972	-	-	644,974
Rescission of warrant exercise	(5,460)	(5)	(26,386)	-	-	(26,391)
Equity financing agreement Lincoln Park Capital Fund, LLC	9,042	9	(9)	-	-	-
Stock-based compensation	-	-	189,581	-	-	189,581
Contributions	-	-	-	-	4,513,867	4,513,867
Distributions	-	-	-	(34,354,156)	(16,877,501)	(51,231,657)
Net loss	-	-	-	(424,780,446)	(7,959,172)	(432,739,618)
Balance at December 31, 2022	4,334,825	$4,335	$459,144,291	$(363,285,925)	$24,464,699	$120,327,400
Deconsolidation of Real Estate Entities	-	-	-	-	(4,258,133)	(4,258,133)
Common stock issued for exercise of warrants	8,456	8	(8)	-	-	-
Common stock issued to Apollo Medical Holding Inc.	6,667	7	1,899,993	-	-	1,900,000
Common stock issued for Employee Stock Purchase Plan	515	1	14,287	-	-	14,288
Common stock issued for acquisition	16,943	17	905,217	-	-	905,234
Debt conversion to common stock	142,384	142	6,217,595	-	-	6,217,737
Stock-based compensation	1,409	1	935,966	-	-	935,967
Warrants issued with convertible debt	-	-	1,403,877	-	-	1,403,877
Contributions	-	-	-	-	298,032	298,032
Distributions	-	-	-	-	(5,214,581)	(5,214,581)
Net income (loss)	-	-	-	(45,786,614)	2,362,899	(43,423,715)
Balance at December 31, 2023	4,511,199	$4,511	$470,521,218	$(409,072,539)	$17,652,916	$79,106,106

(Continued)

See accompanying notes to the consolidated financial statements.

NUTEX HEALTH INC.

CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock			Additional Paid-in	Retained Earnings	Noncontrolling	Total
	Shares	Amount		Capital	(Accumulated Deficit)	Interests	Equity

Balance at December 31, 2023	4,511,199	-	4,511	$470,521,218	$(409,072,539)	$17,652,916	$79,106,106
Common stock issuance for Securities Purchase Agreement	444,444		444	1,540,499	-	-	1,540,943
Warrant exercises	444,445		444	11,643,421	-	-	11,643,865
Common stock received in sale of business	(5,060)		(5)	(30,245)	-	-	(30,250)
Common stock issued for Employee Stock Purchase Plan	8,405		9	85,482	-	-	85,491
Common stock issued for acquisition	64,746		65	406,093	-	-	406,158
Debt conversion to common stock	11,824		12	320,676	-	-	320,688
Vesting of Restricted Stock Units	1,298		1	(1)	-	-	-
Reverse stock split adjustment	3,116		3	(3)	-	-	-
Stock-based compensation	27,035		27	16,631,871	-	-	16,631,898
Contributions	-		-	2,113,598	-	1,239,425	3,353,023
Distributions	-		-	-	-	(6,437,966)	(6,437,966)
Net income	-		-	-	52,179,168	43,092,753	95,271,921
Balance at December 31, 2024	5,511,452		$5,511	$503,232,609	$(356,893,371)	$55,547,128	$201,891,877

See accompanying notes to the consolidated financial statements.

NUTEX HEALTH INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2024	2023	2022
Cash flows from operating activities:
Net income (loss)	$95,271,921	$(43,423,715)	$(432,739,618)
Adjustment to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	18,971,972	17,591,572	13,131,374
Impairment of assets	3,887,216	29,082,203	-
Impairment of goodwill	3,197,391	1,139,297	398,135,038
Derecognition of goodwill	453,017	-	-
Loss on warrant liability	1,608,973	-	-
Stock-based compensation expense	16,631,898	2,835,971	189,581
Rescission of warrant exercise expense	-	-	561,651
Deferred tax (benefit) expense	(13,132,990)	(5,707,323)	4,996,209
Debt accretion expense	1,042,663	1,209,981	1,952,829
Loss on lease termination	-	58,210	-
Non-cash lease expense	(381,035)	131,582	64,143
Changes in operating assets and liabilities:
Accounts receivable	(173,956,924)	(969,761)	56,622,133
Accounts receivable - related party	549,879	(3,613,885)	1,454,934
Inventories	540,770	142,701	(719,107)
Prepaid expenses and other current assets	(7,021,010)	(817,297)	(1,419,139)
Accounts payable	(8,682,179)	(4,715,101)	10,018,100
Accounts payable - related party	(2,037,059)	2,466,536	(329,155)
Accrued arbitration expenses	47,741,815	-	-
Accrued income tax expense	25,989,262	-	-
Accrued expenses and other current liabilities	12,478,227	5,845,481	(1,311,865)
Net cash from operating activities	23,153,807	1,256,452	50,607,108

Cash flows from investing activities:
Acquisitions of property and equipment	(2,303,897)	(9,496,832)	(14,632,414)
Acquired cash in reverse acquisition with Clinigence	-	-	12,716,228
Cash related to sale of business	(361,325)	-	-
Payments for acquisitions of businesses, net of cash acquired	-	(703,893)	-
Cash related to deconsolidation of Real Estate Entities	-	(1,039,157)	(2,421,212)
Net cash from investing activities	(2,665,222)	(11,239,882)	(4,337,398)

Cash flows from financing activities:
Proceeds from lines of credit	2,261,743	2,340,911	2,623,479
Proceeds from notes payable	7,014,999	16,952,905	815,881
Proceeds from convertible notes	-	4,909,864	-
Repayments of lines of credit	(2,079,390)	(1,592,714)	(72,055)
Repayments of notes payable	(9,969,391)	(16,479,512)	(7,237,094)
Repayments of finance leases	(4,628,083)	(3,484,683)	(1,721,224)
Proceeds from common stock issuance, net issuance costs	9,202,500	-	-
Rescission of warrant exercise	-	-	(588,042)
Proceeds from exercise of warrants	2,373,336	-	4,119,141
Proceeds from exercise of options	-	-	644,974
Members' contributions	3,353,023	298,032	4,513,867
Members' distributions	(6,437,966)	(5,214,581)	(51,231,657)
Net cash from financing activities	1,090,771	(2,269,778)	(48,132,730)
Net change in cash and cash equivalents	21,579,356	(12,253,208)	(1,863,020)
Cash and cash equivalents - beginning of the year	22,002,056	34,255,264	36,118,284
Cash and cash equivalents - end of the year	$43,581,412	$22,002,056	$34,255,264

See accompanying notes to the consolidated financial statements.

NUTEX HEALTH INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Organization and Operations

Nutex Health Inc. (“Nutex Health” or the “Company”), is a physician-led, healthcare services and operations company with 24 hospital facilities in 11 states (hospital division), and a primary care-centric, risk-bearing population health management division. Our hospital division implements and operates different innovative health care models, including micro-hospitals, specialty hospitals and hospital outpatient departments (“HOPDs”). The population health management division owns and operates provider networks such as independent physician associations (“IPAs”).

We employ 800 full-time employees, contract 255 doctors at our facilities and partner with over 2,100 physicians within our networks. Our corporate headquarters is based in Houston, Texas. We were incorporated on April 13, 2000 in the state of Delaware.

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

As a result of both the 1:15 Reverse Stock Split and 1:10 Reverse Stock Split (collectively, the “2024 Reverse Stock Splits”) the number of shares of common stock outstanding was reduced to 5,511,452 shares as of December 31, 2024, inclusive of whole shares issued for fractional shares, and the number of authorized shares of common stock remains at 950,000,000.

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

The following table illustrates changes in equity, as previously reported prior to, and as adjusted subsequent to, the impact of the 2024 Reverse Stock Splits retroactively adjusted for the periods presented:

	December 31, 2023
	As Previously	Impact of 2024 Reverse	As
	Reported	Stock Splits	Revised
Common Stock - Shares	676,679,911	(672,168,712)	4,511,199
Common Stock - Amount	$676,680	$(672,169)	$4,511
Additional Paid-in Capital	$469,849,049	$672,169	$470,521,218

	December 31, 2022
	As Previously	Impact of 2024 Reverse	As
	Reported	Stock Splits	Revised
Common Stock - Shares	650,223,840	(645,889,015)	4,334,825
Common Stock - Amount	$650,224	$(645,889)	$4,335
Additional Paid-in Capital	$458,498,402	$645,889	$459,144,291

	January 1, 2022
	As Previously	Impact of 2024 Reverse	As
	Reported	Stock Splits	Revised
Common Stock - Shares	592,791,712	(588,839,768)	3,951,944
Common Stock - Amount	$592,792	$(588,840)	$3,952
Additional Paid-in Capital	$11,742,891	$588,840	$12,331,731

The following table illustrates changes in loss per share and weighted average shares outstanding, as previously reported prior to, and as adjusted subsequent to, the impact of the 2024 Reverse Stock Splits retroactively adjusted for the periods presented:

	Year Ended December 31, 2023
	As Previously	Impact of 2024 Reverse	As
	Reported	Stock Splits	Revised
Loss attributable to common stockholders	$(45,786,614)	$-	$(45,786,614)
Weighted average shares used to compute basic and diluted EPS	661,247,959	(656,839,639)	4,408,320
Loss per share - basic and diluted	$(0.07)	$(10.32)	$(10.39)

	Year Ended December 31, 2022
	As Previously	Impact of 2024 Reverse	As
	Reported	Stock Splits	Revised
Loss attributable to common stockholders	$(424,780,446)	$-	$(424,780,446)
Weighted average shares used to compute basic and diluted EPS	634,877,629	(630,645,111)	4,232,518
Loss per share - basic and diluted	$(0.05)	$(100.31)	$(100.36)

The following outstanding stock options and warrants exercisable or issuable into shares of common stock were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Year ended December 31, 2023
	As Previously	Impact of 2024 Reverse	As
	Reported	Stock Splits	Revised
Common stock options	4,137,149	(4,109,568)	27,581
Common stock warrants	20,343,562	(20,207,831)	135,731

Stock options were adjusted retroactively to give effect to the 2024 Reverse Stock Splits for the year ended December 31, 2023:

	As Previously Reported		Impact of the 2024 Reverse Stock Splits		Revised
	Options	Weighted Average	Options	Weighted Average	Options	Weighted Average
	Outstanding	Exercise Price	Outstanding	Exercise Price	Outstanding	Exercise Price
Options outstanding at December 31, 2022	5,147,770	$2.32	(5,113,452)	$345.84	34,318	$348.16
Options exercised	—	—	—	—	—	—
Options cancelled	(1,010,621)	2.28	1,003,893	339.72	(6,728)	342.00
Options outstanding at December 31, 2023	4,137,149	$2.24	(4,109,559)	$333.54	27,590	$335.78

Warrants were adjusted retroactively to give effect to the 2024 Reverse Stock Splits for the year ended December 31, 2023:

	As Previously Reported		Impact of the 2024 Reverse Stock Splits		Revised
	Warrants	Weighted Average	Warrants	Weighted Average	Warrants	Weighted Average
	Outstanding	Exercise Price	Outstanding	Exercise Price	Outstanding	Exercise Price
Warrants outstanding at December 31, 2022	11,033,015	$1.96	(10,959,462)	$292.20	73,553	$294.16
Warrants issued	10,770,000	0.40	(10,698,286)	59.60	71,714	60.00
Warrants exercised	(1,456,453)	1.55	1,446,743	230.95	(9,710)	232.50
Warrants expired	(3,000)	25.00	2,980	3,725.00	(20)	3,750.00
Warrants outstanding at December 31, 2023	20,343,562	$1.16	(20,208,025)	$157.00	135,537	$158.16

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

Use of estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include (i) estimates of net revenue and accounts receivable, (ii) fair value of acquired assets and liabilities in business combinations and (iii) impairment of long-lived assets and goodwill. Actual results could differ from those estimates. For the year ended December 31, 2024, a change in estimate occurred for estimates of net revenue and accounts receivable. See Note 4 – Revenue regarding changes in estimate in the Company’s revenue recognition process.

Revenue recognition.

Hospital division – Our hospital division recognizes patient service revenue for contracts with patients, and in most cases, patients with out of network benefits with a third-party payor, such as, commercial insurance, workers compensation insurance or, in limited cases, Medicare/Medicaid. The Company’s performance obligations are to provide emergency health care services primarily on an outpatient basis. Patient service revenues are recorded at the amount that reflects the consideration that the Company expects to be paid for providing patient care. These amounts are net of appropriate discounts giving recognition to differences between the Company’s charges and reimbursement rates from third party payors.

Hospital revenues earned by the Company are recognized at a point in time when the services are provided to patients, net of adjustments and discounts. Because all the Company’s performance obligations relate to contracts with patients with a duration of less than one-year, certain disclosures are limited.

We are considered “out-of-network” with commercial health plans. As there are no contractual rates established with insurance entities, revenues are estimated based on the “usual and customary” charges allowed by insurance payors using historical collection experience, historical trends of refunds and payor payment adjustments (retractions). Revenue from the Medicare program is based on reimbursement rates set by governmental authorities. For insured patients, the transaction price is determined based on gross charges for services provided, reduced by adjustments provided to third-party payors, discounts and implicit price concessions provided primarily to uninsured patients in accordance with the Company’s policy. For uninsured patients, the Company recognizes revenue based on established rates, subject to certain discounts and implicit price concessions. The Company is reimbursed from third party payors under various methodologies based on the level of care provided.

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

For the year ended December 31, 2024, a change in estimate occurred for estimates of net revenue and accounts receivable. See Note 4 – Revenue regarding changes in estimate in the Company’s revenue recognition process.

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

Cash and cash equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company has cash amounts, that were at times material, held in covered banking institutions in excess of the insured amounts, but does not deem the risk of loss to be likely. The Company has $2.9 million in restricted cash as of December 31, 2024. The amounts included in restricted cash represent those required to be set aside by note payable agreement.

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

On December 31, 2023, we recognized an impairment loss of $1.1 million in a reporting unit within our Hospital Division for the closure of a facility in January 2024.

On June 30, 2024, the impairment of goodwill of $3.2 million and the derecognition of goodwill of $0.5 million, both for the Population Health Management Division, relate to the sale of Procare Health, Inc., a wholly-owned subsidiary of Nutex. Procare was considered part of the Population Health Management Division. Prior to the sale of Procare, the Company recognized a goodwill impairment amount of $3.2 million. On the sale of Procare, the Company recognized the derecognition of goodwill of $0.5 million based on the remaining carrying amount of goodwill for the Procare business after impairment.

Due to the sale of Procare, the Company tested for impairment the remaining goodwill in the Population Health Management Division of $13.9 million. On June 30, 2024, we determined that the fair value of our Population Health Management Division was greater than its carrying value. Therefore, no goodwill impairment was recognized for the quarter ended June 30, 2024. No goodwill impairment was recognized for year ended December 31, 2024.

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

Stock-based compensation. We account for employee and non-employee stock-based compensation using the fair value method. Non-employee stock-based compensation is based on contractual obligations under the terms of the Contribution Agreement; see Note 12. Compensation cost for equity incentive awards is based on the fair value of the equity instrument generally on the date of grant and is recognized over the requisite service period. Forfeitures are recognized as they occur.

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

Advertising and marketing expense. The Company advertising and marketing expense consists of expense associated with marketing its brand and services via media outlets such as social media, billboards and publications. These costs are expensed as incurred and recorded in other operating costs and expenses in the consolidated statements of operations.

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

Segment reporting. A public company is required to report descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Aggregation of similar operating segments into a single reportable operating segment is permitted if the businesses have similar economic characteristics and meet established criteria. The Company operates three reportable segments – the hospital division, the population health management division and the real estate division. The real estate division is comprised of the Real Estate Entities. Refer to Note 17 – “Segment Information” to the consolidated financial statements for information on the Company’s segments.

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

Reclassifications. Financial statements presented for prior periods include reclassifications that were made to conform to the current year presentation. The reclassifications have no effect on prior year results.

Recent accounting pronouncements - issued, not yet adopted

In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The update is effective for annual periods beginning after December 15, 2024. We are assessing the potential impact of this update.

In November 2024, the FASB issued ASU 2024-03 – Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of this update.

Recent accounting pronouncements - adopted

In November 2023, the FASB issued ASU 2023-07 – Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The update applies to all public entities that are required to report segment information in accordance with Topic 280. The Company adopted ASU 2023-07 during the year December 31, 2024. See Note 17 Segment Information for further detail.

Note 3 – Mergers, Acquisitions and Divestitures

2024 Divestitures

Sale of Procare Health, Inc. On May 30, 2024, the Company completed the sale of Procare Health, Inc. (“Procare”), a wholly-owned subsidiary of Nutex, to an individual buyer. As consideration for the transaction, the buyer paid the Company $0.6 million, has assumed liabilities of $0.2 million and remitted Company stock of $0.1 million, recognized as a debit to common stock and additional paid-in capital in the second quarter of 2024. During the second quarter of 2024, the Company recognized an intangible impairment of $2.1 million and a $3.2 million goodwill impairment loss. Upon completion of the sale, the Company recognized an insignificant loss on sale of business. The calculation of the loss on sale of business includes the derecognition of goodwill of $0.5 million, which was offset by consideration and other assets transferred.

Total revenue for Procare for the year ended December 31, 2024 was $0.4 million. Net loss (before impairment) for Procare for the year ended December 31, 2024 was $0.6 million. The Company does not deem this transaction to be significant.

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

Upon completion of the sale, the Company recognized additional impairment losses of $0.4 million and recognized an insignificant loss. The Company has received $0.6 million (a portion is the $0.5 million to be paid less working capital adjustments of $0.3 million).

Total revenue for Clinigence Health for the year ended December 31, 2024 is $0.9 million. Net loss (before impairment) for Clinigence Health for the year ended December 31, 2024 is $0.8 million. The Company does not deem this transaction to be significant.

2023 Acquisitions

In the third quarter of 2023, the Company acquired two Florida based IPAs for $0.8 million in cash, $0.8 million in Company shares, $0.3 million due to earn-out in 2023, and additional consideration of up to $0.4 million in cash and $0.5 million in Company shares if the acquired IPAs meet Medicare Lives thresholds in 2024 and 2025. Substantially all of the total purchase consideration was allocated to goodwill and identified intangible assets. The acquired IPAs are reported within our Population Health Management division. Management considers these acquisitions to be immaterial.

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

Note 4 – Revenue

We disaggregate revenue from contracts with customers into types of services or products, consistent with our reportable segments, as follows:

	Year ended December 31,
	2024	2023	2022

Hospital division revenue	$449,063,683	$218,070,397	$198,508,245
Population health management division revenue	30,884,950	29,575,919	20,786,061
Total revenue	$479,948,633	$247,646,316	$219,294,306

Hospital division revenue. We receive payment for facility services rendered from federal agencies, private insurance carriers, and patients. The Physician LLCs receive payment for doctor services from these same sources. On average, greater than 94% of our net patient service revenue is paid by insurers and other non-patient third parties. The remaining revenues are paid by our patients in the form of copays, deductibles, and self-payment. We generally operate as an out-of-network provider and, as such, do not have negotiated reimbursement rates with insurance companies.

The following tables present the allocation of the transaction price with the patient between the primary patient classification of insurance coverage:

	Year ended December 31,
	2024	2023	2022

Insurance	94%	93%	89%
Self pay	3%	4%	9%
Workers compensation	2%	2%	1%
Medicare/Medicaid	1%	1%	1%
Total	100%	100%	100%

Change in estimate. The No Surprises Act (“NSA”) is a federal law that took effect January 1, 2022, to protect consumers from most instances of “surprise” balance billing. With respect to the Company, the NSA limits the amount an insured patient will pay for emergency services furnished by an out-of-network provider. The NSA addresses the payment of these out-of-network providers by group health plans or health insurance issuers (collectively, “insurers”). In particular, the NSA requires insurers to reimburse out-of-network providers at a statutorily calculated “out-of-network rate.” In states without an all-payor model agreement or specified state law, the out-of-network rate is either the amount agreed to by the insurer and the out-of-network provider or an amount determined through an independent dispute resolution (“IDR”) process.

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

Under the NSA, insurers must issue an initial payment or notice of denial of payment to a provider within thirty days after the provider submits a bill for an out-of-network service. If the provider disagrees with the insurer’s determination, the provider may initiate a thirty business-day period of open negotiation with the insurer over the claim. If the parties cannot resolve the dispute through negotiation, the parties may then proceed to the IDR process.

On July 1, 2024, we engaged with a third-party IDR vendor to further support all of our out of network claims and determine which claims would be beneficial to arbitrate. The IDR process can take up to three to five months to receive payments. In order to facilitate the dispute arbitration process, the Company incurred fees to the Centers for Medicare and Medicaid Services (“CMS”), the organizations that arbitrate the payment amount between the plan and providers known as independent dispute resolution entities (“IDRE”), and commission and fees to the third-party IDR vendor. IDRE fee payments represent refundable payments if arbitrations are successful. Therefore, these payments are reported as prepaid and other current assets in the consolidated balance sheets. The unsuccessful portion of the IDRE fee payments is written-off to contract services expense in the consolidated statements of operations. Prepaid expenses related to IDRE fees was $7.5 million as of December 31, 2024. Total accrued arbitration expenses were $47.7 million as of December 31, 2024.

For these reasons, we refined our estimates of variable consideration and revenue recognition timing, particularly to claims subject to arbitration. Our methodology now incorporates historical arbitration outcomes, payor behavior, and expected resolution timing in determining the expected transaction price for applicable claims. The result of this change in estimate increased our estimate of the ultimate amounts of accounts receivable we will collect for the current and prior periods moving forward. This change in estimate increased revenue and net income before tax for the year ended December 31, 2024 by approximately $169.7 million and $112.0 million, respectively. This change was applied prospectively beginning December 2024, as it reflects an improvement in the Company’s ability to estimate revenue based on additional experience and regulatory guidance.

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

Note 5 - Property and Equipment

The principal categories of property and equipment are summarized as follows:

	Useful	December 31,
	Life (years)	2024	2023

Buildings and improvements	39	$19,649,963	$9,878,325
Land	-	4,409,840	4,401,888
Leasehold improvements	10-39	28,125,596	27,606,383
Construction in progress	-	1,892,598	12,845,631
Medical equipment	10	35,395,123	33,519,026
Office furniture and equipment	7	3,984,921	3,698,874
Computer hardware and software	5	7,578,978	6,066,520
Vehicles	5	94,581	135,590
Signage	10	2,072,428	1,576,475
Total cost		103,204,028	99,728,712
Less: accumulated depreciation		(25,271,284)	(18,341,063)
Total property and equipment, net		$77,932,744	$81,387,649

We deconsolidated 17 Real Estate Entities in 2022 and one Real Estate Entities in 2023. Refer to Note 19.

Depreciation and amortization of property and equipment for the years ended December 31, 2024, 2023 and 2022 totaled $6.6 million, $6.0 million and $4.9 million, respectively.

Due to the closures of four facilities, we recorded an impairment loss of $3.8 million for the year ended December 31, 2023 as the carrying value of the fixed assets associated with the facilities exceeded the fixed assets’ fair value.

Note 6 – Intangible Assets

Intangible assets. The following tables provide detail of the Company’s intangible assets:

	Weighted Average	Gross	Accumulated	Net Carrying
As of December 31, 2024	Useful Life (in years)	Carrying Amount	Amortization	Amount
Amortizing intangible assets:
Member relationships	15	$18,491,000	$3,248,500	$15,242,500
Trademarks	7	474,000	186,219	287,781
Total		$18,965,000	$3,434,719	$15,530,281

As of December 31, 2023
Amortizing intangible assets:
Member relationships	15	$18,491,000	$2,015,772	$16,475,228
Management contracts	16	2,021,000	221,047	1,799,953
Customer contracts	15	914,000	106,633	807,367
Trademarks	7-12	1,426,795	262,557	1,164,238
PHP technology	5	409,000	143,150	265,850
Total		$23,261,795	$2,749,159	$20,512,636

Member relationships and trademarks are associated with existing entities in the population health management division.

Amortization of intangible assets for the years ended December 31, 2024, 2023 and 2022 totaled $1.5 million, $1.6 million and $1.2 million, respectively.

Certain intangible assets were impaired upon the sale of Procare and sale of Clinigence Health, totaling $3.9 million for the year ended December 31, 2024. See Note 3 for discussion over the sale of Procare and sale of Clinigence.

Due to the closure of a facility, we recorded an impairment loss of $0.7 million for the year ended December 31, 2023 as the carrying value of the facility’s license was greater than the license’s fair value. The following is the estimated aggregated amortization expense for each of the five succeeding fiscal years:

Year ended December 31,	Amount

2025	$1,300,442
2026	1,300,442
2027	1,300,442
2028	1,300,442
2029	1,249,656
Thereafter	9,078,857
Total Intangible Assets	$15,530,281

Goodwill. The carrying amount of goodwill, by operating segment is as follows:

	Hospital Division	Population Health Management Division	Total
Balance as of December 31, 2023
Goodwill	$1,139,297	$415,201,301	$416,340,598
Accumulated impairment losses	(1,139,297)	(398,135,038)	(399,274,335)
	-	17,066,263	17,066,263
Purchase accounting adjustments	-	502,864	502,864
Impairment of goodwill	-	(3,197,391)	(3,197,391)
Derecognition of goodwill	-	(453,017)	(453,017)
Balance as of December 31, 2024
Goodwill	1,139,297	415,251,148	416,390,445
Accumulated impairment losses	(1,139,297)	(401,332,429)	(402,471,726)
	$-	$13,918,719	$13,918,719

The purchase accounting adjustments of $0.5 million to the carrying amount of goodwill in the Population Health Management Division for the year ended December 31, 2024 relates to the acquisition of two Florida based IPAs in the third quarter of 2023 for which the allocation of goodwill is subject to revision based on final allocation of the purchase price to the identifiable assets and liabilities acquired.

The impairment of goodwill of $3.2 million and the derecognition of goodwill of $0.5 million, both for the Population Health Management Division, for the year ended December 31, 2024 relate to the sale of Procare Health, Inc., a wholly-owned subsidiary of Nutex. Procare was considered part of the Population Health Management Division. Prior to the sale of Procare, the Company recognized a goodwill impairment amount of $3.2 million. On the sale of Procare, the Company recognized the derecognition of goodwill of $0.5 million based on the remaining carrying amount of goodwill for the Procare business after impairment. See Note 3 for Procare sale.

Due to the sale of Procare, the Company tested for impairment the remaining goodwill in the Population Health Management Division of $13.9 million. On June 30, 2024, we determined that the fair value of our Population Health Management Division was greater than its carrying value. Therefore, no goodwill impairment was recognized for the quarter ended June 30, 2024. Additionally, the Company tested for annual goodwill impairment on October 1, 2024. No goodwill impairment was recognized for the year ended December 31, 2024.

Note 7 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2024	2023

Accrued wages and benefits	$14,122,864	$6,590,710
Accrued supplier expenses	4,205,300	1,998,197
Accrued medical claims	3,563,359	3,142,130
Accrued other taxes	1,130,126	398,669
Accrued other	2,420,141	825,590
Total accrued expenses and other current liabilities	$25,441,790	$12,955,296

Note 8 – Debt

The Company’s outstanding debt is shown in the following table:

	Maturity	Interest	December 31,
	Dates	Rates	2024	2023

Term loans secured by all assets	04/2025 - 09/2029	4.00 - 12.00%	$9,664,869	$7,030,613
Term loans secured by property and equipment	5/2025 - 01/2030	3.41 - 7.82%	9,028,340	10,562,207
Term loan secured by deposits	04/2025	7.36%	1,989,051	-
Line of credit secured by all assets	01/2025 - 10/2029	7.75 - 9.50%	3,521,369	3,371,675
Term loans of consolidated Real Estate Entities	05/2028 - 03/2037	3.50 - 3.59%	11,810,649	13,005,019
Unsecured convertible term notes	10/2025	8.00 - 10.00%	5,384,990	5,384,990
Pre-paid advance (convertible debt)	03/2024	0.00%	-	3,078,302
Total			41,399,268	42,432,806
Less: unamortized issuance costs and discount			983,886	1,937,676
Less: short-term lines of credit			3,554,029	3,371,676
Less: current portion of long-term debt			14,395,457	10,808,721
Total long-term debt			$22,465,896	$26,314,733

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

Certain outstanding debt arrangements require minimum debt service coverage ratios and other financial covenants. At December 31, 2024, we were in compliance with these debt arrangements.

At December 31, 2024, we had remaining availability of $5.5 million under outstanding lines of credit.

Pre-Paid Advance Agreement (convertible debt).

On February 15, 2024 the parties terminated the Pre-Paid Advance Agreement (the “PPA”) dated April 11, 2023, between the Company and YA II PN, Ltd. (“Yorkville”) pursuant to which the Company requested an advance of $15.0 million from Yorkville (a “Pre-Paid Advance”) purchased by Yorkville at 90% of the face amount. Interest accrued on the outstanding balance of the Pre-Paid Advance at an annual rate equal to 0% subject to an increase to 15% upon events of default described in the PPA. The Pre-Paid Advance has a maturity date of 12 months from the Pre-Paid Advance Date.

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

As a result of the Pre-Paid Advance, the Company (i) issued 0.2 million shares of common stock to Yorkville (23.1 million prior to the 2024 Reverse Stock Splits), reducing the principal of initial Pre-Paid Advance to $7.3 million, (ii) made Optional Prepayments of $8.2 million in accordance with the PPA, consisting of $7.7 million of principal and $1.0 million attributed to the Payment Premium offset by $0.5 million in debt discount amortization, and (iii) paid off in full the remaining outstanding balance of the PPA on January 30, 2024 and the parties terminated the Yorkville PPA on February 15, 2024.

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

The net carrying amount of the Unsecured Convertible Term Notes was $4.5 million as of December 31, 2024 and the weighted average effective interest rate on the convertible debt is 21.5%. For the year ended December 31, 2024, interest expense was $1.3 million, comprising of $0.9 million in amortization expense and $0.4 million in accrued interest expense. The Unsecured Convertible Term Notes interest expense was $0.2 million for the year ending December 30, 2023, comprising of $0.1 million in amortization expense and $0.1 million in accrued interest expense.

Convertible notes payable. We assumed $5.4 million principal of convertible notes payable of Clinigence outstanding at the merger date. The convertible notes payable were fully converted into 23,163 shares of common stock (3,474,430 prior to the 2024 Reverse Stock Splits) at a conversion price of $232.50 per share ($1.55 prior to the 2024 Reverse Stock Splits) before their maturity on July 31, 2022. Debt discount totaling $1.7 million was accreted from April 1, 2022 to the maturity date (July 31, 2022) of the convertible notes payable.

Scheduled Maturities. Maturities of our long-term debt are as follows:

Year ended December 31,	Amount

2025	$17,819,229
2026	6,417,997
2027	6,625,933
2028	3,104,182
2029	1,081,409
Thereafter	6,350,518
Total	$41,399,268

Note 9 – Leases

We have entered into hospital property, office and equipment rental agreements with various lessors including related parties. The following tables disclose information about our leases of property and equipment:

	Year ended December 31,
	2024	2023	2022

Operating lease cost	$2,070,442	$2,656,800	$2,969,789

Finance lease cost:
Amortization of right-of-use assets	$10,866,869	$10,052,616	$7,120,266
Interest on lease liabilities	16,686,052	12,100,495	9,952,783
Total finance lease cost	$27,552,921	$22,153,111	$17,073,049

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,341,214	$2,479,120	$2,778,767
Operating cash flows from finance leases	16,202,689	12,131,011	9,952,783
Financing cash flows from finance leases	4,973,458	3,495,222	1,721,224
Net cash paid for amounts included in the measurement of lease liabilities	$23,517,361	$18,105,353	$14,452,774

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$16,727,826	$51,435	$-
Finance leases	53,228,790	25,449,227	23,603,317
Total right-of-use assets obtained in exchange for lease obligations	$69,956,616	$25,500,662	$23,603,317

Weighted average remaining lease term (years):
Operating leases	17	9	10
Finance leases	22	21	13

Weighted average discount rate:
Operating leases	10%	5%	4%
Finance leases	10%	8%	3%

For the year ended December 31, 2024, the Company opened four facilities throughout the year. For three facilities, the Company recognized financing right-of-use (ROU) assets of $53.2 million related to the hospital property and equipment leases entered into as a result of the openings. For one facility, we recognized operating ROU assets of $16.7 million related to the hospital property lease entered into as a result of the facility opening. The recognized operating ROU asset also increased the weighted average discount rate.

Due to the closures of two facilities in January 2023 and two facilities in January 2024, we remeasured the one lease associated with a facility, recording a reduction to financing lease liabilities and financing right-of-use assets of $11.4 million as of December 31, 2023. After remeasurement, we recognized an impairment loss of $24.6 million for the year ended December 31, 2023 for the remaining carrying value of the right-of-use assets associated with the four facilities.

	Operating leases		Finance leases
Minimum lease payments for the next five years:	Third-parties	Related parties	Third-parties	Related parties

2025	$2,043,228	$1,930,814	$6,478,205	$19,645,210
2026	1,942,910	2,208,399	5,434,573	20,289,300
2027	1,925,245	2,265,426	3,686,277	20,645,216
2028	1,972,126	2,323,933	3,478,965	21,008,747
2029	1,716,970	2,383,958	3,393,147	21,379,909
Thereafter	4,951,959	56,867,884	37,815,772	536,567,772
Total minimum lease payments	14,552,438	67,980,414	60,286,939	639,536,154
Less interest	(2,515,927)	(47,319,586)	(18,210,342)	(414,428,782)
Total lease liabilities	$12,036,511	$20,660,828	$42,076,597	$225,107,372

Note 10 – Commitments and Contingencies

Litigation. The Company, its consolidated subsidiaries or VIEs may be named in various claims and legal actions in the normal course of business. Based upon counsel and management’s opinion, the outcome of such matters is not expected to have a material adverse effect on the consolidated financial statements.

Note 11 – Employee Benefit Plans

The Company’s employees are eligible to participate in the 401(k) Savings Plan. There are no restrictions in eligibility to contribute to the 401(k) Savings Plan. Salary deferrals are allowed in amounts up to 100% of an eligible employee’s salary, not to exceed the maximum allowed by law. Two facilities contribute discretionary matches up to 5-6% of employees’ salaries. For the years ended December 31, 2024, 2023 and 2022, the two facilities did not make significant discretionary contributions to the employee plan.

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

We recognized stock-based compensation expense related to obligations for under-construction and ramping hospitals for the year ended December 31, 2024 and 2023 of $16.3 million and $0.6 million, respectively, based on our current estimates of future obligations to the contributing owners.

Options. The following table summarizes stock-based awards activity:

			Weighted Average
	Options	Weighted Average	Remaining Contractual
	Outstanding	Exercise Price	Life (Years)

Options outstanding at December 31, 2022	34,318	$348.16	7.60
Options exercised	-	-
Options cancelled	(6,728)	342.00
Options outstanding at December 31, 2023	27,590	$335.78	6.94
Options exercised	-	-
Options cancelled	(5,625)	352.98
Options outstanding at December 31, 2024	21,965	$331.34	5.45

Options outstanding as of December 31, 2024 consisted of:

Expiration	Number	Number	Exercise
Date	Outstanding	Exercisable	Price

February 21, 2025	686	686	$225.00
February 21, 2025	1,214	1,214	412.50
January 27, 2027	300	300	225.00
May 11, 2027	1,201	1,201	225.00
June 9, 2027	167	167	376.50
January 28, 2028	300	300	241.50
August 4, 2029	68	68	834.00
January 27, 2030	1,115	1,115	225.00
January 27, 2030	300	300	241.50
January 28, 2031	6,667	6,667	241.50
September 9, 2031	9,446	9,446	412.50
December 17, 2031	501	501	525.00
Total	21,965	21,965

Restricted Stock Units. On April 1, 2023, the Company issued 4,035 Restricted Stock Units (“RSUs”) (604,158 prior to the 2024 Reverse Stock Splits), valued at $0.6 million to certain employees. A total of 1,431 RSUs (214,720 prior to the 2024 Reverse Stock Splits) vested on April 1, 2023 and another 1,298 RSUs (194,720 prior to the 2024 Reverse Stock Splits) vested on March 1, 2024. The remaining 1,306 RSUs (194,720 prior to the 2024 Reverse Stock Splits) vested on March 1, 2025.

On June 16, 2024, the Company issued 118,538 RSUs (1,184,946 prior to the 1:10 Reverse Stock Split) valued at $0.6 million to certain employees participating in the Company’s long-term incentive program. 39,514 RSUs vested on March 1, 2025, 39,514 RSUs will vest on March 1, 2026, and 39,510 will vest on March 1, 2027.

For grants of restricted stock units, we recognize compensation expense over the applicable vesting period equal to the fair value of our common stock at grant date. Grants of restricted stock units generally vest one third per year on each of the first three anniversaries of the grant date. The following table summarizes the changes in restricted stock units during the years ended December 31, 2024 and 2023.

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share

Non-vested awards, December 31, 2022	—	$—
Granted	4	151.50
Vested	(1)	151.50
Non-vested awards, December 31, 2023	3	151.50
Granted	118	5.40
Forfeitures	(3)	92.48
Vested	(1)	151.50
Non-vested awards, December 31, 2024	117	37.23

As of December 31, 2024, we estimate $0.6 million of unrecognized compensation cost related to restricted stock units issued to our employees to be recognized over the weighted-average vesting period of 1.5 years.

Employee Stock Purchase Plan. In May 2023, the Board of Directors adopted the 2023 Employee Stock Purchase Plan (“2023 ESPP”), which was subsequently approved by the Company’s stockholders and became effective in June 2023. The 2023 ESPP authorizes the initial issuance of up to 33,333 shares (5,000,000 prior to the 2024 Reverse Stock Splits) of the Company’s common stock to eligible employees, who are entitled to purchase shares of common stock equal to 85% of the closing price on the purchase date with accumulated payroll deductions. During the years ended December 31, 2024 and 2023, the Company issued 8,405 shares and 515 shares (77,242 prior to the 2024 Reverse Stock Splits), respectively, under the 2023 ESPP.

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

Common Stock Issued. Following is a discussion of common stock issuances during the periods presented:

Securities Purchase Agreement. On January 22, 2024, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single healthcare focused institutional investor for the sale by the Company of 444,445 shares (66,666,666 prior to the 2024 Reverse Stock Splits) of the Company’s common stock and warrants (the “Warrants”) to purchase 444,445 shares (66,666,666 prior to the 2024 Reverse Stock Splits) of the Company’s common stock. The shares and the warrants were issued separately and issued on a one-to-one ratio at a public offering price of $22.50 per share and accompanying warrant ($0.15 prior to the 2024 Reverse Stock Splits).

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

All 444,445 Warrants were exercised in 2024 and the Company received $2.4 million in proceeds from Warrant exercises. For each exercise, the Company remeasured the Warrants based on the exercise date, recognized a gain or loss on warrant liability, and allocated the exercised portion of the warrant liability to additional paid-in capital. The warrant liability balance was zero as of December 31, 2024. For the year ended December 31, 2024, the Company recognized $1.6 million loss on warrant liability.

Other Common Stock Issued. All issuances referenced below were unregistered and were exempt from the registration requirements of the Securities Act of 1933, as amended, under Section 4(a)(2).

●	At the time of the Merger, Clinigence had 339,741 common shares outstanding (50,961,109 prior to the 2024 Reverse Stock Splits). These amounts are shown as issued by us in the presentation of consolidated financial statements as the accounting acquiror.
●	In March 2023, we issued 6,667 common shares (1,000,000 prior to the 2024 Reverse Stock Splits) to Apollo Medical Holdings, Inc. for IPA managerial services. We recognized $1.9 million of stock-based compensation expense for this issuance.
●	We issued 16,943 shares of common stock (2,541,511 prior to the 2024 Reverse Stock Splits) in 2023 and 64,746 shares of common stock in 2024 in connection with the acquisition of two Florida IPAs. See Note 3 for discussion of 2023 Acquisitions.
●	We issued 142,348 shares of common stock (21,357,603 prior to the 2024 Reverse Stock Splits) in 2023 and 11,824 shares of common stock in 2024 to Yorkville for PPA share conversions.

Common Stock Warrants. During the year ended December 31, 2024, as part of the Securities Purchase Agreement, the Company issued warrants to purchase 444,445 shares (66,666,666 prior to 2024 Reverse Stock Splits) of Common Stock at a strike price of $22.50 ($0.15 prior to the 2024 Reverse Stock Splits) for a period of five years. These warrants were exercised as of December 31, 2024.

As of December 31, 2023, as part of the September 2023 Private Offering, the Company issued warrants to Unit Holders to purchase 71,714 shares of common stock (10,770,000 prior to the 2024 Reverse Stock Splits) at a strike price of $60.00 ($0.40 prior to the 2024 Reverse Stock Splits) for a period of six years. On March 26, 2024, the Company agreed to amend the conversion price of the Unsecured Convertible Term Notes and exercise price of the related warrants to $30.00 each, resulting in an increase in warrants of 71,801 shares (10,770,000 prior to the 2024 Reverse Stock Splits). Warrant activity is as follows:

			Weighted Average
	Warrants	Weighted Average	Remaining Contractual
	Outstanding	Exercise Price	Life (years)

Warrants outstanding at December 31, 2022	73,553	$294.16	3.80
Warrants issued	71,714	60.00
Warrants exercised	(9,710)	232.50
Warrants expired	(20)	3,750.00
Warrants outstanding at December 31, 2023	135,537	$158.16	4.42
Warrants issued	444,445	6.80
Warrants amended	71,801	30.00
Warrants exercised	(444,445)	5.34
Warrants expired	-	-
Warrants outstanding at December 31, 2024	207,338	$113.78	3.68

Warrants outstanding as of December 31, 2024 consisted of:

Expiration	Number	Number	Exercise
Date	Outstanding	Exercisable	Price

December 31, 2024	3,701	3,701	$1,000.50
October 31, 2025	108	108	187.50
October 31, 2025	10,444	10,444	232.50
February 26, 2026	1,922	1,922	600.00
July 31, 2026	16,888	16,888	232.50
May 31, 2027	30,674	30,674	262.50
October 31, 2029	16,501	16,501	30.00
November 30, 2029	57,250	57,250	30.00
December 31, 2029	5,167	5,167	30.00
January 25, 2029	64,683	64,683	30.00
Total	207,338	207,338

Note 14 – Income Taxes

Income tax expense consisted of the following:

	Year ended December 31,
	2024	2023	2022
Current taxes:
Federal	$20,908,967	$(187,842)	$6,396,753
State	6,700,838	828,067	1,682,682
Deferred taxes:
Federal	(10,736,492)	(4,156,778)	4,292,445
State	(2,396,492)	(1,550,531)	719,025
Total income tax expense	$14,476,821	$(5,067,084)	$13,090,905

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

Each of the discrete items above, as well as the non-deductible goodwill impairment expense recognized in 2024, 2023 and 2022, are one-time, non-cash items.

The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes were as follows:

	Year ended December 31,
	2024	2023	2022

Income taxes computed at the federal statutory rate	$22,694,251	$(10,183,068)	$(88,126,230)
Effect of:
State taxes, net of federal benefits	5,716,790	(2,565,163)	(17,962,513)
Income of flow-through entities	(10,850,441)	(420,119)	(2,185,760)
Change in tax status of Nutex Health Holdco LLC	-	-	21,312,374
Change in valuation allowance	(6,537,550)	7,481,880	-
Reversal of acquired Clinigence valuation allowance	-	-	(2,393,178)
Non-deductible goodwill impairment expense	1,012,625	458,750	100,682,261
Other, net	2,441,146	160,636	1,763,951
Total income tax expense	$14,476,821	$(5,067,084)	$13,090,905

Deferred tax assets and liabilities were as follows:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$-	$3,814,961
Capital loss carryforwards	944,330	1,344,478
Accrued liabilities	890,281	784,969
Accrued professional fees	6,904,165
Financing leases	12,824,838	11,780,288
Stock-based compensation	393,500	393,442
Interest expense limitation	53,146	845,940
Other	560,894	523,980
Total deferred tax assets	22,571,154	19,488,058
Deferred tax liabilities:
Cash to accrual adjustments	(2,457,238)	(4,914,654)
Property and equipment	(7,073,690)	(6,726,315)
Intangible assets	(3,910,385)	(5,164,445)
Other	(198,275)	(346,517)
Total deferred tax liabilities	(13,639,588)	(17,151,931)
Net deferred tax assets before valuation allowance	8,931,566	2,336,126
Valuation allowance	(944,330)	(7,481,880)
Net deferred tax assets (liabilities)	$7,987,236	$(5,145,754)

As of December 31, 2024 the Company fully utilized their federal and state net operating losses. The Company has a capital loss carryover of $4.5 million, that expires in 2025. Due to the uncertainty about the Company's ability to utilize the capital loss prior to the expiration date, the Company maintains a valuation allowance against that deferred tax asset.

As of December 31, 2024, the Company determined that is was more likely than not that it could generate sufficient future taxable income to fully recognize its net deferred tax assets (except as mentioned above). Accordingly, the Company reversed the valuation allowance that it maintained at December 31, 2023.

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

Note 15 – Earnings per Share

The following is the computation of earnings (loss) per basic and diluted share:

	Year ended December 31,
	2024	2023	2022
Basic earnings (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$52,179,168	$(45,786,614)	$(424,780,446)
Denominator:
Weighted average shares used to compute basic EPS	5,090,787	4,408,320	4,232,518
Basic earnings (loss) per share:	$10.25	$(10.39)	$(100.36)

Diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$52,179,168	$(45,786,614)	$(424,780,446)
Denominator:
Weighted average shares used to compute basic EPS	5,090,787	4,408,320	4,232,518
Dilutive effect of convertible note	179,500	-	-
Dilutive effect of common stock options	-	-	-
Dilutive effect of common stock warrants	53,186	-	-
Dilutive effect of unvested restricted stock	49,979	-	-
Weighted average shares used to compute diluted EPS	5,373,452	4,408,320	4,232,518
Diluted earnings (loss) per share:	$9.71	$(10.39)	$(100.36)

For the year ended December 31, 2024, the computation of diluted earnings per common share excludes 179,500 common stock issuable upon conversion of outstanding convertible debt due to antidilution.

For the year ended December 31, 2023, the computation of diluted earnings per common share excludes the exercise of 27,581 common stock options (4,137,149 prior to the 2024 Reverse Stock Splits), 135,731 warrants (20,343,562 prior to the 2024 Reverse Stock Splits), 2,596 unvested restricted stock units (389,439 prior to the 2024 Reverse Stock Split) and 16,226 shares of common stock (2,433,908 prior to the 2025 Reverse Stock Splits) issuable upon conversion of outstanding convertible debt.

For the year ended December 31, 2022, the computation of diluted earnings per common share excludes the exercise of 15,569 common stock options (2,335,402 prior to the 2024 Reverse Stock Splits) and 28,085 warrants (4,212,724 prior to the 2024 Reverse Stock Splits).

The dilutive effect of convertible debt was calculated using the if-converted method, whereas the dilutive effect of the assumed exercise of outstanding options, warrants, and unvested restricted stock was calculated using the treasury stock method.

Note 16 - Supplemental Cash Flows Information

	Year ended December 31
	2024	2023	2022
Cash paid for interest	$3,471,708	$1,639,044	$4,622,106
Cash paid for income taxes	798,990	849,358	8,233,000
Non-cash investing and financing activities:
Financed capital expenditures	1,998,129	7,935,898	18,473,184
Acquisition of financing leases	53,609,860	25,449,227	23,603,317
Modification of warrant	-	-	561,651
Reverse acquisition with Clinigence	-	-	436,695,013
Exercise of warrants on a cashless basis	-	1,268	-
Deconsolidation of Real Estate Entities	-	(4,258,133)	(38,803,892)
Debt converted to common stock	320,688	6,217,737	5,385,372
Warrants issued with convertible debt	-	1,403,877	-
Warrant liability related to common stock issuance	(7,661,557)	-	-
Non-cash effect of warrant exercises	9,270,529	-	-
Payment for acquisition in common stock	406,158	905,234	-
Common stock issued for Employee Stock Purchase Plan	85,491	14,288	-
Common stock received in sale of business	(30,250)	-	-
Rescission of warrant exercise	-	-	(26,391)

Note 17 – Segment Information

We report the results of our operations as three segments in our consolidated financial statements: (i) the hospital division, (ii) the population health management division and (iii) the real estate division.

The Company’s chief operating decision maker (“CODM”) is our Chief Executive Officer. The determination of our reporting segments was made based on our strategic priorities, which corresponds to the manner in which our CODM reviews and evaluates operating performance to make decisions about resources to be allocated. For our operating segments, the CODM uses segment operating income and segment income before tax to allocate resources (including financial and capital resources) in the annual and forecasting processes. On a monthly basis, the CODM considers month-to-month and budget-to-actual variances on a monthly basis for both measures when allocating resources to segments.

Other hospital division expenses include expenses such as facility-specific utilities, marketing and advertising, repairs and maintenance, and other tax expenses. Corporate costs primarily include expenses for support functions and salaries and benefits for corporate employees and are excluded from segment operating results.

Reportable segment information, including intercompany transactions, is presented below:

	Year ended December 31,
	2024	2023	2022
Revenue from external customers:
Hospital division	$449,063,683	$218,070,397	$198,508,245
Population health management division	30,884,950	29,575,919	20,786,061
Total revenue	$479,948,633	$247,646,316	$219,294,306

Revenue from inter-segment activities:
Real estate division	$-	$(799,850)	$269,699

Segment expenses:
Hospital division
Payroll	$114,158,300	$103,780,690	$109,321,563
Contract services	77,788,622	19,454,561	19,869,230
Medical supplies	15,285,481	14,151,140	12,118,893
Other hospital division expenses	29,511,951	28,407,079	30,195,780
Hospital division expenses	236,744,354	165,793,470	171,505,466
Population health management division expenses	27,971,030	29,487,103	19,235,728
Total segment expenses	$264,715,384	$195,280,573	$190,741,194

Depreciation and amortization:
Hospital division	$16,780,320	$15,940,716	$11,967,649
Population health management division	1,533,261	1,647,417	1,162,864
Real estate division	658,391	3,439	861
Total depreciation and amortization	$18,971,972	$17,591,572	$13,131,374

Segment operating income (loss):
Hospital division	$195,539,009	$36,336,211	$15,035,130
Population health management division	1,380,659	(1,558,601)	387,469
Real estate division	(658,391)	(3,439)	(861)
Total segment operating income	$196,261,277	$34,774,171	$15,421,738

Consolidated operating income (loss)
Total segment operating income	$196,261,277	$34,774,171	$15,421,738
Corporate and other costs	(65,640,477)	(66,547,919)	(422,020,892)
Consolidated operating income (loss)	$130,620,800	$(31,773,748)	$(406,599,154)

Segment other income (loss):
Hospital division
Interest expense, net	$18,283,988	$14,041,235	$10,367,921
Other expense (income)	(332,652)	142,278	(343,564)
Hospital division income before income taxes	$177,587,673	$22,152,698	$5,010,773
Population health management division income (loss) before income taxes	1,613,226	(1,655,905)	(35,160)
Real estate division loss before income taxes	(658,391)	(3,439)	(861)
Non-segment loss before income taxes	(68,793,766)	(68,984,154)	(424,623,465)
Income (loss) before income taxes	$109,748,742	$(48,490,799)	$(419,648,713)

Capital expenditures:
Hospital division	$2,303,897	$9,496,832	$5,926,119
Real estate division	-	-	8,706,295
Total capital expenditures	$2,303,897	$9,496,832	$14,632,414

	December 31,
	2024	2023
Assets:
Hospital division	$607,589,989	$278,635,841
Population health management division	28,338,173	83,647,378
Real estate division	19,392,231	35,962,278
Total Assets	$655,320,393	$398,245,497

Note 18 – Related Party Transactions

Related party transactions included the following:

●	The Physician LLCs employ the doctors who work in our hospitals. We have no direct ownership interest in these entities but they are owned and, in some instances, controlled by related parties including our CEO, Dr. Thomas Vo. The Physician LLCs are consolidated by the Company as VIEs because they do not have significant equity at risk, and we have historically provided support to them in the event of cash shortages and received the benefit of their cash surpluses.

In connection with the merger with Clinigence, we forgave certain amounts due from Physician LLCs for past advances made by us in support of their operations. We recognized net expense of $1.5 million in the three months ended March 31, 2022 as general and administrative expense in the consolidated statements of operations. No such expense was recognized subsequently.

The Physician LLCs had outstanding obligations to their member owners, who are also Company stockholders, totaling $0.8 million at December 31, 2024, $0.8 million at December 31, 2023 and $0.9 million at December 31, 2022 are reported within accounts payable – related party in our consolidated balance sheets.

●	Most of our hospital division facilities are leased from real estate entities which are owned by related parties. These leases are typically on a triple net basis where our hospital division is responsible for all operating costs, repairs and taxes on the facilities. Our obligations under these leases are presented in Note 9. During the years ended December 31, 2024, 2023 and 2022, we made cash payments for these lease obligations totaling $20.0 million, $15.7 million and $13.0 million, respectively.

●	We consolidate Real Estate Entities as VIEs when they do not have sufficient equity at risk and our hospital entities are guarantors or co-borrowers under their outstanding mortgage loans. The consolidated Real Estate Entities have mortgage loans payable to third parties which are collateralized by the land and buildings. We have no direct ownership interest in these entities but they are owned and, in some instances, controlled by related parties including our CEO. We deconsolidated 17 Real Estate Entities in 2022 and one Real Estate Entity in 2023, after the third-party lenders released our guarantees of associated mortgage loans. At December 31, 2024, two Real Estate Entities continue to be consolidated in our financial statements.

In connection with the merger with Clinigence, we forgave certain amounts due from Real Estate Entities for past advances made by us. We recognized net expense totaling $0.6 million in the three months ended March 31, 2022 as other expense in the consolidated statements of operations. No such expense was recognized subsequently.

●	Accounts receivable – related party included $4.3 million at December 31, 2024 and $4.1 million at December 31, 2023 due from noncontrolling interest owners of consolidated hospital facilities.

●	Micro Hospital Holding LLC, an affiliate controlled by our CEO, made advances to one of our hospital facilities, SE Texas ER. These advances totaled $1.4 million at December 31, 2024 and 2023 and are reported as accounts payable – related party in our consolidated balance sheets. The advances have no stated maturity and bear no interest.

●	Accounts payable – related party in our consolidated balance sheets included zero at December 31, 2024 and $0.9 million at December 31, 2023 for reimbursement of expenses incurred on our behalf.

In addition, we have outstanding obligations of contributions for facilities currently under construction totaling $1.6 million at December 31, 2024 and $2.1 million at December 31, 2023 reported within accounts payable-related party in our consolidated balance sheet.

●	We provide managerial services to emergency centers owned and, in some instances, controlled by related parties including an entity controlled by our CEO. We recognized zero, $0.5 million, and $1.2 million of managerial fees within the hospital division in the years ended December 31, 2024, 2023 and 2022, respectively, for these services.

●	Two of our hospital facilities are obligated under managerial services agreements with related parties commencing in 2022. Payments under these agreements totaled zero and $0.5 million for the years ended December 31, 2024 and 2023, respectively.

Note 19 – Variable Interest Entities

The following tables provide the balance sheet amounts for consolidated VIEs:

	December 31, 2024
	Real Estate	Physician
	Entities	LLCs	IPAs

Current assets	$121,960	$23,040,986	$10,109,302
Property and equipment, net	-	3,668	116,214
Other long-term assets	33,185,357	-	-

Total assets	$33,307,317	$23,044,654	$10,225,516

Current liabilities	-	-	10,225,516
Long-term liabilities	11,768,239	-	-

Total liabilities	11,768,239	-	10,225,516

Equity	21,539,078	23,044,654	-

Total liabilities and equity	$33,307,317	$23,044,654	$10,225,516

	December 31, 2023
	Real Estate	Physician
	Entities	LLCs	IPAs

Current assets	$138,342	$8,074,928	$8,473,486
Property and equipment, net	-	3,668	65,277
Other long-term assets	33,089,636	-	36,452

Total assets	$33,227,978	$8,078,596	$8,575,215

Current liabilities	38,510	5,648,516	8,575,215
Long-term liabilities	12,959,171	-	-

Total liabilities	12,997,681	5,648,516	8,575,215

Equity	20,230,297	2,430,080	-

Total liabilities and equity	$33,227,978	$8,078,596	$8,575,215

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

Real Estate Entities were consolidated by the Company as VIEs because the Entities did not have sufficient equity at risk and our hospital entities were guarantors of their outstanding mortgage loans. Since the second quarter of 2022, we deconsolidated 18 Real Estate Entities.

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

Note 20 – Quarterly Financial Data (Unaudited)

The following table presents statements of operations financial data for the fourth quarter ended December 31, 2024 and for the fourth quarter ended December 31, 2023:

	Year ended December 31, 2024	Year ended December 31, 2023
	Q4	Q4

Total revenue	$257,617,716	$69,669,473

Total operating costs and expenses	115,991,662	56,456,161
Gross profit	141,626,054	13,213,312

Corporate and other costs:
Stock-based compensation expense	14,680,454	637,159
Impairment of assets	(11,640)	29,082,203
Impairment of goodwill	-	1,139,297
General and administrative expenses	12,747,842	8,499,550
Total corporate and other costs	27,416,656	39,358,209

Operating income (loss)	114,209,398	(26,144,897)

Interest expense, net	5,052,081	4,236,553
Loss on warrant liability	536,264	-
Other expense	43,119	328,461
Income (loss) before taxes	108,577,934	(30,709,911)

Income tax expense (benefit)	8,608,746	(2,998,554)

Net income (loss)	99,969,188	(27,711,357)

Less: net income attributable to noncontrolling interests	38,273,584	3,906,540

Net income (loss) attributable to Nutex Health Inc.	$61,695,604	$(31,617,897)

Earnings (loss) per common share
Basic	$11.83	$(7.47)
Diluted	$11.12	$(7.47)

Note 21 - Subsequent Events

The Company has evaluated subsequent events through the filing of this report and determined that there have been no events that have occurred that would require adjustments to our disclosures in the consolidated financial statements.

* * * * *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of December 31, 2024. Based on this evaluation, the Company concluded that our disclosure controls and procedures were ineffective as of December 31, 2024 due to the material weakness identified as described below.

Material Weaknesses. In connection with the preparation of the Company’s annual consolidated financial statements, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).

Based on this assessment, the following material weaknesses have been identified:

●	The Company had ineffective design, implementation, and operation controls over logical access, program change management, and vendor management controls:
1)	appropriate restrictions that would adequately prevent users from gaining inappropriate access to the financially relevant systems.
2)	IT programs and data changes affecting the Company’s financial IT applications and underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT systems were complete and accurate. Automated process-level and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.
3)	key third party service provider SOC reports were obtained and reviewed.

●	Business process controls across all financial reporting processes were not effectively designed and implemented to properly address the risk of material misstatement, including controls without proper segregation of duties between preparer and reviewer and key management review controls.

●	Ineffective design and implementation of controls over the completeness and accuracy of information included in key spreadsheets supporting the financial statements.

Management has concluded that, based on applying the COSO criteria, as of December 31, 2024, the Company’s internal control over financial reporting was not effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Remediation Plans. These material weaknesses did not result in a material misstatement of the Company’s consolidated financial statements for the periods presented. In 2024, the Company started the process of designing and implementing effective internal control measures to remediate the reported material weaknesses. The Company’s efforts included implementing a new enterprise-wide system to reduce reliance on manual processes and spreadsheets supporting the financial statements. Additionally, the Company engaged an accounting firm in 2024 to assist in the proper design, implementation and testing of internal controls over financial reporting. We made additions to our accounting and financial reporting teams throughout 2024.

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

Changes in Internal Control Over Financial Reporting. We are taking actions to remediate the material weakness relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. Other Information

Trading Arrangements. During the fiscal quarter ended December 31, 2024, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Items 408(a) and 408(c) of Regulation S-K) for the purchase or sale of the Company’s securities.

Item 9C. Disclosures Regarding Foreign Jurisdiction that Prevent Inspections

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Securities Trading

The Company has adopted a securities trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees and the Company itself. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 11. Executive Compensation

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 13. Certain Relationships and Related Persons Transactions

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 14. Principal Accountant Fees and Services

The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 15. Exhibits and Financial Statement Schedules

(a) The following documents are filed as part of this Report:

(b) Exhibits:

		Incorporated by Reference (File No. 001-41346)
Exhibit No	Description	Form	Exhibit	File Date
2.1	Agreement and Plan of Merger, dated as of February 25, 2021 by and among the Registrant, AHP, Merger Sub, and the Signing Stockholder	8-K	2.1	Mar. 2, 2021
2.2	Agreement and Plan of Merger, dated as of February 25, 2021 by and among the Registrant, AHA, and Merger Sub	8-K	2.3	Mar. 2, 2021
2.3	Agreement and Plan of Merger dated as of November 23, 2021 among Clinigence Holdings, Inc., Nutex Acquisition LLC, Nutex Health Holdco LLC, Micro Hospital Holding LLC (solely for the purposes of certain Sections ), Nutex Health LLC (solely for the purposes of certain Sections) and Thomas T. Vo in his capacity as the Nutex Representative	8-K	99.1	Nov. 24, 2021
2.4	Agreement and Plan of Merger dated effective as of October 21, 2021, by and between Clinigence Holdings, Inc., Clinigence Procare Health, Inc., Procare Health, Inc. Anh Nguyen and Tram Nguyen	8-K	2.1	Oct. 21, 2021
2.5	Form of Contribution Agreement (Under Construction Hospitals) as of November 23, 2021 by and among Nutex Health Holdco LLC and the owners listed on the signature pages thereto	10-Q	2.5	Aug. 22, 2022
2.6	Form of Contribution Agreement (Ramping Hospitals) as of November 23, 2021 by and among Nutex Health Holdco LLC and the owners listed on the signature pages thereto	10-Q	2.6	Aug. 22, 2022
2.7	Form of Contribution Agreement (Mature Hospitals) as of November 23, 2021 by and among Nutex Health Holdco LLC and the owners listed on the signature pages thereto	10-Q	2.7	Aug. 22, 2022
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	July 5, 2023
3.2	Second Amended and Restated Bylaws	8-K	3.2	Apr. 4, 2022
3.3	Amendment No. 2 to Second Amended and Restated Certificate of Incorporation	8-K	3.1	July 5, 2024
3.4	Amendment to Second Amended and Restated Certificate of Incorporation	8-K	3.1	Apr. 11, 2024
4.1	Note Purchase Agreement dated May 15, 2019.	10-K	4.1	May 14, 2020
4.2	Form of Convertible Promissory Note dated November 18, 2019	8-K	10.2	Nov. 22. 2019
4.3	Form of Warrant November 18, 2019	8-K	10.3	Nov. 22. 2019
4.4	2019 Omnibus Equity Incentive Plan	S-8 (333-267710)	10.2	Sep. 30, 2022
4.5	Amended and Restated Nutex Health Inc. 2022 Equity Incentive Plan	S-8 (333-267710)	10.1	Sep. 30, 2022
4.6	Description of Common Stock	10-Q	4.6	Aug. 22, 2022
4.7	Registration Rights Agreement dated as of April 1, 2022 by and among Nutex Health Inc. and the stockholders of Nutex Health Holdco LLC set forth on Schedule A thereto	Schedule 13D	99.2	Apr. 11, 2022
4.8	Amendment No. 1 dated as of July 1, 2022 to Registration Rights Agreement dated as of April 1, 2022	10-Q	4.9	Aug. 22, 2022
4.9	Registration Rights Agreement dated as of November 14, 2022 between Nutex Health Inc. and Lincoln Park Capital Fund, LLC	8-K	10.2	Nov. 18, 2022
4.10	Amended and Restated Nutex Health Inc. 2023 Equity Incentive Plan	Schedule 14A	Appendix A	May 19, 2023
4.11	Nutex Health Inc. 2023 Employee Stock Purchase Plan	8-K	10.2	July 5, 2023
4.12	Form of 8% Convertible Promissory Note due October 31, 2025	10-K	4.12	Mar. 29, 2024
4.13	Form of Stock Purchase Warrant expiring December 31, 2029	10-K	4.13	Mar. 29, 2024
4.14	Form of Common Stock Purchase Warrant	8-K	4.1	Jan. 24, 2024
10.1	Master Services Agreement dated as of February 25, 2021 by and between AHA Management, Inc. and AHPIPA	8-K	2.2	Mar. 2, 2021
10.2	Intellectual Property Asset Purchase Agreement, dated as of May 27, 2020 by and among the Registrant, Clinigence Health, AHA, and AHA Analytics	8-K	2.1	Jun. 3, 2020

10.3	Intellectual Property License Agreement, dated as of May 27, 2020 by and between Clinigence Health and AHA Analytics	8-K	2.2	Jun. 3, 2020
10.4	Managed Services Agreement, dated as of May 27, 2020 by and between Clinigence Health and AHA Analytics	8-K	2.3	Jun. 3, 2020
10.5	Securities Purchase Agreement between Clinigence Holdings, Inc. and Apollo Medical Holdings, Inc. dated as of September 21, 2021	8-K	3.02	Oct. 1, 2021
10.6	Form of Board of Directors Agreement	8-K	10.1	Apr. 26, 2022
10.7	Employment Agreement between Thomas T. Vo and Clinigence Holdings, Inc. (to be renamed Nutex Health Inc.) dated as of April 1, 2022	8-K	10.1	Apr. 4, 2022
10.8	Employment Agreement between Warren Hosseinion and Clinigence Health Holdings, Inc. (to be renamed Nutex Health Inc.) dated April 1, 2022	8-K	10.2	Apr. 4, 2022
10.9	Employment Agreement, dated as of June 8, 2022, between the Company and Jon Bates.	8-K	10.2	Jun. 10, 2022
10.10	Form of Commercial Lease Agreement (Hospital Entities) including Parent Guarantee (Nutex Health Inc.)	10-Q	10.11	Aug. 22, 2022
10.11	Form of Construction Loan Agreement (Hospital Entities) including Personal Guarantee (Related Parties)	10-Q	10.12	Aug. 22, 2022
10.12	Purchase Agreement dated as of November 14, 2022 between Nutex Health Inc. and Lincoln Park Capital Fund, LLC	8-K	10.1	Nov. 18, 2022
10.13	Form of Restricted Stock Award Rescission Agreement	10-K	10.14	Mar. 2, 2023
10.14	Partial Option Cancellation Agreement	8-K	10.1	Jan. 4, 2023
10.15	Pre-Paid Advance Agreement by and between YA II PN, Ltd., a Cayman Islands exempt limited partnership and Nutex Health Inc., dated April 11, 2023.	8-K	10.1	Apr. 12, 2023
10.16	Employment Agreement by and between the Company and Pamela Montgomery dated August 8, 2022.	10-Q	10.1	May 15, 2023
10.17	Employment Agreement, dated as of August 28, 2023, between the Company and Joshua DeTillio.	8-K	10.1	Sep. 5, 2023
10.18	Employment Agreement between Clinigence Holdings, Inc. and Elisa Luqman dated as of October 29, 2019.	10-K	10.18	Mar. 29, 2024
10.19	Amendment to Employment Agreement between Clinigence Holdings, Inc. and Elisa Luqman dated as of February 22, 2021.	10-K	10.19	Mar. 29, 2024
10.20	Second Amendment to Employment Agreement between Clinigence Holdings, Inc. and Elisa Luqman dated as of July 1, 2021.	10-K	10.20	Mar. 29, 2024
10.21	Third Amendment to Employment Agreement between Clinigence Holdings, Inc. and Elisa Luqman dated as of August 15, 2021.	10-K	10.21	Mar. 29, 2024
10.22	Fourth Amendment to Employment Agreement between Nutex Health Inc. and Elisa Luqman dated as of June 14, 2022.	10-K	10.22	Mar. 29, 2024
10.23	Placement Agency Agreement between Maxim Group LLC and the Company dated January 22, 2024.	8-K	10.1	Jan. 22, 2024
10.24	Form of Securities Purchase Agreement dated as of January 22, 2024.	8-K	10.2	Jan. 22, 2024
10.25	Form of Notice of Grant and Stock Option Agreement	10-K	10.25	Mar. 29, 2024
10.26	Form of Restricted Stock Award Agreement	10-K	10.26	Mar. 29, 2024

10.27	Form of Restricted Unit Award Agreement	10-K	10.27	Mar. 29, 2024
10.28	Termination of Pre-Paid Advance Agreement dated February 8, 2024	10-K	10.28	Mar. 29, 2024
10.29	Addendum to Employment Agreement between Nutex Health Inc. and Thomas T. Vo dated as of February 8, 2024	8-K	10.1	Feb. 9, 2024
10.30	Employment Agreement between Nutex Health Inc. and Michael Chang dated as of September 9, 2022	10-K	10.30	Mar. 29, 2024
10.31	Amendment to Employment Agreement between Nutex Health Inc. and Michael Chang dated as of January 31, 2024	10-K	10.31	Mar. 29, 2024
19.1*	Securities Trading Policy
21.1*	List of Subsidiaries
23.1*	Consent of Marcum LLP
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Nutex Health Inc. Compensation Recovery Policy
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

March 31, 2025	/s/ Thomas T. Vo
Thomas T. Vo, M.D.
Chief Executive Officer and Chairman of the Board (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 31, 2025	/s/ Thomas T. Vo
Thomas T. Vo, M.D.
Chief Executive Officer and Chairman of the Board (principal executive officer)

March 31, 2025	/s/ Jon C. Bates
Jon C. Bates
Chief Financial Officer (principal financial officer and principal accounting officer)

March 31, 2025	/s/ Warren Hosseinion
Warren Hosseinion
President and Director

March 31, 2025	/s/ Kelvin Spears
Kelvin Spears, M.D.
Director

March 31, 2025	/s/ Cheryl Grenas
Cheryl Grenas, R.N., M.S.N.
Director

March 31, 2025	/s/ Michael L. Reed
Michael L. Reed
Director

March 31, 2025	/s/ Mitchell Creem
Michell Creem
Director

March 31, 2025	/s/ Scott J. Saunders
Scott J. Saunders
Director