Form 10-K/A
period 2024-12-31
Nutex Health, Inc.
filed 2025-04-30
CIK 1479681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

(Mark One)

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

6030 S. Rice Ave, Suite C

Houston, Texas 77081

(Address of principal executive offices and Zip Code)

Registrant’s telephone number, including area code: (713) 660-0557

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

EXPLANATORY NOTE

Nutex Health Inc. (the “Company,” “Nutex,” “we,” “us” or “our”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2024, originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2025 (the “Original Filing”), to include the information required by Items 10 through 14 of Part III of Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) of Form 10-K, which permits such information to be incorporated by reference in the Form 10-K from the Company’s definitive proxy statement if such proxy statement is filed no later than 120 days after the end of the Company’s fiscal year. The Company is filing this Amendment No. 1 to include the information required by Part III of the Original Filing to publicly disclose such information prior to the date on which the Company intends to file such proxy statement.

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

NUTEX HEALTH INC.

AMENDMENT NO. 1 TO FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2024

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Name	Age	Position
Executive Officers and Directors
Thomas T. Vo, M.D., MBA	52	Chief Executive Officer and Chairman of the Board
Warren Hosseinion M.D.	53	President and Director
Jon C. Bates	55	Chief Financial Officer
Michael Chang, M.D.	54	Chief Medical Officer
Elisa Luqman, ESQ., MBA	60	Chief Legal Officer (SEC)
Pamela Montgomery, R.N., J.D.	68	Chief Legal Officer (Healthcare & Secretary)
Mitchell Creem, MHA	69	Independent Director
Cheryl Grenas, R.N., M.S.N	65	Independent Director
Michael L. Reed, MPH	67	Independent Director
Scott J. Saunders	62	Independent Director
Kelvin Spears	64	Director

Executive Directors

Thomas T. Vo, M.D., MBA, Chief Executive Officer, Director and Chairman of the Board

Dr. Vo was appointed as the Company’s Chief Executive Officer on April 1, 2022 and elected, effective April 1, 2022, as the Chairman of the Board. Since 2010, Dr. Vo has served as the founder and executive officer of affiliates of the Company. Although no longer practicing, Dr. Vo worked as an emergency medicine physician in Houston, Texas, for over twenty years. Since 2008, Dr. Vo has been involved with the opening of over 40 freestanding emergency departments and micro hospitals. Dr. Vo holds a Bachelor of Science in Life Sciences from Kent State University and received his Doctor of Medicine from North East Ohio Universities College of Medicine. In 2004, Dr. Vo also received his Master of Business Administration from Rice University. The Company believes that Dr. Vo’s unique background in the emergency hospital field and proven management experience make him well qualified to serve as a director.

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

Executive Officers

Joshua DeTillio

Prior to joining Nutex Health on October 2, 2023 as Chief Operating Officer, Mr. DeTillio served as CEO of Bravera Health with Community Health Systems, one of the nation’s largest healthcare companies. Prior to that he served three years as the CEO of Palms West Hospital, a full service hospital owned by HCA Florida Healthcare. Beginning in 2011 he was the Chief Administrative Officer (Hospital CEO) for Gulf Coast Medical Center with Lee Health in Ft Myers, FL. Prior to Lee Health, Mr. DeTillio worked for five years for Tenet Healthcare (THC), starting in 2006 as the Chief Operating Officer for North Shore Medical Center, in Miami, FL, and as the COO for St Mary’s Medical Center in West Palm Beach, FL. Mr. DeTillio began his healthcare career in 2003 with HCA at two hospitals in Miami, FL. Prior to his work in Healthcare, Mr. DeTillio served for five years in the US Army. As an Artillery officer, he led various units and teams as a Platoon leader, Fire Support officer, Fire Direction officer, and Company Executive officer. Mr. DeTillio received his Bachelor of Science degree from the United States Military Academy at West Point. He earned a Master of Business Administration from Vanderbilt University, as well as a Master of Public Health from Harvard University. He also is a Fellow (FACHE) with the American College of Healthcare Executives.

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

Elisa Luqman, ESQ., MBA

Ms. Luqman has served as the Chief Legal Officer (SEC) of our Company since April 1, 2022. She served as the Chief Financial Officer, Executive Vice President Finance and General Counsel of Clinigence Holdings, Inc. from October 2019 until the Merger. She also served as a director of Clinigence Holdings, Inc. from October 2019 to February 2021. At Clinigence Holdings, Inc., Ms. Luqman was responsible for maintaining the corporation’s accounting records and statements, preparing its SEC filings and overseeing compliance requirements. She was an integral member of the Clinigence Holdings, Inc. team responsible for obtaining its NASDAQ Stock Market LLC (“NASDAQ”) listing and completing the reverse merger with the Company. At the Company, Ms. Luqman continues to be responsible for preparing its SEC filings and overseeing compliance requirements. Ms. Luqman has served as part time Chief Financial Officer of Cardio since March 2021. In addition, Ms. Luqman co-founded bigVault Storage Technologies, a cloud- based file hosting company acquired by Digi-Data Corporation in February 2006. From March 2006 through February 2009, Ms. Luqman was employed as Chief Operating Officer of the Vault Services Division of Digi-Data Corporation, and subsequently during her tenure with Digi-Data Corporation she became General Counsel for the entire corporation. In that capacity she was responsible for acquisitions, mergers, patents, customer, supplier, and employee contracts, and worked very closely with Digi- Data’s outside counsel firms. In March 2009, Ms. Luqman rejoined iGambit Inc. (“IGMB”) as Chief Financial Officer and General Counsel. Ms. Luqman has overseen and been responsible for IGMB’s SEC filings, FINRA filings and public company compliance requirements from its initial Form 10 filing with the SEC in 2010 through its reverse merger with Clinigence Holdings, Inc. in October 2019. Ms. Luqman received a Bachelor of Arts, a Juris Doctor, and a Master of Business Administration with a specialization in Finance from Hofstra University. Ms. Luqman is a member of the bar in New York and New Jersey.

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

Scott J. Saunders, MPPM, Director

Scott J. Saunders has been an independent director of the Company since April 11, 2024. Mr. Saunders is head of health care advisory services and has been Managing Director of Farlie Turner Gilbert & Co., LLC, a boutique middle market investment bank in Fort Lauderdale, Florida, since 2006. Since 1992, he has served as a financial and strategic advisor to middle market companies across a variety of industries, including companies primarily in the healthcare industry as well as those in financial distress. In addition, he advised companies in the media and communications, business services, industrial, and consumer products industries. The majority of transactions consummated during this period have been corporate divestitures but have also included debt and equity private placements and buy-side advisory work. He has been a guest lecturer at the University of Florida and Florida International University. In addition, he co-taught a class in management consulting to undergraduates and graduate students in the Management Department at the University of Miami. He is a frequent panelist at industry conferences on topics in healthcare M&A and financing. Throughout his career, he has developed relationships with key representatives of leading middle market private equity and private credit firms, as well as mezzanine capital firms, BDCs, and selected hedge funds. Mr. Saunders received his B.A. degree from Wesleyan University and his MPPM (now designated an MBA) degree from the Yale University School of Management. The Company believes that Mr. Saunders’s background and experience in healthcare advisory roles make him well qualified to serve as a director.

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

Board of Directors Meetings

Our Board met 24 times during the year ended December 31, 2024, including telephonic meetings. During 2024, each of our incumbent directors attended or participated telephonically in 95% or more of the aggregate of (a) the total number of meetings of the Board held during the period for which he or she served as a director and (b) the total number of meetings of all committees on which the director served during the periods that he or she served. We do not have a formal policy regarding attendance by members of our Board at our annual meeting of stockholders.

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

The Audit Committee consists of Messrs. Mitchell Creem, Michael Reed, and Scott J. Saunders, with Mitchell Creem serving as Chairman. The Board has determined that Mitchell Creem is an “audit committee financial expert” (as that term is defined under SEC rules implementing Section 407 of the Sarbanes-Oxley Act) and, each of the three audit committee members are “independent” directors that satisfy the heightened audit committee independence requirements under the NASDAQ Listing Rules and Rule 10A-3 of the Exchange Act. The Audit Committee met 12 times during the year ended December 31, 2024, including telephonic meetings.

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

Our Compensation Committee is authorized to retain the services of one or more executive compensation advisors, as it sees fit, in connection with the establishment of our executive compensation programs and related policies. In fiscal year 2023, the Board and the Compensation Committee retained Mercer, a national compensation consulting firm, to provide it with market information, analysis and other advice relating to executive compensation on an ongoing basis. The Board and the Compensation Committee engaged Mercer to, among other things, assist in developing an appropriate group of peer companies to help us determine the appropriate level of overall compensation for our executive officers, as well as to assess each separate element of compensation, with a goal of ensuring that the compensation we offer to our executive officers, individually as well as in the aggregate, is competitive and fair. We do not believe the retention of, and the work performed by Mercer creates any conflict of interest. The Compensation Committee met six times during the year ended December 31, 2024, including telephonic meetings.

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

The Nominating and Governance Committee considers a number of qualifications relating to management and leadership experience, background and integrity and professionalism in evaluating a person’s candidacy for membership on the Board. The Nominating and Governance Committee may require certain skills or attributes, such as financial or accounting experience, to meet specific board needs that arise from time to time and will also consider the overall experience and makeup of its members to obtain a broad and diverse mix of board members. The Nominating and Governance Committee does not distinguish among nominees recommended by shareholders and other persons. The Nominating and Governance Committee consists of Messrs. Michael Reed, MPH, Mitchell Creem, Scott J. Saunders and Ms. Cheryl Grenas, R.N., M.S.N., with Michael Reed, MPH serving as chairman. The Nominating and Governance Committee has adopted a charter and the charter is posted on our web site https://www.nutexhealth.com/governance-documents/. The Nominating and Governance Committee met three times during the year ended December 31, 2024, including telephonic meetings.

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
(3)	The Nominating and Governance Committee manages risks associated with the independence of members of our Board, corporate disclosure practices, potential conflicts of interest, and corporate responsibility and sustainability efforts, including the impact of ESG issues. The Nominating and Governance Committee also provides oversight of our non-

financial compliance program by monitoring our compliance policies, standards, procedures, systems and initiatives as well as oversight of our quality, regulatory and commercial compliance programs.

While each committee is responsible for evaluating certain risks and overseeing the management of such risks, the entire Board is regularly informed through committee reports about such risks. Matters of significant risk are considered by our Board as a whole.

Compensation Committee Interlocks and Insider Participation

During 2024, the members of our Compensation Committee were Mitchell Creem, MHA, Cheryl Grenas, R.N., M.S.N., Scott J. Saunders and Michael Reed, MPH, none of whom was, during fiscal year 2024, an officer or employee of the Company or was formerly an officer of the Company. Related person transactions pursuant to Item 404(a) of Regulation S-K involving those who served on the Nominating and Governance Committee during 2024 are described in “Certain Relationships and Related Person Transactions.” During 2024, none of our executive officers served as a member of the Board or Compensation Committee (or other committee performing equivalent functions) of any entity that had one or more executive officers serving on our Board or Nominating and Governance Committee.

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

Limits on Director Service on Other Company Boards

We have a highly effective and engaged Board, and we believe that our directors’ service on other companies’ boards enable them to contribute valuable knowledge and perspective to our Board activities. Nonetheless, the Board is sensitive to the external obligations of its directors and the potential for overboarding to compromise their ability to effectively serve the Company and works to evaluate and ensure that the external obligations of members of the Board does not negatively impact current Board obligations. The Company has adopted a Board Interlocking Policy that establishes guidelines and procedures to prevent conflicts of interest and ensure the independence and effectiveness of the Board of Directors.

Securities Trading

The Company has adopted a Securities Trading Policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees and the Company itself. A copy of our insider trading policy is filed as Exhibit 19.1 to our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 filed on March 31, 2025. Our policy against insider trading prohibits directors, officers, employees, the Company and other covered persons from engaging in transactions while aware of material nonpublic information about the Company. Directors, officers and certain other employees are subject to pre-clearance requirements for all transactions in the Company’s securities and are generally prohibited from transacting in the Company’s securities during designated blackout periods. Our policy against insider trading prohibits employees, officers and directors from engaging in any speculative or hedging transactions in our securities. We prohibit transactions such as puts, calls, swaps, forward sale contracts, and other derivatives or similar arrangements or instruments designed to hedge or offset decreases in the market value of our securities. No employee, officer or director may engage in short sales of our securities, hold our securities in a margin account, purchase shares of our stock on margin or pledge our securities as collateral for a loan.

Item 11. Executive Compensation

The following is a discussion of the compensation arrangements of our named executive officers. As a “smaller reporting company,” we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to “smaller reporting companies.”

Overview

This section discusses the material components of the executive compensation for Nutex executive officers who are named in the “Summary Compensation Table.” As of December 31, 2024, the “named executive officers” which consist of any person who served, during the year ended December 31, 2024, as our principal executive officer and two of our other most highly compensated officers:

●	Thomas T. Vo, M.D. MBA, Chief Executive Officer;
●	Warren Hosseinion, M.D., President;
●	Jon C. Bates, MBA, CPA, Chief Financial Officer; and
●	Joshua DeTillio, Chief Operating Officer

Executive Officers

The following table sets forth certain information with respect to our executive officers as of April 23, 2025. Biographical information with regard to Drs. Vo and Hosseinion, who also serve as directors, is presented under “Proposal 1” in our 2024 Proxy Statement.

Name	Age	Position(s)
Thomas T. Vo, MD, MBA	52	Chief Executive Officer and Chairman of the Board
Warren Hosseinion, MD	53	President and Director
Joshua DeTillio	49	Chief Operating Officer
Jon Bates, MBA, CPA	55	Chief Financial Officer
Pamela Montgomery, ESQ., LLM, MSN, BSN, RN	68	Chief Legal Officer - Healthcare
Elisa Luqman, ESQ., MBA	60	Chief Legal Officer - SEC
Michael Chang, MD	54	Chief Medical Officer

Summary Compensation Table

The following table sets forth information concerning the compensation of our named executive officers (“NEOs”) for each of the years ended December 31, 2024 and 2023.

As applicable, compensation was paid to such officers in their capacities at each of pre-merger Clinigence and pre-merger Nutex Health Holdco, respectively, based on compensation decisions made at and performance of these respective entities.

						Option	All Other
		Salary	Stock	Bonus(8)		Awards	Compensation		Total
Name and Principal Position	Year	($)	($)	($)		($)	($)		($)
Thomas T. Vo	2024	557,692	81,000	500,000		—	23,522	(5)	1,162,214
Chief Executive Officer(1)	2023	1,000,000	—	—		—	20,395	(5)	1,020,395
Warren Hosseinion	2024	755,100	61,163	377,500		—	49,669	(5)	1,243,432
President(2)	2023	711,537	—	—		—	24,489	(5)	736,026
Jon Bates	2024	324,677	29,746	275,000	(6)	—	53,155	(5)	682,578
Chief Financial Officer(3)	2023	300,000	69,505	—	(7)	—	49,241	(5)	418,746
Joshua DeTillio	2024	434,808	34,425	297,500		—	43,931	(5)	810,664
Chief Operating Officer(4)	2023	98,077	—	—		—	9,183		107,260
(1)	Dr. Vo was appointed Chief Executive Officer of Nutex Health Inc. on April 1, 2022 with an annual base salary of $1,000,000. On February 8, 2024, Dr. Vo voluntarily agreed to a temporary 50% reduction in annual base salary to $500,000 per year. Effective January 1, 2025, the Board restored Dr. Vo’s annual base salary to 100%. Prior to April 1, 2022, Dr. Vo was Chief Executive Officer of an affiliate of Nutex Health Holdco LLC.
(2)	Dr. Hosseinion was appointed President of the Company on April 1, 2022 with an annual base salary of $750,000. Prior to April 1, 2022, and starting February 26, 2021, Dr. Hosseinion was Chief Executive Officer of Clinigence Holdings, Inc. with a base salary of $475,000.
(3)	Jon Bates, MBA, CPA was appointed Chief Financial Officer of the Company effective June 30, 2022, with an annual base salary of $300,000. In August 2024 the Board increased Mr. Bates annual base salary to $350,000.
(4)	Joshua DeTillio, MBA, CPA was appointed Chief Operating Officer of the Company effective September 5, 2032, with an annual base salary of $425,000.
(5)	Reflects health, dental and life insurance premiums, and 401(k) employer match paid for the applicable year.
(6)	Restricted stock award of 331 and 464 shares (49,505 and 69,505 shares before the 2024 Reverse Stock Splits) which vested on March 31, 2024 and April 1, 2023, respectively and Restricted stock units granted in 2024. The amount reflects the vesting date and grant date fair market value, respectively. The amount reported does not reflect the compensation actually received.
(7)	The amount reflects the grant date fair value of long term incentive awards. The amount reported does not reflect compensation actually received.
(8)	The amount reflects bonuses earned for 2024 performance awards. The amount reported does not reflect compensation and paid in 2025. Compensation was actually received. in 2025.

Narrative to Summary Compensation Table

2024 Salaries

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

In 2024, the NEOs received an annual base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities. The 2023 annual base salaries for our NEOs were $1,000,000 for Thomas T. Vo, $750,000 for Warren Hosseinion, $300,000 for Jon C. Bates and $425,000 for Joshua DeTillio.

2024 Bonuses

Our NEOs were eligible to earn cash bonuses for work performed in calendar year 2024, as determined by our Board and Compensation Committee (or a subcommittee thereof). Cash bonuses of $1.45 million were awarded to NEOs collectively in March 2025 for fiscal year 2024.

Executive Compensation, Change of Control and Severance Arrangements

We have entered into offers of employment letters or employment agreements with each of our named executive officers: Drs. Vo and Hosseinion, and Jon Bates, our Chief Financial Officer. The material terms of these agreements are described below.

Thomas T. Vo entered into an employment agreement with the Company to serve as Chief Executive Officer of the Company for a five-year term following completion of the Merger for an annual base salary of $1,000,000, subject to a three percent minimum increase annually and review on at least an annual basis. On February 8, 2024, Dr. Vo voluntarily agreed to a 50% reduction of his annual salary to $500,000. Effective January 1, 2025, the Board restored his annual base to 100%. Dr. Vo is eligible to receive an annual cash bonus, the decision to provide, amount and terms of which are in the sole and absolute discretion of the Compensation Committee of the Board. In addition, Dr. Vo is entitled to participate in the 2022 Plan. Dr. Vo’s employment may be terminated at any time by Dr. Vo or the Company, subject to certain notice requirements. Upon termination of Dr. Vo’s employment by the Company without cause or Dr. Vo’s resignation for good reason and completion of a general release of claims, Dr. Vo will be entitled to receive (i) an amount equal to three times Dr. Vo’s most recent base salary, plus (ii) a proportional payment of any annual bonus amount Dr. Vo would have earned with respect to days employed during the year of termination, and (iii) treatment of any outstanding equity awards as determined in accordance with the terms of the applicable award agreements. In the event that Dr. Vo’s employment is terminated by the Company for cause, Dr. Vo will be entitled to receive any earned but unpaid base salary and annual bonus for services rendered through the date of termination and compensation or benefits vested subject to the terms of the applicable compensation or benefits program or arrangement. The Vo Employment Agreement also includes provisions regarding confidentiality, the assignment of intellectual property of the Company, participation in the Company’s employee benefit plans and reimbursement of expenses.

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

Jon Bates, in connection with his appointment as the Company’s Chief Financial Officer, entered into a two-year employment agreement with the Company pursuant to which Mr. Bates receives a base annual salary of $300,000, subject to annual review by the Company’s Chief Executive Officer and Board. In August 2024, the Board increased Mr. Bates’ base annual salary to $350,000. The employment agreement contains automatic one-year extensions at the end of each term unless 60-day advance notice of non-extension is delivered by either party. In the event the Company (or its successor) terminates Mr. Bates employment without cause or Mr. Bates resigns for good reason, severance benefits would be twelve months of base salary and a cash subsidy for group medical, dental and vision programs for twelve months. No severance is payable under the Bates Agreement if Mr. Bates employment is terminated by the Company for cause (as defined in the Bates Agreement), Mr. Bates resigns without good reason (as defined in the Bates Agreement) or is unable to perform due to death or disability. Mr. Bates is entitled to receive payment of all salary and benefits accrued up to the termination date of his employment upon any termination of employment, unpaid expense reimbursements, and accrued but unused paid time off within thirty (30) days. Mr. Bates will also be eligible to receive an annual cash bonus in an amount of up to forty percent (40%) of his base salary. The amount of the annual bonus will be recommended by the Chief Executive Officer at his discretion and approved by the Board. Mr. Bates will be eligible to participate in the Company’s long-term incentive plan that may be available to similarly positioned executives.

Joshua DeTillio, in connection with his appointment as the Company’s Chief Operating Officer, entered into a two-year employment agreement with the Company pursuant to which Mr. DeTillio receives a base annual salary of $425,000, subject to annual review by the Company’s Chief Executive Officer and Board. The employment agreement contains automatic one-year extensions at the end of each term unless 60 day advance notice of non-extension is delivered by either party. In the event the Company (or its successor) terminates Mr. DeTillio employment without cause or Mr. DeTillio resigns for good reason, severance benefits would be twelve months of base salary and a cash subsidy for group medical, dental and vision programs for twelve months. No severance is payable under the DeTillio Agreement if Mr. DeTillio’s employment is terminated by the Company for cause (as defined in the DeTillio Agreement), Mr. DeTillio resigns without good reason (as defined in the DeTillio Agreement) or is unable to perform due to death or disability. Mr. DeTillio is entitled to receive payment of all salary and benefits accrued up to the termination date of his employment upon any termination of employment, unpaid expense reimbursements, and accrued but unused paid time off within thirty (30) days. Mr. DeTillio will also be eligible to receive an annual cash bonus in an amount of up to seventy percent (70%) of his base salary. The amount of the annual bonus will be recommended by the Chief Executive Officer at his discretion and approved by the Board. Mr. DeTillio will be eligible to participate in the Company’s long-term incentive plan that may be available to similarly positioned executives.

Equity Awards at 2024 Fiscal Year End

The following table presents certain information concerning the outstanding option and RSU awards held as of December 31, 2024 by each NEO. The market values below are based on the reported closing market price of our common stock on Nasdaq as of December 30, 2024 ($31.69 per share).

	Option Awards				Stock Awards
								Equity
								Incentive
							Equity	Plan
							Incentive	Awards:
							Plan	Market or
							Awards:	Payout
							Number of	Value of
						Market	Unearned	Unearned
					Number of	Value of	Shares,	Shares,
	Number of	Number of			Shares or	Shares or	Units or	Units or
	Securities	Securities			Units of	Units of	Other	Other
	Underlying	Underlying			Stock That	Stock That	Rights That	Rights That
	Unexercised	Unexercised	Option	Option	Have Not	Have Not	Have Not	Have Not
	Options(#):	Options (#):	Exercise	Expiration	Vested	Vested	Vested	Vested
Name	Exercisable	Unexerciseable	Price ($)	Date	(#)	($)	($)	($)
Thomas Vo	—	—	—	—	15,000	—	—	475,350
Warren Hosseinion	334	—	225.00	1/27/2030	—	—	—	—
	667	—	225.00	5/11/2027	—	—	—	—
	4,000	—	241.50	1/28/2031	—	—	—	—
	5,732	—	412.50	9/9/2031	—	—	—	—
Jon C. Bates	—	—	—	—	4,831	—	—	153,094
Joshua DeTillio	—	—	—	—	6,375	—	—	202,024

Benefits, Compensation, and other Considerations

Pension Benefits. None of the NEOs participates in or has account balances in qualified or non-qualified defined benefit plans sponsored by Nutex.

Nonqualified Deferred Compensation. None of the NEOs participates in or has account balances in non-qualified defined contribution plans or other deferred compensation plans maintained by Nutex.

Health and Welfare Plans. In 2024, we reimbursed our President for medical benefits pursuant to his employment agreement as set forth in the executive compensation table above, and the remaining NEOs participated in a 401(k) retirement savings plan maintained by Nutex. The Internal Revenue Code allows eligible employees to defer a portion of their compensation, within prescribed limits, on a pre-tax basis through contributions to the 401(k) plan. In 2024, the Company made matching contributions up to 3% under the 401(k) plan.

In 2024, the NEOs participated in standard health and welfare plans maintained by Nutex Health Inc. We believe the benefits described above are necessary and appropriate to provide a competitive compensation package to our NEOs.

Tax Gross-Ups. There were no gross up payments in 2024. Each employment agreement provides that if the compensation and benefits payable under such agreement would constitute a “parachute payment” under Section 280G of the Internal Revenue Code, then the employment agreement or award agreements, as the case may be, would provide either the full amount or a lesser amount such that no portion is subject to Section 280G, whichever provides the higher after-tax amount, including the potential taxes under Section 4999.

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

Tax and Accounting Considerations. While our Compensation Committee generally considers the financial accounting and tax implications to us of its executive compensation decisions, neither element was a material consideration in the compensation awarded to our NEOs in 2024. We are generally entitled to a U.S. federal income tax deduction with respect to compensation income paid to our service providers, subject to limitation under Section 162(m) of the Code, with respect to compensation in excess of $1 million paid in any one year to each of certain of our current and former executive officers. Although the Compensation Committee will continue to consider tax implications as one factor in determining executive compensation, the Compensation Committee also looks at other factors in making its decisions and retains the flexibility to provide compensation for our NEOs in a manner consistent with the goals of our executive compensation program and the best interests of the Company and its stockholders, which may include providing for compensation that is not deductible by the Company due to the deduction limit under Section 162(m).

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

Grants of Plan-Based Awards in 2024

During the fiscal year ended December 31, 2024 119,039 RSUs (1,189,960 RSUs before the June 2024 Reverse Stock Split) equity awards were made pursuant to the Amended and Restated Nutex Health Inc. 2023 Equity Incentive Plan (the “2023 Plan”). The Board increased the aggregate number of shares available under the 2023 Plan in 2024 by 4,513. A total of 6,235 shares were available for issuance under the 2023 Plan at December 31, 2024.

Option Exercises and Stock Vested in 2024

	Number of	Value	Number of
	Shares	Realized	Shares	Value
	Acquired on	on	Acquired on	Realized
	Exercise	Exercise	Vesting	on Vesting
Name	(#)	($)	(#)	($)(1)
Jon C. Bates	—	—	330	$5,446
(1)	49,505 shares before the 2024 Reverse Stock Splits. The amount reflects the vesting date fair market value.

Potential Payments upon Termination or Change in Control

The table below sets forth the estimated amount of payments and other benefits each NEO would have been entitled to receive upon the occurrence of the indicated event, assuming that the event occurred on December 31, 2024. The information is provided relative to the NEO’s termination or change in control policies or arrangements in place on such date. The values relating to vesting of stock options and RSU awards are based upon a per share fair market value of our common stock of $0.18 the closing price of a share of our common stock as reported on Nasdaq on December 31, 2023, the last trading day in 2023.

	Salary and
	Other Cash		Vesting of	Vesting of	Health and
	Payments	Bonus	Stock Options	RSUs	Dental Benefits	Total
Name	($)(1)	($)(2)	($)(3)	($)	($)(4)	($)
Thomas T. Vo	3,000,000	—	—	—	—	3,013,634
Warren Hosseinion	1,500,000	—	—	—	—	1,524,207
Jon C. Bates	350,000	—	—	—	—	373,373
Joshua DeTillio	425,000	—	—	—	—	425,000
(1)	Upon termination of employment by the Company without cause or resignation for good reason, Dr. Vo will be entitled to receive an amount equal to three times Dr. Vo’s most recent base salary, Dr. Hosseinion’s will be entitled to receive a cash payment equal to two times Dr. Hosseinion’s most recent base salary and Messrs. Bates and DeTillio will be entitled to twelve months of base salary.
(2)	Upon termination of employment by the Company without cause or resignation for good reason, Dr. Vo will be entitled a proportional payment of any annual bonus amount Dr. Vo would have earned with respect to days employed during the year of termination, Mr. Bates will be entitled an annual cash bonus in an amount of up to forty percent `of his base salary, Mr.DeTillio will be entitled an annual cash bonus in an amount of up to seventy percent `of his base salary and Dr. Hosseinion will be entitled an annual cash bonus as determined by the Board. There were no accrued and unpaid bonuses as of December 31, 2024.
(3)	There are no unvested Stock Options as of December 31, 2024.
(4)	Upon termination of employment by the Company without cause or resignation for good reason Dr. Hosseinion, Mr. Bates and Mr. DeTillio are entitled to an amount equal to the premium amounts paid for group medical, dental and vision coverage for a period of twelve months.

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

Cash Retainers.

We provide our non-executive directors with cash retainers, paid monthly. The annual cash retainer for each non-executive director is $150,000. Additionally, we provided the following annual cash retainers in fiscal year 2024, which are prorated for partial years of service:

Additional Annual Retainer for Committee Membership:
Audit Committee Chairman	$20,000
Compensation Committee Chairman	$15,000
Nominating and Governance Committee Chairman	$15,000

In 2024, we provided the following cash retainers to our non-executive directors:

Mitchell Creem, Audit Committee Chair	$169,160
Cheryl Grenas, Compensation Committee Chair	$162,500
Michael Reed, Nominating and Governance Audit Committee Chair	$165,000
Scott J. Saunders, Director	$107,955

The following table presents compensation received by our non-executive directors during fiscal year 2024. Messrs. Vo and Hosseinion did not receive compensation for their service on the Board and the compensation paid to Messrs. Vo and Hosseinion as employees of Nutex are set forth under the 2024 Summary Compensation Table:

	Fees Earned or
	Paid	Stock
Name	in Cash ($)	Awards ($)	Total ($)
Mitchell Creem	169,160	—	169,160
Cheryl Grenas	162,500	—	162,500
Michael Reed	165,000	—	165,000
Scott J. Saunders	107,955	—	107,955

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information, as of April 23, 2025, with respect to holdings of our common stock:

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

All information set forth in the table below is adjusted for the Company’s 2024 Reverse Stock Splits and is based on 5,565,679 shares of common stock outstanding as of April 23, 2025.

	Amount and Nature of
Name of Beneficial Owner	Beneficial Ownership	Percent of Class
Tom Vo, Chairman and CEO(1)	1,857,879	32.88%
Warren Hosseinion, President and Director(2)	30,329	*
Mitchell Creem, Director(3)	2,627	*
Cheryl Y. Grenas, Director	67	*
Michael L. Reed, Director(4)	67	*
Scott J. Saunders, Director	—	*
Kelvin Spears, Director(5)	32,432	*
Joshua DeTillio, Chief Operating Officer(6)	17,133	*
Jon C. Bates, Chief Financial Officer(7)	11,388	*
Michael Chang, Chief Medical Officer(8)	86,041	1.55%
Pamela Montgomery, Chief Legal Officer - Healthcare(9)	6,371	*
Elisa Luqman. Chief Legal Officer - SEC(10)	10,519	*
Executive Officers and Directors as a Group	2,054,853	36.92%
*	Less than 1%.
(1)	Micro Hospital Holding LLC (“MHH”) is the direct beneficial owner of 1,813,965 shares of Common Stock. Dr. Vo, the Chairman and Chief Executive Officer of the Company, as the 100% owner and sole manager of MHH, is the indirect beneficial owner of such shares. Vo Family Limited Partnership ("VFLP") is the direct beneficial owner of 23,914 shares of Common Stock. Dr. Vo, the Chairman and Chief Executive Officer of the Company, as the 100% sole trustee of VFLP, is the indirect beneficial owner of such shares. Includes 10,000 Restricted Stock Unit (RSUs) which vest in two equal installments vesting 1/2 each on March 1, 2026 and March 1, 2027 and 10,000 Restricted Stock Unit (RSUs) which vest in three equal installments vesting 1/3 each on March 1, 2026, March 1, 2027 and March 1, 2028.
(2)	Includes options to purchase 1,000 shares of the common stock at $225.00 per share, options to purchase 4,000 shares of the common stock at $241.50 per share, options to purchase 5,732 shares of the common stock at $412.50 per share, 7,551 Restricted Stock Unit (RSUs) which vest in two equal installments vesting 1/2 each on March 1, 2026 and March 1, 2027 and 7,551 Restricted Stock Unit (RSUs) which vest in three equal installments vesting 1/3 each on March 1, 2026, March 1, 2027 and March 1, 2028.
(3)	The Creem Family Trust ("CREEM") is the direct beneficial owner of 545 shares of Common Stock. Mitchell Creem, the co-trustee of CREEM, is the indirect beneficial owner of such shares. Includes options to purchase 68 shares of the common stock at $834.00 per share, options to purchase 500 shares of common stock at $225.00 per share, options to purchase 300 shares of common stock at $241.50 per share, and options to purchase 1,214 shares of common stock at $412.50 per share.
(4)	Michael L Reed Trust IRA ("MLRTIRA"), the direct beneficial owner of 67 shares of Common Stock. Micheal L Reed, the sole trustee of MLRTIRA, is the indirect beneficial owner of such shares.
(5)	Includes 286 Restricted Stock Unit (RSUs) which vest in two equal installments vesting 1/2 each on March 1, 2026 and March 1, 2027, and 120 Restricted Stock Unit (RSUs) which vest in three equal installments vesting 1/3 each on March 1, 2026, March 1, 2027 and March 1, 2028.

(6)	Includes 4,250 Restricted Stock Unit (RSUs) which vest in two equal installments vesting 1/2 each on March 1, 2026 and March 1, 2027 and 5,950 Restricted Stock Unit (RSUs) which vest in three equal installments vesting 1/3 each on March 1, 2026, March 1, 2027 and March 1, 2028.
(7)	Includes 3,000 RSUs which vest in two equal installments vesting 1/2 each on March 1, 2026 and March 1, 2027 and 3,500 RSUs which vest in three equal installments vesting 1/3 each on March 1, 2026, March 1, 2027 and March 1, 2028
(8)	Michael Chang PLLC ("CHANG") is the direct beneficial owner of 80,057 shares of Common Stock. Dr. Chang as the 100% owner and sole manager of CHANG, is an indirect beneficial owner of such shares. Includes 2,500 Restricted Stock Unit (RSUs) which vest in ttwo equal installments vesting 1/2 each on March 1, 2026 and March 1, 2027 and 2,500 Restricted Stock Unit (RSUs) which vest in three equal installments vesting 1/3 each on March 1, 2026, March 1, 2027 and March 1, 2028.
(9)	Includes 2,500 Restricted Stock Unit (RSUs) which vest in two equal installments vesting 1/2 each on March 1, 2026 and March 1, 2027, and 2,500 Restricted Stock Unit (RSUs) which vest in three equal installments vesting 1/3 each on March 1, 2026, March 1, 2027 and March 1, 2028.
(10)	Includes 10 shares of common stock held by Muhammad Luqman, Ms. Luqman’s husband, options to purchase 782 shares of the commons stock at $225.00 per share, options to purchase 2,667 shares of the common stock at $241.50 per share, options to purchase 1,000 shares of common stock at $412.50 per share and 2,500 Restricted Stock Unit (RSUs) which vest in two equal installments vesting 1/2 each on March 1, 2026 and March 1, 2027, and 2,500 Restricted Stock Unit (RSUs) which vest in three equal installments vesting 1/3 each on March 1, 2026, March 1, 2027 and March 1, 2028.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors, and persons who beneficially own more than 10% of our common stock to file with the SEC reports of their ownership and changes in their ownership of our common stock. To our knowledge, based solely on review of the copies of such reports and amendments to such reports with respect to the year ended December 31, 2024 filed with the SEC and on written representations by our directors and executive officers, all required Section 16 reports under the Exchange Act for our directors, officers and beneficial owners of greater than 10% of our common stock were filed on a timely basis during the year ended December 31, 2024 other than one Form 3 filed by Kelvin Spears, which was filed late.

Item 13. Certain Relationships and Related Persons Transactions, and Director Independence

Since January 1, 2024, we have engaged in the following transactions with our directors and executive officers and holders of more than 5% of our voting securities and affiliates of our directors, executive officers and such 5% stockholders. We believe that all the transactions described below were made on terms no less favorable to us than could have been obtained from unaffiliated third parties.

Related Person Transactions

Our Chief Executive Officer Thomas T. Vo has interests in Physician LLCs controlled by or affiliated with Dr. Vo (“Physician LLCs”), real estate entities and Micro Hospital Holding LLC, an affiliate of the Company, which has been consolidated by the Company as a variable interest entity.

The Physician LLCs employ the doctors who work in our hospitals. We have no direct ownership interest in these entities but they are owned and, in some instances, controlled by related parties including our CEO, Dr. Thomas Vo. The Physician LLCs are consolidated by the Company as VIEs because they do not have significant equity at risk, and we have historically provided support to them in the event of cash shortages and received the benefit of their cash surpluses. The Physician LLCs had outstanding obligations to their member owners, who are also Company stockholders, totaling $0.8 million at December 31, 2024 reported within accounts payable – related party in our consolidated balance sheets

Most of our hospital division facilities are leased from real estate entities which are owned by related parties, namely the members of the applicable Physician LLCs. These leases are typically on a triple net basis where our hospital division is responsible for all operating costs, repairs and taxes on the facilities. During the year ended December 31, 2024, we made cash payments for these lease obligations totaling $20.0 million.

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

Accounts receivable – related party included $4.3 million at December 31, 2024 due from noncontrolling interest owners of consolidated hospital facilities.

Micro Hospital Holding LLC, an affiliate controlled by our CEO, made advances to one of our hospital facilities, SE Texas ER. These advances totaled $1.4 million on December 31, 2024 and are reported as accounts payable – related party in our consolidated balance sheets. The advances have no stated maturity and bear no interest.

We have outstanding obligations of contributions for facilities currently under construction totaling $1.6 million at December 31, 2024, reported within accounts payable-related party in our consolidated balance sheet.

We provide managerial services to emergency centers owned and, in some instances, controlled by related parties including an entity controlled by our CEO. We recognized zero managerial fees within the hospital division in the year ended December 31, 2024, for these services.

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

Our Board has also adopted a written Business Opportunity Policy, the purpose of which is to establish guidelines and procedures for identifying, evaluating, and addressing potential business opportunities that may arise for the Company, and its directors and officers. This policy aims to ensure that such opportunities are handled in a manner that promotes the best interests of the Company and avoids conflicts of interest.

Director Independence

For the information required by this item relating to the independence of our directors please see “Directors, Executive Officers and Corporate Governance” in Item 10 of this Amendment No. 1.

Item 14. Principal Accountant Fees and Services

The following table summarizes the fees billed for professional services by Marcum LLP for the years ended December 31, 2024 and 2023:

	Year Ended December 31,
	2024	2023
Audit Fees	$1,507,567	$1,601,868
Audit Related Fees	40,000	105,060
Tax Fees	—	—
Other Fees	—	—
Total	$1,547,567	$1,706,928

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

Auditor Independence

In 2024, there were no other professional services provided by Marcum LLP, other than those listed above, that would have required our Audit Committee to consider their compatibility with maintaining the independence of Marcum LLP.

Pre-Approval Policies and Procedures

Our Audit Committee is required to pre-approve the audit and non-audit services performed by our independent registered public accounting firm in order to assure that the provision of such services does not impair the auditor’s independence. Any proposed services exceeding pre-approved cost levels require specific pre-approval by our Audit Committee.

Our Audit Committee at least annually reviews and provides general pre-approval for the services that may be provided by the independent registered public accounting firm. The term of the general pre-approval is 12 months from the date of approval, unless our Audit Committee specifically provides for a different period. If our Audit Committee has not provided general pre-approval, then the type of service requires specific pre-approval by our Audit Committee.

All services performed and related fees billed by Marcum LLP, during fiscal years 2023 and 2024 were pre-approved by our Audit Committee pursuant to regulations of the SEC.

Item 15. Exhibits and Financial Statement Schedules

(b) Exhibits:

		Incorporated by Reference (File No. 001-41346)
Exhibit No	Description	Form	Exhibit	File Date
2.1	Agreement and Plan of Merger, dated as of February 25, 2021 by and among the Registrant, AHP, Merger Sub, and the Signing Stockholder	8-K	2.1	Mar. 2, 2021
2.2	Agreement and Plan of Merger, dated as of February 25, 2021 by and among the Registrant, AHA, and Merger Sub	8-K	2.3	Mar. 2, 2021
2.3	Agreement and Plan of Merger dated as of November 23, 2021 among Clinigence Holdings, Inc., Nutex Acquisition LLC, Nutex Health Holdco LLC, Micro Hospital Holding LLC (solely for the purposes of certain Sections ), Nutex Health LLC (solely for the purposes of certain Sections) and Thomas T. Vo in his capacity as the Nutex Representative	8-K	99.1	Nov. 24, 2021
2.4	Agreement and Plan of Merger dated effective as of October 21, 2021, by and between Clinigence Holdings, Inc., Clinigence Procare Health, Inc., Procare Health, Inc. Anh Nguyen and Tram Nguyen	8-K	2.1	Oct. 21, 2021
2.5	Form of Contribution Agreement (Under Construction Hospitals) as of November 23, 2021 by and among Nutex Health Holdco LLC and the owners listed on the signature pages thereto	10-Q	2.5	Aug. 22, 2022
2.6	Form of Contribution Agreement (Ramping Hospitals) as of November 23, 2021 by and among Nutex Health Holdco LLC and the owners listed on the signature pages thereto	10-Q	2.6	Aug. 22, 2022
2.7	Form of Contribution Agreement (Mature Hospitals) as of November 23, 2021 by and among Nutex Health Holdco LLC and the owners listed on the signature pages thereto	10-Q	2.7	Aug. 22, 2022
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	July 5, 2023
3.2	Second Amended and Restated Bylaws	8-K	3.2	Apr. 4, 2022
3.3	Amendment No. 2 to Second Amended and Restated Certificate of Incorporation	8-K	3.1	July 5, 2024
3.4	Amendment to Second Amended and Restated Certificate of Incorporation	8-K	3.1	Apr. 11, 2024
4.1	Note Purchase Agreement dated May 15, 2019.	10-K	4.1	May 14, 2020
4.2	Form of Convertible Promissory Note dated November 18, 2019	8-K	10.2	Nov. 22. 2019
4.3	Form of Warrant November 18, 2019	8-K	10.3	Nov. 22. 2019
4.4	2019 Omnibus Equity Incentive Plan	S-8 (333-267710)	10.2	Sep. 30, 2022
4.5	Amended and Restated Nutex Health Inc. 2022 Equity Incentive Plan	S-8 (333-267710)	10.1	Sep. 30, 2022
4.6	Description of Common Stock	S-3 (333-286554)	4.10	April 15, 2025
4.7	Registration Rights Agreement dated as of April 1, 2022 by and among Nutex Health Inc. and the stockholders of Nutex Health Holdco LLC set forth on Schedule A thereto	Schedule 13D	99.2	Apr. 11, 2022
4.8	Amendment No. 1 dated as of July 1, 2022 to Registration Rights Agreement dated as of April 1, 2022	10-Q	4.9	Aug. 22, 2022
4.9	Registration Rights Agreement dated as of November 14, 2022 between Nutex Health Inc. and Lincoln Park Capital Fund, LLC	8-K	10.2	Nov. 18, 2022
4.10	Amended and Restated Nutex Health Inc. 2023 Equity Incentive Plan	Schedule 14A	Appendix A	May 19, 2023
4.11	Nutex Health Inc. 2023 Employee Stock Purchase Plan	8-K	10.2	July 5, 2023
4.12	Form of 8% Convertible Promissory Note due October 31, 2025	10-K	4.12	Mar. 29, 2024
4.13	Form of Stock Purchase Warrant expiring December 31, 2029	10-K	4.13	Mar. 29, 2024
4.14	Form of Common Stock Purchase Warrant	8-K	4.1	Jan. 24, 2024
10.1	Master Services Agreement dated as of February 25, 2021 by and between AHA Management, Inc. and AHPIPA	8-K	2.2	Mar. 2, 2021
10.2	Intellectual Property Asset Purchase Agreement, dated as of May 27, 2020 by and among the Registrant, Clinigence Health, AHA, and AHA Analytics	8-K	2.1	Jun. 3, 2020

10.3	Intellectual Property License Agreement, dated as of May 27, 2020 by and between Clinigence Health and AHA Analytics	8-K	2.2	Jun. 3, 2020
10.4	Managed Services Agreement, dated as of May 27, 2020 by and between Clinigence Health and AHA Analytics	8-K	2.3	Jun. 3, 2020
10.5	Securities Purchase Agreement between Clinigence Holdings, Inc. and Apollo Medical Holdings, Inc. dated as of September 21, 2021	8-K	3.02	Oct. 1, 2021
10.6	Form of Board of Directors Agreement	8-K	10.1	Apr. 26, 2022
10.7	Employment Agreement between Thomas T. Vo and Clinigence Holdings, Inc. (to be renamed Nutex Health Inc.) dated as of April 1, 2022	8-K	10.1	Apr. 4, 2022
10.8	Employment Agreement between Warren Hosseinion and Clinigence Health Holdings, Inc. (to be renamed Nutex Health Inc.) dated April 1, 2022	8-K	10.2	Apr. 4, 2022
10.9	Employment Agreement, dated as of June 8, 2022, between the Company and Jon Bates.	8-K	10.2	Jun. 10, 2022
10.10	Form of Commercial Lease Agreement (Hospital Entities) including Parent Guarantee (Nutex Health Inc.)	10-Q	10.11	Aug. 22, 2022
10.11	Form of Construction Loan Agreement (Hospital Entities) including Personal Guarantee (Related Parties)	10-Q	10.12	Aug. 22, 2022
10.12	Purchase Agreement dated as of November 14, 2022 between Nutex Health Inc. and Lincoln Park Capital Fund, LLC	8-K	10.1	Nov. 18, 2022
10.13	Form of Restricted Stock Award Rescission Agreement	10-K	10.14	Mar. 2, 2023
10.14	Partial Option Cancellation Agreement	8-K	10.1	Jan. 4, 2023
10.15	Pre-Paid Advance Agreement by and between YA II PN, Ltd., a Cayman Islands exempt limited partnership and Nutex Health Inc., dated April 11, 2023.	8-K	10.1	Apr. 12, 2023
10.16	Employment Agreement by and between the Company and Pamela Montgomery dated August 8, 2022.	10-Q	10.1	May 15, 2023
10.17	Employment Agreement, dated as of August 28, 2023, between the Company and Joshua DeTillio.	8-K	10.1	Sep. 5, 2023
10.18	Employment Agreement between Clinigence Holdings, Inc. and Elisa Luqman dated as of October 29, 2019.	10-K	10.18	Mar. 29, 2024
10.19	Amendment to Employment Agreement between Clinigence Holdings, Inc. and Elisa Luqman dated as of February 22, 2021.	10-K	10.19	Mar. 29, 2024
10.20	Second Amendment to Employment Agreement between Clinigence Holdings, Inc. and Elisa Luqman dated as of July 1, 2021.	10-K	10.20	Mar. 29, 2024
10.21	Third Amendment to Employment Agreement between Clinigence Holdings, Inc. and Elisa Luqman dated as of August 15, 2021.	10-K	10.21	Mar. 29, 2024
10.22	Fourth Amendment to Employment Agreement between Nutex Health Inc. and Elisa Luqman dated as of June 14, 2022.	10-K	10.22	Mar. 29, 2024
10.23	Placement Agency Agreement between Maxim Group LLC and the Company dated January 22, 2024.	8-K	10.1	Jan. 22, 2024
10.24	Form of Securities Purchase Agreement dated as of January 22, 2024.	8-K	10.2	Jan. 22, 2024
10.25	Form of Notice of Grant and Stock Option Agreement	10-K	10.25	Mar. 29, 2024
10.26	Form of Restricted Stock Award Agreement	10-K	10.26	Mar. 29, 2024
10.27	Form of Restricted Unit Award Agreement	10-K	10.27	Mar. 29, 2024

10.28	Termination of Pre-Paid Advance Agreement dated February 8, 2024	10-K	10.28	Mar. 29, 2024
10.29	Addendum to Employment Agreement between Nutex Health Inc. and Thomas T. Vo dated as of February 8, 2024	8-K	10.1	Feb. 9, 2024
10.30	Employment Agreement between Nutex Health Inc. and Michael Chang dated as of September 9, 2022	10-K	10.30	Mar. 29, 2024
10.31	Amendment to Employment Agreement between Nutex Health Inc. and Michael Chang dated as of January 31, 2024	10-K	10.31	Mar. 29, 2024
19.1	Securities Trading Policy	10-K	19.1	Mar. 31, 2025
21.1	List of Subsidiaries	10-K	21.1	Mar. 31, 2025
23.1	Consent of Marcum LLP	10-K	23.1	Mar. 31, 2025
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.1	Mar. 31, 2025
32.2	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	10-K	32.2	Mar. 31, 2025
97.1	Nutex Health Inc. Compensation Recovery Policy	10-K	97.1	Mar. 31, 2025
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*	Filed herewith
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

April 30, 2025	/s/ Thomas T. Vo
Thomas T. Vo
Chief Executive Officer and Chairman of the Board (principal executive officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 30, 2025	/s/ Thomas T. Vo
Thomas T. Vo
Chief Executive Officer and Chairman of the Board (principal executive officer)

April 30, 2025	/s/ Jon C. Bates
Jon C. Bates
Chief Financial Officer (principal financial officer and principal accounting officer)

April 30, 2025	/s/ Warren Hosseinion
Warren Hosseinion
President and Director

April 30, 2025	/s/ Kelvin Spears
Kelvin Spears
Director

April 30, 2025	/s/ Cheryl Grenas
Cheryl Grenas
Director

April 30, 2025	/s/ Michael L. Reed
Michael L. Reed
Director

April 30, 2025	/s/ Mitchell Creem
Michell Creem
Director

April 30, 2025	/s/ Scott J. Saunders
Scott J. Saunders
Director