Form 10-Q
period 2025-03-31
Nutex Health, Inc.
filed 2025-05-13
CIK 1479681

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

or

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

As of May 12, 2025, the registrant had 5,565,679 shares of common stock, $0.001 par value, outstanding.

NUTEX HEALTH INC.

FORM 10-Q

INTRODUCTORY NOTE

Unless the context dictates otherwise, references in this Quarterly Report on Form 10-Q to the “Company,” “we,” “us,” “our,” “Nutex” and similar words are references to Nutex Health Inc., a Delaware corporation, and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).

Unless otherwise indicated, all authorized, issued, and outstanding stock and per share amounts referred to in this Quarterly Report on Form 10-Q have been adjusted to reflect the 2024 Reverse Stock Splits (as defined below) for all prior periods presented. Proportionate adjustments for the 2024 Reverse Stock Splits were made to the exercise prices and number of shares issuable under the Company’s equity incentive plans, and the number of shares underlying outstanding equity awards, as applicable. See Note 1 for information and disclosures relating to adjustments related to the 2024 Reverse Stock Splits.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, changes in laws or regulations applicable to our operations, any statements about our business, financial condition, operating results, plans, objectives, expectations and intentions, any guidance on, or projections of, earnings, revenue or other financial items, or otherwise, and our future liquidity, including cash flows; any statements of any plans, strategies, and objectives of management for future operations, such as the material opportunities that we believe exist for our Company; any statements concerning proposed services, developments, mergers or acquisitions; or strategic transactions; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “contemplate,” “budgeted,” “will,” “would” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q and are subject to change.

Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under, but not limited to, the heading “Item 1A. Risk Factors” included in this Quarterly Report and in the Annual Report of Nutex Health Inc. on Form 10-K for the year ended December 31, 2024 and other filings of the Company with the United States Securities and Exchange Commission. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change, and significant risks and uncertainties that could cause actual conditions, outcomes and results to differ materially from those indicated by such statements. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

(In thousands, except share and per share amounts)	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$87,670	$43,581
Accounts receivable	295,082	232,449
Accounts receivable - related parties	4,258	3,602
Inventories	3,118	2,850
Prepaid expenses and other current assets	11,389	9,998
Total current assets	401,517	292,480
Property and equipment, net	76,431	77,933
Operating right-of-use assets	27,466	27,872
Finance right-of-use assets	216,193	218,889
Intangible assets, net	15,205	15,530
Goodwill, net	13,919	13,919
Deferred tax assets	10,487	7,987
Other assets	698	711
Total assets	$761,916	$655,321

Liabilities and Equity
Current liabilities:
Accounts payable	$19,836	$9,614
Accounts payable - related parties	5,679	4,345
Lines of credit	7,126	3,554
Current portion of long-term debt	13,635	14,395
Operating lease liabilities, current portion	2,103	2,080
Finance lease liabilities, current portion	8,027	7,705
Accrued arbitration expenses	51,803	47,742
Accrued income tax expense	43,718	25,989
Accrued expenses and other current liabilities	24,639	25,442
Total current liabilities	176,566	140,866
Long-term debt, net	21,733	22,466
Operating lease liabilities, net	30,350	30,617
Finance lease liabilities, net	258,387	259,479
Total liabilities	487,036	453,428

Commitments and contingencies (Note 9)

Equity:
Common stock, $0.001 par value; 950,000,000 shares authorized; 5,528,448 and 5,511,452 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	539,361	503,233
Accumulated deficit	(342,259)	(356,893)
Nutex Health Inc. equity	197,108	146,346
Noncontrolling interests	77,772	55,547
Total equity	274,880	201,893
Total liabilities and equity	$761,916	$655,321

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31,
(In thousands, except share and per share amounts)	2025	2024
Revenue:
Hospital division	$203,947	$60,029
Population health management division	7,842	7,424
Total revenue	211,789	67,453

Operating costs and expenses:
Payroll	34,860	27,003
Contract services	38,655	11,319
Medical supplies	3,801	5,322
Depreciation and amortization	5,092	4,186
Other	11,043	9,466
Total operating costs and expenses	93,451	57,296

Gross profit	118,338	10,157

Corporate and other costs:
Stock-based compensation	36,094	49
General and administrative expenses	10,035	8,658
Total corporate and other costs	46,129	8,707

Operating income	72,209	1,450

Interest expense, net	6,120	4,444
Gain on warrant liability	-	(2,601)
Other (income) expense	3,325	(241)
Income (loss) before taxes	62,764	(152)

Income tax expense	18,541	390

Net income (loss)	44,223	(542)

Less: net income (loss) attributable to noncontrolling interests	29,589	(178)

Net income (loss) attributable to Nutex Health Inc.	$14,634	$(364)

Income (loss) per common share:
Basic	$2.65	$(0.08)
Diluted	$2.56	$(0.08)

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

(UNAUDITED)

	Common Stock		Additional Paid-in	Accumulated	Noncontrolling	Total
(In thousands, except share data)	Shares	Amount	Capital	Deficit	Interests	Equity

Balance at December 31, 2023	4,511,199	$5	$470,521	$(409,073)	$17,652	$79,105
Common stock issued for Employee Stock Purchase Plan	746	-	19	-	-	19
Common stock issuance for Securities Purchase Agreement	444,444	-	1,541	-	-	1,541
Debt conversion to common stock	11,824	-	321	-	-	321
Stock-based compensation	-	-	49	-	-	49
Vesting of Restricted Stock Units	1,298	-	-	-	-	-
Reverse stock split adjustment	2,426	-	-	-	-	-
Distributions	-	-	-	-	(481)	(481)
Net loss	-	-	-	(364)	(178)	(542)
Balance at March 31, 2024	4,971,937	$5	$472,451	$(409,437)	$16,993	$80,012

Balance at December 31, 2024	5,511,452	$6	$503,233	$(356,893)	$55,547	$201,893
Common stock issued for Employee Stock Purchase Plan	1,161	-	40	-	-	40
Stock-based compensation	-	-	36,088	-	-	36,088
Vesting of Restricted Stock Units	15,835	-	-	-	-	-
Distributions	-	-	-	-	(7,364)	(7,364)
Net income	-	-	-	14,634	29,589	44,223
Balance at March 31, 2025	5,528,448	$6	$539,361	$(342,259)	$77,772	$274,880

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income (loss)	$44,223	$(542)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	5,092	4,186
Gain on warrant liability	-	(2,601)
Stock-based compensation expense	36,094	49
Deferred tax (benefit) expense	(2,500)	(95)
Debt accretion expense	253	365
Changes in operating assets and liabilities, net of the effects of acquisitions:
Accounts receivable	(62,633)	(2,909)
Accounts receivable - related party	(656)	(62)
Inventories	(268)	415
Prepaid expenses and other current assets	(1,378)	796
Operating right-of-use assets	406	273
Accounts payable	10,222	(1,681)
Accounts payable - related party	1,334	475
Operating lease liabilities	(245)	(376)
Accrued arbitration expenses	4,061	-
Accrued income tax expense	17,729	-
Accrued expenses and other current liabilities	(769)	4,758
Net cash from operating activities	50,965	3,051

Cash flows from investing activities:
Acquisitions of property and equipment	(64)	(733)
Net cash from investing activities	(64)	(733)

Cash flows from financing activities:
Proceeds from lines of credit	3,864	-
Proceeds from long-term debt	157	2,915
Repayments of lines of credit	(292)	(595)
Repayments of long-term debt	(1,810)	(4,388)
Repayments of finance leases	(1,367)	(968)
Proceeds from common stock issuance, net issuance costs	-	9,203
Members' distributions	(7,364)	(481)
Net cash from financing activities	(6,812)	5,686
Net change in cash, cash equivalents and restricted cash	44,089	8,004
Cash, cash equivalents and restricted cash - beginning of the period	43,581	22,002
Cash, cash equivalents and restricted cash - end of the period	$87,670	$30,006

See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(UNAUDITED)

Note 1 – Organization and Operations

Nutex Health Inc. (“Nutex Health” or the “Company”), is a physician-led, healthcare services and operations company with 24 hospital facilities in 11 states (hospital division), and a primary care-centric, risk-bearing population health management division. Our hospital division implements and operates different innovative health care models, including micro-hospitals, specialty hospitals and hospital outpatient departments. The population health management division owns and operates provider networks such as independent physician associations (“IPAs”).

We employ approximately 830 full-time employees, contract 255 doctors at our facilities and partner with over 2,100 physicians within our networks as of March 31, 2025. Our corporate headquarters is based in Houston, Texas. We were incorporated on April 13, 2000 in the state of Delaware.

Merger of Nutex Health Holdco LLC and Clinigence Holdings, Inc. On April 1, 2022, the merger (the “Merger”) of Nutex Health Holdco LLC and Clinigence Holdings, Inc. (“Clinigence”) was completed pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) entered into on November 23, 2021 between Clinigence, Nutex Acquisition LLC (a Delaware limited liability company and wholly-owned subsidiary of Clinigence), Nutex, Micro Hospital Holding LLC (solely for the purposes of certain sections of the Merger Agreement), Nutex Health Holdco LLC and Thomas Vo, M.D., solely in his capacity as the representative of the equity holders of Nutex Health Holdco LLC.

In connection with the Merger Agreement, Nutex Health Holdco LLC entered into certain Contribution Agreements with holders of equity interests (“Nutex Owners”) of subsidiaries and affiliates (the “Nutex Subsidiaries”) pursuant to which such Nutex Owners agreed to contribute certain equity interests in the Nutex Subsidiaries to Nutex Health Holdco LLC in exchange for specified equity interests in Nutex Health Holdco LLC (collectively, the “Contribution Transaction”). Nutex Owners, having ownership interests representing approximately 84% of the agreed upon aggregate equity value of the Nutex Subsidiaries, agreed to contribute all or a portion of their equity interests, as applicable.

Pursuant to the Merger Agreement, each unit representing an equity interest in Nutex Health Holdco LLC that was issued and outstanding immediately prior to the effective time of the Merger (but following the Contribution Transaction) was converted into the right to receive 3.571428575 shares of Clinigence common stock, resulting in an aggregate issuance of 592,791,712 shares (3,951,944 after the 2024 Reverse Stock Splits) of Clinigence common stock.

After completing the merger, Clinigence was renamed Nutex Health Inc.

2024 Reverse Stock Splits.

1:10 Reverse stock split. In addition, the Company’s Board of Directors (the “Board”) determined to effect a reverse stock split of the common stock at a 1-for-10 ratio (the “1:10 Reverse Stock Split”) effective as of 11:59 pm Eastern time on July 2, 2024. The Company’s stockholders, at the annual meeting on June 17, 2024, had approved a reverse stock split within a range of 1:2 and 1:16 to be effected within one year of approval at the discretion of the Board. This 1:10 Reverse Stock Split is in addition to the Company’s previous 1:15 reverse stock split effective as of 11:59 pm Eastern time on April 9, 2024 (together, the “2024 Reverse Stock Splits”). The Company’s common stock began trading on The Nasdaq Stock Market (the “NASDAQ”) on a post-1:10 Reverse Stock Split basis under the Company’s existing trading symbol “NUTX” at the open of the market on July 3, 2024. The 1:10 Reverse Stock Split was also implemented for the purpose of regaining compliance with the minimum bid price requirement for continued listing of the Company’s common stock on the NASDAQ.

As a result of the 2024 Reverse Stock Splits, the Company had 5,511,452 shares of common stock outstanding as of December 31, 2024, inclusive of whole shares issued for fractional shares, and the number of authorized shares of common stock remains at 950,000,000. The Company had 5,528,448 shares of common stock outstanding as of March 31, 2025.

Unless otherwise indicated, all authorized, issued and outstanding stock and per share amounts contained in the accompanying unaudited condensed consolidated financial statements have been adjusted to reflect the 2024 Reverse Stock Splits for all prior periods presented. Proportionate adjustments for the 2024 Reverse Stock Splits were made to the exercise prices and number of shares issuable under the Company’s equity incentive plans, and the number of shares underlying outstanding equity awards, as applicable.

The impacts of the 2024 Reverse Stock Splits were applied retroactively for all periods presented in accordance with applicable guidance. Therefore, prior period amounts are different than those previously reported. Certain amounts within the following tables may not foot due to rounding.

The following table illustrates changes in equity, as previously reported prior to, and as adjusted subsequent to, the impact of the 2024 Reverse Stock Splits retroactively adjusted for the periods presented (dollars in thousands):

	March 31, 2024
	As Previously	Impact of 2024 Reverse	As
	Reported	Stock Splits	Revised
Common Stock - Shares	49,719,375	(44,747,438)	4,971,937
Common Stock - Amount	$50	$(45)	$5
Additional Paid-in Capital	$472,406	$45	$472,451

The following table illustrates changes in loss per share and weighted average shares outstanding, as previously reported prior to, and as adjusted subsequent to, the impact of the 2024 Reverse Stock Splits retroactively adjusted for the periods presented (dollars in thousands):

	Three months ended March 31, 2024
	As Previously	Impact of 2024 Reverse	As
	Reported	Stock Splits	Revised
Loss attributable to common stockholders	$(364)	$-	$(364)
Weighted average shares used to compute basic and diluted EPS	48,492,347	(43,643,112)	4,849,235
Loss per share - basic and diluted	$(0.01)	$(0.07)	$(0.08)

The following outstanding stock options and warrants exercisable or issuable into shares of common stock were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Three months ended March 31, 2024
	As Previously	Impact of 2024 Reverse	As
	Reported	Stock Splits	Revised
Common stock options	275,810	(248,220)	27,590
Common stock warrants	6,518,681	(5,866,900)	651,781

Stock options were adjusted retroactively to give effect to the 2024 Reverse Stock Splits for the three months ended March 31, 2024:

	As Previously Reported		Impact of the 2024 Reverse Stock Splits		Revised
	Options	Weighted Average	Options	Weighted Average	Options	Weighted Average
	Outstanding	Exercise Price	Outstanding	Exercise Price	Outstanding	Exercise Price
Options outstanding at December 31, 2023	275,810	$33.58	(248,220)	$302.20	27,590	$335.78
Options exercised	—	—	—	—	—	—
Options cancelled	—	—	—	—	—	—
Options outstanding at March 31, 2024	275,810	$33.58	(248,220)	$-	27,590	$335.78

Warrants were adjusted retroactively to give effect to the 2024 Reverse Stock Splits for the three months ended March 31, 2024:

	As Previously Reported		Impact of the 2024 Reverse Stock Splits		Revised
	Warrants	Weighted Average	Warrants	Weighted Average	Warrants	Weighted Average
	Outstanding	Exercise Price	Outstanding	Exercise Price	Outstanding	Exercise Price
Warrants outstanding at December 31, 2023	1,356,237	$17.41	(1,220,701)	$140.75	135,537	$158.16
Warrants issued	4,444,444	2.25	(4,000,000)	20.25	444,444	22.50
Warrants amended	718,000	3.00	(646,200)	27.00	71,800	30.00
Warrants exercised	-	-	-	-	-	-
Warrants expired	-	-	-	-	-	-
Warrants outstanding at March 31, 2024	6,518,681	$5.16	(5,866,901)	$-	651,781	$51.56

Note 2 - Summary of Significant Accounting Policies

Basis of presentation. These unaudited condensed financial statements present the Company’s consolidated financial condition and results of operations including those of majority-owned subsidiaries and variable interest entities (“VIEs”) for which the Company is the primary beneficiary.

The hospital division includes the Company’s healthcare billing and collections organization and hospital entities. In addition, the Company has financial and operating relationships with multiple professional entities (the “Physician LLCs”) and real estate entities (the “Real Estate Entities”). The Physician LLCs employ the physicians who provide services at the Company’s hospitals. These Physician LLCs are consolidated by the Company as VIEs because they do not have sufficient equity at risk to finance their activities independently. The Company is considered the primary beneficiary of these entities because (i) it has the power to direct the activities that most significantly affect their economic performance through its contractuals and operational oversight, and (ii) it has the obligation to absorb losses and the right to receive benefits that could be significant, as evidenced by the Company’s historical practice of providing financial support during periods of cash shortfall and receiving the benefit of services.

The Real Estate Entities own the land and buildings used by the Company’s hospital entities and lease these facilities to the Company. These entities have mortgage loans payable to third parties which are collateralized by the land and buildings. The Company consolidates certain Real Estate Entities as VIEs when the Company’s hospital entities are guarantors or co-borrowers under the related mortgage loans. In such cases, the Company is considered the primary beneficiary because it has the power to direct the entities’ most significant activities and has the obligation to absorb losses and the right to receive benefits that could be significant to the Real Estate Entities.

While the Company does not hold any direct equity ownership in the consolidated Physician LLCs or Real Estate Entities, it is deemed to have an indirect economic interest through its contractual relationships with intermediary entities such as ER LLCs, which provide operational and functional support to the VIEs. As a result, 100% of the equity in these VIEs is reflected as noncontrolling interest in the Company’s unaudited condensed consolidated balance sheets and statements of operations. Certain of the Physician LLCs and Real Estate Entities are owned in part and, in some cases, controlled by related parties, including members of the Company’s executive management team.

The population health management division includes our management services organization. Additionally, Associated Hispanic Physicians of So. California (“AHISP”), an independent physician association (“IPA”) entity not owned by the Company, is consolidated as a VIE of the Company’s wholly-owned subsidiary AHP Health Management Services (“AHP”). AHP is deemed the primary beneficiary of AHISP because it has the power to direct the significant activities of AHISP through a comprehensive management services agreement and has the right to receive substantially all of the economic benefits from its operations.

All significant intercompany balances and transactions have been eliminated in consolidation.

Interim financial statements. These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements include all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented. These interim financial statements should be read together with the consolidated financial statements and notes thereto included in our audited financial statements for the year ended December 31, 2024.

Use of estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include (i) estimates of net revenue and accounts receivable, (ii) fair value of acquired assets and liabilities in business combinations and (iii) impairment of long-lived assets and goodwill. Actual results could differ from those estimates. During the year ended December 31, 2024, we effected a change in estimate for estimates of net revenue and accounts receivable.

Cash and cash equivalents. The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company has cash amounts, that were at times material, held in covered banking institutions in excess of the insured amounts, but does not deem the risk of loss to be likely. The following is a summary of cash, cash equivalents and restricted cash as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31,	December 31,
	2025	2024
Cash and cash equivalents	$84,729	$40,640
Restricted cash - short term	2,941	2,941
Cash, cash equivalents and restricted cash	$87,670	$43,581

Segment reporting. A public company is required to report descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Aggregation of similar operating segments into a single reportable operating segment is permitted if the businesses have similar economic characteristics and meet established criteria. The Company operates three reportable segments – the hospital division, the population health management division and the real estate division. The real estate division is comprised of the Real Estate Entities. Refer to Note 15 – Segment Information for information on the Company’s segments.

Reclassifications. Financial statements presented for prior periods include reclassifications between common stock and additional paid-in capital that were made to conform to the current year presentation. The reclassifications have no effect on prior period results.

Recent accounting pronouncements – issued, not yet adopted

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

In November 2024, the FASB issued ASU 2024-03 – Income Statement – Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of this update.

Note 3 – Revenue

We disaggregate revenue from contracts with customers into types of services or products, consistent with our reportable segments, as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Hospital division revenue	203,947	60,029
Population health management division revenue	7,842	7,424
Total revenue	$211,789	$67,453

Hospital division revenue. We receive payment for facility services rendered by us from federal agencies, private insurance carriers, and patients. The Physician LLCs receive payment for doctor services from these same sources. On average, greater than 96% of our net patient service revenue is paid by insurers and other non-patient third parties. The remaining revenue is paid by our patients in the form of copays, deductibles and self-payment. We generally operate as an out-of-network provider and, as such, do not have negotiated reimbursement rates with insurance companies.

The following tables present the allocation of the estimated transaction price with the patient among the primary patient classification of insurance coverage:

	Three Months Ended March 31,
	2025	2024

Insurance	96%	91%
Self pay	2%	6%
Workers compensation	1%	2%
Medicare/Medicaid	1%	1%
Total	100%	100%

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

Under the NSA, insurers must issue an initial payment or notice of denial of payment to a provider within thirty days after the provider submits a bill for an out-of-network service. If the provider disagrees with the insurer’s determination, the provider may initiate a thirty-business day period of open negotiation with the insurer over the claim. If the parties cannot resolve the dispute through negotiation, the parties may then proceed to the IDR process.

On July 1, 2024, we engaged with a third-party IDR vendor to further support all our out of network claims and determine which claims would be beneficial to arbitrate. The IDR process can take up to three to five months to receive payments. To facilitate the dispute arbitration process, the Company incurred fees to the Centers for Medicare and Medicaid Services (“CMS”), the organizations that arbitrate the payment amount between the plan and providers known as independent dispute resolution entities (“IDRE”), and commission and fees to the third-party IDR vendor. IDRE fee payments represent refundable payments if arbitrations are successful. Therefore, these payments are reported as prepaid and other current assets in the consolidated balance sheets. The unsuccessful portion of the IDRE fee payments is written off to contract services expense in the consolidated statements of operations. Prepaid expenses related to IDRE fees was

$9.6 million as of March 31, 2025. Accounts payable to the third-party IDR vendor was $12.2 million as of March 31, 2025. Total accrued arbitration expenses were $51.8 million as of March 31, 2025.

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

Note 4 - Property and Equipment

The principal categories of property and equipment, net are summarized as follows (in thousands):

	Useful	March 31,	December 31,
	Life (years)	2025	2024

Buildings and improvements	39	$19,650	$19,650
Land	-	4,410	4,410
Leasehold improvements	10-39	28,173	28,126
Construction in progress	-	1,680	1,892
Medical equipment	10	35,495	35,395
Office furniture and equipment	7	3,985	3,985
Computer hardware and software	5	7,779	7,579
Vehicles	5	95	95
Signage	10	2,086	2,072
Total cost		103,353	103,204
Less: accumulated depreciation		(26,922)	(25,271)
Total property and equipment, net		$76,431	$77,933

We consolidate two Real Estate Entities in the Company. Refer to Note 17 – Variable Interest Entities.

Depreciation and amortization of property and equipment for the three months ended March 31, 2025 and 2024 totaled $1.7 million and $1.6 million, respectively.

Note 5 – Intangible Assets and Goodwill

Intangible Assets. The following tables provide detail of the Company’s intangible assets (in thousands):

	Gross	Accumulated	Net Carrying	Weighted Average
March 31, 2025	Carrying Amount	Amortization	Amount	Useful Life (in years)
Amortizing intangible assets:
Member relationships	$18,491	$3,557	$14,934	15
Trademarks	474	203	271	7
Total	$18,965	$3,760	$15,205

December 31, 2024
Amortizing intangible assets:
Member relationships	$18,491	$3,248	$15,243	15
Trademarks	474	187	287	7
Total	$18,965	$3,435	$15,530

Member relationships and trademarks are associated with existing entities in the population health management division.

Amortization of intangible assets for the three months ended March 31, 2025 and 2024 totaled $0.3 million and $0.4 million, respectively.

Goodwill. The carrying amount of goodwill by operating segment is as follows (in thousands):

	Hospital Division	Population Health Management Division	Total
Balance as of March 31, 2025
Goodwill	1,139	415,251	416,390
Accumulated impairment losses	(1,139)	(401,332)	(402,471)
	$-	$13,919	$13,919

Note 6 – Accrued Expenses and Other Current Liabilities

Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024

Accrued wages and benefits	$13,256	$14,123
Accrued supplier expenses	3,047	4,205
Accrued medical claims	3,788	3,564
Accrued taxes	1,589	1,130
Accrued other	2,959	2,420
Total accrued expenses and other current liabilities	$24,639	$25,442

Note 7 – Debt

The Company’s outstanding debt is shown in the following table (dollars in thousands):

	Maturity	Interest	March 31,	December 31,
	Dates	Rates	2025	2024

Term loans secured by all assets	04/2025 - 10/2029	4.00 - 15.50%	$8,937	$9,665
Term loans secured by property and equipment	5/2025 - 01/2030	3.41 - 7.82%	8,645	9,028
Term loan secured by deposits	04/2025	7.36%	1,630	1,989
Line of credit secured by all assets	05/2025 - 01/2026	6.00 - 9.50%	7,126	3,521
Term loans of consolidated Real Estate Entities	05/2028 - 03/2037	3.50 - 3.59%	11,501	11,811
Unsecured convertible term notes	10/2025	8.00 - 10.00%	5,385	5,385
Total			43,224	41,399
Less: unamortized issuance costs and discount			730	984
Less: short-term lines of credit			7,126	3,554
Less: current portion of long-term debt			13,635	14,395
Total long-term debt			$21,733	$22,466

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

At March 31, 2025, the Company was not subject to any financial covenants under its outstanding debt arrangements.

At March 31, 2025, we had remaining availability of $4.9 million under outstanding lines of credit.

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

The Company appointed Emerson Equity LLC as placement agent for the September 2023 Private Offering. Per the Placement Agent Agreement, the Company agrees to pay (i) a cash commission equal to 10% of the gross proceeds and (ii) warrants to purchase a number of common stock equal to 20% of the total number of shares issuable upon conversion or exercise of the Unsecured Convertible Term Notes and Warrants, as applicable. For the three months ended March 31, 2025, no warrants were exercised. On April 9, 2025, $0.4 million of the Unsecured Convertible Term Notes converted to 13,333 shares based on the terms noted above.

The net carrying amount of the Unsecured Convertible Term Notes was $4.7 million and $4.5 million as of March 31, 2025 and December 31, 2024, respectively, and the weighted average effective interest rate on the convertible debt was 21.5% for both periods.

The Unsecured Convertible Term Notes interest expense was $0.4 million for the three months ending March 31, 2025, comprising $0.3 million in amortization expense and $0.1 million in accrued interest expense. For the three months ended March 31, 2024 interest expense was $0.3 million, comprising $0.2 million in amortization expense and $0.1 million in accrued interest expense.

Note 8 – Leases

We have entered into hospital property, office and equipment rental agreements with various lessors including related parties. The following tables disclose information about our leases of property and equipment (in thousands):

	Three Months Ended March 31,
	2025	2024

Operating lease cost	$1,093	$645

Finance lease cost:
Amortization of right-of-use assets	$3,293	$2,226
Interest on lease liabilities	5,005	3,400
Total finance lease cost	$8,298	$5,626

Note 9 – Commitments and Contingencies

Litigation. The Company, its consolidated subsidiaries or VIEs may be named in various claims and legal actions in the normal course of business. Based upon counsel and management’s opinion, the outcome of such matters is not expected to have a material adverse effect on the unaudited condensed consolidated financial statements.

Note 10 – Stock-based Compensation

In 2023, the stockholders of the Company approved the Amended and Restated Nutex Health Inc. 2023 Equity Incentive Plan (the “2023 Plan”), providing a total of 73,426 shares of Common Stock (11,013,943 prior to the 2024 Reverse Stock Splits) for issuance. Awards granted under the 2023 Plan may be incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units or performance shares. The awards are granted at an exercise price equal to the fair market value on the date of grant. The 2023 Plan is subject to annual increases on January 1st of each calendar year through January 1, 2033 of up to 1% of the issued and outstanding shares of the Company’s common stock on the final day of the preceding calendar year, at the discretion of the Compensation Committee of the Board. During the second quarter of 2024, the number of shares to be issued under the 2023 Plan increased to 118,563 shares, most of which were issued as restricted stock units in June 2024, as discussed below. During the first quarter of 2025, the number of shares to be issued under the 2023 Plan increased to 55,115 shares, most of which were issued as restricted stock units in March 2025, as discussed below.

Total stock-based compensation expense for the three months ended March 31, 2025 and 2024 was $36.1 million and less than $0.1 million, respectively. Stock-based compensation expense includes amounts recognized for awards granted to employees for services rendered and non-employee arrangments, specifically the obligations for under-construction and ramping hospitals.

For the three months ended March 31, 2025, approximately 99% of total stock-based compensation expense of $36.1 million is due to the obligations for under-construction and ramping hospitals, noted below.

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

The vesting period for these obligations is the 24 month period starting from the opening date of the applicable facility. The Company accrues the compensation cost of these obligations based on the probable outcome of the performance conditions noted above. We recognized stock-based compensation expense related to obligations for under-construction and ramping hospitals for three months ended March 31, 2025 and 2024 of $36.0 million and zero, respectively, based on our current estimates of future obligations to the contributing owners.

Options. The following table summarizes stock-based awards activity:

			Weighted Average
	Options	Weighted Average	Remaining Contractual
	Outstanding	Exercise Price	Life (Years)

Options outstanding at December 31, 2023	27,590	$335.78	6.94
Options exercised	—	—
Options cancelled	—	—
Options outstanding at March 31, 2024	27,590	$335.78	6.69

Options outstanding at December 31, 2024	21,965	$331.34	5.45
Options exercised	—	—
Options cancelled	(2,200)	330.72
Options outstanding at March 31, 2025	19,765	$331.40	5.72

Options outstanding as of March 31, 2025 consisted of:

Expiration	Number	Number	Exercise
Date	Outstanding	Exercisable	Price

January 27, 2027	300	300	225.00
May 11, 2027	1,201	1,201	225.00
June 9, 2027	167	167	376.50
January 28, 2028	300	300	241.50
August 4, 2029	68	68	834.00
January 27, 2030	1,115	1,115	225.00
January 28, 2031	6,667	6,667	241.50
September 9, 2031	9,446	9,446	412.50
December 17, 2031	501	501	525.00
Total	19,765	19,765

Restricted Stock Units. On June 16, 2024, the Company issued 118,538 RSUs (1,184,946 prior to the 1:10 Reverse Stock Split) valued at $0.6 million to certain employees participating in the Company’s long-term incentive program. 39,514 RSUs vested on March 1, 2025, 39,514 RSUs will vest on March 1, 2026, and 39,510 will vest on March 1, 2027.

On March 10, 2025, the Company issued 60,365 RSUs valued at $2.5 million to certain employees participating in the Company’s long-term incentive program. 20,122 RSUs will vest on March 1, 2026, 20,122 RSUs will vest on March 1, 2027, and 20,123 will vest on March 1, 2028.

For grants of restricted stock units, we recognize compensation expense over the applicable vesting period equal to the fair value of our common stock at grant date. Grants of restricted stock units generally vest one third per year on each of the first three anniversaries of the grant date. The following table summarizes the changes in restricted stock units during the three months ended March 31, 2025 and 2024:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share

Non-vested awards, December 31, 2023	3	$151.50
Granted	—	—
Vested	(2)	151.50
Non-vested awards, March 31, 2024	1	$151.50

Non-vested awards, December 31, 2024	117	$37.23
Granted	61	41.15
Forfeitures	(5)	5.40
Vested	(16)	105.80
Non-vested awards, March 31, 2025	157	$34.96

As of March 31, 2025 and 2024, we estimate $2.9 million and $0.2 million, respectively, of unrecognized compensation cost related to restricted stock units issued to our employees to be recognized over the weighted-average vesting period of 1.9 years and 0.9 years, respectively.

Employee Stock Purchase Plan. In May 2023, the Board adopted the 2023 Employee Stock Purchase Plan (“2023 ESPP”), which was subsequently approved by the Company’s stockholders and became effective in June 2023. The 2023 ESPP authorizes the initial issuance of up to 33,333 shares (5,000,000 prior to the 2024 Reverse Stock Splits) of the Company’s common stock to eligible employees, who are entitled to purchase shares of common stock equal to 85% of the closing price on the purchase date with accumulated payroll deductions. During the three months ended March 31, 2025 and 2024, the Company issued 1,161 shares and 746 shares, respectively, under the ESPP.

Note 11 – Equity

We are authorized to issue up to a total of 950,000,000 shares of common stock having a par value of $0.001 per share. Holders of our common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders and to receive ratably in proportion to the shares of common stock held by them any dividends declared from time to time by the Board. Our common stock has no preferences or rights of conversion, exchange, pre-exemption or other subscription rights.

Common Stock Warrants. Warrant activity is as follows:

			Weighted Average
	Warrants	Weighted Average	Remaining Contractual
	Outstanding	Exercise Price	Life (years)

Warrants outstanding at December 31, 2023	135,537	$158.16	4.42
Warrants issued	444,445	22.50
Warrants exercised	71,801	30.00
Warrants expired	-	-
Warrants outstanding at March 31, 2024	651,783	$51.56	4.78

Warrants outstanding at December 31, 2024	207,338	$113.78	3.68
Warrants issued	-	-
Warrants exercised	-	-
Warrants expired	(3,701)	1,000.50
Warrants outstanding at March 31, 2025	203,637	$97.68	3.76

Warrants outstanding as of March 31, 2025 consisted of:

Expiration	Number	Number	Exercise
Date	Outstanding	Exercisable	Price

October 31, 2025	10,444	10,444	232.50
October 31, 2025	108	108	187.50
February 26, 2026	1,922	1,922	600.00
July 31, 2026	16,888	16,888	232.50
May 31, 2027	30,674	30,764	262.50
September 30, 2029	16,501	16,501	30.00
October 31, 2029	57,250	57,250	30.00
November 30, 2029	5,167	5,167	30.00
December 31, 2029	64,683	64,863	30.00
Total	203,637	203,907

Note 12 – Income Taxes

Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items is recognized in the period these occur.

Our effective tax rate was 29.5% and 14.2% for the three months ended March 31, 2025 and 2024, respectively. The primary difference from the federal statutory rate of 21% is related to state taxes, income of noncontrolling interests in flow-through entities and permanent differences for non-deductible expenses.

Note 13 – Earnings (Loss) per Share

The following is the computation of earnings (loss) per basic and diluted share (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
Basic earnings (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$14,634	$(364)
Denominator:
Weighted average shares used to compute basic EPS	5,516,999	4,849,235
Basic earnings (loss) per share:	$2.65	$(0.08)

Diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$14,634	$(364)
Dilutive net income attributable to common stockholders	14,963
Denominator:
Weighted average shares used to compute basic EPS	5,516,999	4,849,235
Dilutive effect of convertible note	179,500	-
Dilutive effect of common stock warrants	55,303	-
Dilutive effect of unvested restricted stock	101,534	-
Weighted average shares used to compute diluted EPS	5,853,336	4,849,235
Diluted earnings (loss) per share:	$2.56	$(0.08)

Due to antidilution, the computation of diluted earnings for the three months ended March 31, 2024 excludes the 27,590 common stock options (4,137,149 prior to the 2024 Reverse Stock Splits), 651,781 warrants (97,780,228 prior to the

2024 Reverse Stock Splits), 1,298 restricted stock units (194,720 prior to the 2024 Reverse Stock Splits) and 179,500 common stock (26,925,000 prior to the 2024 Reverse Stock Splits) issuable upon conversion of outstanding convertible debt.

The dilutive effect of convertible debt was calculated using the if-converted method, whereas the dilutive effect of the assumed exercise of outstanding options, warrants and unvested restricted stock was calculated using the treasury stock method.

Note 14 - Supplemental Cash Flows Information

The below supplemental cash flows information is presented in thousands:

	Three Months Ended March 31,
	2025	2024
Cash paid for interest on long-term debt	$608	$548
Cash paid for interest on finance leases	5,005	4,038
Cash paid for operating leases	932	582
Cash paid for income taxes	3,300	-
Non-cash investing and financing activities:
Financed capital expenditures	92	-
Acquisition of finance leases	597	-
Warrant liability related to common stock issuance	-	7,662
Common stock issued for Employee Stock Purchase Plan	40	19
Convertible debt converted to common stock	-	321

Note 15 – Segment Information

We report the results of our operations as three segments in our unaudited condensed consolidated financial statements: (i) the hospital division, (ii) the population health management division and (iii) the real estate division.

The Company’s chief operating decision maker (“CODM”) is our Chief Executive Officer (“CEO”). The determination of our reporting segments was made based on our strategic priorities, which corresponds to the way our CODM reviews and evaluates operating performance to make decisions about resources to be allocated. For our operating segments, the CODM uses segment gross profit and segment income before tax to allocate resources (including financial and capital resources) in the annual and forecasting processes. On a monthly basis, the CODM considers month-to-month and budget-to-actual variances for both measures when allocating resources to segments.

Other hospital division expenses include expenses such as facility-specific utilities, marketing and advertising, repairs and maintenance, and other tax expenses. Corporate costs primarily include expenses for support functions and salaries and benefits for corporate employees and are excluded from segment operating results.

Reportable segment information, including intercompany transactions, is presented below (in thousands):

	March 31,	December 31,
	2025	2024
Assets:
Hospital division	$715,447	$607,591
Population health management division	27,271	28,338
Real estate division	19,198	19,392
Total Assets	$761,916	$655,321

	Three Months Ended March 31,
	2025	2024
Revenue from external customers:
Hospital division	$203,947	$60,029
Population health management division	7,842	7,424
Total revenue	$211,789	$67,453

Segment expenses:
Hospital division
Payroll	$34,579	$25,875
Contract services	31,760	5,574
Medical supplies	3,801	5,322
Other hospital division expenses	11,269	8,052
Hospital division expenses	81,409	44,823
Population health management division expenses	6,950	8,288
Total segment expenses	$88,359	$53,111

Depreciation and amortization:
Hospital division	$4,643	$3,764
Population health management division	340	421
Real estate division	109	1
Total depreciation and amortization	$5,092	$4,186

Segment gross profit (loss):
Hospital division	$117,895	$10,471
Population health management division	552	(314)
Real estate division	(109)	-
Total segment gross profit	$118,338	$10,157

Consolidated operating income:
Total segment gross profit	$118,338	$10,157
Corporate and other costs	(46,129)	(8,707)
Consolidated operating income	$72,209	$1,450

Segment income:
Hospital division
Hospital division gross profit	$117,895	$10,471
Interest expense, net	5,575	4,402
Other expense (income)	3,354	(229)
Hospital division income before income taxes	$108,966	$6,298
Population health management division income (loss) before income taxes	554	(330)
Real estate division loss before income taxes	(109)	(527)
Non-segment loss before income taxes	(46,647)	(5,593)
Income (loss) before income taxes	$62,764	$(152)

Capital expenditures:
Hospital division	$64	$733
Total capital expenditures	$64	$733

Note 16 – Related Party Transactions

Related party transactions included the following:

●	The Physician LLCs employ the doctors who work in our hospitals. We have no direct ownership interest in these entities, but they are owned and, in some instances, controlled by related parties including our CEO, Dr. Thomas Vo. The Physician LLCs are consolidated by the Company as VIEs because they do not have significant equity at risk, and we have historically provided support to them in the event of cash shortages and been the primary beneficiary of their services.

The Physician LLCs had outstanding obligations to their member owners, who are also Company stockholders, totaling less than $0.1 million at March 31, 2025 and $0.8 million at December 31, 2024 reported within accounts payable – related party in our unaudited condensed consolidated balance sheets.

Most of our hospital division facilities are leased from real estate entities which are owned by related parties. These leases are typically on a triple net basis where our hospital division is responsible for all operating costs, repairs and taxes on the facilities. Our obligations under these leases are presented in Note 8 – Leases. During the three months ended March 31, 2025 and 2024, we made cash payments for these lease obligations totaling $6.1 million and $4.7 million, respectively.

●	We consolidate Real Estate Entities as VIEs when they do not have sufficient equity at risk and our hospital entities are guarantors or co-borrowers under their outstanding mortgage loans. The consolidated Real Estate Entities have mortgage loans payable to third parties which are collateralized by the land and buildings. We have no direct ownership interest in these entities, but they are owned and, in some instances, controlled by related parties including our CEO. As of March 31, 2025, two Real Estate Entities continue to be consolidated in our financial statements.

●	Accounts receivable – related party included $4.3 million at both March 31, 2025 and December 31, 2024 due from noncontrolling interest owners of consolidated ER Entities.

●	Micro Hospital Holding LLC, an affiliate controlled by our CEO, and 2GT PLLC, an affiliate controlled by a physician partner, made advances to one of our hospital facilities, SE Texas ER. For Micro Hospital Holding LLC, these advances totaled $1.4 million at both March 31, 2025 and December 31, 2024. For 2GT PLLC, these advances totaled $1.2 million and zero at March 31, 2025 and December 31, 2024, respectively. These amounts are reported as accounts payable – related party in our unaudited condensed consolidated balance sheets. The advances have no stated maturity and bear no interest.

●	Accounts payable – related party in our unaudited condensed consolidated balance sheets included $0.3 million at March 31, 2025 and zero at December 31, 2024 for reimbursement of expenses incurred on our behalf.

In addition, we have outstanding obligations of contributions for facilities currently under construction totaling $1.9 million and $1.6 million at March 31, 2025 and December 31, 2024, respectively, reported within accounts payable-related party in our unaudited condensed consolidated balance sheets.

●	We provided managerial services to emergency centers owned and, in some instances, controlled by related parties including an entity controlled by our CEO. In the three months ended March 31, 2025 and 2024, we did not recognize any revenue for these services.

Note 17 – Variable Interest Entities

The following tables provide the balance sheet amounts for consolidated VIEs (in thousands):

	March 31, 2025
	Real Estate	Physician
	Entities	LLCs	IPAs

Current assets	$38	$34,785	$9,294
Property and equipment, net	-	4	112
Long-term assets	33,211	-	-

Total assets	$33,249	$34,789	$9,406

Current liabilities	-	10,466	9,406
Long-term liabilities	11,460	-	-

Total liabilities	11,460	10,466	9,406

Equity	21,789	24,323	-

Total liabilities and equity	$33,249	$34,789	$9,406

	December 31, 2024
	Real Estate	Physician
	Entities	LLCs	IPAs

Current assets	$122	$23,041	$10,109
Property and equipment, net	-	4	116
Long-term assets	33,185	-	-

Total assets	$33,307	$23,045	$10,225

Current liabilities	-	-	10,226
Long-term liabilities	11,768	-	-

Total liabilities	11,768	-	10,226

Equity	21,539	23,045	-

Total liabilities and equity	$33,307	$23,045	$10,226

The assets of each of the hospital facilities may only be used to settle the liabilities of that entity or its consolidated VIEs and may not be required to be used to settle the liabilities of any of the other hospital facilities, other VIEs, or corporate entities. Additionally, the assets of corporate entities cannot be used to settle the liabilities of VIEs. The Company has aggregated all of the Physician LLCs and Real Estate Entities into two categories above, because they have similar risk characteristics, and presenting distinct financial information for each VIE would not add more useful information.

Real Estate Entities are consolidated by the Company as VIEs because they do not have sufficient equity at risk and our hospital entities are guarantors of their outstanding mortgage loans. We have been working with the third-party lenders to remove our guarantees of their outstanding mortgage loans. As these guarantees are released, the associated Real

Estate Entity no longer qualifies as a VIE and is deconsolidated. As of March 31, 2025, two Real Estate Entities continue to be consolidated in our financial statements.

Note 18 - Subsequent Events

The Company has evaluated subsequent events through the filing of this report and determined that there have been no events that have occurred that would require adjustments to our disclosures in the unaudited condensed consolidated financial statements other than the conversion of certain Unsecured Convertible Term Notes disclosed in Note 7 - Debt.

* * * * *

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q.

Explanatory Note

On April 1, 2022, Nutex Health Holdco LLC merged with Clinigence Holdings, Inc. (“Clinigence”), a publicly traded Delaware corporation, which was renamed Nutex Health Inc. after the merger (the “Merger”). Immediately prior to the Merger, holders of 84% of the aggregate equity interests in subsidiaries and affiliates of Nutex Health Holdco LLC contributed these ownership interests to Nutex Health Holdco LLC in exchange for Nutex Health Holdco LLC equity interests. Immediately thereafter, in the Merger, each unit representing an equity interest in Nutex Health Holdco LLC was converted into the right to receive shares of common stock of Clinigence (n/k/a Nutex Health Inc.).

The Merger was accounted for as a reverse business combination under U.S. GAAP, and Nutex Health Holdco LLC was treated as the accounting acquirer in the Merger.

Overview

Nutex Health Inc. is a physician-led, healthcare services and operations company with 24 hospital facilities in 11 states (hospital division), and a primary care-centric, risk-bearing population health management division. Our hospital division implements and operates innovative health care models, including micro-hospitals, specialty hospitals and hospital outpatient departments. The population health management division owns and operates provider networks such as independent physician associations (“IPAs”).

At March 31, 2025, we employed approximately 830 full-time employees, contracted 255 doctors at our facilities and partnered with over 2,100 physicians within our networks. Our corporate headquarters is based in Houston, Texas. We were incorporated on April 13, 2000 in the state of Delaware.

Our financial statements present the Company’s unaudited condensed consolidated financial condition and results of operations including those of majority-owned subsidiaries and variable interest entities (“VIEs”) for which we are the primary beneficiary.

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

The Real Estate Entities own the land and hospital buildings which are leased to our hospital entities. The Real Estate Entities have mortgage loans payable to third parties which are collateralized by the land and buildings. We consolidate the Real Estate Entities as VIEs in instances where our hospital entities are guarantors or co-borrowers under their outstanding mortgage loans. As of March 31, 2025, we consolidate two Real Estate Entities as VIEs in our unaudited condensed consolidated financial statements.

The Company has no direct or indirect ownership interest in the Physician LLCs or Real Estate Entities, so 100% of the equity for these entities is shown as noncontrolling interest in the unaudited condensed consolidated balance sheets and statements of operations.

The population health management division includes our management services organization. Additionally, AHISP, IPA, a physician-affiliated entity that is not owned by us, is consolidated as a VIE of our wholly-owned subsidiary AHP since we are the primary beneficiary of their operations under AHP’s management services contracts with them.

Sources of revenue. Our hospital division recognizes net patient service revenue for contracts with patients and in most cases a third-party payor (commercial insurance, workers compensation insurance or, in limited cases, Medicare/Medicaid).

We receive payment for facility services rendered by us from federal agencies, private insurance carriers and patients. The Physician LLCs receive payment for doctor services from these same sources. On average, greater than 96% of our net patient service revenue is paid by insurers, federal agencies and other non-patient third parties. The remaining revenues are paid by our patients in the form of copays, deductibles and self-payment. We generally operate as an out-of-network provider and as such, do not have negotiated reimbursement rates with insurance companies.

The following tables present the allocation of the transaction price with the patient between the primary patient classification of insurance coverage:

	Three Months Ended March 31,
	2025	2024

Insurance	96%	91%
Self pay	2%	6%
Workers compensation	1%	2%
Medicare/Medicaid	1%	1%
Total	100%	100%

Arbitration process. On July 1, 2024, we engaged with a third-party IDR vendor to assist in the recovery of certain out of network claims under the IDR process. The IDR process, including subsequent appeals and insurance payor delays, require extensive administrative time and delays in collections, which can take up to three to five months to receive payments from when we start the open negotiation process. Since implementing its arbitration strategy, the Company submits between 60-70% of its billable visits to arbitration each month, achieving an arbitration success rate in excess of 80% during the first quarter of 2025.

Cost of arbitration. There is a significant cost to enter the arbitration process. The arbitration process includes expenses associated with third party providers, including IDR entities, which typically collect fees at the beginning of the process, before the claim award amounts are decided by arbitrators. According to the Center for Medicare and Medicaid Services, as of May 12, 2025, the nonrefundable administrative fee is $115 per party per dispute and the certified IDR entity fee ranges from $375 to $800 for single determinations and $75 to $1,150 for batched determinations.

Population health management division. The population health management division recognizes revenue for capitation and management fees for services to independent physician associations (“IPAs”) or physician groups. Capitation revenue consists primarily of capitated fees for medical services provided by physician-owned entities we consolidate as VIEs. Capitated arrangements are made directly with various managed care providers including HMOs. Capitation revenues are typically prepaid monthly to us based on the number of enrollees selecting us as their healthcare provider. Capitation is a fixed payment amount per patient per unit of time paid in advance for the delivery of health care services, whereby the service providers are generally liable for excess medical costs. We receive management fees that are based on gross capitation revenues of the IPAs or physician groups we manage.

Our growth strategy. We plan to expand our operations by expanding our clinical services at our existing facilities, by entering new market areas either through the development of new hospitals, the formation of new IPAs or by making acquisitions. We expect to open three new hospital facilities by the end of 2025. These facilities are either under construction or in advanced planning stages. We anticipate launching one-to-three additional IPAs per year, principally in geographic areas around our existing micro-hospitals.

Industry Trends

The demand for healthcare services continues to be impacted by the following trends:

●	Regulatory uncertainty
●	A growing focus on healthcare spending by consumers, employers and insurers, who are actively seeking lower-cost care solutions;
●	A shift in patient volumes from inpatient to outpatient settings due to technological advancements and demand for care that is more convenient, affordable and accessible;
●	The growing aged population, which requires greater chronic disease management and higher-acuity treatment; and
●	Ongoing consolidation of providers and insurers across the healthcare industry.

The healthcare industry, particularly emergency care hospitals, continues to be subject to ongoing regulatory uncertainty. Changes in federal or state healthcare laws, regulations, funding policies or reimbursement practices, especially those involving reductions to government payment rates or limitations on what providers may charge, could significantly impact future revenue and operations. For example, the No Surprises Act prohibits providers from charging patients an amount beyond the in-network cost sharing amount for services rendered by out-of-network providers, subject to limited exceptions. For services for which balance billing is prohibited, the No Surprises Act includes provisions that may limit the amounts received by out-of-network providers from health plans. Any reduction in the rates that we can charge or the amounts we can receive for our services will reduce our total revenue and our operating margins.

Recent Developments

No recent developments to disclose as of March 31, 2025.

Results of Operations

We report the results of our operations as three segments in our unaudited condensed consolidated financial statements: (i) the hospital division, (ii) the population health management division and (iii) the real estate division. Activity within our business segments is significantly impacted by the demand for healthcare services we provide, competition for these services in each of the markets we serve, and the legislative changes discussed above.

Following are the results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenue:
Hospital division	$203,947	$60,029
Population health management division	7,842	7,424
Total revenue	211,789	67,453
Segment gross profit:
Hospital division	117,895	10,471
Population health management division	552	(314)
Real estate division	(109)	-
Total segment gross profit	118,338	10,157
Corporate and other costs:
Stock-based compensation	36,094	49
General and administrative expenses	10,035	8,658
Total corporate and other costs	46,129	8,707
Interest expense	6,120	4,444
Gain on warrant liability	-	(2,601)
Other (income) expense	3,325	(241)
Income (loss) before taxes	62,764	(152)
Income tax expense	18,541	390
Net income (loss)	44,223	(542)
Less: net income (loss) attributable to noncontrolling interests	29,589	(178)
Net income (loss) attributable to Nutex Health Inc.	$14,634	$(364)

Adjusted EBITDA(1)	$72,821	$(412)

(1) See reconciliation of net loss attributable to Nutex Health Inc. to Adjusted EBITDA under Non-GAAP Financial Measures.

Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Net income attributable to Nutex Health Inc. increased to $14.6 million, or income of $2.56 per diluted share, for the three months ended March 31, 2025 from a net loss attributable to Nutex Health Inc. of $0.4 million, or a loss of $0.08 per share, for the same period 2024. Our 2025 results were principally affected by higher revenue and cost due to:

●	Higher patient visits, which increased by 20.5% during the three months ended March 31, 2025 as compared with the same period of 2024. Same-store mature hospitals visits increased an average of 5.3% versus prior year as well as the opening of four new hospitals in 2024;
●	Increased revenue per visit due to success in efforts to obtain higher rates through the Independent Dispute Resolution (“IDR”) process and increased utilization of higher paid services such as increased observation and in-patient stays.
●	Higher stock-based compensation to under construction and ramping hospitals of $36.0 million for the three months ended March 31, 2025, an increase of $36.0 million compared to the same period last year.
●	Higher income tax expense of $18.5 million for the three months ended March 31, 2025 compared to $0.4 million for the three months ended March 31, 2024, an increase of $18.1 million.
●	Higher interest expense of $6.1 million for the three months ended March 31, 2025, an increase of $1.7 million compared to the same period of 2024.
●	No gain or loss on warrant liability for the three months ended March 31, 2025 as compared to a $2.6 million gain for the same period of 2024.

Adjusted EBITDA for the three months ended March 31, 2025 increased to $72.8 million from $(0.4) million for the comparable period 2024. Refer to Non-GAAP Financial Measures discussed below for a definition and reconciliation of net income (loss) attributable to Nutex Health Inc. to Adjusted EBITDA. The items affecting revenue, stock-based compensation and income tax expense contributed significantly to the increase in Adjusted EBITDA in the 2025 period.

A discussion of our segment results is included below.

Hospital Division. Our revenue for the three months ended March 31, 2025 totaled $203.9 million as compared to $60.0 million for the same period of 2024, an increase of $143.9 million or 239.8%. This increase was attributed to an increase in revenue per visit due to success in efforts to obtain higher rates through the IDR process, an increase in visits and increased utilization of higher paid services such as increased observation and in-patient stays. Of this revenue increase, 186.5% is related to mature hospitals, which are hospitals that were opened by December 31, 2022.

The following table shows the number of patient visits during the periods:

	Three Months Ended March 31,
	2025	2024
Patient visits:
Hospital	48,269	40,068

Total patient visits increased 20.5% during the three months ended March 31, 2025 as compared with the same period of 2024 including the opening of four facilities throughout 2024 which are fully operating in 2025. Of the total patient visit increase, 5.3% related to mature hospitals, which are hospitals opened by December 31, 2022.

The hospital division’s gross profit was $117.9 million during the three months ended March 31, 2025, compared with $10.5 million in the same period of 2024, an increase of 1,022.9%. Our revenue and operating income for the first quarter of 2025 was positively affected by an increase in revenue per visit due to success in efforts to obtain higher rates through the IDR process, an increase in visits and increased utilization of higher paid services such as increased observation and in-patient stays.

Population Health Management Division. Our total revenue for the three months ended March 31, 2025 was $7.9 million as compared with $7.4 million for the same period in 2024.

The population health management division had $0.5 million of income before income taxes for the three months ended March 31, 2025 as compared with $0.3 million of loss for the same period in 2024. Strategically, we are focused on the growth of this division principally through the addition of new independent physician associations and have staffed our organization to manage larger numbers of such organizations.

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

As of March 31, 2025, two Real Estate Entities continue to be consolidated in our financial statements. We expect that hospitals we open in the future may be leased from new Real Estate Entities which may be owned in whole or part by related parties. Third-party lenders to these entities may require that we provide a guarantee or become co-borrowers under mortgage indebtedness and financings for such facilities. In such instances, we may be required to consolidate these new Real Estate Entities in our financial statements as VIEs.

Corporate and other costs. Corporate and other costs in the three months ended March 31, 2025 totaled $46.1 million as compared to $8.7 million for the same period in 2024, an increase of 429.9%. General and administrative costs include our executive management, accounting, human resources, corporate technology, insurance and professional fees. The increase in corporate and other costs is primarily due to an increase in stock-based compensation of $36.0 million related to obligations for under-construction and ramping hospitals, and an increase in general and administrative expenses of $1.3 million.

Nonoperating items

Interest expense. Interest expense was $6.1 million for the three months ended March 31, 2025 as compared with $4.4 million for the same period of 2024. The increase in interest expense in 2025 is primarily due to the finance lease of the new facility openings throughout 2024 that are fully operating in 2025.

Gain on warrant liability. Gain on warrant liability was zero in the three months ended March 31, 2025 as compared to $2.6 million for the same period of 2024. All relevant warrants were exercised by November 2024.

Income tax expense. Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items is recognized in the period these occur.

Liquidity and Capital Resources

As of March 31, 2025, we had $87.7 million of cash and equivalents, compared to $43.6 million of cash and equivalents as of December 31, 2024.

Significant sources and uses of cash during the first three months of 2025.

Sources of cash:

●	Cash from operating activities was $51.0 million, primarily driven by significantly higher net income largely attributable to favorable developments in the arbitration process, which contributed to higher revenue.
●	Proceeds from lines of credit of $3.9 million

Uses of cash:

●	Repayments of lines of credit and notes payable $2.1 million
●	Distributions, net of contributions, to noncontrolling interests totaled $7.4 million; and
●	Repayments of finance leases totaled $1.4 million

Future sources and uses of cash. Our operating activities are financed with cash on hand which is generated from revenues. Most of our hospital facilities are leased from various lessors including related parties. These leases are presented in our unaudited condensed consolidated balance sheets unless the lease is from a consolidated Real Estate Entity. Our growth plans include the development of new hospital locations. We expect that in many of these locations we will lease facilities from newly established entities partially owned by related parties.

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

Indebtedness. The Company’s indebtedness as of March 31, 2025 is presented in Item I, “Financial Statements – Note 7 – Debt” and our lease obligations are presented in Item I, “Financial Statements—Note 8 – Leases.”

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

Certain outstanding debt arrangements require minimum debt service coverage ratios and other financial covenants. As of March 31, 2025, we were in compliance with the requirements of these debt arrangements and an aggregate remaining availability of $4.9 million under outstanding lines of credit.

Off-Balance Sheet Arrangements

As of March 31, 2025, we had no material off-balance sheet arrangements.

Non-GAAP Financial Measures

Adjusted EBITDA. Adjusted EBITDA is used as a supplemental non-GAAP financial measure by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance.

We define Adjusted EBITDA as net income (loss) attributable to Nutex Health Inc. plus net interest expense, income taxes, depreciation and amortization, further adjusted for stock-based compensation, certain defined items of expense and any acquisition-related costs and impairments. Interest expense includes interest on lease liabilities, which is a component of total finance lease cost. A reconciliation of net income to Adjusted EBITDA is included below.

Beginning in the first quarter of 2025, we have updated our presentation of Adjusted EBITDA to separately disclose finance lease payments related to leases under ASC 842, which were previously included in interest expense, net and depreciation and amortization. We believe this change provides greater transparency into our operating performance.

Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies. Adjusted EBITDA follows (in thousands):

	Three Months Ended March 31,
	2025		2024
Reconciliation of net income (loss) attributable to Nutex Health Inc. to Adjusted EBITDA:	(Updated)	(Prior)	(Updated)	(Prior)
Net income (loss) attributable to Nutex Health Inc.	$14,634	$14,634	$(364)	$(364)
Depreciation and amortization	5,092	5,092	4,186	4,186
Interest expense, net	6,120	6,120	4,444	4,444
Income tax expense	18,541	18,541	390	390
Allocation to noncontrolling interests	(1,297)	(1,297)	(1,544)	(1,544)
EBITDA	43,090	43,090	7,112	7,112
Gain on warrant liability	-	-	(2,601)	(2,601)
Finance lease payments(1)	(6,363)	-	(4,972)	-
Stock-based compensation	36,094	36,094	49	49
Adjusted EBITDA	$72,821	$79,184	$(412)	$4,560

(1) Finance lease payments consist of cash payments for financing leases under ASC 842, which should be deducted from EBITDA. We believe this change is useful to investors to evaluate the ongoing operating performance of our business.

Significant Accounting Policies

The preparation of financial statements and related disclosures in accordance with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements included in the Form 10-K for the year ended December 31, 2024 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The Company’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2024. Since December 31, 2024, there have been no material changes in the Company’s accounting policies that are impacted by judgments, assumptions and estimates.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

With respect to the three months ended March 31, 2025, there have been no material changes in our primary market risk exposures or how those exposures are managed since the information disclosed in our 2024 Form 10-K.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of March 31, 2025. Based on this evaluation, the Company concluded that our disclosure controls and procedures were not effective as of March 31, 2025 due to the material weakness previously identified as described below.

Previously Reported Material Weaknesses. We previously identified material weaknesses in our internal control over financial reporting in our Form 10-K for the year ended December 31, 2024, based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). Based on our assessment, the following material weaknesses were identified:

●	The Company had ineffective design, implementation and operation controls over logical access, program change management and vendor management controls:
1)	appropriate restrictions that would adequately prevent users from gaining inappropriate access to the financially relevant systems.
2)	IT program and data changes affecting the Company’s financial IT applications and underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT systems were complete and accurate. Automated process-level and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.
3)	key third party service provider SOC reports were obtained and reviewed.

●	Business process controls across all financial reporting processes were not effectively designed and implemented to properly address the risk of material misstatement, including controls without proper segregation of duties between preparer and reviewer and key management review controls.
●	Ineffective design and implementation of controls over the completeness and accuracy of information included in key spreadsheets supporting the financial statements.

Management has concluded that, based on applying the COSO criteria, as of December 31, 2024, the Company’s internal control over financial reporting was not effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

Remediation Plans. These material weaknesses did not result in a material misstatement of the Company’s consolidated financial statements for the periods presented. In 2024, the Company started the process of designing and implementing effective internal control measures to remediate the reported material weaknesses. The Company’s efforts included the following:

●	Hiring qualified accounting and internal control professionals with the appropriate experience and training to design, implement, execute and monitor our system of internal controls. During the first quarter of 2025, we hired a new Director of Internal Audit and added new positions across our finance, accounting and internal audit functions to support remedation efforts and organizational growth.
●	Continuing to engage an accounting firm to assist in the proper design, implementation and testing of internal controls over financial reporting.
●	Leveraging existing functions more effectively in our enterprise resource planning system to continue to reduce reliance on manual processes and spreadsheets supporting the financial statements.

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

PART II — OTHER INFORMATION

Item 1.   Legal Proceedings

The Company, its consolidated subsidiaries or VIEs may be named in various claims and legal actions in the normal course of business. Based upon counsel and management’s opinion, the outcome of such matters is not expected to have a material adverse effect on the unaudited condensed consolidated financial statements.

Item 1A. Risk Factors

In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Form 10-K for the year ended December 31, 2024 and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities

Not applicable.

Item 3. Defaults upon Senior Securities

Not Applicable

Item 4.   Mine Safety Disclosures

Not Applicable

Item 5.   Other Information

Trading Arrangements

During the three months ended March 31, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

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

* Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on May 13, 2025.

Nutex Health Inc.

By:	/s/ Thomas T. Vo
Thomas T. Vo
Chief Executive Officer and Chairman of the Board (principal executive officer)

By:	/s/ Jon C. Bates
Jon C. Bates
Chief Financial Officer (principal financial officer and principal accounting officer)