Form 10-K/A
period 2024-12-31
Nutex Health, Inc.
filed 2025-11-18
CIK 1479681

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
6030 S. Rice Ave, Suite C,
Houston, Texas 77081
Telephone Number (713) 660-0557
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	NUTX	The NASDAQ Stock Market LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☑
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑
The aggregate market value of voting common stock held by non-affiliates at June 30, 2024 was approximately $18.2 million. At March 24, 2025, there were 5,950,539 shares of common stock outstanding.

EXPLANATORY NOTE
Nutex Health Inc. ("Nutex Health" or the "Company") is filing this Amendment No. 2 on Form 10-K/A (the "Amendment" or "Form 10-K/A") to amend its Annual Report on Form 10-K for the year ended December 31, 2024, which was originally filed with the U.S. Securities and Exchange Commission ("SEC") on March 31, 2025 (the "Original Form 10-K"), as amended on April 30, 2025 to include the information required by Items 10 through 14 of Part III of Form 10-K. The purpose of this amendment is to amend and restate our previously issued consolidated financial statements and related financial information in the Original Form 10-K. This amendment also includes disclosure of an additional material weakness in internal control over financial reporting as described below.
In addition, the Company intends to file an amendment to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, originally filed with the SEC on May 13, 2025.
Items Amended in this Filing
This Form 10-K/A amends and restates the following items of the Original Form 10-K:
•Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.
•Part II - Item 8. Financial Statements and Supplementary Data.
•Part II - Item 9A. Controls and Procedures.
•Part III - Item 14. Principal Accountant Fees and Service
•Part IV - Item 15. Exhibits and Financial Statement Schedules.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications specified in Rule 13a-14 under the Exchange Act from the Company’s Chief Executive Officer and its Chief Financial Officer, dated as of the date hereof, are being filed or furnished, as applicable, with this Form 10-K/A as Exhibits 31.1, 31.2, 32.1 and 32.2, and updated and additional Consents of Independent Registered Public Accounting Firm are being filed as Exhibit 23.1 and 23.2. This Form 10-K/A also includes updated and additional, as applicable, Reports of Independent Registered Public Accounting Firm and updated signature page.
Except as otherwise provided, the disclosures in this Form 10-K/A are made as of the date of the Original Form 10-K and do not reflect any events that occurred after the date of the Original Form 10-K or modify or update any other disclosures in the Original Form 10-K affected by subsequent events. As such, forward-looking statements included in this Form 10-K/A may represent management’s views as of the date of the Original Form 10-K and should not be assumed to be accurate as of any date thereafter.
Restatement Background
As previously disclosed in the Company's Current Report Form 8-K filed on August 21, 2025, the Audit Committee of the Board of Directors of Nutex Health (the "Audit Committee"), after consultation with the Chief Financial Officer, concluded that the Company's previously issued consolidated financial statements as of and for the year ended December 31, 2024 contained in the Original Form 10-K (the "Previously Issued Financial Statements") should be restated to reclassify non-cash stock-based compensation obligations related to under-construction and ramping hospitals as liabilities rather than equity. Further, the Company is also recording certain immaterial adjustments as described below. Please read Note 1 of the Consolidated Financial Statements - Organizations and Operations (Restated) - Restatement of Previously Issued Consolidated Financial Statements, Note 2 - Summary of Significant Accounting Policies (Restated), Note 12 - Stock Based Compensation (Restated), Note 14 - Income Taxes (Restated), Note 15 - Earnings Per Share (Restated), Note 16 - Supplemental Cash Flows Information (Restated), and Note 20 - Subsequent Events. Accordingly, investors and all other persons should no longer rely upon the Previously Issued Financial Statements included in the Original Form 10-K. In addition, any previously issued or filed earnings releases, investor presentations or other communications describing the Previously Issued Financial Statements and other related financial information covering these periods should no longer be relied upon.
The Company filed this amendment to correct the classification of obligations totaling $16.4 million related to under construction and ramping hospitals from equity to liabilities in accordance with the classification criteria in ASC 718, Compensation - Stock Compensation, and ASC 480, Distinguishing Liabilities from Equity.
In addition, the Company identified certain immaterial adjustments to be made to the financial statements for the year ended December 31, 2024 including related-party accounts payable balances amounting to $3.5 million that should be reclassified to equity, as the related-party accounts payable amounts were intended to be contribution amounts per certain Contribution Agreements with former owners of hospitals who transferred their interests to Nutex Health Holdco LLC, a $2.9 million adjustment to reclassify restricted balances out of cash and cash equivalents and into restricted short-term investments, an adjustment to accrued income tax expense of $0.5 million, a change in presentation of the effective tax rate
i

reconciliation to separately present disaggregate other items, and the deferred tax components for the right-of-use assets and liabilities in the income taxes footnote table are now presented on a gross basis. Further, the Company recorded an immaterial adjustment in the footnote on variable interest entities (Note 19) related disclosure of consolidated balances.
These adjustments as of December 31, 2024 result in an increase to liabilities, a corresponding decrease to equity and a decrease in net income. Total liabilities as of December 31, 2024 increased by $13.4 million (2.9%) while total equity correspondingly decreased by $13.4 million (6.6%). Net income for the year decreased by approximately $0.5 million (0.5%). As restated, earnings per share, diluted by unvested restricted stock and contingently issuable stock compensation decreased by $0.02 to $9.69 from $9.71, while earnings per share, basic decreased by $0.02 to $10.23 from $10.25 for the year ended December 31, 2024. These adjustments are non-cash in nature, had no material effect on key metrics including revenue, liquidity, short-term and long-term debt, operating cash flow, adjusted EBITDA or number of patient visits as of and for the periods presented therein, and had an immaterial impact on net income.
The Previously Issued Financial Statements as of and for the year ended December 31, 2024 were audited by Marcum LLP. Following the Audit Committee's determination to restate these financial statements, the Company engaged Grant Thornton LLP as its independent registered public accounting firm to re-audit the consolidated financial statements for the year ended December 31, 2024. The adjustments reflected herein update the impacted consolidated financial statements and related disclosures to accurately present the Company’s financial position and results of operations for the affected periods.
Internal Control Considerations
We previously reported material weaknesses in the design and operating effectiveness of internal control over financial reporting as of December 31, 2024. As a result of the change to the treatment of obligations related to under-construction and ramping hospitals from equity to liabilities, management has re-evaluated and determined that there is an additional material weakness in the design and operating effectiveness of internal control over financial reporting as of December 31, 2024 related to timely and accurately analyzing and accounting for complex and non-routine accounting matters. The Company has engaged an accounting firm to assist in the proper design, implementation, and testing of internal controls over financial reporting, and training for relevant personnel remains ongoing. Management is undertaking additional efforts to remediate the identified material weaknesses and strengthen the overall control environment. See Item 9A. Controls and Procedures - Evaluation of Internal Controls and Procedures (Restated) included in this Amendment.
Compensation Recovery Policy
The Company established a policy regarding the recoupment of certain performance-based compensation payments (“Compensation Recovery Policy”), which became effective as of October 2, 2023. As indicated above, the Company concluded that the Previously Issued Financial Statements required the Restatement Adjustments. The Compensation Committee of the Company determined that no performance-based compensation (or the vesting of such compensation) within the prior three years was primarily based upon the achievement of financial results, as reported in a Form 10-Q, Form 10-K or other report filed with the Securities and Exchange Commission, and therefore had no obligation, pursuant to the Company’s Compensation Recovery Policy, to recover erroneously paid or awarded compensation.
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
Unless the context dictates otherwise, references in this Annual Report on Form 10-K/A to “Nutex,” the “Company,” “we,” “us,” “our,” and similar words are references to Nutex Health Inc. (formerly known as Clinigence Holdings, Inc.), a Delaware corporation, and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”) and “Nutex” refers to Nutex Health Inc.
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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Amendment contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.
This document contains certain forward-looking statements with respect to our financial condition, results of operations and business, plans, objectives and strategies. These forward-looking statements can be identified by the fact that they do not relate only to historical or current facts. Forward-looking statements often use words such as “estimate,” “project,” “predict,” “will,” “would,” “should,” “could,” “may,” “might,” “anticipate,” “plan,” “intend,” “believe,” “expect,” “aim,” “goal,” “target,” “objective,” “commit,” “advance,” “likely” or similar expressions that convey the prospective nature of events or outcomes. There are several factors which could cause actual plans and results to differ materially from those expressed or implied in forward-looking statements. Such factors include, but are not limited to:
•our ability to successfully execute our growth strategy, including identifying and developing successful new geographies, physician partners and patients;
•changes in applicable laws or regulations, including changes in the laws and regulations related to reimbursements;
•uncertainties in the amounts, timing and process of reimbursements by third-party payors and individuals;
•we may be adversely affected by other economic, business, and/or competitive factors;
•the difficulty in evaluating our future prospects, as well as risks and challenges, due to the new and rapidly evolving business and market;
•we may need to raise additional capital to fund our existing operations, develop and commercialize new services or expand our operations;
•possible difficulty managing growth and expanding operations;
•our ability to retain qualified personnel;
•the effectiveness and efficiency of our marketing efforts;
•spending changes in the healthcare industry;
•we, our affiliated professional entities and other physician partners may become subject to medical liability claims;
•a failure in our information technology systems,
•security breaches, loss of data or other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information, expose us to liability and our reputation may be harmed and we could lose sales, clients and members;
•any future litigation against us could be costly and time-consuming to defend;
•failure to adhere to all of the complex government laws and regulations that apply to our business could result in fines or penalties, being required to make changes to our operations or experiencing adverse publicity;
•our arrangements with affiliated professional entities and other physician partners may be found to constitute improper rendering of medical services or fee splitting under applicable state laws;

•we may face inspections, reviews, audits and investigations under federal and state government programs and contracts and adverse findings may have an adverse effect on our business;
•recent healthcare legislation and other changes in the healthcare industry and in healthcare spending has and may in the future adversely affect our revenues and may cause material adverse effects on our financial results;
•the transition from volume to value-based reimbursement models may have a material adverse effect on our operations;
•our ability to remain listed on the NASDAQ; and
•other risks, uncertainties and factors disclosed in the section entitled “Risk Factors” and elsewhere in our Annual Report on the Original Form 10-K in Part I, Item 1A., and in Item 8.01 of the Current Report on Form 8-K filed on August 21, 2025.
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

NUTEX HEALTH INC.
FORM 10-K/A FOR THE YEAR ENDED DECEMBER 31, 2024

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
Operating Segments
We report the results of our operations as three segments: (i) the hospital division, (ii) the PHM division, and (iii) the real estate division.
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
An IPA is a business entity organized and owned by a network of independent physician practices. Once established, the IPA enrolls patients and negotiates managed care contracts with insurers to provide comprehensive care to their patients, often for a value-based fixed annual fee (capitation). The IPA entities are not owned by us but are managed by our MSO which provides management, administrative, and other support services. Presently, we manage one IPA located in Los Angeles, California having approximately 33,000 patients. We have established two other IPAs, one in Houston and one in South Florida. As of the date of this filing, our Houston IPA manages approximately 800 Medicare Advantage (“MA”) patients and our South Florida IPA manages approximately 5,000 members, including 400 MA patients. In total, the Company’s IPAs now have approximately 40,000 members across its platform, including commercial and Medicaid managed care members. We are operationalizing our IPA in Phoenix, Arizona in 2025 and plan to enter one to two more new markets in 2025. We consolidate the IPA entities in our financial statements as VIEs since we manage these entities.
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
Our Strategy
Our mission is to make exceptional concierge-level healthcare more accessible to communities. Our business strategy is to increase stockholder value through earnings growth and cash flow generation by:
•Developing and operating innovative micro-hospitals – We currently operate 24 micro-hospital facilities in 11 states and four IPAs. We plan to grow our operations by expanding our innovative micro-hospital model into several more states and developing IPAs which leverage our presence and physician relationships in each community we serve.
•Providing a patient-centric care model – We fulfill a healthcare segment needing immediate and convenient access to primary and emergency care. Producing a compelling work environment for physicians helps us deliver superior patient experiences and clinical outcomes.
•Offering a differentiated provider engagement and partnership strategy – Having high satisfaction and retention rates of physicians helps us in delivering superior patient experiences. Financially, we are aligned with our physician partners who are co-investors with us in their community’s micro-hospitals or IPAs and, in many instances, are stockholders of Nutex. Our relationships with physician partners are critical to our success.
•Having a scalable go-to-market strategy – Robust administrative support where key support functions including billing and collection, purchasing, marketing, legal and compliance, human resources and financial operations are centralized allowing our physicians and hospitalists to focus on patient care. Building out IPA networks in the same communities as our micro-hospitals help drive patient volume and result in greater revenue from increased capitation and full-risk contracts. To complement our organic growth plans, we may, in the normal course of business, consider and review opportunistic acquisitions.
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
For each new hospital location, three entities are usually created:
•Real estate entity – our hospital facilities are designed and constructed to meet our specific needs and governmental regulations for micro-hospitals. Construction of new facilities or major renovation of existing buildings to meet our specifications requires significant financial resources. In most cases, these financial resources are provided by a newly established real estate entity that is independently owned by the in-market physicians and other partners, including in many cases, members of our executive management team. The real estate entities often enter into mortgage loans to finance the acquisition of the associated land or purchase the build out of facilities. In some instances, Nutex may participate as a co-borrower or guarantor of this indebtedness. Nutex does not own any of the real estate entities but enters into a long-term market rate lease of the facility for its operations with the real estate entity. Nutex also contracts with this entity to provide administrative services including financial accounting and other responsibilities.
•Physician LLC entity – the in-market physicians create and independently own the physician entity. In certain states, state laws and regulations prohibit non-physician ownership of physician practices. The physician entity employs or contracts with physicians who will staff the new location. We contract with the physician entities to provide administrative services including claims billing and collections, financial accounting and other responsibilities.
•Hospital facility entity – Nutex typically has 60% or more equity ownership of new hospital facilities and in-market physicians usually own much of the remaining equity. The participation by in-market physicians in owning the hospital facility is a key factor in our success. The hospital facility contracts with the physician entity to provide physician staffing and enters into a lease of the physical facility with the associated real estate entity. The hospital facility provides the operating equipment and supplies and employs nursing and other staffing for local operations.
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
We may achieve our growth strategy in part by acquiring or contracting existing healthcare facilities and IPAs. We currently have an IPA presence in the top three states for seniors: California, Florida, and Texas, which make up a quarter of the nation’s seniors.
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
Governmental Regulation
The healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships with our providers, vendors and clients, our marketing activities and other aspects of our operations. Of particular importance are:
•No Surprises Act;
•the federal physician self-referral law, commonly referred to as the Stark Law;
•the federal Anti-Kickback Act;
•the criminal healthcare fraud provisions of the Health Insurance Portability and Accountability Act (HIPAA);
•the federal False Claims Act;
•reassignment of payment rules that prohibit certain types of billing and collection;
•similar state law provisions pertaining to anti-kickback, self-referral and false claims issues;
•state laws that prohibit general business corporations, such as us, from practicing medicine;
•laws that regulate debt collection practices as applied to our debt collection practices;
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
Nutex and the NSA. While we are working within the established processes for IDR, we have had varying successes at achieving collections at or higher than the established QPA. We have undertaken several strategic actions designed to improve our collections results. These include:
•engaging a third-party IDR vendor for claims under IDR,
•maximizing our claims coding efficiency,
•increasing efforts to collect co-pays and co-insurance,
•adding additional administrative staff to handle the increased administrative IDR burden,
•having a dedicated IDR team to accelerate resubmission of claims under the IDR process,
•making appeals for additional payment of claims for periods before and after the NSA final rule was adopted through the IDR process,
•making efforts to sign favorable contracts with new insurers,
•working to sign more favorable contracted rates with existing contracted providers,
•working with both local and national legislatures to enforce the NSA rules and guidelines for Insurers, and

•focusing on the value-based IPA side of our business, which is less affected by the NSA.
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
Item 1A. Risk Factors
Our business, financial condition, and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry, as well as risks that affect businesses in general. The risks disclosed in this Annual Report could materially adversely affect our business, financial condition, cash flows, or results of operations and thus our stock price. These risk factors may be important to understanding other statements in this Annual Report and should be read in conjunction with the consolidated financial statements and related notes in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K/A. Because of such risk factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance should not be considered to be a reliable indicator of future performance, and investors should not use historical trends to anticipate results or trends in future periods. This "Item 1A. Risk Factors" has not been updated to reflect developments occurring subsequent to the Original Form 10-K, filed with the SEC on March 31, 2025.
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
As of March 24, 2025, there were 5,950,539 shares of Common Stock outstanding, including 1,949,581 shares of Common Stock held by our affiliates, including our Chairman and Chief Executive Officer.
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
Our business and the markets in which we operate are new and rapidly evolving which make it difficult to evaluate and assess the success of our business to date, our prospects and the risks and challenges that we may encounter. These risks and challenges include our ability to:
•attract new partner physicians;
•retain our current physician partners;
•comply with existing and new laws and regulations applicable to our business and in our industry;
•anticipate and respond to changes in reimbursement rates and the markets in which we operate;
•react to challenges from existing and new competitors;
•maintain and continually enhance our reputation;
•effectively manage our growth and business operations, including new geographies;
•forecast our revenue, which includes reimbursements, and budget for, and manage, our expenses, including our medical expense amounts, and capital expenditures;
•hire and retain talented individuals at all levels of our organization;
•maintain and continually improve our infrastructure to adjust for the growth of the company, including our data protection, intellectual property and cybersecurity; and
•successfully execute our ambitious growth strategy.
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
The operations of our hospitals through our physician partners are subject to extensive federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures, fire prevention, rate-setting and compliance with building codes and environmental protection. Our hospitals and their affiliated professional entities are also subject to extensive laws and regulation relating to facility and professional licensure, conduct of operations, including financial relationships among healthcare providers, Medicare and Medicaid fraud and abuse and physician self-referrals, and maintaining updates to the hospital’s affiliated professional entities’ enrollment in the Medicare and Medicaid programs, including the addition of new clinic locations, providers and other enrollment information. Our hospitals and their affiliated professional entities are subject to periodic inspection by licensing authorities and accreditation organizations to ensure their continued compliance with these various standards. There can be no assurance that these regulatory authorities will determine that all applicable requirements are fully met at any given time. Should any of our hospitals or their affiliated professional entities be found to be noncompliant with these requirements, we could be assessed fines and penalties, could be required to refund reimbursement amounts or could lose our licensure or Medicare and/or Medicaid certification or accreditation so that we or our hospitals are unable to receive reimbursement from third-party payors, which could materially adversely affect our business, financial condition, cash flows and results of operations.
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
The U.S. healthcare industry has changed significantly in recent years, and we expect that significant changes will continue to occur. General reductions in expenditures by healthcare industry participants could result from, among other things:
•regulatory uncertainty regarding the implementation of and reimbursement processes under the NSA;
•government regulations or private initiatives that affect the manner in which healthcare providers interact with patients, payors or other healthcare industry participants, including changes in pricing or means of delivery of healthcare products and services;
•consolidation of healthcare industry participants;
•reductions in government funding for healthcare; and
•adverse changes in business or economic conditions affecting healthcare payors or providers or other healthcare industry participants.
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
Our quarterly results of operations, including our revenue, net loss and cash flows, have varied and may vary significantly in the future, and period-to-period comparisons of our results of operations may not be meaningful. Accordingly, our quarterly results should not be relied upon as an indication of future performance. Our quarterly financial results may fluctuate as a result of a variety of factors, many of which are outside of our control, including, without limitation, the following:
•the timing of recognition of revenue, including possible delays in the recognition of revenue due to sometimes unpredictable implementation timelines;
•the amount and timing of operating expenses related to the maintenance and expansion of our business, operations and infrastructure;
•our ability to respond to competitive developments;
•security or data privacy breaches and associated remediation costs; and
•the timing of expenses related to the development or acquisition of additional hospitals or businesses.
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
The DMHC has instituted financial solvency regulations. The regulations are intended to provide a formal mechanism for monitoring the financial solvency of a RBO in California, including capitated physician groups. Under current DMHC regulations, our affiliated physician groups, as applicable, are required to, among other things:
•Maintain, at all times, a minimum “cash-to-claims ratio” (which means the organization’s cash, marketable securities, and certain qualified receivables, divided by the organization’s total unpaid claims liability) of 0.75; and
•Submit periodic reports to the DMHC containing various data and attestations regarding their performance and financial solvency, including IBNR calculations and documentation and attestations as to whether or not the organization (i) was in compliance with the “Knox-Keene Act” requirements related to claims payment timeliness, (ii) had maintained positive tangible net equity (“TNE”), and (iii) had maintained positive working capital.
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
The U.S. healthcare industry is heavily regulated and closely scrutinized by federal, state and local governments. Comprehensive statutes and regulations govern the manner in which we provide and bill for services and collect reimbursement from governmental programs and private payors, our contractual relationships and arrangements with healthcare providers and vendors, our marketing activities and other aspects of our operations. Of particular importance are:
•the federal Anti-Kickback Statute, or the AKS, which prohibits the knowing and willful offer, payment, solicitation or receipt of any bribe, kickback, rebate or other remuneration for referring an individual, in return for ordering, leasing, purchasing or recommending or arranging for or to induce the referral of an individual or the ordering, purchasing or leasing of items or services covered, in whole or in part, by any federal healthcare program, such as Medicare and Medicaid. Although there are several statutory exceptions and regulatory safe harbors protecting certain common activities from prosecution, the exceptions and safe harbors are drawn narrowly. By way of example, the AKS safe harbor for value-based arrangements requires, among other things, that the arrangement does not induce a person or entity to reduce or limit medically necessary items or services furnished to any patient. Failure to meet the requirements of a safe harbor, however, does not render an arrangement illegal, although such arrangements may be subject to greater scrutiny by government authorities. Further, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•the federal physician self-referral law, or the Stark Law, which, subject to limited exceptions, prohibits physicians from referring Medicare or Medicaid patients to an entity for the provision of certain designated health services, or DHS, if the physician or a member of such physician’s immediate family has a direct or indirect financial relationship (including an ownership interest or a compensation arrangement) with the entity, and prohibits the entity from billing Medicare or Medicaid for such DHS;
•the federal False Claims Act, or the FCA, which imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly make, or cause to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits. There are many potential bases for liability under the FCA. The government has used the FCA to prosecute Medicare and other government healthcare program fraud such as coding errors, billing for services not provided, and providing care that is not medically necessary or that is substandard in quality. In addition, we could be held liable under the FCA if we are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing, coding or risk adjustment information to our physician partners through Provider Portal and Analytic Management Tools, respectively. The government may also assert that a claim including items or services resulting from a violation of the AKS or Stark Law constitutes a false or fraudulent claim for purposes of the FCA;
•the Civil Monetary Penalties Statute, which prohibits, among other things, an individual or entity from offering remuneration to a federal healthcare program beneficiary that the individual or entity knows or should know is likely to influence the beneficiary to order or receive healthcare items or services from a particular provider;
•the criminal healthcare fraud provisions of HIPAA and related rules that prohibit knowingly and willfully executing a scheme or artifice to defraud any healthcare benefit program or falsifying, concealing or covering up a material fact or making any material false, fictitious or fraudulent statement in connection with the delivery of or payment for healthcare benefits, items or services. Similar to the AKS, a person or entity does not need to have actual knowledge of the statute or specific intent to violate it to have committed a violation;
•reassignment of payment rules that prohibit certain types of billing and collection practices in connection with claims payable by the Medicare or Medicaid programs;
•similar state law provisions pertaining to anti-kickback, self-referral and false claims issues, some of which may apply to items or services reimbursed by any payor, including patients and commercial insurers;
•laws that regulate debt collection practices;
•a provision of the Social Security Act that imposes criminal penalties on healthcare providers who fail to disclose, or refund known overpayments;
•federal and state laws that prohibit providers from billing and receiving payment from Medicare and Medicaid for services unless the services are medically necessary, adequately and accurately documented, and billed using codes that accurately reflect the type and level of services rendered; and
•federal and state laws pertaining to the provision of services by nurse practitioners and physician assistants in certain settings, physician supervision of those services, and reimbursement requirements that depend on the types of services provided and documented and relationships between physician supervisors and nurse practitioners and physician assistants.
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
The operations of our hospitals through partner physicians and other healthcare professionals are subject to extensive federal, state and local regulation relating to, among other things, the adequacy of medical care, equipment, personnel, operating policies and procedures and proof of financial ability to operate. Our hospitals and partner physicians and other healthcare professionals are also subject to extensive laws and regulation relating to facility and professional licensure, conduct of operations, including financial relationships among healthcare providers, Medicare, Medicaid and state fraud and abuse and physician self-referrals, and maintaining updates to our and our partner physicians’ and other healthcare professionals’ enrollment in the Medicare and Medicaid programs, including addition of new hospital locations, providers and other enrollment information. Our hospitals are subject to periodic inspection by licensing authorities to assure their continued compliance with these various standards. There can be no assurance that these regulatory authorities will determine that all applicable requirements are fully met at any given time. Should any of our hospitals be found to be noncompliant with these requirements, we could be assessed fines and penalties, could be required to refund reimbursement amounts or could lose our licensure or Medicare and/or Medicaid certification so that we or our partner physicians and other healthcare professionals are unable to receive reimbursement from such programs and possibly from other third-party payors, any of which could materially adversely affect our business, financial condition, cash flows and results of operations.
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
As a result of our participation in the Medicare and Medicaid programs, we are subject to various governmental inspections, reviews, audits and investigations to verify our compliance with these programs and applicable laws and regulations. Other third-party payors may also reserve the right to conduct audits. We also periodically conduct internal audits and reviews of our regulatory compliance. An adverse inspection, review, audit or investigation could result in:
•refunding amounts we have been paid pursuant to the Medicare or Medicaid programs or from payors;
•state or federal agencies imposing fines, penalties and other sanctions on us;
•temporary suspension of payment for new patients to the facility or agency;
•decertification or exclusion from participation in the Medicare or Medicaid programs or one or more payor networks;
•self-disclosure of violations to applicable regulatory authorities;
•damage to our reputation;
•the revocation of a facility’s or agency’s license;
•criminal penalties;
•a corporate integrity agreement with HHS’ Office of Inspector General; and
•loss of certain rights under, or termination of, our contracts with payors.
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
•actual or anticipated fluctuations in our quarterly financial results or the quarterly financial results of companies perceived to be similar to us;
•changes in the market’s expectations about our operating results;
•success of competitors;
•our operating results failing to meet the expectation of securities analysts or investors in a particular period;
•changes in financial estimates and recommendations by securities analysts concerning us or the health population management industry in general;
•operating and stock price performance of other companies that investors deem comparable to us;
•our ability to market new and enhanced products on a timely basis;
•changes in laws and regulations affecting our business;
•our ability to meet compliance requirements;
•commencement of, or involvement in, litigation involving us;
•changes in our capital structure, such as future issuances of securities or the incurrence of additional debt;
•the volume of shares of our Common Stock available for public sale;
•any major change in our board of directors or management;
•sales of substantial amounts of Common Stock by our directors, executive officers or significant stockholders or the perception that such sales could occur; and
•general economic and political conditions such as recessions, interest rates, fuel prices, international currency fluctuations and acts of war or terrorism.
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
Item 3. Legal Proceedings
Securities Class Action
On August 22, 2025, a putative securities class action complaint was filed in the United States District Court for the Southern District of Texas in Harris County, captioned Anjana Bhagavan v. Nutex Health Inc., Case No. 4:25-cv-03999. The complaint names Nutex Health Inc. (the “Company”), our Chairman of the Board and Chief Executive Officer, our Chief Financial Officer, and our President and Director as defendants and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder. The allegations in the complaint generally track those contained in a recent short-seller report. The plaintiff seeks unspecified damages. The Company disputes the allegations and intends to vigorously defend the lawsuit. The Company has not yet responded to the complaint. The court has not yet issued a scheduling order or set the case for trial. No discovery has occurred. The Company is unable to predict the outcome of the litigation or estimate the potential financial impact, but an adverse ruling could have a material adverse effect on the Company’s financial position or results of operations.
Derivative Action

On September 8, 2025, a purported stockholder filed a derivative action on behalf of Nutex Health Inc. in the United States District Court for the Southern District of Texas, captioned Juan Camilo Jimenez, derivatively on behalf of Nutex Health Inc., Case No. 4:25-cv-04253, naming as defendants the Company’s Chief Executive Officer, its Chief Financial Officer and its President, along with the current members of its Board of Directors (other than Frank E. Jaumot) and a director who recently retired from the Board of Directors, alleging, among other things, violations of Section 14(a) of the Exchange Act, breaches of fiduciary duties, unjust enrichment, abuse of control, gross mismanagement, and waste of corporate assets. In addition, on September 11, 2025, a second purported stockholder filed a derivative action on behalf of Nutex Health Inc. in the United States District Court for the Southern District of Texas, captioned Michael Minckler, derivatively on behalf of Nutex Health Inc., nominal defendant v. Thomas T. Vo, et al; Case no. 4:25-cv-4330 containing nearly identical allegations. The derivative actions arise from the same operative facts as alleged in the securities class action, and they seek orders permitting the plaintiff to maintain the action derivatively on behalf of the Company, awarding unspecified damages allegedly sustained by the Company, awarding restitution from the individual defendants and requiring the Company to make certain reforms to its corporate governance and internal procedures.
The Company has stipulated to the consolidation of the two derivative actions but has not yet responded to the complaints. The court has not yet issued a scheduling order or set either case for trial. No discovery has occurred. The Company is unable to predict the outcome of the litigation or estimate the potential financial impact, if any.
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
Restatement of Previously Issued Consolidated Financial Statements
As previously disclosed in the Company's Current Report on Form 8-K filed on August 21, 2025, our Audit Committee of the Board of Directors, after consultation with the Chief Financial Officer, concluded that our Previously Issued Financial Statements included in the Original Form 10-K should be restated to reclassify non-cash stock-based compensation obligations related to under-construction and ramping hospitals as liabilities rather than equity. In addition, we identified certain immaterial adjustments to be made including to related-party accounts payable amounts that were intended to be contribution amounts per certain Contribution Agreements with former owners of hospitals who transferred their interests to Nutex Health Holdco LLC effective April 1, 2022, a $2.9 million adjustment to reclassify restricted balances out of cash and cash equivalents and into restricted short-term investments, an adjustment to accrued income tax expense, a change in presentation of the effective tax rate reconciliation to separately present disaggregate other items, and the deferred tax components for the right-of-use assets and liabilities in the income taxes footnote table are now presented on a gross basis. Further, the Company recorded an immaterial adjustment in the footnote on variable interest entities (Note 19) related to disclosure of consolidated balances. The discussion of financial results presented herein is reflective of the Restatement Adjustments.
Industry Trends
The demand for healthcare services continues to be impacted by the following trends:
•Regulatory uncertainty;
•A growing focus on healthcare spending by consumers, employers and insurers, who are actively seeking lower-cost care solutions;
•A shift in patient volumes from inpatient to outpatient settings due to technological advancements and demand for care that is more convenient, affordable and accessible;
•The growing aged population, which requires greater chronic disease management and higher-acuity treatment; and
•Ongoing consolidation of providers and insurers across the healthcare industry.
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
Results of Operations
We report the results of our operations as three segments in our consolidated financial statements: (i) the hospital division, (ii) the population health management division and, (iii) the real estate division. Activity within our business segments is significantly impacted by the demand for healthcare services we provide, competition for these services in each of the market areas we serve, and the legislative changes discussed above.

Following is our results of operations for the periods shown:

	Year ended December 31,
	2024	2023	2022
	(As restated)
Revenue:
Hospital division	$449,063,683	$218,070,397	$198,508,245
Population health management division	30,884,950	29,575,919	20,786,061
Total revenue	479,948,633	247,646,316	219,294,306
Segment operating income (loss):
Hospital division	195,539,009	36,336,211	15,035,130
Population health management division	1,380,659	(1,558,601)	387,469
Real estate division	(658,391)	(3,439)	(861)
Total segment operating income	196,261,277	34,774,171	15,421,738
Corporate and other costs:
Facilities closing costs	—	217,266	—
Acquisition costs	—	43,464	3,885,666
Stock-based compensation	16,554,898	2,835,971	189,581
Impairment of assets	3,887,216	29,082,203	—
Impairment of goodwill	3,197,391	1,139,297	398,135,038
General and administrative expenses	41,923,972	33,229,718	19,810,607
Total corporate and other costs	65,563,477	66,547,919	422,020,892
Interest expense	19,932,015	16,317,869	12,490,260
Loss on warrant liability	1,608,973	—	—
Other expense (income)	(668,930)	399,182	559,299
Income (loss) before taxes	109,825,742	(48,490,799)	(419,648,713)
Income tax expense (benefit)	15,020,258	(5,067,084)	13,090,905

Net income (loss)	94,805,484	(43,423,715)	(432,739,618)
Less: net income (loss) attributable to noncontrolling interests	42,709,444	2,362,899	(7,959,172)
Net income (loss) attributable to Nutex Health Inc.	$52,096,040	$(45,786,614)	$(424,780,446)

Adjusted EBITDA	$124,092,451	$10,827,681	$12,547,923
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
We reported a net income attributable to Nutex Health Inc. of $52.1 million, or earnings of $9.69 per share, for 2024 as compared with a net loss attributable to Nutex Health Inc. of $45.8 million, or a loss of $10.39 per share, for 2023. Our 2024 results were principally affected by:
•Revenue growth of approximately $169.7 million was primarily driven by successful participation in arbitration through the Independent Dispute Resolution ("IDR") process under the No Surprises Act ("NSA").
•Increased revenue was also attributed to higher utilization of more complex clinical services, including increased observation and in-patient stays.
•Patient visits rose by 16.9% for the year ended December 31, 2024, compared to the same period in 2023. Mature hospitals experienced an average visit growth of 6.5% year-over-year, alongside the impact of four new hospital openings in 2024.
•Our operating expenses increased primarily due the revenue generated from the IDR process in addition to the opening of new facilities and volume growth.

Adjusted EBITDA for 2024 was $124.1 million as compared to $10.8 million for 2023. Refer to Non-GAAP Financial Measures discussed below for a definition and reconciliation of Adjusted EBITDA.
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
The hospital division’s operating income was $195.5 million during 2024, up 438.1% as compared to $36.3 million in the same period of 2023. Our operating income for 2024 was positively affected by an increase in net revenue as noted above. Our contract services expense increased $57.6 million due to the cost associated with the IDR process. Our payroll expense increased due to the opening of four facilities in 2024 as well as due to the accrual of bonus payable in 2025. Our operating income was adversely impacted by $8.4 million from the opening of four new hospital locations in 2024. Start-up and operating expenses at new facilities often exceed our revenue at these facilities until they achieve stabilized volumes of patient visits.
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
Corporate and other costs. Corporate and other costs in 2024 included general and administrative expenses totaling $41.9 million, impairment losses of assets and goodwill of $7.1 million due to facility closures and stock-based compensation of $16.6 million. Our corporate costs for 2023 included general and administrative costs of $33.2 million, a non-cash impairment charge of $30.2 million and stock-based compensation of $2.8 million. General and administrative costs increased $8.6 million attributed to increases in accrued bonus expense ($2.7 million), professional services ($2.3 million), insurance expense ($2.3 million) and in other ($1.3 million).
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
Nonoperating items
Interest expense. Interest expense totaled $19.9 million in 2024 as compared with $16.3 million for 2023. The increase in interest expense is primarily due to leases entered into in 2024 for the opening of four facilities throughout the year.
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
As of December 31, 2024, we recorded a non-cash benefit of $6.5 million to income tax expense to remove the majority of the valuation allowance after we concluded that the associated deferred tax assets would be realizable. In determining the appropriate valuation allowance, the Company considered its net cumulative earnings (adjusted for permanent items) for the last three years, along with the change to its business related to the higher revenue estimates without impacting its existing cost structure. $1.0 million valuation allowance remains to offset the deferred tax asset related to capital loss carryforwards that the company does not expect to realize.
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

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022
We reported a net loss attributable to Nutex Health Inc. of $45.8 million, or a loss of $10.39 per share, for 2023 as compared with a net loss attributable to Nutex Health Inc. of $424.8 million, or a loss of $100.36 per share, for 2022. Our 2023 results were principally affected by:
•A non-cash asset impairment charge of $29.1 million and a non-cash goodwill impairment charge of $1.1 million due to the closures of two facilities in January 2023 and two facilities in January 2024;
•Increase in revenue primarily related to increased collections and improved acuity;
•Issuance in March 2023 of 1,000,000 common shares for total expense of $1.9 million to Apollo Medical Holdings, Inc. for IPA managerial services;
•Higher interest expense in 2023 principally as a result of the Yorkville Pre-paid Advance issuance;
•Higher overall costs in general and administrative costs due primarily to increased corporate staffing and support to meet the Company’s public company obligations.
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
Corporate and other costs. Corporate and other costs in 2023 included general and administrative expenses totaling $33.2 million, impairment losses of $30.2 million due to facility closures and stock-based compensation of $2.8 million. Our corporate costs for 2022 included general and administrative costs of $19.8 million, acquisition costs for the reverse business combination with Clinigence totaling $3.9 million and a non-cash impairment charge reducing goodwill totaling $398.1 million. General and administrative costs increased $13.4 million attributed to increases in payroll ($8.0 million) and professional services ($1.6 million) as the Company increased corporate staffing to support the Company’s public company obligations. General and administrative costs include our executive management, accounting, human resources, corporate technology, insurance and professional fees.
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
Liquidity and Capital Resources
As of December 31, 2024, we had $40.6 million of cash and equivalents, compared to $22.0 million of cash and equivalents at December 31, 2023.
Significant sources and uses of cash during 2024.
Sources of cash:
•Cash from operating activities was $23.2 million.
•Cash from common stock issuance, net of issuance costs was $9.2 million.
•Non-controlling members made cash capital contributions of $3.4 million.
•Cash from warrant exercises was $2.4 million.
Uses of cash:
•Capital expenditures were $2.3 million.
•Purchased a certificate of deposit to secure a loan for $2.9 million
•We made distributions to noncontrolling interest owners totaling $6.4 million.
•Cash associated with net repayment of notes payable totaled $3.0 million.
•Cash associated with repayments of finance leases totaled $4.6 million.
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
Indebtedness. The Company’s indebtedness at December 31, 2024 is presented in Item 8, "Financial Statements - Note 8 – Debt" and our lease obligations are presented in Item 8, "Financial Statements - Note 9 – Leases."
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

	Year ended December 31,
	2024	2023	2022
Reconciliation of net income (loss) attributable to Nutex Health Inc. to Adjusted EBITDA:
Net income (loss) attributable to Nutex Health Inc.	$52,096,040	$(45,786,614)	$(424,780,446)
Depreciation and amortization	18,971,972	17,591,572	13,131,374
Interest expense, net	19,932,015	16,317,869	12,490,260
Income tax expense (benefit)	15,020,258	(5,067,084)	13,090,905
Allocation to noncontrolling interests	(7,176,312)	(5,546,263)	(4,837,514)
EBITDA	98,843,973	(22,490,520)	(390,905,421)
Facility closing costs	—	217,266	—
Acquisition costs	—	43,464	3,885,666
Loss on warrant liability	1,608,973	—	—
Stock-based compensation	16,554,898	2,835,971	189,581
Rescission of warrant exercise	—	—	1,243,059
Impairment of assets	3,887,216	29,082,203	—
Impairment of goodwill	3,197,391	1,139,297	398,135,038
Adjusted EBITDA	$124,092,451	$10,827,681	$12,547,923

	Three months ended December 31, 2024	Three months ended December 31, 2023
	Unaudited	Unaudited
Reconciliation of net income (loss) attributable to Nutex Health Inc. to Adjusted EBITDA:
Net income (loss) attributable to Nutex Health Inc.	$61,612,476	$(31,617,897)
Depreciation and amortization	5,280,488	4,682,724
Interest expense, net	5,052,081	4,236,553
Income tax expense (benefit)	9,152,183	(2,998,554)
Allocation to noncontrolling interests	(2,195,888)	(2,045,390)
EBITDA	78,901,340	(27,742,564)
Loss on warrant liability	536,264	—
Stock-based compensation	14,603,454	637,159
Impairment of assets	(11,640)	29,082,203
Impairment of goodwill	—	1,139,297
Adjusted EBITDA	$94,029,418	$3,116,095
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
We receive management fees that are based on gross capitation revenues of the IPAs or physician groups we manage. Revenue is recognized and payments are received monthly for our services. In addition, we provide consultant services that are charged as a flat fixed rate and recognized as revenue when the service is performed. Consultant services revenues represent a small portion of our total revenue.
Stock-based compensation.
The Company accounts for employee and non-employee stock-based compensation using the fair value method. Non-employee stock-based compensation is based on contractual obligations under the terms of the Contribution Agreements entered into in connection with our merger with Clinigence on April 1, 2022.
Obligations for under-construction and ramping hospitals — Under the terms of the Contribution Agreements, contributing owners of the under-construction hospitals and ramping hospitals (as determined on April 1, 2022), including Dr. Vo, our Chairman and CEO, are eligible to receive a one-time additional issuance of Company common stock.
The number of additional shares depends on two main factors: the trailing twelve-month operating results of the particular hospital and the trading price of Nutex Health common stock, with both factors determined at the end of the applicable Measurement Period. There is no threshold of certain operating results to be achieved; however, there is a floor price of common stock to be applied to the calculation. The exact amount a Nutex Owner of a particular hospital will receive will accordingly depend on (i) the trailing twelve months of operating results of that particular hospital, minus the initial capital contribution and debt assumption, (ii) the current Nutex common stock trading price, and (iii) the ownership percentage in the hospital such Nutex Owner held prior to the Contribution Transaction and the Merger.
The Company measures these obligations as liability-classified stock-based compensation at fair value (level 3) on each reporting date until settlement, with changes in fair value recognized in the consolidated statement of operations. The fair value of these awards is determined using Monte Carlo simulation, which incorporates inputs such as expected term, volatility, risk-free interest rate, dividend yield and the probability of achieving performance condition.
Other stock-based compensation awards — Compensation cost for equity incentive awards is based on the fair value of the equity instrument generally on the date of grant and is recognized over the requisite service period. Forfeitures are recognized as they occur. The Company uses the Black-Scholes option pricing model to estimate the fair value of its stock options and warrants. The Black-Scholes option pricing model requires the input of highly subjective assumptions including the expected stock price volatility of the Company’s common stock, the risk-free interest rate at the date of grant, the expected vesting term of the grant, expected dividends, and an assumption related to forfeitures of such grants. Changes in these subjective input assumptions can materially affect the fair value estimate of the Company’s stock options and warrants.
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
On June 30, 2024, the Company recognized an impairment of goodwill of $3.2 million and the derecognition of goodwill of $0.5 million, both for the Population Health Management Division, related to the sale of Procare Health, Inc., a wholly-owned subsidiary of Nutex. Procare was considered part of the Population Health Management Division. Prior to the sale of Procare, the Company recognized a goodwill impairment amount of $3.2 million. On the sale of Procare, the Company recognized the derecognition of goodwill of $0.5 million based on the remaining carrying amount of goodwill for the Procare business after impairment.
Due to the sale of Procare, the Company tested for impairment the remaining goodwill in the Population Health Management Division of $13.9 million. On June 30, 2024, we determined that the fair value of our Population Health Management Division was greater than its carrying value. Therefore, no additional goodwill impairment was recognized for the quarter ended June 30, 2024. No additional goodwill impairment was recognized for year ended December 31, 2024.
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
To mitigate the impact of fluctuations in interest rates on our long-term debt, we generally target our debt portfolio to be maintained at fixed rates.
Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Nutex Health Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheet of Nutex Health Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations, changes in equity, and cash flows for the year ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024, and the results of its operations and its cash flows for the year ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
Restatement of 2024 financial statements
As discussed in Note 1, the 2024 consolidated financial statements have been restated to correct misstatements.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Estimate of variable consideration, including contractual allowances and estimate of claims subject to arbitration
As described further in Notes 2 and 4 to the financial statements, revenue and related accounts receivable are recognized at a point in time when the services are provided to patients, net of adjustments and discounts. Patient service revenues are recorded at the amount that reflects the consideration the Company expects to be paid for providing patient care.
Estimating the amount of variable consideration can require significant judgment in developing the appropriate portfolio of data and can be subject to change based on continuous reevaluation of historical outcomes. We identified the estimate of variable consideration, including contractual allowances and estimate of claims subject to arbitration, as a critical audit matter.

The principal consideration for our determination that the estimate of variable consideration, including contractual allowances and estimate of claims subject to arbitration, is a critical audit matter is that the estimate requires a high degree of auditor subjectivity in evaluating management’s assumptions related to developing future collection patterns across the various outpatient locations and payor behavior.
Our audit procedures related to the Company’s estimate of variable consideration, including contractual allowances and estimate of claims subject to arbitration, included the following, among others.
•We evaluated the appropriateness of the overall methodology used by management to develop the estimates, including considering whether the methodology maximized the use of observable outputs.
•For a sample of patient visits, we inspected and compared underlying documents for each transaction, which included gross billing charges and cash collected (net revenue).
•For a sample of patient visits, we traced gross billings and net revenue to each report used in determining and assessing the contractual adjustment calculation and if applicable, the arbitration estimate. We recalculated the contractual adjustment and arbitration estimate for a sample of patient visits to ensure they were consistent with the Company’s policy and traced the adjustment ratio for each payor to the calculation based on historical collection experience.
•We compared cash collections to recorded net revenue for each quarter of 2024 and for the twelve-month period ended December 31, 2024.
•We compared cash collections subsequent to December 31, 2024 to net receivables recorded at December 31, 2024.

/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2025.
Houston, Texas
November 18, 2025

Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors of
Nutex Health Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Nutex Health Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations, changes in equity and cash flows for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Marcum LLP

Marcum LLP

We served as the Company’s auditor from 2021 through April 2025.

Houston, Texas
March 28, 2024

NUTEX HEALTH INC.
CONSOLIDATED BALANCE SHEETS

	December 31,
	2024	2023
Assets	(As restated)
Current assets:
Cash and cash equivalents	$40,640,616	$22,002,056
Restricted short-term investment	2,940,796	—
Accounts receivable	232,449,226	58,624,301
Accounts receivable - related parties	3,602,189	4,152,068
Inventories	2,849,814	3,390,584
Prepaid expenses and other current assets	9,996,244	2,679,394
Total current assets	292,478,885	90,848,403
Property and equipment, net	77,932,744	81,387,649
Operating right-of-use assets	27,871,830	11,853,082
Financing right-of-use assets	218,889,351	176,146,329
Intangible assets, net	15,530,281	20,512,636
Goodwill, net	13,918,719	17,066,263
Deferred tax assets	7,987,236	—
Other assets	711,347	431,135

Total assets	$655,320,393	$398,245,497

Liabilities and Equity
Current liabilities:
Accounts payable	$9,613,821	$18,899,196
Accounts payable - related parties	805,766	6,382,197
Lines of credit	3,554,029	3,371,676
Current portion of long-term debt	14,395,457	10,808,721
Operating lease liabilities, current portion	2,079,940	1,579,987
Financing lease liabilities, current portion	7,704,873	4,315,979
Accrued arbitration expenses	47,741,815	—
Accrued income tax expense	26,532,699	—
Accrued stock based compensation	16,356,000	—
Accrued expenses and other current liabilities	25,441,790	12,955,296
Total current liabilities	154,226,190	58,313,052
Long-term debt, net	22,465,896	26,314,733
Operating lease liabilities, net	30,617,399	15,479,639
Financing lease liabilities, net	259,479,096	213,886,213
Deferred tax liabilities	—	5,145,754
Total liabilities	466,788,581	319,139,391

Commitments and contingencies (Note 10)

Equity:
Common stock, $0.001 par value; 950,000,000 shares authorized; 5,511,452 and 4,511,199 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	5,511	4,511
Additional paid-in capital	489,408,981	470,521,218
Accumulated deficit	(356,976,499)	(409,072,539)
Nutex Health Inc. equity	132,437,993	61,453,190
Noncontrolling interests	56,093,819	17,652,916
Total equity	188,531,812	79,106,106

Total liabilities and equity	$655,320,393	$398,245,497
See accompanying notes to the consolidated financial statements.

NUTEX HEALTH INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
	2024	2023	2022
	(As restated)
Revenue:
Hospital division	$449,063,683	$218,070,397	$198,508,245
Population health management division	30,884,950	29,575,919	20,786,061
Total revenue	479,948,633	247,646,316	219,294,306

Operating costs and expenses:
Payroll	117,527,022	108,377,938	111,785,110
Contract services	100,757,191	42,349,982	35,913,441
Medical supplies	15,285,481	14,151,140	12,118,893
Depreciation and amortization	18,971,972	17,591,572	13,131,374
Other	31,145,690	30,401,513	30,923,750
Total operating costs and expenses	283,687,356	212,872,145	203,872,568

Gross profit	196,261,277	34,774,171	15,421,738

Corporate and other costs:
Facilities closing costs	—	217,266	—
Acquisition costs	—	43,464	3,885,666
Stock-based compensation	16,554,898	2,835,971	189,581
Impairment of assets	3,887,216	29,082,203	—
Impairment of goodwill	3,197,391	1,139,297	398,135,038
General and administrative expenses	41,923,972	33,229,718	19,810,607
Total corporate and other costs	65,563,477	66,547,919	422,020,892

Operating income (loss)	130,697,800	(31,773,748)	(406,599,154)

Interest expense, net	19,932,015	16,317,869	12,490,260
Loss on warrant liability	1,608,973	—	—
Other (income) expense	(668,930)	399,182	559,299
Income (loss) before taxes	109,825,742	(48,490,799)	(419,648,713)

Income tax (benefit) expense	15,020,258	(5,067,084)	13,090,905

Net income (loss)	94,805,484	(43,423,715)	(432,739,618)

Less: net income (loss) attributable to noncontrolling interests	42,709,444	2,362,899	(7,959,172)

Net income (loss) attributable to Nutex Health Inc.	$52,096,040	$(45,786,614)	$(424,780,446)

Earnings (loss) per common share
Basic	$10.23	$(10.39)	$(100.36)
Diluted	$9.69	$(10.39)	$(100.36)
See accompanying notes to the consolidated financial statements.

NUTEX HEALTH INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount

Balance at January 1, 2022	3,951,944	$3,952	$12,331,731	$102,315,623	$76,929,704	$191,581,010
Reverse acquisition with Clinigence	339,741	340	436,499,926	—	194,747	436,695,013
Deconsolidation of Real Estate Entities	—	—	—	(6,466,946)	(32,336,946)	(38,803,892)
Notes payable converted to common stock	23,163	23	5,385,349	—	—	5,385,372
Common stock issued for exercise of warrants	14,315	14	4,119,127	—	—	4,119,141
Common stock issued for exercise of options	2,080	2	644,972	—	—	644,974
Rescission of warrant exercise	(5,460)	(5)	(26,386)	—	—	(26,391)
Equity financing agreement Lincoln Park Capital Fund, LLC	9,042	9	(9)	—	—	—
Stock-based compensation	—	—	189,581	—	—	189,581
Contributions	—	—	—	—	4,513,867	4,513,867
Distributions	—	—	—	(34,354,156)	(16,877,501)	(51,231,657)
Net loss	—	—	—	(424,780,446)	(7,959,172)	(432,739,618)
Balance at December 31, 2022	4,334,825	$4,335	$459,144,291	$(363,285,925)	$24,464,699	$120,327,400
Deconsolidation of Real Estate Entities	—	—	—	—	(4,258,133)	(4,258,133)
Common stock issued for exercise of warrants	8,456	8	(8)	—	—	—
Common stock issued to Apollo Medical Holding Inc.	6,667	7	1,899,993	—	—	1,900,000
Common stock issued for Employee Stock Purchase Plan	515	1	14,287	—	—	14,288
Common stock issued for acquisition	16,943	17	905,217	—	—	905,234
Debt conversion to common stock	142,384	142	6,217,595	—	—	6,217,737
Stock-based compensation	1,409	1	935,966	—	—	935,967
Warrants issued with convertible debt	—	—	1,403,877	—	—	1,403,877
Contributions	—	—	—	—	298,032	298,032
Distributions	—	—	—	—	(5,214,581)	(5,214,581)
Net income (loss)	—	—	—	(45,786,614)	2,362,899	(43,423,715)
Balance at December 31, 2023	4,511,199	$4,511	$470,521,218	$(409,072,539)	$17,652,916	$79,106,106
(Continued)
See accompanying notes to the consolidated financial statements.

NUTEX HEALTH INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(As Restated)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity
	Shares	Amount

Balance at December 31, 2023	4,511,199	$4,511	$470,521,218	$(409,072,539)	$17,652,916	$79,106,106
Common stock issuance for Securities Purchase Agreement	444,444	444	1,540,499	—	—	1,540,943
Warrant exercises	444,445	444	11,643,421	—	—	11,643,865
Common stock received in sale of business	(5,060)	(5)	(30,245)	—	—	(30,250)
Common stock issued for Employee Stock Purchase Plan	8,405	9	85,482	—	—	85,491
Common stock issued for acquisition	64,746	65	406,093	—	—	406,158
Debt conversion to common stock	11,824	12	320,676	—	—	320,688
Vesting of Restricted Stock Units	1,298	1	(1)	—	—	—
Reverse stock split adjustment	3,116	3	(3)	—	—	—
Stock-based compensation	27,035	27	198,871	—	—	198,898
Contributions	—	—	4,722,970	—	2,169,425	6,892,395
Distributions	—	—	—	—	(6,437,966)	(6,437,966)
Net income	—	—	—	52,096,040	42,709,444	94,805,484
Balance at December 31, 2024	5,511,452	$5,511	$489,408,981	$(356,976,499)	$56,093,819	$188,531,812
See accompanying notes to the consolidated financial statements.

NUTEX HEALTH INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2024	2023	2022
	(As restated)
Cash flows from operating activities:
Net income (loss)	$94,805,484	$(43,423,715)	$(432,739,618)
Adjustment to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	18,971,972	17,591,572	13,131,374
Impairment of assets	3,887,216	29,082,203	—
Impairment of goodwill	3,197,391	1,139,297	398,135,038
Derecognition of goodwill	453,017	—	—
Loss on warrant liability	1,608,973	—	—
Stock-based compensation expense	16,554,898	2,835,971	189,581
Rescission of warrant exercise expense	—	—	561,651
Deferred tax (benefit) expense	(13,132,990)	(5,707,323)	4,996,209
Debt accretion expense	1,042,663	1,209,981	1,952,829
Loss on lease termination	—	58,210	—
Non-cash lease expense	(381,035)	131,582	64,143
Changes in operating assets and liabilities:
Accounts receivable	(173,956,924)	(969,761)	56,622,133
Accounts receivable - related party	549,879	(3,613,885)	1,454,934
Inventories	540,770	142,701	(719,107)
Prepaid expenses and other current assets	(7,021,010)	(817,297)	(1,419,139)
Accounts payable	(8,682,179)	(4,715,101)	10,018,100
Accounts payable - related party	(2,037,059)	2,466,536	(329,155)
Accrued arbitration expenses	47,741,815	—	—
Accrued income tax expense	26,532,699	—	—
Accrued expenses and other current liabilities	12,478,227	5,845,481	(1,311,865)
Net cash from operating activities	23,153,807	1,256,452	50,607,108

Cash flows from investing activities:
Acquisitions of property and equipment	(2,303,897)	(9,496,832)	(14,632,414)
Purchase of restricted short-term investment	(2,940,796)	—	—
Acquired cash in reverse acquisition with Clinigence	—	—	12,716,228
Cash related to sale of business	(361,325)	—	—
Payments for acquisitions of businesses, net of cash acquired	—	(703,893)	—
Cash related to deconsolidation of Real Estate Entities	—	(1,039,157)	(2,421,212)
Net cash from investing activities	(5,606,018)	(11,239,882)	(4,337,398)

Cash flows from financing activities:
Proceeds from lines of credit	2,261,743	2,340,911	2,623,479
Proceeds from notes payable	7,014,999	16,952,905	815,881
Proceeds from convertible notes	—	4,909,864	—
Repayments of lines of credit	(2,079,390)	(1,592,714)	(72,055)
Repayments of notes payable	(9,969,391)	(16,479,512)	(7,237,094)
Repayments of finance leases	(4,628,083)	(3,484,683)	(1,721,224)
Proceeds from common stock issuance, net issuance costs	9,202,500	—	—
Rescission of warrant exercise	—	—	(588,042)
Proceeds from exercise of warrants	2,373,336	—	4,119,141
Proceeds from exercise of options	—	—	644,974
Members' contributions	3,353,023	298,032	4,513,867
Members' distributions	(6,437,966)	(5,214,581)	(51,231,657)
Net cash from financing activities	1,090,771	(2,269,778)	(48,132,730)
Net change in cash and cash equivalents and restricted cash	18,638,560	(12,253,208)	(1,863,020)
Cash and cash equivalents and restricted cash - beginning of the year	22,002,056	34,255,264	36,118,284
Cash and cash equivalents and restricted cash - end of the year	$40,640,616	$22,002,056	$34,255,264
See accompanying notes to the consolidated financial statements.

NUTEX HEALTH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Organization and Operations (Restated)
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
In connection with the Merger Agreement, Nutex Health Holdco LLC entered into certain Contribution Agreements with holders of equity interests, including Dr. Vo, our Chairman and CEO (“Nutex Owners”), of subsidiaries and affiliates (the “Nutex Subsidiaries”) pursuant to which such Nutex Owners agreed to contribute certain equity interests in the Nutex Subsidiaries to Nutex Health Holdco LLC in exchange for specified equity interests in Nutex Health Holdco LLC (collectively, the “Contribution Transaction”). Nutex owners having ownership interests representing approximately 84% of the agreed upon aggregate equity value of the Nutex Subsidiaries, agreed to contribute all or a portion of their equity interests, as applicable.
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
The following table illustrates changes in equity, as previously reported prior to, and as adjusted subsequent to, the impact of the 2024 Reverse Stock Splits retroactively adjusted for the periods presented:

	December 31, 2023
	As Previously Reported	Impact of 2024 Reverse Stock Splits	As Revised
Common Stock - Shares	676,679,911	(672,168,712)	4,511,199
Common Stock - Amount	$676,680	$(672,169)	$4,511
Additional Paid-in Capital	$469,849,049	$672,169	$470,521,218

	December 31, 2022
	As Previously Reported	Impact of 2024 Reverse Stock Splits	As Revised
Common Stock - Shares	650,223,840	(645,889,015)	4,334,825
Common Stock - Amount	$650,224	$(645,889)	$4,335
Additional Paid-in Capital	$458,498,402	$645,889	$459,144,291

	January 1, 2022
	As Previously Reported	Impact of 2024 Reverse Stock Splits	As Revised
Common Stock - Shares	592,791,712	(588,839,768)	3,951,944
Common Stock - Amount	$592,792	$(588,840)	$3,952
Additional Paid-in Capital	$11,742,891	$588,840	$12,331,731
The following table illustrates changes in loss per share and weighted average shares outstanding, as previously reported prior to, and as adjusted subsequent to, the impact of the 2024 Reverse Stock Splits retroactively adjusted for the periods presented:

	Year Ended December 31, 2023
	As Previously Reported	Impact of 2024 Reverse Stock Splits	As Revised
Loss attributable to common stockholders	$(45,786,614)	$—	$(45,786,614)
Weighted average shares used to compute basic and diluted EPS	661,247,959	(656,839,639)	4,408,320
Loss per share - basic and diluted	$(0.07)	$(10.32)	$(10.39)

	Year Ended December 31, 2022
	As Previously Reported	Impact of 2024 Reverse Stock Splits	As Revised
Loss attributable to common stockholders	$(424,780,446)	$—	$(424,780,446)
Weighted average shares used to compute basic and diluted EPS	634,877,629	(630,645,111)	4,232,518
Loss per share - basic and diluted	$(0.05)	$(100.31)	$(100.36)
The following outstanding stock options and warrants exercisable or issuable into shares of common stock were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Year ended December 31, 2023
	As Previously Reported	Impact of 2024 Reverse Stock Splits	As Revised
Common stock options	4,137,149	(4,109,568)	27,581
Common stock warrants	20,343,562	(20,207,831)	135,731
Stock options were adjusted retroactively to give effect to the 2024 Reverse Stock Splits for the year ended December 31, 2023:

	As Previously Reported		Impact of the 2024 Reverse Stock Splits		Revised
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Options outstanding at December 31, 2022	5,147,770	$2.32	(5,113,452)	$345.84	34,318	$348.16
Options exercised	—	—	—	—	—	—
Options cancelled	(1,010,621)	2.28	1,003,893	339.72	(6,728)	342.00
Options outstanding at December 31, 2023	4,137,149	$2.24	(4,109,559)	$333.54	27,590	$335.78
Warrants were adjusted retroactively to give effect to the 2024 Reverse Stock Splits for the year ended December 31, 2023:

	As Previously Reported		Impact of the 2024 Reverse Stock Splits		Revised
	Warrants Outstanding	Weighted Average Exercise Price	Warrants Outstanding	Weighted Average Exercise Price	Warrants Outstanding	Weighted Average Exercise Price
Warrants outstanding at December 31, 2022	11,033,015	$1.96	(10,959,462)	$292.20	73,553	$294.16
Warrants issued	10,770,000	0.40	(10,698,286)	59.60	71,714	60.00
Warrants exercised	(1,456,453)	1.55	1,446,743	230.95	(9,710)	232.50
Warrants expired	(3,000)	25.00	2,980	3,725.00	(20)	3,750.00
Warrants outstanding at December 31, 2023	20,343,562	$1.16	(20,208,025)	$157.00	135,537	$158.16
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
Restatement of Previously Issued Consolidated Financial Statements
The Company has restated its previously issued consolidated financial statements as of and for the year ended December 31, 2024 to reclassify non-cash stock-based compensation obligations related to under-construction and ramping hospitals as liabilities rather than equity. Further, the Company is also recording certain immaterial adjustments as described below.
The Company granted certain stock awards related to under-construction and ramping hospitals upon the merger with Clinigence discussed in Note 3. The Company corrected the classification of obligations totaling $16.4 million related to under construction and ramping hospitals from equity to liabilities in accordance with the classification criteria in ASC 718, Compensation - Stock Compensation, and ASC 480, Distinguishing Liabilities from Equity. The Company determined that these certain stock awards had no material effect on prior periods.
In addition, the Company identified certain immaterial adjustments to be made including related-party accounts payable balances amounting to $3.5 million that should be reclassified to equity, as the related-party accounts payable amounts were intended to be contribution amounts per certain of the Contribution Agreements with former owners of hospitals transferred to Nutex Health Holdco LLC effective April 1, 2022, a $2.9 million adjustment to reclassify restricted balances out of cash and cash equivalents and into restricted short-term investments, an adjustment to accrued income tax expense of $0.5 million, a change in presentation of the effective tax rate reconciliation to separately present disaggregate other items, and the deferred tax components for the right-of-use assets and liabilities in the income taxes footnote table are now presented on a gross basis. Further, the Company recorded an immaterial adjustment in the footnote on variable interest entities (Note 19) related to disclosure of consolidated balances.
These adjustments are non-cash in nature and had no effect on revenue, liquidity or operating cash flows.
The following table summarizes the effect of the corrections on the Company's consolidated balance sheet as of December 31, 2024:

	December 31, 2024		December 31, 2024
	As Previously Reported	Adjustments	As Restated
Cash and cash equivalents	$43,581,412	$(2,940,796)	40,640,616
Restricted short-term investment	—	2,940,796	2,940,796
Other current assets	248,897,473	—	248,897,473
Total current assets	292,478,885	—	292,478,885
Non-current assets	362,841,508	—	362,841,508
Total assets	655,320,393	—	655,320,393
Current liabilities:
Accounts payable - related parties	4,345,138	(3,539,372)	805,766
Accrued income tax expense	25,989,262	543,437	26,532,699
Accrued stock based compensation	—	16,356,000	16,356,000
Other current liabilities	110,531,725	—	110,531,725
Total current liabilities	140,866,125	13,360,065	154,226,190
Non-current liabilities	312,562,391	—	312,562,391
Total liabilities	453,428,516	13,360,065	466,788,581
Common stock, $0.001 par value; 950,000,000 shares authorized; 5,511,452 and 4,511,199 shares issued and outstanding as of December 31, 2024 and December 31, 2023, respectively	5,511	—	5,511
Additional paid-in capital	503,232,609	(13,823,628)	489,408,981
Accumulated deficit	(356,893,371)	(83,128)	(356,976,499)
Nutex Health Inc. equity	146,344,749	(13,906,756)	132,437,993
Noncontrolling interests	55,547,128	546,691	56,093,819
Total equity	201,891,877	(13,360,065)	188,531,812
Total liabilities and equity	$655,320,393	$—	$655,320,393
The following table summarizes the effect of the corrections on the Company's consolidated statement of operations for the year ended December 31, 2024:

	December 31, 2024		December 31, 2024
	As Previously Reported	Adjustments	As Restated
Total revenue	$479,948,633	$—	$479,948,633
Total operating costs and expenses	283,687,356	—	283,687,356
Gross profit	196,261,277	—	196,261,277
Corporate and other costs:
Stock-based compensation	16,631,898	(77,000)	16,554,898
Other corporate and other costs	49,008,579	—	49,008,579
Total corporate and other costs	65,640,477	(77,000)	65,563,477

Operating income	130,620,800	77,000	130,697,800
Other expenses	20,872,058	—	20,872,058
Income before taxes	109,748,742	77,000	109,825,742
Income tax expense	14,476,821	543,437	15,020,258
Net income	95,271,921	(466,437)	94,805,484
Less: net income attributable to noncontrolling interest	43,092,753	(383,309)	42,709,444
Net income attributable to Nutex Health Inc.	$52,179,168	$(83,128)	$52,096,040
Earnings per common share
Basic	$10.25	$(0.02)	$10.23
Diluted	$9.71	$(0.02)	$9.69
The following table summarizes the effect of the corrections on the Company's statement of stockholders' equity as of December 31, 2024:

	Common Stock	Additional paid-in capital	Accumulated deficit	Nutex Health Inc. equity	Noncontrolling interests	Total equity
Balances, December 31, 2024 (as previously reported)	$5,511	$503,232,609	$(356,893,371)	$146,344,749	$55,547,128	$201,891,877
Adjustment due to cumulative error correction	—	(13,823,628)	(83,128)	(13,906,756)	546,691	(13,360,065)
Balances, December 31, 2024 (as restated)	$5,511	$489,408,981	$(356,976,499)	$132,437,993	$56,093,819	$188,531,812
The following table summarizes the effect of the corrections on the Company's statement of cash flows for the year ended December 31, 2024:

	December 31, 2024		December 31, 2024
	As Previously Reported	Adjustments	As Restated
Net income	$95,271,921	$(466,437)	$94,805,484
Stock-based compensation expense	16,631,898	(77,000)	16,554,898
Accrued income tax expense	25,989,262	543,437	26,532,699
Other operating activities	(114,739,274)	—	(114,739,274)
Net cash from operating activities	23,153,807	—	23,153,807
Purchase of restricted short-term investment	—	(2,940,796)	(2,940,796)
Other investing activities	(2,665,222)	—	(2,665,222)
Net cash from investing activities	(2,665,222)	(2,940,796)	(5,606,018)
Net cash from financing activities	1,090,771	—	1,090,771
Net change in cash and cash equivalents and restricted cash	21,579,356	(2,940,796)	18,638,560
Cash and cash equivalents and restricted cash - beginning of the year	22,002,056	—	22,002,056
Cash and cash equivalents and restricted cash - end of the year	$43,581,412	$(2,940,796)	$40,640,616
Note 2 - Summary of Significant Accounting Policies (Restated)
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
Use of estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include (i) estimates of net revenue and accounts receivable, (ii) fair value of acquired assets and liabilities in business combinations, (iii) impairment of long-lived assets and goodwill, (iv) estimate of valuation allowance against deferred taxes, (v) fair value of non-employee stock-based compensation and (vi) Black-Scholes option model to compute fair value of warrant liability. Actual results could differ from those estimates. For the year ended December 31, 2024, a change in estimate occurred for estimates of net revenue and accounts receivable. See Note 4 – Revenue regarding changes in estimate in the Company’s revenue recognition process. Accounts receivable as of December 31, 2022 was $57.8 million.
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
We are considered “out-of-network” with commercial health plans. As there are no contractual rates established with insurance entities, revenues are estimated based on the “usual and customary” charges allowed by insurance payors using historical collection experience, historical trends of refunds and payor payment adjustments (retractions). Management continually evaluates and updates these estimates to reflect changes in laws and regulations, industry practices and evolving reimbursement trends. Revenue from the Medicare program is based on reimbursement rates set by governmental authorities based on clinical diagnostic and other factors. For insured patients, the transaction price is determined based on gross charges for services provided, reduced by adjustments provided to third-party payors, discounts and implicit price concessions provided primarily to uninsured patients in accordance with the Company’s policy. For uninsured patients, the Company recognizes revenue based on established rates, subject to certain discounts and implicit price concessions. The Company is reimbursed by third party payors under various methodologies based on the level of care provided.
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
Customer payments are due upon receipt of an explanation of benefits for insured patients or it is due upon receipt of the bill from the Company for uninsured payments. There is no financing component associated with payments due from insurers or patients. The collection of outstanding receivables from Medicare, Medicaid, managed care payors, other third-party payors and patients is the Company’s primary source of cash and is critical to operating performance. The primary collection risks relate to uninsured patient accounts, including patient accounts for which the primary insurance carrier has paid amounts covered by the applicable agreement, but patient responsibility amounts (deductibles and copayments) remain outstanding. Accounts are written off when all reasonable collection efforts have been performed.

Management relies on the results of detailed reviews of historical write-offs and collections at facilities that represent a majority of our revenues and accounts receivable (the “hindsight analysis”) as a primary source of information in estimating the collectability of accounts receivable.
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
We receive management fees that are based on gross capitation revenues of the IPAs or physician groups we manage. Revenue is recognized and payments are received monthly for our services. In addition, we provide consultant services that are charged as a flat fixed rate and recognized as revenue when the service is performed. Consultant services revenues represent a small portion of our total revenue.
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
Restricted short-term investment. The Company classifies as investment the restricted balance pledged as collateral for one of the Company's outstanding loans. Investments with a stated maturity of one year or less from the balance sheet date or that are expected to be used in current operations are classified as restricted short-term investment. As of December 31, 2024 restricted short-term investment consist of a certificate of deposit of $2.9 million pledged as collateral for a bank loan maturing April 29, 2025.
Inventories. Inventories comprise of medical supplies and pharmaceuticals used at the Company’s facilities. Inventories are measured at lower of cost or net realizable value, which includes the weighted average cost of medical supplies and pharmaceuticals. The carrying amount is assessed for net realizable value.
Intangible assets. Intangible assets include acquired technology, relationships, contracts and trademark intangibles each having definite lives. Indefinite lived intangible assets are not amortized but instead are assessed for impairment at least annually, or when certain indicators of impairment exist on an interim basis. Definite lived intangible assets are amortized using the straight-line method over the estimated lives of the respective assets.

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
On June 30, 2024, the Company recognized the impairment of goodwill of $3.2 million and the derecognition of goodwill of $0.5 million, both for the Population Health Management Division, related to the sale of Procare Health, Inc., a wholly-owned subsidiary of Nutex. Procare was considered part of the Population Health Management Division. Prior to the sale of Procare, the Company recognized a goodwill impairment amount of $3.2 million. On the sale of Procare, the Company recognized the derecognition of goodwill of $0.5 million based on the remaining carrying amount of goodwill for the Procare business after impairment.
Due to the sale of Procare, the Company tested for impairment the remaining goodwill in the Population Health Management Division of $13.9 million. On June 30, 2024, we determined that the fair value of our Population Health Management Division was greater than its carrying value. Therefore, no additional goodwill impairment was recognized for the quarter ended June 30, 2024. No additional goodwill impairment was recognized for year ended December 31, 2024.
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

The estimated fair value of accounts receivable, restricted short-term investments, accounts payable, accrued expenses and notes payable approximate the carrying amount due to the relatively short maturity or time to maturity of these instruments. Accounts receivable and payable with related parties may not be arms-length transactions and therefore, may not reflect fair value.
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
Segment reporting. A public company is required to report descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Aggregation of similar operating segments into a single reportable operating segment is permitted if the businesses have similar economic characteristics and meet established criteria. The Company operates three reportable segments – the hospital division, the population health management division and the real estate division. The real estate division is comprised of the Real Estate Entities. Refer to Note 17 – "Segment Information" to the consolidated financial statements for information on the Company’s segments.
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
Refer to Note 19 – "Variable Interest Entities" to the consolidated financial statements for information on the Company’s consolidated VIEs. If there are variable interests in a VIE but the Company is not the primary beneficiary, the Company may account for the investment using the equity method of accounting.
Reclassifications. Financial statements presented for prior periods include reclassifications that were made to conform to the current year presentation. During 2024, the Company reclassified a portion of insurance expenses that were previously included in insurance expense to payroll expenses and other operating expenses within operating costs and expenses to better reflect the nature of those costs. In addition, the Company’s reverse stock split during 2024 resulted in a reclassification between common stock and additional paid-in capital, with no net impact on total stockholders’ equity. These reclassifications had no effect on the Company’s total operating expenses, net income (loss), or cash flows for any period presented.
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
Sale of Clinigence Health, Inc. On August 31, 2024, the Company completed the sale of Clinigence Health, Inc. (“Clinigence Health”), a wholly-owned subsidiary of Nutex to a third-party limited liability company. As consideration for the transaction, the buyer will pay the Company $1.4 million ((i) $0.5 million paid at Closing subject to Adjustments as set forth in the Equity Purchase Agreement (EPA), (ii) $0.2 million to be paid on October 31, 2024; (iii) $0.2 million to be paid on December 31, 2024; (iv) $0.3 million to be paid in 2025 in two equal payments of $125 thousand each at the end of the first and second calendar quarters; and (v) the balance of $0.2 million to be paid within thirty (30) days after the end of the Holdback Period as defined in the EPA, minus any Holdback Adjustment chargeable against the Holdback Amount as defined in the EPA). During the second quarter of 2024, the Company reclassified all assets of Clinigence Health to assets held-for-sale, within “Prepaid expenses and other current assets” in the condensed consolidated balance sheets. The value of the assets held-for-sale of $1.4 million were based on the EPA with the buyer. This resulted in an impairment loss of $1.4 million.
Upon completion of the sale, the Company recognized additional impairment losses of $0.4 million. The Company has received $0.6 million (a portion is the $0.5 million to be paid less working capital adjustments of $0.3 million).
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
The intangible assets denoted above each have definite lives ranging from 5 to 16 years and consisted of member and customer relationships, management contracts, tradename/trademarks and developed technology. Valuation techniques and the inputs used to arrive at each intangible asset’s fair value were as follows:
•Member and customer relationships – Valued using the multi-period excess earnings method. Inputs included attrition rate (between 3.5% to 10.5%), discount rate (13.0%) and financial projections provided by management.
•Management contracts – Valued using the income method. Inputs included renewal rate (90.0%), discount rate (14.0%) and financial projections provided by management.
•Tradename/Trademarks – Valued using the relief from royalty method with inputs including royalty savings (between 0.5% to 3.0%), discount rate (13.0% to 14.0%) and financial projections provided by management.
•Developed technology – Valued using the relief from royalty method with inputs including royalty savings (11.5%), discount rate (15.0%) and financial projections provided by management.
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
On July 1, 2024, we engaged with a third-party IDR vendor to further support all of our out of network claims and determine which claims would be beneficial to arbitrate. The IDR process can take up to three to five months to receive payments. In order to facilitate the dispute arbitration process, the Company incurred fees to the Centers for Medicare and Medicaid Services (“CMS”), the organizations that arbitrate the payment amount between the plan and providers known as independent dispute resolution entities (“IDRE”), and commission and fees to the third-party IDR vendor. IDRE fee payments represent refundable payments if arbitrations are successful. Therefore, these payments are reported as prepaid and other current assets in the consolidated balance sheets. The unsuccessful portion of the IDRE fee payments is written-

off to contract services expense in the consolidated statements of operations. Prepaid expenses related to IDRE fees was $7.5 million as of December 31, 2024. Total accrued arbitration expenses were $47.7 million as of December 31, 2024.
For these reasons, we refined our estimates of variable consideration and revenue recognition timing, particularly to claims subject to arbitration. Our methodology now incorporates historical arbitration outcomes, payor behavior, and expected resolution timing in determining the expected transaction price for applicable claims. The result of this change in estimate increased our estimate of the ultimate amounts of accounts receivable we will collect for the current and prior periods moving forward. This change in estimate increased revenue and net income before tax for the year ended December 31, 2024 by approximately $169.7 million and $112.0 million, respectively. Based on the weighted-average number of shares outstanding, the change increased basic and diluted earnings per share by approximately $22.00 and $20.39 for the year ended December 31, 2024, respectively. This change was applied prospectively beginning December 2024, as it reflects an improvement in the Company’s ability to estimate revenue based on additional experience and regulatory guidance.
Population health management division revenue. We recognize revenue for capitation and management fees for services to IPAs and physician groups. Capitation revenue consists primarily of capitated fees for medical services provided by physician-owned entities we consolidate as VIEs. Capitated arrangements are made directly with various managed care providers including HMOs. Capitation revenues are typically prepaid monthly to us based on the number of enrollees selecting us as their healthcare provider. Capitation is a fixed payment amount per patient per unit of time paid in advance for the delivery of health care services, whereby the service providers are generally liable for excess medical costs. We receive management fees that are based on gross capitation revenues of the IPAs or physician groups we manage. Revenue is recognized and payments are received monthly for our services.
Note 5 - Property and Equipment
The principal categories of property and equipment are summarized as follows:

	Useful Life (years)	December 31,
		2024	2023

Buildings and improvements	39	$19,649,963	$9,878,325
Land	—	4,409,840	4,401,888
Leasehold improvements	10-39	28,125,596	27,606,383
Construction in progress	—	1,892,598	12,845,631
Medical equipment	10	35,395,123	33,519,026
Office furniture and equipment	7	3,984,921	3,698,874
Computer hardware and software	5	7,578,978	6,066,520
Vehicles	5	94,581	135,590
Signage	10	2,072,428	1,576,475
Total cost		103,204,028	99,728,712
Less: accumulated depreciation		(25,271,284)	(18,341,063)
Total property and equipment, net		$77,932,744	$81,387,649
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

Note 6 – Intangible Assets
Intangible assets. The following tables provide detail of the Company’s intangible assets:

As of December 31, 2024	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Member relationships	15	$18,491,000	$3,248,500	$15,242,500
Trademarks	7	474,000	186,219	287,781
Total		$18,965,000	$3,434,719	$15,530,281

As of December 31, 2023
Amortizing intangible assets:
Member relationships	15	$18,491,000	$2,015,772	$16,475,228
Management contracts	16	2,021,000	221,047	1,799,953
Customer contracts	15	914,000	106,633	807,367
Trademarks	7-12	1,426,795	262,557	1,164,238
PHP technology	5	409,000	143,150	265,850
Total		$23,261,795	$2,749,159	$20,512,636
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
Due to the closure of a facility, we recorded an impairment loss of $0.7 million for the year ended December 31, 2023 as the carrying value of the facility’s license was greater than the license’s fair value. The following is the estimated aggregated amortization expense for each of the five succeeding fiscal years:

Year ended December 31,	Amount

2025	$1,300,442
2026	1,300,442
2027	1,300,442
2028	1,300,442
2029	1,249,656
Thereafter	9,078,857
Total Intangible Assets	$15,530,281

Goodwill. The carrying amount of goodwill, by operating segment is as follows:

	Hospital Division	Population Health Management Division	Total
Balance as of December 31, 2023
Goodwill	$1,139,297	$415,201,301	$416,340,598
Accumulated impairment losses	(1,139,297)	(398,135,038)	(399,274,335)
Goodwill, net, as of December 31, 2023	—	17,066,263	17,066,263
Purchase accounting adjustments	—	502,864	502,864
Impairment of goodwill	—	(3,197,391)	(3,197,391)
Derecognition of goodwill	—	(453,017)	(453,017)
Goodwill, net, as of December 31, 2024	—	13,918,719	13,918,719

Goodwill	1,139,297	415,251,148	416,390,445
Accumulated impairment losses	(1,139,297)	(401,332,429)	(402,471,726)
Goodwill, net, as of December 31, 2024	$—	$13,918,719	$13,918,719
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
The impairment of goodwill of $3.2 million and the derecognition of goodwill of $0.5 million, both for the Population Health Management Division, for the year ended December 31, 2024 related to the sale of Procare Health, Inc., a wholly-owned subsidiary of Nutex. Procare was considered part of the Population Health Management Division. Prior to the sale of Procare, the Company recognized a goodwill impairment amount of $3.2 million. On the sale of Procare, the Company recognized the derecognition of goodwill of $0.5 million based on the remaining carrying amount of goodwill for the Procare business after impairment. See Note 3 for Procare sale.
Due to the sale of Procare, the Company tested for impairment the remaining goodwill in the Population Health Management Division of $13.9 million. On June 30, 2024, we determined that the fair value of our Population Health Management Division was greater than its carrying value. Therefore, no additional goodwill impairment was recognized for the quarter ended June 30, 2024. Additionally, the Company tested for annual goodwill impairment on October 1, 2024. No additional goodwill impairment was recognized for the year ended December 31, 2024.
Note 7 – Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following:

	December 31,
	2024	2023

Accrued wages and benefits	$14,122,864	$6,590,710
Accrued supplier expenses	4,205,300	1,998,197
Accrued medical claims	3,563,359	3,142,130
Accrued other taxes	1,130,126	398,669
Accrued other	2,420,141	825,590
Total accrued expenses and other current liabilities	$25,441,790	$12,955,296

Note 8 – Debt
The Company’s outstanding debt is shown in the following table:

	Maturity Dates	Interest Rates	December 31,
			2024	2023

Term loans secured by all assets	04/2025 - 09/2029	4.00 - 12.00%	$9,664,869	$7,030,613
Term loans secured by property and equipment	5/2025 - 01/2030	3.41 - 7.82%	9,028,340	10,562,207
Term loan secured by deposits	04/2025	7.36%	1,989,051	—
Line of credit secured by all assets	01/2025 - 10/2029	6.00 - 9.50%	3,521,369	3,371,675
Term loans of consolidated Real Estate Entities	05/2028 - 03/2037	3.50 - 3.59%	11,810,649	13,005,019
Unsecured convertible term notes	10/2025	8.00 - 10.00%	5,384,990	5,384,990
Pre-paid advance (convertible debt)	03/2024	0.00%	—	3,078,302
Total			41,399,268	42,432,806
Less: unamortized issuance costs and discount			983,886	1,937,676
Less: short-term lines of credit			3,554,029	3,371,676
Less: current portion of long-term debt			14,395,457	10,808,721
Total long-term debt			$22,465,896	$26,314,733
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
Certain outstanding debt arrangements require minimum debt service coverage ratios and other financial covenants. At December 31, 2024, we were in compliance with these debt covenants.
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
Note 9 – Leases
We have entered into hospital property, office and equipment rental agreements with various lessors including related parties. The following tables disclose information about our leases of property and equipment:

	Year ended December 31,
	2024	2023	2022

Operating lease cost	$2,070,442	$2,656,800	$2,969,789

Finance lease cost:
Amortization of right-of-use assets	10,866,869	10,052,616	7,120,266
Interest on lease liabilities	16,686,052	12,100,495	9,952,783
Total finance lease cost	27,552,921	22,153,111	17,073,049

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	2,341,214	2,479,120	2,778,767
Operating cash flows from finance leases	16,202,689	12,131,011	9,952,783
Financing cash flows from finance leases	4,973,458	3,495,222	1,721,224
Net cash paid for amounts included in the measurement of lease liabilities	23,517,361	18,105,353	14,452,774

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	16,727,826	51,435	—
Finance leases	53,228,790	25,449,227	23,603,317
Total right-of-use assets obtained in exchange for lease obligations	$69,956,616	$25,500,662	$23,603,317

Weighted average remaining lease term (years):
Operating leases	17	9	10
Finance leases	22	21	13

Weighted average discount rate:
Operating leases	10%	5%	4%
Finance leases	10%	8%	3%

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
The following table shows minimum lease payments for the next five years:

	Operating leases		Finance leases
	Third-parties	Related parties	Third-parties	Related parties

2025	$2,043,228	$1,930,814	$6,478,205	$19,645,210
2026	1,942,910	2,208,399	5,434,573	20,289,300
2027	1,925,245	2,265,426	3,686,277	20,645,216
2028	1,972,126	2,323,933	3,478,965	21,008,747
2029	1,716,970	2,383,958	3,393,147	21,379,909
Thereafter	4,951,959	56,867,884	37,815,772	536,567,772
Total minimum lease payments	14,552,438	67,980,414	60,286,939	639,536,154
Less interest	(2,515,927)	(47,319,586)	(18,210,342)	(414,428,782)
Total lease liabilities	$12,036,511	$20,660,828	$42,076,597	$225,107,372
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
Note 12 – Stock-based Compensation (Restated)
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

Obligations for under-construction and ramping hospitals. Under the terms of the Contribution Agreements, contributing owners of the under-construction hospitals and ramping hospitals (as determined on April 1, 2022), including Dr. Vo, our Chairman and CEO, are eligible to receive a one-time additional issuance of Company common stock.
•With respect to ramping hospitals that were acquired before the Merger, 24 months after the opening date (the “Determination Date”) of the applicable ramping hospital, such owner is eligible to receive such owner’s pro rata share of a number of shares of Company Common Stock equal to (i) the trailing twelve months earnings before interest, taxes, depreciation and amortization on the respective Determination Date, multiplied by (ii) 10, (iii) minus the initial equity value received at the Closing of the Merger, and (iv) minus such owner’s pro rata share of the aggregate debt of the applicable ramping hospital outstanding as of the closing of the Merger. The number of additional shares to be issued will be determined based on the greater of (a) the price of the Company’s common stock at the time of determination or (b) $2.80 ($420.00 after the 2024 Reverse Stock Splits), as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company’s common stock.
•With respect to under construction hospitals that were acquired before the Merger, contributing owners of under construction hospitals will be eligible to receive, on the Determination Date, such owner’s pro rata share of a number of shares of Company common stock equal to (a)(i) the trailing twelve months earnings before interest, taxes, depreciation and amortization as of the Determination Date multiplied by (ii) 10, minus (iii) the aggregate amount of such owner’s capital contribution to the under construction hospital, minus (iv) such owner’s pro rata share of the aggregate debt of the applicable under construction hospital outstanding as of the Closing of the Merger, divided by (b) the greater of (i) the price of the Company common stock at the time of determination or (ii) $2.80 ($420.00 after the 2024 Reverse Stock Splits), as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company’s common stock.
Ramping Hospitals are hospitals that at the time of the Merger had less than two years of operating results and as such were not considered mature hospitals. Under Construction Hospitals are hospitals that at the time of the Merger had not started accepting patients and as such did not have any operating results to serve as a basis for a valuation. At the time of the Merger, the parties agreed to additional issuances of common stock once these Ramping and Under Construction Hospitals had operated for at least 24 months, with the valuation to be based on trailing twelve months operating results determined at the end of such 24-month period (“Measurement Period”).
Pursuant to the Merger Agreement, and based on a valuation of $2.80 per share ($420.00 per share after the 2024 Reverse Stock Splits) of Clinigence common stock, each member interest in Nutex Holdco issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive 3.571428575 shares of Clinigence common stock.
With respect to the Under Construction Hospitals, the aggregate number of shares of Clinigence common stock issued in the Merger to such Nutex Owners was equal to the aggregate capital contribution amounts received from the contributing Nutex Owners of the Under Construction Hospitals divided by (b) $2.80 per share ($420.00 per share after the 2024 Reverse Stock Splits) In addition, Nutex Health assumed all the debt of such Under Construction Hospitals outstanding at the closing of the Merger.
Under the Contribution Agreements, the Ramping and Under Construction Hospitals are entitled to additional shares of Company Common Stock. The number of additional shares depends on two main factors: the trailing twelve-month operating results of the particular hospital and the trading price of Nutex Health common stock, with both factors determined at the end of the applicable Measurement Period. There is no threshold of certain operating results to be achieved; however, there is a floor price of common stock to be applied to the calculation. The exact amount a Nutex Owner of a particular hospital will receive will accordingly depend on (i) the trailing twelve months of operating results of that particular hospital, minus the initial capital contribution and debt assumption, (ii) the current Nutex common stock trading price, and (iii) the ownership percentage in the hospital such Nutex Owner held prior to the Contribution Transaction and the Merger.
At the closing of the Merger, four hospitals were identified as Ramping Hospitals and 17 hospitals were identified as Under Construction Hospitals. Of the four Ramping Hospitals:
•The Measurement Period of two Ramping Hospitals ended on June 30, 2022, with no additional issuances of common stock due to operating results.

•The Measurement Period of one Ramping Hospital ended on June 30, 2023, with no additional issuances of common stock due to operating results.
•The Measurement Period of one Ramping Hospital ended on November 30, 2023, with no additional issuances of common stock due to hospital closure in February 2023.
Of the 17 Under Construction Hospitals,
•Three hospitals with Measurement Periods ended on or before December 31, 2024.
•Seven hospitals with Measurement Periods that end after December 31, 2024.
•Three hospitals with no defined Measurement Periods as these hospitals have not opened as of December 31, 2024.
•Four hospitals with no Measurement Period as these hospitals' development plans have been abandoned.
In the tables below, we show the number of shares issuable, the number of shares issued to date, and compensation expense recognized with respect to four hospitals with Measurement Periods that ended prior to the end of December 31, 2024. We show the estimated number of shares issuable to six hospitals with Measurement Periods that end after December 31, 2024 and are operating, but showing a pro forma calculation as if the respective Measurement Periods had ended on December 31, 2024. Since we cannot predict the future operating results of a particular hospital or the Nutex Health trading price at the end of such particular Measurement Period, the actual number of shares issuable to the Nutex Owners of such Hospital cannot be determined.
Measurement Periods ending on or prior to December 31, 2024:

Number of Hospitals	End of Measurement Period	Number of Shares Issuable	Number of Shares Issued to Date	Inception-to-date Compensation Expense	Year-to-date 2024 Compensation Expense
1	February 28, 2023	—	—	$—	$—
2	February 29, 2024	27,035	27,035	458,249	(129,743)
3		27,035	27,035	$458,249	$(129,743)
Measurement Periods ending after December 31, 2024:

Number of Hospitals	End of Measurement Period	Estimated Number of Shares Issuable	Estimated Compensation Expense	Inception-to-date Compensation Expense	Year-to-date 2024 Compensation Expense
1	February 28, 2025	320,500	$7,522,000	$7,230,000	$7,230,000
2	June 30, 2025	305,400	7,176,000	6,080,000	6,080,000
1	August 31, 2025	160,200	3,782,000	3,046,000	3,046,000
1	March 31, 2026	—	—	—	—
1	November 30, 2026	—	—	—	—
1	December 31, 2026	—	—	—	—
7		786,100	$18,480,000	$16,356,000	$16,356,000
The Company measures these obligations as liability-classified stock-based compensation at fair value (level 3) on each reporting date until settlement, with changes in fair value recognized in the consolidated statement of operations. The fair value of these awards is determined using Monte Carlo simulation, which incorporates inputs such as expected term, volatility, risk-free interest rate, dividend yield and the probability of achieving performance condition. At December 31, 2024, the aggregate liability recorded for these obligations was $16.4 million as compared to zero at December 31, 2023. The change in fair value recognized in the consolidated statement of operations for the year ended December 31, 2024 was $16.2 million.

Options. The following table summarizes stock-based awards activity:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Options outstanding at December 31, 2022	34,318	$348.16	7.60
Options exercised	—	—
Options cancelled	(6,728)	342.00
Options outstanding at December 31, 2023	27,590	335.78	6.94
Options exercised	—	—
Options cancelled	(5,625)	352.98
Options outstanding at December 31, 2024	21,965	$331.34	5.45
Options outstanding as of December 31, 2024 consisted of:

Expiration Date	Number Outstanding	Number Exercisable	Exercise Price

February 21, 2025	686	686	$225.00
February 21, 2025	1,214	1,214	412.50
January 27, 2027	300	300	225.00
May 11, 2027	1,201	1,201	225.00
June 9, 2027	167	167	376.50
January 28, 2028	300	300	241.50
August 4, 2029	68	68	834.00
January 27, 2030	1,115	1,115	225.00
January 27, 2030	300	300	241.50
January 28, 2031	6,667	6,667	241.50
September 9, 2031	9,446	9,446	412.50
December 17, 2031	501	501	525.00
Total	21,965	21,965
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

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share

Non-vested awards, December 31, 2022	—	$—
Granted	4	151.50
Vested	(1)	151.50
Non-vested awards, December 31, 2023	3	151.50
Granted	118	5.40
Forfeitures	(3)	92.48
Vested	(1)	151.50
Non-vested awards, December 31, 2024	117	$37.23
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
The Warrants have an exercise price of $22.50 per share ($0.15 prior to the 2024 Reverse Stock Splits), are exercisable immediately upon issuance and expire five years from the Closing Date. The Warrants may only be exercised on a cashless basis if there is no registration statement registering, or the prospectus contained therein is not available for, the issuance or resale of shares of common stock underlying the Warrants to or by the holder. The holder of a Warrant is prohibited from exercising any such warrants to the extent that such exercise would result in the number of shares of common stock beneficially owned by such holder and its affiliates exceeding 4.99% (or, upon election by the holder prior to the issuance of any Warrants, 9.99%) of the total number of shares of common stock outstanding immediately after giving effect to the exercise. In the event of certain fundamental transactions, the holder of the Warrants will have the right to receive the Black-Scholes value of its Warrants calculated pursuant to a formula set forth in the Form of Warrant, payable either in cash or in the same type or form of consideration that is being offered and being paid to the holders of common stock.
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
•At the time of the Merger, Clinigence had 339,741 common shares outstanding (50,961,109 prior to the 2024 Reverse Stock Splits). These amounts are shown as issued by us in the presentation of consolidated financial statements as the accounting acquiror.
•In March 2023, we issued 6,667 common shares (1,000,000 prior to the 2024 Reverse Stock Splits) to Apollo Medical Holdings, Inc. for IPA managerial services. We recognized $1.9 million of stock-based compensation expense for this issuance.
•We issued 16,943 shares of common stock (2,541,511 prior to the 2024 Reverse Stock Splits) in 2023 and 64,746 shares of common stock in 2024 in connection with the acquisition of two Florida IPAs. See Note 3 for discussion of 2023 Acquisitions.
•We issued 142,348 shares of common stock (21,357,603 prior to the 2024 Reverse Stock Splits) in 2023 and 11,824 (1,773,645 prior to the 2024 Reverse Stock Split) shares of common stock in 2024 to Yorkville for PPA share conversions.
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

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)

Warrants outstanding at December 31, 2022	73,553	$294.16	3.80
Warrants issued	71,714	60.00
Warrants exercised	(9,710)	232.50
Warrants expired	(20)	3,750.00
Warrants outstanding at December 31, 2023	135,537	158.16	4.42
Warrants issued	444,445	6.80
Warrants amended	71,801	30.00
Warrants exercised	(444,445)	5.34
Warrants expired	—	—
Warrants outstanding at December 31, 2024	207,338	$113.78	3.68
Warrants outstanding as of December 31, 2024 consisted of:

Expiration Date	Number Outstanding	Number Exercisable	Exercise Price

December 31, 2024	3,701	3,701	$1,000.50
October 31, 2025	108	108	187.50
October 31, 2025	10,444	10,444	232.50
February 26, 2026	1,922	1,922	600.00
July 31, 2026	16,888	16,888	232.50
May 31, 2027	30,674	30,674	262.50
October 31, 2029	16,501	16,501	30.00
November 30, 2029	57,250	57,250	30.00
December 31, 2029	5,167	5,167	30.00
January 25, 2029	64,683	64,683	30.00
Total	207,338	207,338
Note 14 – Income Taxes (Restated)
Income tax expense consisted of the following:

	Year ended December 31,
	2024	2023	2022
Current taxes:
Federal	$21,397,905	$(187,842)	$6,396,753
State	6,755,337	828,067	1,682,682
Deferred taxes:
Federal	(10,736,492)	(4,156,778)	4,292,445
State	(2,396,492)	(1,550,531)	719,025
Total income tax expense	$15,020,258	$(5,067,084)	$13,090,905

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
The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes were as follows:

	Year ended December 31,
	2024	2023	2022

Income taxes computed at the federal statutory rate	$23,063,407	$(10,183,068)	$(88,126,230)
Effect of:
State taxes, net of federal benefits	5,804,488	(2,565,163)	(17,962,513)
Income of flow-through entities	(10,687,429)	(420,119)	(2,185,760)
Change in tax status of Nutex Health Holdco LLC	—	—	21,312,374
Change in valuation allowance	(6,537,550)	7,481,880	—
Reversal of acquired Clinigence valuation allowance	—	—	(2,393,178)
Non-deductible stock compensation	4,166,637	846,311	—
Non-deductible goodwill impairment expense	1,012,626	458,750	100,682,261
Worthless Stock deduction	(2,012,758)	—	—
Other, net	210,837	(685,675)	1,763,951
Total income tax expense	$15,020,258	$(5,067,084)	$13,090,905

Deferred tax assets and liabilities were as follows:

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$—	$3,814,961
Capital loss carryforwards	944,330	1,344,478
Accrued liabilities	890,281	784,969
Accrued professional fees	6,904,165	—
ROU Liability	64,789,073	57,757,017
Stock-based compensation	393,500	393,442
Interest expense limitation	53,146	845,940
Other	560,894	523,980
Total deferred tax assets	74,535,389	65,464,787
Deferred tax liabilities:
Cash to accrual adjustments	(2,457,238)	(4,914,654)
Property and equipment	(7,073,690)	(6,726,315)
ROU Asset	(51,964,235)	(45,976,729)
Intangible assets	(3,910,385)	(5,164,445)
Other	(198,275)	(346,518)
Total deferred tax liabilities	(65,603,823)	(63,128,661)
Net deferred tax assets before valuation allowance	8,931,566	2,336,126
Valuation allowance	(944,330)	(7,481,880)
Net deferred tax assets (liabilities)	$7,987,236	$(5,145,754)
As of December 31, 2024 the Company fully utilized their federal and state net operating losses. The Company has a capital loss carryover of $4.5 million, that expires in 2025. Due to the uncertainty about the Company's ability to utilize the capital loss prior to the expiration date, the Company maintains a valuation allowance against that deferred tax asset.
As of December 31, 2024, the Company determined that is was more likely than not that it could generate sufficient future taxable income to fully recognize its net deferred tax assets (except as mentioned above). Accordingly, the Company reversed $6.5 million of the valuation allowance that it maintained at December 31, 2023.
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

Note 15 – Earnings per Share (Restated)
The following is the computation of earnings (loss) per basic and diluted share:

	Year ended December 31,
	2024	2023	2022
Basic earnings (loss) per share:	(As Restated)
Numerator:
Net income (loss) attributable to common stockholders	$52,096,040	$(45,786,614)	$(424,780,446)
Denominator:
Weighted average shares used to compute basic EPS	5,090,787	4,408,320	4,232,518
Basic earnings (loss) per share:	$10.23	$(10.39)	$(100.36)

Diluted earnings (loss) per share:
Numerator:
Dilutive net income (loss) attributable to common stockholders	$53,227,327	$(45,786,614)	$(424,780,446)
Denominator:
Weighted average shares used to compute basic EPS	5,090,787	4,408,320	4,232,518
Dilutive effect of convertible note	179,500	—	—
Dilutive effect of common stock warrants	53,186	—	—
Dilutive effect of unvested restricted stock	44,511	—	—
Dilutive effect of contingently issuable shares	123,692	—	—
Weighted average shares used to compute diluted EPS	5,491,676	4,408,320	4,232,518
Diluted earnings (loss) per share:	$9.69	$(10.39)	$(100.36)
For the year ended December 31, 2023, the computation of diluted earnings per common share excludes the exercise of 27,581 common stock options (4,137,149 prior to the 2024 Reverse Stock Splits), 135,731 warrants (20,343,562 prior to the 2024 Reverse Stock Splits), 2,596 unvested restricted stock units (389,439 prior to the 2024 Reverse Stock Split) and 16,226 shares of common stock (2,433,908 prior to the 2024 Reverse Stock Splits) issuable upon conversion of outstanding convertible debt.
For the year ended December 31, 2022, the computation of diluted earnings per common share excludes the exercise of 15,569 common stock options (2,335,402 prior to the 2024 Reverse Stock Splits) and 28,085 warrants (4,212,724 prior to the 2024 Reverse Stock Splits).
The dilutive effect of convertible debt was calculated using the if-converted method, whereas the dilutive effect of the assumed exercise of outstanding options, warrants, unvested restricted stock and contingently issuable shares was calculated using the treasury stock method.

Note 16 - Supplemental Cash Flows Information (Restated)

	Year ended December 31
	2024	2023	2022
	(As restated)
Cash paid for interest	$3,471,708	$1,639,044	$4,622,106
Cash paid for income taxes	798,990	849,358	8,233,000
Non-cash investing and financing activities:
Financed capital expenditures	1,998,129	7,935,898	18,473,184
Acquisition of financing leases	53,609,860	25,449,227	23,603,317
Modification of warrant	—	—	561,651
Reverse acquisition with Clinigence	—	—	436,695,013
Exercise of warrants on a cashless basis	—	1,268	—
Deconsolidation of Real Estate Entities	—	(4,258,133)	(38,803,892)
Debt converted to common stock	320,688	6,217,737	5,385,372
Warrants issued with convertible debt	—	1,403,877	—
Warrant liability related to common stock issuance	(7,661,557)	—	—
Non-cash effect of warrant exercises	9,270,529	—	—
Payment for acquisition in common stock	406,158	905,234	—
Common stock issued for Employee Stock Purchase Plan	85,491	14,288	—
Common stock received in sale of business	(30,250)	—	—
Reclassification of related party payables to equity contributions	3,539,372	—	—
Rescission of warrant exercise	—	—	(26,391)
Note 17 – Segment Information
We report the results of our operations as three segments in our consolidated financial statements: (i) the hospital division, (ii) the population health management division, and (iii) the real estate division.
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
Reportable segment information, including intercompany transactions, is presented below:

	Year ended December 31,
	2024	2023	2022
Revenue from external customers:
Hospital division	$449,063,683	$218,070,397	$198,508,245
Population health management division	30,884,950	29,575,919	20,786,061
Total revenue	$479,948,633	$247,646,316	$219,294,306

Revenue from inter-segment activities:
Real estate division	$2,419,772	$(799,850)	$269,699

Segment expenses:
Hospital division
Payroll	$114,158,300	$103,780,690	$109,321,563
Contract services	77,788,622	19,454,561	19,869,230
Medical supplies	15,285,481	14,151,140	12,118,893
Other hospital division expenses	29,511,951	28,407,079	30,195,780
Hospital division expenses	236,744,354	165,793,470	171,505,466
Population health management division expenses	27,971,030	29,487,103	19,235,728
Total segment expenses	$264,715,384	$195,280,573	$190,741,194

Depreciation and amortization:
Hospital division	$16,780,320	$15,940,716	$11,967,649
Population health management division	1,533,261	1,647,417	1,162,864
Real estate division	658,391	3,439	861
Total depreciation and amortization	$18,971,972	$17,591,572	$13,131,374

Segment operating income (loss):
Hospital division	$195,539,009	$36,336,211	$15,035,130
Population health management division	1,380,659	(1,558,601)	387,469
Real estate division	(658,391)	(3,439)	(861)
Total segment operating income	$196,261,277	$34,774,171	$15,421,738

Consolidated operating income (loss)
Total segment operating income	$196,261,277	$34,774,171	$15,421,738
Corporate and other costs	(65,563,477)	(66,547,919)	(422,020,892)
Consolidated operating income (loss)	$130,697,800	$(31,773,748)	$(406,599,154)

Segment other income (loss):
Hospital division
Interest expense, net	$18,283,988	$14,041,235	$10,367,921
Other expense (income)	(332,652)	142,278	(343,564)
Hospital division income before income taxes	$177,587,673	$22,152,698	$5,010,773
Population health management division income (loss) before income taxes	1,613,226	(1,655,905)	(35,160)
Real estate division loss before income taxes	(658,391)	(3,439)	(861)
Non-segment loss before income taxes	(68,716,766)	(68,984,154)	(424,623,465)
Income (loss) before income taxes	$109,825,742	$(48,490,799)	$(419,648,713)

Capital expenditures:
Hospital division	$2,303,897	$9,496,832	$5,926,119
Real estate division	—	—	8,706,295
Total capital expenditures	$2,303,897	$9,496,832	$14,632,414

	December 31,
	2024	2023
Assets:
Hospital division	$607,589,989	$278,635,841
Population health management division	28,338,173	83,647,378
Real estate division	19,392,231	35,962,278
Total Assets	$655,320,393	$398,245,497
Note 18 – Related Party Transactions
Related party transactions included the following:
•The Physician LLCs employ the doctors who work in our hospitals. We have no direct ownership interest in these entities but they are owned and, in some instances, controlled by related parties including our CEO, Dr. Thomas Vo. The Physician LLCs are consolidated by the Company as VIEs because they do not have significant equity at risk, and we have historically provided support to them in the event of cash shortages and received the benefit of their cash surpluses.
In connection with the merger with Clinigence, we forgave certain amounts due from Physician LLCs for past advances made by us in support of their operations. We recognized net expense of $1.5 million in the three months ended March 31, 2022 as general and administrative expense in the consolidated statements of operations. No such expense was recognized subsequently.
The Physician LLCs had outstanding obligations to their member owners, who are also Company stockholders, totaling $0.8 million at December 31, 2024 and 2023 are reported within accounts payable – related party in our consolidated balance sheets.
•Most of our hospital division facilities are leased from real estate entities which are owned by related parties. These leases are typically on a triple net basis where our hospital division is responsible for all operating costs, repairs and taxes on the facilities. Our obligations under these leases are presented in Note 9. During the years ended December 31, 2024, 2023 and 2022, we made cash payments for these lease obligations totaling $20.0 million, $15.7 million and $13.0 million, respectively. In addition, the building that houses the Company's corporate headquarters is owned by our CEO and leased to the Company, and lease payments under this arrangement are included in the lease obligation totals.
•We consolidate Real Estate Entities as VIEs when they do not have sufficient equity at risk and our hospital entities are guarantors or co-borrowers under their outstanding mortgage loans. The consolidated Real Estate Entities have mortgage loans payable to third parties which are collateralized by the land and buildings. We have no direct ownership interest in these entities but they are owned and, in some instances, controlled by related parties including our CEO. We deconsolidated 17 Real Estate Entities in 2022 and one Real Estate Entity in 2023, after the third-party lenders released our guarantees of associated mortgage loans. At December 31, 2024, two Real Estate Entities continue to be consolidated in our financial statements.
•In connection with the merger with Clinigence, we forgave certain amounts due from Real Estate Entities for past advances made by us. We recognized net expense totaling $0.6 million in the three months ended March 31, 2022 as other expense in the consolidated statements of operations. No such expense was recognized subsequently.
•Accounts receivable – related party included $4.3 million at December 31, 2024 and $4.1 million at December 31, 2023 due from noncontrolling interest owners of consolidated hospital facilities.
•Micro Hospital Holding LLC, an affiliate controlled by our CEO, and a partner with non-controlling interest made advances to one of our hospital facilities, SE Texas ER. These advances totaled $3.5 million and $1.4 million at December 31, 2024 and 2023, respectively. These amounts previously were reported in accounts payable - related party and were reclassified to equity in 2024, as the related party accounts payable amounts were intended to be contribution amounts per the Contribution Agreement effective April 1, 2022. See Note 1 for information on the adjustments.
•Accounts payable – related party in our consolidated balance sheets included zero at December 31, 2024 and $0.9 million at December 31, 2023 for reimbursement of expenses incurred on our behalf.
In addition, we have outstanding obligations of contributions for facilities currently under construction totaling $1.6 million at December 31, 2024 and $2.1 million at December 31, 2023 reported within accounts payable-related party in our consolidated balance sheet.
•We provide managerial services to emergency centers owned and, in some instances, controlled by related parties including an entity controlled by our CEO. We recognized zero, $0.5 million, and $1.2 million of managerial fees within the hospital division in the years ended December 31, 2024, 2023 and 2022, respectively, for these services.
•Two of our hospital facilities are obligated under managerial services agreements with related parties commencing in 2022. Payments under these agreements totaled zero and $0.5 million for the years ended December 31, 2024 and 2023, respectively.
Note 19 – Variable Interest Entities
The following tables provide the balance sheet amounts for consolidated VIEs:

	December 31, 2024
	Real Estate Entities	Physician LLCs	IPAs

Current assets	$121,960	$23,040,986	$10,109,302
Property and equipment, net(1)	19,275,781	3,668	116,214

Total assets	$19,397,741	$23,044,654	$10,225,516

Current liabilities	$—	$—	$10,225,516
Long-term liabilities	11,768,239	—	—

Total liabilities	11,768,239	—	10,225,516

Equity(1)	7,629,502	23,044,654	—

Total liabilities and equity	$19,397,741	$23,044,654	$10,225,516
(1) The Company has adjusted this disclosure to eliminate intercompany receivable of approximately $33.2 million and include property and equipment of $19.3 million to reflect the amounts within the consolidated balance sheet.

	December 31, 2023
	Real Estate Entities	Physician LLCs	IPAs

Current assets	$138,342	$8,074,928	$8,473,486
Property and equipment, net	—	3,668	65,277
Other long-term assets	33,089,636	—	36,452

Total assets	$33,227,978	$8,078,596	$8,575,215

Current liabilities	$38,510	$5,648,516	$8,575,215
Long-term liabilities	12,959,171	—	—

Total liabilities	12,997,681	5,648,516	8,575,215

Equity	20,230,297	2,430,080	—

Total liabilities and equity	$33,227,978	$8,078,596	$8,575,215
Other long-term assets in Real Estate Entities of $33.1 million as of December 31, 2023 represents an intercompany lease receivable that eliminates upon consolidation. The result after consolidation is property and equipment of $19.8 million which is reflected within the consolidated balance sheets as of December 31, 2023.
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
Note 20 - Subsequent Events
The Company has evaluated subsequent events occurring after December 31, 2024 through the date the restated financial statements were issued. Management identified the following events that warrant disclosure:
Non-recognized subsequent events
•On April 8, 2025, certain note holders of unsecured convertible term notes converted $0.4 million of principal to 13,333 shares of the Company's common stock, valued at $30.00 per share.
•On April 30, 2025, the Company's term loan secured by deposits, which had an outstanding balance of approximately $2.0 million as of December 31, 2024, matured in accordance with its terms. The related $1.6 million deposit securing the loan was released and returned to the Company on May 2, 2025.

•On May 9, 2025 and May 22, 2025, certain note holders of unsecured convertible term notes converted $0.1 million of principal to 4,541 shares of the Company's common stock, valued at $30.00 per share.
•On May 22, 2025, the Company entered into a Fourth Commercial Lease Amendment for its Texarkana hospital facility, extending the lease term by 5 years and increasing rent obligations, resulting in a $14.8 million increase in the Company’s right-of-use assets and lease liabilities in the second quarter of 2025.
•On July 4, 2025, the "One Big Beautiful Bill Act" was signed into law, enacting significant changes to the U.S. tax code and coverage benefits for certain public healthcare insurance beneficiaries. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the reinstatement of 100% bonus depreciation. The changes were not reflected in the income tax provision for the period ended June 30, 2025, as enactment occurred after the balance sheet date.
•On July 16, 2025, the Company’s stockholders approved an amendment to the Amended and Restated 2023 Equity Incentive Plan, increasing the number of shares available for issuance by 1,100,000 and providing for an annual increase of up to 5% of shares outstanding, as such amount may be determined in the Board's discretion.
•On August 14, 2025, the Board authorized a stock repurchase program of up to $25 million of the Company’s common stock over the next six months. The purpose of the share repurchase is to increase shareholder value and offset dilution from the issuance of Additional Shares in connection with the Merger.
•On August 20, 2025, the Company received a notice from NASDAQ regarding non-compliance with continued listing requirements as a result of the delayed filing of its Form 10-Q for the period ended June 30, 2025. On October 15, 2025, the Company submitted a compliance plan and requested an extension to file the Form 10-Q by December 12, 2025, which Nasdaq granted on October 16, 2025.
•On August 22, 2025, a putative securities class action complaint was filed against the Company following the publication of a short-seller report. The Company disputes the allegations and intends to vigorously defend the matter. Related thereto, commencing on October 10, 2025, derivative securities law suits were filed against certain of the Company's current and former directors and executive officers.
•On September 19, 2025, the Company entered into an asset purchase agreement to acquire certain assets and assume specific debt and lease contract obligations related to an existing hospital. Total consideration was $8.0 million comprising of $5.8 million in debt, $1.0 million in deferred payment and $1.2 million in equity interest of the Company's subsidiary that holds the assets, debt and lease contract obligations. Contract obligations include a 20 year building lease, amounting to a $10.5 million increase in the Company's right-of-use assets and lease liabilities, as well as lease obligations related to certain hospital equipment.
•From October 1, 2025 to October 31, 2025, the remaining note holders of unsecured convertible term notes converted $4.9 million of principal and $0.1 million of interest to 165,030 shares of the Company's common stock, valued at $30.00 per share.
* * * * *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures (Restated)
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of December 31, 2024. Based on this evaluation, the Company concluded that our disclosure controls and procedures were ineffective as of December 31, 2024 due to the material weaknesses identified as described below.
Further, subsequent to the filing of the Original Form 10-K, management identified an additional material weakness in internal control over financial reporting (described below) in connection with the restatement of the previously filed consolidated financial statements for the year ended December 31, 2024.
Management's Report on Internal Control over Financial Reporting. Management is responsible for establishing and maintaining adequate internal control over financial reporting and for assessing the effectiveness of internal control over financial reporting. The Company has designed its internal control over financial reporting to provide reasonable assurance on the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.
The Company’s internal control over financial reporting includes those policies and procedures that:
•Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets;
•Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of the Company’s management and directors; and
•Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.
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
Based on this assessment, the following material weaknesses have been identified:
•The Company had ineffective design, implementation, and operation controls over logical access, program change management, and vendor management controls:
1.Appropriate restrictions that would adequately prevent users from gaining inappropriate access to the financially relevant systems.

2.IT programs and data changes affecting the Company’s financial IT applications and underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT systems were complete and accurate. Automated process-level and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.
3.Key third party service provider SOC reports were obtained and reviewed.
•Business process controls across all financial reporting processes were not effectively designed and implemented to properly address the risk of material misstatement, including controls without proper segregation of duties between preparer and reviewer and key management review controls.
•Ineffective design and implementation of controls over the completeness and accuracy of information included in key spreadsheets supporting the financial statements.
Management has subsequently determined that the material weakness described below also existed as of December 31, 2024:
•The Company had ineffective design, implementation and operation controls to timely and accurately analyze and account for complex and non-routine accounting matters.
Management has concluded that, based on applying the COSO criteria, as of December 31, 2024, the Company’s internal control over financial reporting was not effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Remediation Plans. In 2024, the Company started the process of designing and implementing effective internal control measures to remediate the reported material weaknesses. The Company’s efforts included implementing a new enterprise-wide system to reduce reliance on manual processes and spreadsheets supporting the financial statements. Additionally, the Company engaged an accounting firm in 2024 to assist in the proper design, implementation and testing of internal controls over financial reporting. We made additions to our accounting and financial reporting teams throughout 2024 and 2025.
While we believe that these efforts will continue to improve our internal control over financial reporting, our remediation efforts are ongoing and will require validation and testing of the design and operating effectiveness of internal controls. The actions that we are taking are subject to ongoing senior management review, as well as audit committee oversight. We will not be able to conclude whether the steps we are taking will fully remediate the remaining material weaknesses in our internal control over financial reporting until we have completed our remediation efforts and subsequent evaluation of their effectiveness. We may also conclude that additional measures may be required to remediate the material weaknesses in our internal control over financial reporting.
Attestation report of the registered public accounting firm. Not applicable as we are a non-accelerated filer.
Changes in Internal Control Over Financial Reporting. We are taking actions to remediate the material weaknesses relating to our internal control over financial reporting, as described above. Except as otherwise described herein, there were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the period covered by this Annual Report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
Item 9C. Disclosures Regarding Foreign Jurisdiction that Prevent Inspections
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to Part III, Item 10 of our Amendment No. 1 on Form 10-K/A for the fiscal year ended December 31, 2024 filed with the SEC on April 30, 2025.
Securities Trading
The Company has adopted a securities trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees and the Company itself. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K/A for the fiscal year ended December 31, 2024.
Item 11. Executive Compensation (Restated)
The information required by this Item is incorporated herein by reference to Part III, Item 11 of our Amendment No. 1 on Form 10-K/A for the fiscal year ended December 31, 2024 filed with the SEC on April 30, 2025. Additionally, this restatement of the Company's Annual Report on Form 10-K does not impact related performance metrics used for executive compensation and therefore no recovery of incentive-based compensation was required.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to Part III, Item 12 of our Amendment No. 1 on Form 10-K/A for the fiscal year ended December 31, 2024 filed with the SEC on April 30, 2025.
Item 13. Certain Relationships and Related Persons Transactions
The information required by this Item is incorporated herein by reference to Part III, Item 13 of our Amendment No. 1 on Form 10-K/A for the fiscal year ended December 31, 2024 filed with the SEC on April 30, 2025.
Item 14. Principal Accountant Fees and Services (Restated)
The following table presents the aggregate fees for professional services rendered by Grant Thornton LLP ("Grant Thornton") and Marcum LLP, the Company's independent registered public accounting firms for the fiscal years ended December 31, 2024 and 2023, respectively.
All fees and services described in the table below were pre-approved by the Audit Committee:

	2024	2023
Marcum LLP:
Audit Fees	$—	$1,601,868
Audit Related Fees	—	105,060
Tax Fees	—	—
Other Fees	—	—
Total Aggregate Fees	$—	$1,706,928

Grant Thornton LLP:
Audit Fees	$852,532	$—
Audit Related Fees	—	—
Tax Fees	—	—
Other Fees	—	—
Total Aggregate Fees	$852,532	$—
Audit Fees - This category includes the audit of the Company’s annual financial statements, review of financial statements included in the Company’s Form10-Q Quarterly Reports and services that are normally provided by the independent auditors in connection with engagements for those years.
Audit-Related Fees - This category includes assurance and related services by the independent auditor that are reasonably related to the performance of the audit or review of the Company’s financial statements and that are not reported under the caption "Audit Fees.” Such services primarily include procedures related to financial reporting matters, including the auditor's review of the accounting treatment for acquisition activity.
Tax Fees - This category includes services rendered by the independent auditor for tax compliance, tax advice and tax planning.
All Other Fees - This category includes products and services provided by the independent auditor other than the services reported under the captions "Audit Fees,” "Audit Related Fees,” and "Tax Fees.”
Overview - The Company’s Audit Committee, reviews, and in its sole discretion pre-approves, our independent auditors’ annual engagement letter including proposed fees and all audit and non-audit services provided by the independent auditors. Accordingly, all services described under "Audit Fees,” "Audit Related Fees,” "Tax Fees,” and "All Other Fees” were pre-approved by our Company’s Audit Committee. The Audit Committee may not engage the independent auditors to perform the non-audit services proscribed by law or regulation. The Company’s Audit Committee may delegate pre-approval authority to a member of the Board.
Auditor Independence
In 2024 and 2023, there were no other professional services provided by Grant Thornton and Marcum LLP, respectively, other than those listed above, that would have required our Audit Committee to consider their compatibility with maintaining the independence of Grant Thornton or Marcum LLP.
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

All services performed and related fees billed by Grant Thornton and Marcum LLP during fiscal years 2024 and 2023, respectively, were pre-approved by our Audit Committee pursuant to regulations of the SEC.

Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Report:

(b)Exhibits:

		Incorporated by Reference (File No. 001-41346)
Exhibit No	Description	Form	Exhibit	File Date
2.1	Agreement and Plan of Merger, dated as of February 25, 2021 by and among the Registrant, AHP, Merger Sub, and the Signing Stockholder	8-K	2.1	Mar. 2, 2021
2.2	Agreement and Plan of Merger, dated as of February 25, 2021 by and among the Registrant, AHA, and Merger Sub	8-K	2.3	Mar. 2, 2021
2.3	Agreement and Plan of Merger dated as of November 23, 2021 among Clinigence Holdings, Inc., Nutex Acquisition LLC, Nutex Health Holdco LLC, Micro Hospital Holding LLC (solely for the purposes of certain Sections ), Nutex Health LLC (solely for the purposes of certain Sections) and Thomas T. Vo in his capacity as the Nutex Representative	8-K	99.1	Nov. 24, 2021
2.4	Agreement and Plan of Merger dated effective as of October 21, 2021, by and between Clinigence Holdings, Inc., Clinigence Procare Health, Inc., Procare Health, Inc. Anh Nguyen and Tram Nguyen	8-K	2.1	Oct. 21, 2021
2.5	Form of Contribution Agreement (Under Construction Hospitals) as of November 23, 2021 by and among Nutex Health Holdco LLC and the owners listed on the signature pages thereto	10-Q	2.5	Aug. 22, 2022
2.6	Form of Contribution Agreement (Ramping Hospitals) as of November 23, 2021 by and among Nutex Health Holdco LLC and the owners listed on the signature pages thereto	10-Q	2.6	Aug. 22, 2022
2.7	Form of Contribution Agreement (Mature Hospitals) as of November 23, 2021 by and among Nutex Health Holdco LLC and the owners listed on the signature pages thereto	10-Q	2.7	Aug. 22, 2022
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	July 5, 2023
3.2	Second Amended and Restated Bylaws	8-K	3.2	Apr. 4, 2022
3.3	Amendment No. 2 to Second Amended and Restated Certificate of Incorporation	8-K	3.1	July 5, 2024
3.4	Amendment to Second Amended and Restated Certificate of Incorporation	8-K	3.1	Apr. 11, 2024
4.1	Note Purchase Agreement dated May 15, 2019.	10-K	4.1	May 14, 2020
4.2	Form of Convertible Promissory Note dated November 18, 2019	8-K	10.2	Nov. 22. 2019
4.3	Form of Warrant November 18, 2019	8-K	10.3	Nov. 22. 2019
4.4	2019 Omnibus Equity Incentive Plan	S-8 (333-267710)	10.2	Sep. 30, 2022
4.5	Amended and Restated Nutex Health Inc. 2022 Equity Incentive Plan	S-8 (333-267710)	10.1	Sep. 30, 2022
4.6	Description of Common Stock	10-Q	4.6	Aug. 22, 2022
4.7	Registration Rights Agreement dated as of April 1, 2022 by and among Nutex Health Inc. and the stockholders of Nutex Health Holdco LLC set forth on Schedule A thereto	Schedule 13D	99.2	Apr. 11, 2022
4.8	Amendment No. 1 dated as of July 1, 2022 to Registration Rights Agreement dated as of April 1, 2022	10-Q	4.9	Aug. 22, 2022
4.9	Registration Rights Agreement dated as of November 14, 2022 between Nutex Health Inc. and Lincoln Park Capital Fund, LLC	8-K	10.2	Nov. 18, 2022

4.10	Amended and Restated Nutex Health Inc. 2023 Equity Incentive Plan	Schedule 14A	Appendix A	May 19, 2023
4.11	Nutex Health Inc. 2023 Employee Stock Purchase Plan	8-K	10.2	July 5, 2023
4.12	Form of 8% Convertible Promissory Note due October 31, 2025	10-K	4.12	Mar. 29, 2024
4.13	Form of Stock Purchase Warrant expiring December 31, 2029	10-K	4.13	Mar. 29, 2024
4.14	Form of Common Stock Purchase Warrant	8-K	4.1	Jan. 24, 2024
10.1	Master Services Agreement dated as of February 25, 2021 by and between AHA Management, Inc. and AHPIPA	8-K	2.2	Mar. 2, 2021
10.2	Intellectual Property Asset Purchase Agreement, dated as of May 27, 2020 by and among the Registrant, Clinigence Health, AHA, and AHA Analytics	8-K	2.1	Jun. 3, 2020
10.3	Intellectual Property License Agreement, dated as of May 27, 2020 by and between Clinigence Health and AHA Analytics	8-K	2.2	Jun. 3, 2020
10.4	Managed Services Agreement, dated as of May 27, 2020 by and between Clinigence Health and AHA Analytics	8-K	2.3	Jun. 3, 2020
10.5	Securities Purchase Agreement between Clinigence Holdings, Inc. and Apollo Medical Holdings, Inc. dated as of September 21, 2021	8-K	3.02	Oct. 1, 2021
10.6	Form of Board of Directors Agreement	8-K	10.1	Apr. 26, 2022
10.7	Employment Agreement between Thomas T. Vo and Clinigence Holdings, Inc. (to be renamed Nutex Health Inc.) dated as of April 1, 2022	8-K	10.1	Apr. 4, 2022
10.8	Employment Agreement between Warren Hosseinion and Clinigence Health Holdings, Inc. (to be renamed Nutex Health Inc.) dated April 1, 2022	8-K	10.2	Apr. 4, 2022
10.9	Employment Agreement, dated as of June 8, 2022, between the Company and Jon Bates.	8-K	10.2	Jun. 10, 2022
10.10	Form of Commercial Lease Agreement (Hospital Entities) including Parent Guarantee (Nutex Health Inc.)	10-Q	10.11	Aug. 22, 2022
10.11	Form of Construction Loan Agreement (Hospital Entities) including Personal Guarantee (Related Parties)	10-Q	10.12	Aug. 22, 2022
10.12	Purchase Agreement dated as of November 14, 2022 between Nutex Health Inc. and Lincoln Park Capital Fund, LLC	8-K	10.1	Nov. 18, 2022
10.13	Form of Restricted Stock Award Rescission Agreement	10-K	10.14	Mar. 2, 2023
10.14	Partial Option Cancellation Agreement	8-K	10.1	Jan. 4, 2023
10.15	Pre-Paid Advance Agreement by and between YA II PN, Ltd., a Cayman Islands exempt limited partnership and Nutex Health Inc., dated April 11, 2023.	8-K	10.1	Apr. 12, 2023
10.16	Employment Agreement by and between the Company and Pamela Montgomery dated August 8, 2022.	10-Q	10.1	May 15, 2023
10.17	Employment Agreement, dated as of August 28, 2023, between the Company and Joshua DeTillio.	8-K	10.1	Sep. 5, 2023
10.18	Employment Agreement between Clinigence Holdings, Inc. and Elisa Luqman dated as of October 29, 2019.	10-K	10.18	Mar. 29, 2024
10.19	Amendment to Employment Agreement between Clinigence Holdings, Inc. and Elisa Luqman dated as of February 22, 2021.	10-K	10.19	Mar. 29, 2024
10.20	Second Amendment to Employment Agreement between Clinigence Holdings, Inc. and Elisa Luqman dated as of July 1, 2021.	10-K	10.20	Mar. 29, 2024
10.21	Third Amendment to Employment Agreement between Clinigence Holdings, Inc. and Elisa Luqman dated as of August 15, 2021.	10-K	10.21	Mar. 29, 2024
10.22	Fourth Amendment to Employment Agreement between Nutex Health Inc. and Elisa Luqman dated as of June 14, 2022.	10-K	10.22	Mar. 29, 2024

10.23	Placement Agency Agreement between Maxim Group LLC and the Company dated January 22, 2024.	8-K	10.1	Jan. 22, 2024
10.24	Form of Securities Purchase Agreement dated as of January 22, 2024.	8-K	10.2	Jan. 22, 2024
10.25	Form of Notice of Grant and Stock Option Agreement	10-K	10.25	Mar. 29, 2024
10.26	Form of Restricted Stock Award Agreement	10-K	10.26	Mar. 29, 2024
10.27	Form of Restricted Unit Award Agreement	10-K	10.27	Mar. 29, 2024
10.28	Termination of Pre-Paid Advance Agreement dated February 8, 2024	10-K	10.28	Mar. 29, 2024
10.29	Addendum to Employment Agreement between Nutex Health Inc. and Thomas T. Vo dated as of February 8, 2024	8-K	10.1	Feb. 9, 2024
10.30	Employment Agreement between Nutex Health Inc. and Michael Chang dated as of September 9, 2022	10-K	10.30	Mar. 29, 2024
10.31	Amendment to Employment Agreement between Nutex Health Inc. and Michael Chang dated as of January 31, 2024	10-K	10.31	Mar. 29, 2024
19.1	Securities Trading Policy
21.1	List of Subsidiaries
23.1*	Consent of Grant Thornton LLP
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Nutex Health Inc. Compensation Recovery Policy
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
*Filed herewith
**Furnished herewith. This exhibit shall not be deemed “filed” for the purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liability of that section. Further, this exhibit shall not be deemed to be incorporated by reference into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 18, 2025	/s/ Thomas T. Vo
Thomas T. Vo, M.D.
Chief Executive Officer and Chairman of the Board (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

November 18, 2025	/s/ Thomas T. Vo
Thomas T. Vo, M.D.
Chief Executive Officer and Chairman of the Board (principal executive officer)

November 18, 2025	/s/ Jon C. Bates
Jon C. Bates
Chief Financial Officer (principal financial officer and principal accounting officer)

November 18, 2025	/s/ Warren Hosseinion
Warren Hosseinion
President and Director

November 18, 2025	/s/ Kelvin Spears
Kelvin Spears, M.D.
Director

November 18, 2025	/s/ Cheryl Grenas
Cheryl Grenas, R.N., M.S.N.
Director

November 18, 2025	/s/ Michael L. Reed
Michael L. Reed
Director

November 18, 2025	/s/ Frank Jaumot
Frank Jaumot
Director

November 18, 2025	/s/ Scott J. Saunders
Scott J. Saunders
Director