Form 10-Q/A
period 2025-03-31
Nutex Health, Inc.
filed 2025-11-18
CIK 1479681

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  ☐ No  ☒
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of May 12, 2025, the registrant had 5,987,770 shares of common stock, $0.001 par value, outstanding.

NUTEX HEALTH INC.
FORM 10-Q/A

EXPLANATORY NOTE
Nutex Health Inc. (“Nutex Health” or the “Company”) is filing this Amendment No. 1 on Form 10-Q/A (the “Amendment” or “Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the three months ended March 31, 2025, which was originally filed with the U.S. Securities and Exchange Commission (“SEC”) on May 13, 2025 (the “Original Form 10-Q”). The purpose of this amendment is to amend and restate our previously issued unaudited condensed consolidated financial statements and related financial information in the Original Form 10-Q. This amendment also restates our previous conclusion and disclosure with respect to the effectiveness of our internal control over financial reporting.
Items Amended in this Filing
This Form 10-Q/A amends and restates the following items of the Original Form 10-Q:
•Part I - Item 1. Financial Statements and Supplementary Data.
•Part I - Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
•Part I - Item 4. Controls and Procedures.
•Part II - Item 6. Exhibits and Financial Statement Schedules.
In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the certifications specified in Rule 13a-14 under the Exchange Act from the Company’s Chief Executive Officer and its Chief Financial Officer, dated as of the date hereof, are being filed or furnished, as applicable, with this Form 10-Q/A as Exhibits 31.1, 31.2, 32.1 and 32.2.
Except as otherwise provided, the disclosures in this Form 10-Q/A are made as of the date of the Original Form 10-Q and do not reflect any events that occurred after the date of the Original Form 10-Q or modify or update any other disclosures in the Original Form 10-Q affected by subsequent events. As such, forward-looking statements included in this Form 10-Q/A may represent management’s views as of the date of the Original Form 10-Q and should not be assumed to be accurate as of any date thereafter.
Restatement Background
As previously disclosed in Form 8-K filed on August 21, 2025, the Audit Committee of the Board of Directors of Nutex Health (the "Audit Committee"), after consultation with the Chief Financial Officer, concluded that the Company's previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2025 contained in the Original Form 10-Q (the “Previously Issued Financial Statements”) should be restated to reclassify non-cash stock-based compensation obligations related to under-construction and ramping hospitals as liabilities rather than equity. Further, the Company is also recording certain immaterial adjustments as described below. Please read Note 1 of the Consolidated Financial Statements - Organizations and Operations (Restated) - Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements, Note 10 - Stock Based Compensation (Restated), and Note 13 - Earnings Per Share (Restated). Accordingly, investors and all other persons should no longer rely upon the Previously Issued Financial Statements included in the Original Form 10-Q. In addition, any previously issued or filed earnings releases, investor presentations or other communications describing the Previously Issued Financial Statements and other related financial information covering these periods should no longer be relied upon.
The Company filed this amendment to correct the classification of obligations totaling $20.7 million related to under construction and ramping hospitals from equity to liabilities in accordance with the classification criteria in ASC 718, Compensation - Stock Compensation, and ASC 480, Distinguishing Liabilities from Equity.
In addition, the Company identified certain immaterial adjustments to be made including related-party accounts payable balances amounting to $3.5 million that should be reclassified to equity, as the related-party accounts payable amounts were intended to be contribution amounts per certain Contribution Agreements with former owners of hospitals who transferred their interests to Nutex Health Holdco LLC effective April 1, 2022, a $2.9 million adjustment to reclassify restricted balances out of cash and cash equivalents and into restricted short-term investments, and an adjustment to accrued income tax expense of $2.4 million.
These adjustments as of March 31, 2025 result in an increase to liabilities, a corresponding decrease to equity and an increase in net income. Total liabilities as of March 31, 2025 increased by $19.6 million (4.0%) while total equity correspondingly decreased by $19.6 million (7.1%). Net income for the period ended March 31, 2025 increased by $6.6 million (14.9%). As restated, earnings per share, diluted by unvested restricted stock and contingently issuable stock compensation increased by $0.77 to $3.33 from $2.56, while earnings per share, basic increased $1.09 to $3.74 from $2.65 for the three months ended March 31, 2025. These adjustments are non-cash in nature, had no material effect on key metrics including revenue, liquidity, short-term and long-term debt, operating cash flow, adjusted EBITDA or number of patient visits as of and for the periods presented therein.

The adjustments reflected herein update the impacted unaudited condensed consolidated financial statements and related disclosures to accurately present the Company’s financial position and results of operations for the affected periods.
Internal Control Considerations
We previously reported an additional material weakness in the design and operating effectiveness of internal control over financial reporting in our amended Annual Report on Form 10-K/A for the year ended December 31, 2024, related to the accounting treatment of obligations associated with under-construction and ramping hospitals. This material weakness continues to exist as of and for the period ended March 31, 2025. In connection with this matter, management determined that the Company’s internal control over financial reporting was not effective as of March 31, 2025. The Company has engaged an accounting firm to assist in the proper design, implementation, and testing of internal controls over financial reporting, and training for relevant personnel on the timely and accurate analysis and accounting for complex and non-routine accounting matters remains ongoing. Management is undertaking additional efforts to remediate the identified material weakness and strengthen the overall control environment. See Part I, Item 4. Controls and Procedures - Evaluation of Disclosure Controls and Procedures (Restated) included in this Amendment.
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
INTRODUCTORY NOTE
Unless the context dictates otherwise, references in this Quarterly Report on Form 10-Q/A to the “Company,” “we,” “us,” “our,” “Nutex” and similar words are references to Nutex Health Inc., a Delaware corporation, and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”).
Unless otherwise indicated, all authorized, issued, and outstanding stock and per share amounts referred to in this Quarterly Report on Form 10-Q/A have been adjusted to reflect the 2024 Reverse Stock Splits (as defined below) for all prior periods presented. Proportionate adjustments for the 2024 Reverse Stock Splits were made to the exercise prices and number of shares issuable under the Company’s equity incentive plans, and the number of shares underlying outstanding equity awards, as applicable. See Note 1 for information and disclosures relating to adjustments related to the 2024 Reverse Stock Splits.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Amendment contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act. All statements other than statements of historical fact are “forward-looking statements” for purposes of federal and state securities laws, including, but not limited to, changes in laws or regulations applicable to our operations, any statements about our business, financial condition, operating results, plans, objectives, expectations and intentions, any guidance on, or projections of, earnings, revenue or other financial items, or otherwise, and our future liquidity, including cash flows; any statements of any plans, strategies, and objectives of management for future operations, such as the material opportunities that we believe exist for our Company; any statements concerning proposed services, developments, mergers or acquisitions; or strategic transactions; any statements regarding management’s view of future expectations and prospects for us; any statements about prospective adoption of new accounting standards or effects of changes in accounting standards; any statements regarding future economic conditions or performance; any statements of belief; any statements of assumptions underlying any of the foregoing; and other statements that are not historical facts. Forward-looking statements may be identified by the use of forward-looking terms such as “anticipate,” “could,” “can,” “may,” “might,” “potential,” “predict,” “should,” “estimate,” “expect,” “project,” “believe,” “think,” “plan,” “envision,” “intend,” “continue,” “target,” “seek,” “contemplate,” “budgeted,” “will,” “would” and the negative of such terms, other variations on such terms or other similar or comparable words, phrases or terminology. These forward-looking statements present our estimates and assumptions only as of the date of this Quarterly Report on Form 10-Q/A and are subject to change.
Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under, but not limited to, the heading “Item 1A. Risk Factors” included in this Quarterly Report and in the Annual Report of Nutex Health Inc. on Form 10-K/A for the year ended December 31, 2024 and other filings of the Company with the United States Securities and Exchange Commission. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change, and significant risks and uncertainties that could cause actual conditions, outcomes and results to differ materially from those indicated by such statements. Consequently, all of the forward-looking statements made in this Form 10-Q/A are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

NUTEX HEALTH INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share and per share amounts)	March 31, 2025	December 31, 2024
Assets	(As Restated)
Current assets:
Cash and cash equivalents	$84,729	$40,640
Restricted short-term investment	2,941	2,941
Accounts receivable	295,082	232,449
Accounts receivable - related parties	4,258	3,602
Inventories	3,118	2,850
Prepaid expenses and other current assets	11,389	9,997
Total current assets	401,517	292,479
Property and equipment, net	76,431	77,933
Operating right-of-use assets	27,466	27,872
Financing right-of-use assets	216,193	218,889
Intangible assets, net	15,205	15,530
Goodwill, net	13,919	13,919
Deferred tax assets	10,487	7,987
Other assets	698	711
Total assets	$761,916	$655,320

Liabilities and Equity
Current liabilities:
Accounts payable	$19,836	$9,614
Accounts payable - related parties	2,141	806
Lines of credit	7,126	3,554
Current portion of long-term debt	13,635	14,395
Operating lease liabilities, current portion	2,103	2,080
Financing lease liabilities, current portion	8,027	7,705
Accrued arbitration expenses	51,803	47,742
Accrued income tax expense	46,130	26,533
Accrued stock-based compensation	20,739	16,356
Accrued expenses and other current liabilities	24,639	25,440
Total current liabilities	196,179	154,225
Long-term debt, net	21,733	22,466
Operating lease liabilities, net	30,350	30,617
Financing lease liabilities, net	258,387	259,479
Total liabilities	506,649	466,787

Commitments and contingencies (Note 9)

Equity:
Common stock, $0.001 par value; 950,000,000 shares authorized; 5,950,539 and 5,511,452 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	6	6
Additional paid-in capital	512,701	489,409
Accumulated deficit	(335,759)	(356,976)
Nutex Health Inc. equity	176,948	132,439
Noncontrolling interests	78,319	56,094
Total equity	255,267	188,533
Total liabilities and equity	$761,916	$655,320
See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended March 31,
(In thousands, except share and per share amounts)	2025	2024
	(As Restated)
Revenue:
Hospital division	$203,947	$60,029
Population health management division	7,842	7,424
Total revenue	211,789	67,453

Operating costs and expenses:
Payroll	34,860	27,003
Contract services	38,655	11,319
Medical supplies	3,801	5,322
Depreciation and amortization	5,092	4,186
Other	11,043	9,466
Total operating costs and expenses	93,451	57,296

Gross profit	118,338	10,157

Corporate and other costs:
Stock-based compensation	27,642	49
General and administrative expenses	10,035	8,658
Total corporate and other costs	37,677	8,707

Operating income (loss)	80,661	1,450

Interest expense, net	6,120	4,444
Gain on warrant liability	—	(2,601)
Other (income) expense	3,325	(241)
Income (loss) before taxes	71,216	(152)

Income tax expense	20,410	390

Net income (loss)	50,806	(542)

Less: net income (loss) attributable to noncontrolling interests	29,589	(178)

Net income (loss) attributable to Nutex Health Inc.	$21,217	$(364)

Earnings (loss) per common share
Basic	$3.74	$(0.08)
Diluted	$3.33	$(0.08)
See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED and As Restated)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
(In thousands, except share data)	Shares	Amount

Balance at December 31, 2023	4,511,199	$5	$470,521	(409,073)	$17,652	$79,105
Common stock issued for Employee Stock Purchase Plan	746	—	19	—	—	19
Common stock issuance for Securities Purchase Agreement	444,444	—	1,541	—	—	1,541
Debt conversion to common stock	11,824	—	321	—	—	321
Stock-based compensation	—	—	49	—	—	49
Vesting of Restricted Stock Units	1,298	—	—	—	—	—
Reverse stock split adjustment	2,426	—	—	—	—	—
Distributions	—	—	—	—	(481)	(481)
Net loss	—	—	—	(364)	(178)	(542)
Balance at March 31, 2024	4,971,937	$5	$472,451	$(409,437)	$16,993	$80,012

Balance at December 31, 2024	5,511,452	6	489,409	(356,976)	56,094	188,533
Common stock issued for Employee Stock Purchase Plan	1,161	—	40	—	—	40
Stock-based compensation	422,091	—	23,252	—	—	23,252
Vesting of Restricted Stock Units	15,835	—	—	—	—	—
Distributions	—	—	—	—	(7,364)	(7,364)
Net income	—	—	—	21,217	29,589	50,806
Balance at March 31, 2025	5,950,539	6	512,701	(335,759)	78,319	255,267
See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2025	2024
Cash flows from operating activities:	(As Restated)
Net income (loss)	$50,806	$(542)
Adjustment to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	5,092	4,186
Gain on warrant liability	—	(2,601)
Stock-based compensation expense	27,642	49
Changes to deferred taxes	(2,500)	(95)
Debt accretion expense	253	365
Changes in operating assets and liabilities:
Accounts receivable	(62,633)	(2,909)
Accounts receivable - related party	(656)	(62)
Inventories	(268)	415
Prepaid expenses and other current assets	(1,378)	796
Operating right-of-use assets	406	273
Accounts payable	10,222	(1,681)
Accounts payable - related party	1,334	475
Operating lease liabilities	(245)	(376)
Accrued arbitration expenses	4,061	—
Accrued income tax expense	19,598	—
Accrued expenses and other current liabilities	(769)	4,758
Net cash from operating activities	50,965	3,051

Cash flows from investing activities:
Acquisitions of property and equipment	(64)	(733)
Net cash from investing activities	(64)	(733)

Cash flows from financing activities:
Proceeds from lines of credit	3,864	—
Proceeds from long-term debt	157	2,915
Repayments of lines of credit	(292)	(595)
Repayments of long-term debt	(1,810)	(4,388)
Repayments of finance leases	(1,367)	(968)
Proceeds from common stock issuance, net issuance costs	—	9,203
Members' distributions	(7,364)	(481)
Net cash from financing activities	(6,812)	5,686
Net change in cash and cash equivalents	44,089	8,004
Cash and cash equivalents - beginning of the period	40,640	22,002
Cash and cash equivalents - end of the period	$84,729	$30,006
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
As a result of the 2024 Reverse Stock Splits, the Company had 5,511,452 shares of common stock outstanding as of December 31, 2024, inclusive of whole shares issued for fractional shares, and the number of authorized shares of common stock remained at 950,000,000. The Company had 5,950,539 shares of common stock outstanding as of March 31, 2025.
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
The following table illustrates changes in loss per share and weighted average shares outstanding, as previously reported prior to, and as adjusted subsequent to, the impact of the 2024 Reverse Stock Splits retroactively adjusted for the periods presented (dollars in thousands):

	Three months ended March 31, 2024
	As Previously Reported	Impact of 2024 Reverse Stock Splits	As Revised
Loss attributable to common stockholders	$(364)	$—	$(364)
Weighted average shares used to compute basic and diluted EPS	48,492,347	(43,643,112)	4,849,235
Loss per share - basic and diluted	$(0.01)	$(0.07)	$(0.08)
The following outstanding stock options and warrants exercisable or issuable into shares of common stock were not included in the computation of diluted shares outstanding because the effect would be anti-dilutive:

	Three months ended March 31, 2024
	As Previously Reported	Impact of 2024 Reverse Stock Splits	As Revised
Common stock options	275,810	(248,220)	27,590
Common stock warrants	6,518,681	(5,866,900)	651,781
Stock options were adjusted retroactively to give effect to the 2024 Reverse Stock Splits for the three months ended March 31, 2024:

	As Previously Reported		Impact of 2024 Reverse Stock Splits		Revised
	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price	Options Outstanding	Weighted Average Exercise Price
Options outstanding at December 31, 2023	275,810	$33.58	(248,220)	$302.20	27,590	$335.78
Options exercised	—	—	—	—	—	—
Options cancelled	—	—	—	—	—	—
Options outstanding at March 31, 2024	275,810	$33.58	(248,220)	$—	27,590	$335.78

Warrants were adjusted retroactively to give effect to the 2024 Reverse Stock Splits for the three months ended March 31, 2024:

	As Previously Reported		Impact of 2024 Reverse Stock Splits		Revised
	Warrants Outstanding	Weighted Average Exercise Price	Warrants Outstanding	Weighted Average Exercise Price	Warrants Outstanding	Weighted Average Exercise Price
Warrants outstanding at December 31, 2023	1,356,237	$17.41	(1,220,701)	$140.75	135,537	$158.16
Warrants issued	4,444,444	2.25	(4,000,000)	20.25	444,444	22.50
Warrants amended	718,000	3.00	(646,200)	27.00	71,800	30.00
Warrants exercised	—	—	—	—	—	—
Warrants expired	—	—	—	—	—	—
Warrants outstanding at March 31, 2024	6,518,681	$5.16	(5,866,901)	$—	651,781	$51.56
Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements

The Audit Committee of the Board of Directors of Nutex Health, after consultation with the Chief Financial Officer, concluded that the Company's previously issued unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2025, contained in the Original Form 10-Q should be restated to reclassify non-cash stock-based compensation obligations related to under-construction and ramping hospitals as liabilities rather than equity. Further, the Company is also recording certain immaterial adjustments as described below. These adjustments are non-cash in nature, had no material effect on key metrics including revenue, liquidity, short-term and long-term debt, operating cash flow, adjusted EBITDA or number of patient visits as of and for the periods presented therein.
The Company corrected the classification of obligations totaling $20.7 million related to under construction and ramping hospitals from equity to liabilities in accordance with the classification criteria in ASC 718, Compensation - Stock Compensation, and ASC 480, Distinguishing Liabilities from Equity.
In addition, the Company identified certain immaterial adjustments to be made including related-party accounts payable balances amounting to $3.5 million that should be reclassified to equity, as the related-party accounts payable amounts were intended to be contribution amounts per certain Contribution Agreements with former owners of hospitals who transferred their interests to Nutex Health Holdco LLC effective April 1, 2022, and an adjustment to accrued income tax expense of $2.4 million.

The following table summarizes the effect of the error on the Company's condensed consolidated balance sheet as of March 31, 2025 (in thousands):

	March 31, 2025		March 31, 2025
	As Previously Reported	Adjustments	As Restated
Cash and cash equivalents	$87,670	$(2,941)	$84,729
Restricted short-term investment	—	2,941	2,941
Other current assets	313,847	—	313,847
Total current assets	401,517	—	401,517
Non-current assets	360,399	—	360,399
Total assets	$761,916	$—	$761,916
Current liabilities:
Accounts payable - related parties	5,679	(3,538)	2,141
Accrued income tax expense	43,718	2,412	46,130
Accrued stock-based compensation	—	20,739	20,739
Other current liabilities	127,169	—	127,169
Total current liabilities	176,566	19,613	196,179
Non-current liabilities	310,470	—	310,470
Total liabilities	487,036	19,613	506,649
Common stock, $0.001 par value; 950,000 shares authorized; 5,950,539 and 5,511,452 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	6	—	6
Additional paid-in capital	539,361	(26,660)	512,701
Accumulated deficit	(342,259)	6,500	(335,759)
Nutex Health Inc. equity	197,108	(20,160)	176,948
Noncontrolling interests	77,772	547	78,319
Total equity	274,880	(19,613)	255,267
Total liabilities and equity	$761,916	$—	$761,916
The following table summarizes the effect of the error on the Company's condensed consolidated income statement for the three months ended March 31, 2025 (in thousands):

	March 31, 2025		March 31, 2025
	As Previously Reported	Adjustments	As Restated
Total revenue	$211,789	$—	$211,789
Total operating costs and expenses	93,451	—	93,451
Gross profit	118,338	—	118,338
Corporate and other costs:
Stock-based compensation	36,094	(8,452)	27,642
General and administrative expenses	10,035	—	10,035
Total corporate and other costs	46,129	(8,452)	37,677

Operating income (loss)	72,209	8,452	80,661
Other expenses	9,445	—	9,445
Income before taxes	62,764	8,452	71,216
Income tax expense	18,541	1,869	20,410
Net income	44,223	6,583	50,806
Less: net income attributable to noncontrolling interest	29,589	—	29,589
Net income attributable to Nutex Health Inc.	14,634	6,583	21,217
Earnings per common share
Basic	$2.65	$1.09	$3.74
Diluted	$2.56	$0.77	$3.33
The following table summarizes the effect of the error on the Company's condensed consolidated statement of stockholders' equity as of March 31, 2025 (in thousands):

	Common Stock	Additional Paid-in Capital	Accumulated Deficit	Nutex Health Inc. equity	Noncontrolling Interests	Total Equity
Balances, March 31, 2025 (as previously reported)	$6	$539,361	$(342,259)	$197,108	$77,772	$274,880
Adjustment due to cumulative error correction	—	(26,660)	6,500	(20,160)	547	(19,613)
Balances, March 31, 2025 (as restated)	$6	$512,701	$(335,759)	$176,948	$78,319	$255,267
The following table summarizes the effect of the error on the Company's condensed consolidated statement of cash flows for the three months ended March 31, 2025 (in thousands):

	March 31, 2025		March 31, 2025
	As Previously Reported	Adjustments	As Restated
Net income	$44,223	$6,583	$50,806
Stock-based compensation expense	36,094	(8,452)	27,642
Accrued income tax expense	17,729	1,869	19,598
Other operating activities	(47,081)	—	(47,081)
Net cash from operating activities	50,965	—	50,965
Net cash from investing activities	(64)	—	(64)
Net cash from financing activities	(6,812)	—	(6,812)
Net change in cash and cash equivalents	44,089	—	44,089
Cash and cash equivalents - beginning of the period	43,581	(2,941)	40,640
Cash and cash equivalents - end of the period	$87,670	$(2,941)	$84,729

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
Use of estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include (i) estimates of net revenue and accounts receivable, (ii) fair value of acquired assets and liabilities in business combinations, (iii) impairment of long-lived assets and goodwill (iv) estimate of valuation allowance against deferred taxes, (v) fair value of non-employee stock-based compensation and (vi) Black-Scholes option model to compute fair value of warrant liability. Actual results could differ from those estimates. During the year ended December 31, 2024, we effected a change in estimate for estimates of net revenue and accounts receivable.

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
Recent accounting pronouncements – issued, not yet adopted
In December 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The update is effective for annual periods beginning after December 15, 2024. We will adopt ASU 2023-09 in our Annual Report on Form 10-K for the year ending December 31, 2025. Adoption will impact disclosures only and will not affect our consolidated financial statements. We expect to apply the guidance prospectively and will add the required annual disclosures beginning with our 2025 year-end financial statements.
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
Note 3 – Revenue
We disaggregate revenue from contracts with customers into types of services or products, consistent with our reportable segments, as follows (in thousands):

	Three months ended March 31,
	2025	2024
Hospital division revenue	$203,947	$60,029
Population health management division revenue	7,842	7,424
Total revenue	$211,789	$67,453
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

Note 4 - Property and Equipment, net
The principal categories of property and equipment, net are summarized as follows (in thousands):

	Useful Life (years)	March 31,	December 31,
		2025	2024
Buildings and improvements	39	$19,650	$19,650
Land	—	4,410	4,410
Leasehold improvements	10-39	28,173	28,126
Construction in progress	—	1,680	1,892
Medical equipment	10	35,495	35,395
Office furniture and equipment	7	3,985	3,985
Computer hardware and software	5	7,779	7,579
Vehicles	5	95	95
Signage	10	2,086	2,072
Total cost		103,353	103,204
Less: accumulated depreciation		(26,922)	(25,271)
Total property and equipment, net		$76,431	$77,933
We consolidate two Real Estate Entities in the Company. Refer to Note 17 – Variable Interest Entities.
Depreciation and amortization of property and equipment for the three months ended March 31, 2025 and 2024 totaled $1.7 million and $1.6 million, respectively.
Note 5 – Intangible Assets and Goodwill
Intangible Assets. The following tables provide detail of the Company’s intangible assets (in thousands):

As of March 31, 2025	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Member relationships	15	$18,491	$3,557	$14,934
Trademarks	7	474	203	271
Total		$18,965	$3,760	$15,205

As of December 31, 2024
Amortizing intangible assets:
Member relationships	15	$18,491	$3,248	$15,243
Trademarks	7	474	187	287
Total		$18,965	$3,435	$15,530
Member relationships and trademarks are associated with existing entities in the population health management division.
Amortization of intangible assets for the three months ended March 31, 2025 and 2024 totaled $0.3 million and $0.4 million, respectively.

Goodwill. The carrying amount of goodwill by operating segment is as follows (in thousands):

	Hospital Division	Population Health Management Division	Total
Balance as of March 31, 2025
Goodwill	1,139	415,251	416,390
Accumulated impairment losses	(1,139)	(401,332)	(402,471)
	$—	$13,919	$13,919
Note 6 – Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2025	2024

Accrued wages and benefits	$13,256	$14,123
Accrued supplier expenses	3,047	4,205
Accrued medical claims	3,788	3,564
Accrued other taxes	1,589	1,130
Accrued other	2,959	2,418
Total accrued expenses and other current liabilities	$24,639	$25,440
Note 7 – Debt
The Company’s outstanding debt is shown in the following table (dollars in thousands):

	Maturity Dates	Interest Rates	March 31,	December 31,
			2025	2024

Term loans secured by all assets	04/2025 - 10/2029	4.00 - 15.50%	$8,937	$9,665
Term loans secured by property and equipment	5/2025 - 01/2030	3.41 - 7.82%	8,645	9,028
Term loan secured by deposits	04/2025	7.36%	1,630	1,989
Line of credit secured by all assets	05/2025 - 01/2026	6.00 - 9.50%	7,126	3,521
Term loans of consolidated Real Estate Entities	05/2028 - 03/2037	3.50 - 3.59%	11,501	11,811
Unsecured convertible term notes	10/2025	8.00 - 10.00%	5,385	5,385
Total			43,224	41,399
Less: unamortized issuance costs and discount			730	984
Less: short-term lines of credit			7,126	3,554
Less: current portion of long-term debt			13,635	14,395
Total long-term debt			$21,733	$22,466
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
Note 10 – Stock-based Compensation (Restated)
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
Total stock-based compensation expense for the three months ended March 31, 2025 and 2024 was $27.6 million and less than $0.1 million, respectively. Stock-based compensation expense includes amounts recognized for awards granted to employees for services rendered and non-employee arrangements, specifically the obligations for under-construction and ramping hospitals.
For the three months ended March 31, 2025, approximately 99% of total stock-based compensation expense of $27.6 million is due to the obligations for under-construction and ramping hospitals, noted below.
Obligations for under-construction and ramping hospitals. Under the terms of the Contribution Agreements, Nutex Owners of the Ramping and Under Construction Hospitals (as determined on April 1, 2022), including Dr. Vo, our Chairman and CEO, are eligible to receive a one-time additional issuance of Company common stock.
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
With respect to the Under Construction Hospitals, the aggregate number of shares of Clinigence common stock issued in the Merger to such Nutex Owners was equal to the aggregate capital contribution amounts received from the contributing Nutex Owners of the Under Construction Hospitals divided by (b) $2.80 ($420.00 per share after the 2024 Reverse Stock Splits). In addition, Nutex Health assumed all the debt of such Under Construction Hospitals outstanding at the closing of the Merger.
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
Of the 17 Under Construction Hospitals,
•Four hospitals with Measurement Periods ended on or before March 31, 2025.
•Six hospitals with Measurement Periods that end after March 31, 2025.
•Three hospitals with no defined Measurement Periods as these hospitals have not opened as of March 31, 2025.
•Four hospitals with no Measurement Period as these hospitals' development plans have been abandoned.
In the tables below, we show the number of shares issuable, the number of shares issued to date, and compensation expense recognized with respect to four hospitals with Measurement Periods that ended prior to the end of March 31, 2025. We show the estimated number of shares issuable to six hospitals with Measurement Periods that end after March 31, 2025 and are operating, but showing a pro forma calculation as if the respective Measurement Periods had ended on March 31, 2025. Since we cannot predict the future operating results of a particular hospital or the Nutex Health trading price at the end of such particular Measurement Period, the actual number of shares issuable to the Nutex Owners of such Hospital cannot be determined.
Measurement Periods ending on or prior to March 31, 2025 (dollars in thousands):

Number of Hospitals	End of Measurement Period	Number of Shares Issuable	Number of Shares Issued to Date	Inception-to-date Compensation Expense	Year-to-date 2025 Compensation Expense
1	February 28, 2023	—	—	$—	$—
2	February 29, 2024	27,035	27,035	458	—
1	February 28, 2025	422,091	422,091	23,173	15,942
4		449,126	449,126	$23,631	$15,942
Measurement Periods ending after March 31, 2025 (dollars in thousands):

Number of Hospitals	End of Measurement Period	Estimated Number of Shares Issuable	Estimated Compensation Expense	Inception-to-date Compensation Expense	Year-to-date 2025 Compensation Expense
2	June 30, 2025	434,300	$15,227	$14,059	$7,978
1	August 31, 2025	216,500	7,615	6,680	3,636
1	March 31, 2026	—	—	—	—
1	November 30, 2026	—	—	—	—
1	December 31, 2026	—	—	—	—
6		650,800	$22,842	$20,739	$11,614
The Company measures these obligations as liability-classified stock-based compensation at fair value (level 3) on each reporting date until settlement, with changes in fair value recognized in the consolidated statement of operations. The fair value of these awards is determined using Monte Carlo simulation, which incorporates inputs such as expected term, volatility, risk-free interest rate, dividend yield and the probability of achieving performance condition. At March 31, 2025, the aggregate liability recorded for these obligations was $20.7 million as compared to $16.4 million at December 31, 2024. The change in fair value recognized in the consolidated statement of operations for the three months ended March 31, 2025 was $27.6 million.

Options. The following table summarizes stock-based awards activity:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Options outstanding at December 31, 2023	27,590	$335.78	6.94
Options exercised	—	—
Options cancelled	—	—
Options outstanding at March 31, 2024	27,590	$335.78	6.69

Options outstanding at December 31, 2024	21,965	$331.34	5.45
Options exercised	—	—
Options cancelled	(2,200)	330.72
Options outstanding at March 31, 2025	19,765	$331.40	5.72

Options outstanding as of March 31, 2025 consisted of:

Expiration Date	Number Outstanding	Number Exercisable	Exercise Price

January 27, 2027	300	300	225.00
May 11, 2027	1,201	1,201	225.00
June 9, 2027	167	167	376.50
January 28, 2028	300	300	241.50
August 4, 2029	68	68	834.00
January 27, 2030	1,115	1,115	225.00
January 28, 2031	6,667	6,667	241.50
September 9, 2031	9,446	9,446	412.50
December 17, 2031	501	501	525.00
Total	19,765	19,765
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
Common Stock Warrants. Warrant activity is as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)

Warrants outstanding at December 31, 2023	135,537	$158.16	4.42
Warrants issued	444,445	22.50
Warrants exercised	71,801	30.00
Warrants expired	—	—
Warrants outstanding at March 31, 2024	651,783	$51.56	4.78

Warrants outstanding at December 31, 2024	207,338	$113.78	3.68
Warrants issued	—	—
Warrants exercised	—	—
Warrants expired	(3,701)	1,000.50
Warrants outstanding at March 31, 2025	203,637	$97.68	3.76
Warrants outstanding as of March 31, 2025 consisted of:

Expiration Date	Number Outstanding	Number Exercisable	Exercise Price

October 31, 2025	108	108	187.50
October 31, 2025	10,444	10,444	232.50
February 26, 2026	1,922	1,922	600.00
July 31, 2026	16,888	16,888	232.50
May 31, 2027	30,674	30,674	262.50
September 30, 2029	16,501	16,501	30.00
October 31, 2029	57,250	57,250	30.00
November 30, 2029	5,167	5,167	30.00
December 31, 2029	64,683	64,683	30.00
Total	203,637	203,637
Note 12 – Income Taxes
Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items is recognized in the period these occur.

Our effective tax rate was 28.7% and (256.6)% for the three months ended March 31, 2025 and 2024, respectively. The primary difference from the federal statutory rate of 21% is related to state taxes, income of noncontrolling interests in flow-through entities and permanent differences for non-deductible expenses.
Note 13 – Earnings (Loss) per Share (Restated)
The following is the computation of earnings (loss) per basic and diluted share (dollars in thousands):

	Three Months Ended March 31,
	2025	2024
	(As Restated)
Basic earnings (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$21,217	$(364)
Denominator:
Weighted average shares used to compute basic EPS	5,667,076	4,849,235
Basic earnings (loss) per share:	$3.74	$(0.08)

Diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$21,217	$(364)
Dilutive net income attributable to common stockholders	21,472
Denominator:
Weighted average shares used to compute basic EPS	5,667,076	4,849,235
Dilutive effect of convertible note	179,500	—
Dilutive effect of common stock warrants	55,303	—
Dilutive effect of unvested restricted stock	101,534	—
Dilutive effect of contingently issuable shares	448,001	—
Weighted average shares used to compute diluted EPS	6,451,414	4,849,235
Diluted earnings (loss) per share:	$3.33	$(0.08)
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

Note 14 - Supplemental Cash Flows Information
The below supplemental cash flows information is presented in thousands:

	Three Months Ended March 31,
	2025	2024
Cash paid for interest on long-term debt	$608	$548
Cash paid for interest on finance leases	5,005	4,038
Cash paid for operating leases	932	582
Cash paid for income taxes	3,300	—
Non-cash investing and financing activities:
Financed capital expenditures	92	—
Acquisition of finance leases	597	—
Warrant liability related to common stock issuance	—	7,662
Common stock issued for Employee Stock Purchase Plan	40	19
Convertible debt converted to common stock	—	321
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
Reportable segment information, including intercompany transactions, is presented below (in thousands):

	March 31,	December 31,
	2025	2024
Assets:
Hospital division	$715,447	$607,591
Population health management division	27,271	28,338
Real estate division	19,198	19,391
Total Assets	$761,916	$655,320

	Three Months Ended March 31,
	2025	2024
	(As Restated)
Revenue from external customers:
Hospital division	$203,947	$60,029
Population health management division	7,842	7,424
Total revenue	$211,789	$67,453

Segment expenses:
Hospital division
Payroll	$34,579	$25,875
Contract services	31,760	5,574
Medical supplies	3,801	5,322
Other hospital division expenses	11,269	8,052
Hospital division expenses	81,409	44,823
Population health management division expenses	6,950	8,288
Total segment expenses	$88,359	$53,111

Depreciation and amortization:
Hospital division	$4,643	$3,764
Population health management division	340	421
Real estate division	109	1
Total depreciation and amortization	$5,092	$4,186

Segment gross profit (loss):
Hospital division	$117,895	$10,471
Population health management division	552	(314)
Real estate division	(109)	—
Total segment gross profit	$118,338	$10,157

Consolidated operating income:
Total segment gross profit	$118,338	$10,157
Corporate and other costs	(37,677)	(8,707)
Consolidated operating income	$80,661	$1,450

Segment income:
Hospital division
Hospital division gross profit	$117,895	$10,471
Interest expense, net	5,575	4,402
Other expense (income)	3,354	(229)
Hospital division income before income taxes	$108,966	$6,298
Population health management division income (loss) before income taxes	554	(330)
Real estate division loss before income taxes	(109)	(527)
Non-segment loss before income taxes	(38,195)	(5,593)
Income (loss) before income taxes	$71,216	$(152)

Capital expenditures:
Hospital division	$64	$733
Total capital expenditures	$64	$733

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
The Physician LLCs had outstanding obligations to their member owners, who are also Company stockholders, totaling $0.7 million at March 31, 2025 and $0.8 million at December 31, 2024 reported within accounts payable – related party in our unaudited condensed consolidated balance sheets.
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
•We consolidate Real Estate Entities as VIEs when they do not have sufficient equity at risk and our hospital entities are guarantors or co-borrowers under their outstanding mortgage loans. Two of the three consolidated Real Estate Entities have mortgage loans payable to third parties which are collateralized by the land and buildings, and continue to be consolidated in our financial statements as of March 31, 2025. We have no direct ownership interest in these entities, but they are owned and, in some instances, controlled by related parties including our CEO.
•Accounts receivable – related party included $4.3 million at both March 31, 2025 and December 31, 2024 due from noncontrolling interest owners of consolidated hospital facilities.
•Accounts payable – related party in our unaudited condensed consolidated balance sheets included $0.3 million at March 31, 2025 and zero at December 31, 2024 for reimbursement of expenses incurred on our behalf.
In addition, we have outstanding obligations of contributions for facilities currently under construction totaling $1.9 million and $1.6 million at March 31, 2025 and December 31, 2024, respectively, reported within accounts payable-related party in our unaudited condensed consolidated balance sheets.
•We provided managerial services to emergency centers owned and, in some instances, controlled by related parties including an entity controlled by our CEO. In the three months ended March 31, 2025 and 2024, we did not recognize any revenue for these services.

Note 17 – Variable Interest Entities
The following tables provide the balance sheet amounts for consolidated VIEs (in thousands):

	March 31, 2025
	Real Estate Entities	Physician LLCs	IPAs

Current assets	$38	$34,785	$9,294
Property and equipment, net	19,168	4	112
Long-term assets	—	—	—

Total assets	$19,206	$34,789	$9,406

Current liabilities	—	10,466	9,406
Long-term liabilities	11,460	—	—

Total liabilities	11,460	10,466	9,406

Equity	7,746	24,323	—

Total liabilities and equity	$19,206	$34,789	$9,406

	December 31, 2024
	Real Estate Entities	Physician LLCs	IPAs

Current assets	$122	$23,041	$10,109
Property and equipment, net	19,276	4	116
Long-term assets	—	—	—

Total assets	$19,398	$23,045	$10,225

Current liabilities	—	—	10,225
Long-term liabilities	11,768	—	—

Total liabilities	11,768	—	10,225

Equity	7,630	23,045	—

Total liabilities and equity	$19,398	$23,045	$10,225
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
Note 18 - Subsequent Events
The Company has evaluated subsequent events occurring after March 31, 2025 through the date the restated financial statements were issued. Management identified the following events that warrant disclosure:
Non-recognized subsequent events
•On April 8, 2025, certain note holders of unsecured convertible term notes converted $0.4 million of principal to 13,333 shares of the Company's common stock, valued at $30.00 per share.
•On April 30, 2025, the Company's term loan secured by deposits, which had an outstanding balance of approximately $1.6 million as of March 31, 2025, matured in accordance with its terms. The related $1.6 million deposit securing the loan was released and returned to the Company on May 2, 2025.
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
* * * * *

Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements and the notes thereto included in Part I, Item 1, “Financial Statements” of this Quarterly Report on Form 10-Q/A.
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
Arbitration process.
Federal Rules Applicable to Out-of-Network Billing
Congress enacted the No Surprises Act (“NSA”) effective January 1, 2022 to protect patients from surprise medical bills incurred when they receive emergency medical services from out-of-network healthcare providers. The NSA achieves this by relieving patients from financial liability for surprise bills and creating an Independent Dispute Resolution (“IDR”) process for billing disputes between providers and insurers. The patient is not involved in this process, and payment is issued directly to the provider. The IDR process safeguards providers by promoting fair reimbursement from payors, helping ensure their continued ability to deliver care.

•Independent Dispute Resolution. Under the IDR provisions, Nutex Health and the insurer first must try to agree on a price for the services. If negotiations fail, either party has four days to initiate IDR proceedings. If the parties pursue IDR, either the parties or the Department of Health and Human Services (“HHS”) selects a certified independent dispute resolution entity (“CIDRE”) to determine the final payment amount.

•Certified Independent Dispute Resolution Entity. The CIDRE has the sole discretion to determine both the eligibility of claims submitted for the IDR process and the amount the payor owes the provider.
•The CIDRE makes a threshold determination of IDR eligibility and sets the payment amount by choosing between the offers of each party; the provider and insurer each submit a final offer, and the CIDRE selects one party’s offer as the award after reviewing and evaluating all statutorily required information submitted by both parties.

•In deciding which offer to award, the CIDRE must consider several factors outlined in the law, only one of which is the insurer’s qualifying payment amount (“QPA”), defined as the “median of the contracted rates recognized by the plan or issuer . . . for the same or a similar item or service” offered in the same insurance market and geographic area. Among the other factors to be considered are the complexity or acuity of the case, the doctor’s expertise, and the scope of services provided in the facility. See also below “Legal Challenges to HHS Final Rule – Federal Court removes restrictions imposed on arbitrators in 2022 HHS final Rules (TMA II).”

•Arbitration Awards Are Binding. In the absence of a fraudulent claim or evidence of a misrepresentation of facts to the CIDRE, the IDR award is binding upon the parties involved and payment of the award must be made not later than 30 days after the date on which the payment determination is made.

•Patients are not involved in open negotiations or the IDR process, and payors must issue any IDR award payments directly to the provider.

•The NSA empowers HHS to assess penalties against insurers for failure to comply with the NSA, including timely payment of CIDRE awards. However, as illustrated by the pending legislation discussed below, significant enforcement gaps remain in the current law.

•Reopening of Disputes Closed Prior to June 6, 2025 Only For CIDRE Clerical, Jurisdictional or Procedural Errors. On June 6, 2025 the HHS published a Technical Assistance allowing the reopening of arbitration cases closed prior to June 6, 2025 solely for clerical, jurisdictional or procedural errors by the CIDRE. Errors by the parties or substantive disputes among the parties, in particular, with respect to the qualifying payment amount and related statutorily prescribed factors, will not result in a reopening. In addition, the HHS has increased the number of CIDREs from 13 to 15 and revised the federal submission portal to streamline the arbitration process and enhance the quality of data submitted.

•Legal challenges to HHS Final Rule. The final rule has been the subject of multiple legal challenges. Beginning in September 2022, the Texas Medical Association (“TMA”) filed several actions in federal court in Texas, seeking, among other things, to invalidate the IDR related provisions of the final rule.

•Federal Court vacates 2021 HHS interim final rules to ensure fair and accurate rates (TMA III)

On November 30, 2022, the TMA filed a lawsuit challenging the methodology of the federal regulator’s calculation of the QPA. The interim final rules allowed consideration of all negotiated rates, including those provided in contracts with providers who do not actually provide the particular service (ghost rates). On August 24, 2023, the federal district court vacated several aspects of the regulations mandating the methodology for the QPA calculation. On October 30, 2024, the United States Court of Appeals for the Fifth Circuit (“Fifth Circuit”) reversed the district court’s vacatur of the QPA calculation methodology. However, on December 17, 2024, the Fifth Circuit ordered that the mandate be withheld and on May 30, 2025 vacated the previous opinion and ordered an en banc oral argument scheduled for September 24, 2025.

•Federal Court removes restrictions imposed on arbitrators in 2022 HHS final rules (TMA II).

On August 2, 2024, the Fifth Circuit upheld a ruling by district court disallowing provisions of the federal rules established under the NSA which would have required arbitrators (i) to prioritize the insurer established QPA over any of the other factors listed below and (ii) to justify in writing the arbiter’s reliance on any factors beyond the QPA.

•The Fifth Circuit held that the NSA requires that the arbitrator must consider several factors of equal weight in determining the out-of-network rate. These factors include:

•The qualifying payment amount, which Congress intended as the median rate the insurer would have paid for comparable services in the same geographic area if provided by an in-network provider or facility (as properly calculated excluding “ghost rates); and

•Five additional factors:

•The doctor’s level of training;
•the market share of the doctor or insurer in the geographic region;
•the acuity of the patient or the complexity of the case;
•the scope of services of the facility; and
•the good faith efforts (or lack of good faith efforts) made by the out-of-network provider or the plan to enter into network agreements and, if applicable, contracted rates between the parties during the previous four years.

Accordingly, in their payment determination, the CIDRE must consider all factors listed above, including, but not prioritizing, the QPA.

Our Claims Process

The claims process for out-of-network claims is highly complex due mainly to the bifurcated nature of many states which have their own surprise billing rules for fully insured claims (and for certain types of providers) and the differing rules governing the determination whether individual claims may be bundled or “batched” when submitting to the CIDRE. As a result, eligibility determinations are highly complex and time consuming. Nutex undertakes extensive, labor and cost-intensive efforts to comply with all applicable laws and regulations in each of the jurisdictions in which it operates, including the eligibility rules in effect at the time a claim is being submitted to federal arbitration.

Our claims for out-of-network services are subject to the following federally mandated process once we submit a payment request to the applicable insurance company:

•Initial Payment or Denial. Under the NSA, insurers must issue either an initial payment or a notice of denial to a provider within 30 days after receiving a bill for an out-of-network service.

•Negotiation Period. If the provider disagrees with the insurer’s determination, the provider may initiate a 30-business-day open negotiation period with the insurer regarding the claim.

•IDR Process. If the dispute is not resolved through negotiation, either party may proceed to the IDR process within four business days.

•Payment Timeline. The IDR process is intended to take no more than 30 days, but in practice can take between three to five months before we receive IDR approved and adjusted payments, including the 30 days deadline for the payor to submit payments after the award has been made.

•Late Payment or Non-Payment. Currently, the HHS has the authority to impose financial penalties on payors for late payment or non-payment upon application of the provider. If the No Surprises Enforcement Act is passed and signed into law, payors would face automatic financial penalties for late or non- payment. See “Future Expectations” below.

On July 1, 2024, we engaged HaloMD, a third-party expert, to work with us in challenging underpaid out-of-network claims. HaloMD specializes in independent dispute resolution through the NSA and state regulations for out-of-network healthcare providers. Nutex Health determines which claims to submit to arbitration. Given the complexity of the federal arbitration process and its interaction with state surprise billing laws, it is crucial for providers like Nutex Health to seek tech-enabled expert assistance in the highly complex submission process. This third-party expertise, such as that provided by HaloMD, is essential for navigating the complexity of submission of claims in bifurcated states where either state or federal law may apply, depending on the insurance coverage and services provided.

“Bifurcated” states are states in which some out-of-network services are subject to the federal IDR process and others are subject to a specified state law or all-payer model agreement. The out-of-network services subject to either federal or state jurisdiction differ from state to state, rendering the medical billing process highly complex. HaloMD assists Nutex throughout our arbitration process in the bifurcated states of Texas, Florida, New Mexico, and the non-bifurctaed states of Arizona, Arkansas, Idaho, Indiana, Kansas, Louisiana, Oklahoma, and Wisconsin, when we conclude that the payor has not properly paid or underpaid a claim for services as required under the NSA. In that regard, HaloMD works closely with us in navigating the following key areas:

•Documentation Submission. Based on the information and data we provide to HaloMD, using a proprietary data driven process, Halo MD submits the required documentation to the CIDRE through the federal portal.

•Portal Upgrade. On July 1, 2025, the federal portal was upgraded to streamline the arbitration process and enhance the quality of data submitted.

•Award Reopening. Upon application of the parties, CMS may reopen awards made prior to June 6, 2025, based solely on clerical, jurisdictional or procedural errors by the independent federal arbitration entity.

•Limitations on Challenges. Awards may not be challenged by the parties based on substantive disagreements.

•Eligibility Determination. It is the CIDRE who determines the eligibility of the claims submitted to arbitration based on the information provided through the federal portal and all payors have the right to object to whether the claim is eligible for IDR review or subject to a similar state law dispute resolution process based upon the type of insured member.

•Jurisdictional Eligibility. Jurisdictional eligibility depends on whether a state is “bifurcated”, which means that state laws regarding surprise billing only partially align with federal law.

•State Laws. Certain states have their own surprise billing laws, which must meet specified requirements to take precedence over the federal process but may not cover all claims. In our case, Texas, Florida, and New Mexico are bifurcated states where state law takes precedence for most out-of-network claims.

•Claim Submission. Providers must attest to the best of their knowledge whether a claim falls under state or federal jurisdiction based on the type of insurance plan and the services involved. The CIDRE then determines whether the dispute is eligible to proceed under the federal IDR process. Where applicable, state law procedures and requirements govern the equivalent arbitration process under state law.

•Federal Arbitration Process. Under the federal arbitration process, both the insurer and the provider submit offers indicating the amounts they are willing to pay or receive, respectively. Based on the information submitted through the federal portal, the CIDRE selects either the insurer’s or the provider’s offer to determine the payment.

•Offer Determination. Halo MD, using proprietary data analysis and benchmarking, determines the appropriate offer amount on our behalf.

•Independent Review. The IDR process allows an independent review of a provider’s services and payment requests. Without federal arbitration, the insurer is the sole arbiter of the amount payable for out-of-network services.

•For the first time, independent federal arbitration offers providers a venue to submit claims to an independent arbiter, which we believe has resulted in payments that more accurately reflect fair and reasonable value of the services provided.

•In this fully transparent process, both the payor and the provider submit offers indicating the amounts they are willing to pay or receive, respectively.

•Based on the information submitted through the federal portal by HaloMD, the CIDRE selects either the insurer’s or the provider’s offer to determine the payment.

•IDR Industry Trends. According to arbitration data published by the Center for Medicare and Medicaid Services (CMS), CIDREs are making significant progress in improving the overall Federal IDR process:

•During the final two quarters of 2024, providers initiated 1.5 million billing disputes which represents more than 70 times the predicted annual caseload.

•Of those, 85 percent were decided in favor of the provider (the higher offer), resulting in a median winning offer of over four times the median in-network rate of each insurer.

•In its bi-monthly report as of May 31, 2025, CMS reports that between April 15, 2022 and May 31, 2025, the number of disputes closed was 2,831,804, of which 539,664 were found ineligible and 2,152,045 resulted in a payment determination.

•The Federal IDR program dispute closure volume continues to rise month over month. CIDREs closed 264,805 disputes in May 2025, 8% more than April 2025 (244,705) and 26% more than were initiated in May (209,637).

•Future Expectations. We expect the federal arbitration process for out-of-network services will continue to evolve and become more efficient and less complex. On July 23, 2025, the No Surprises Enforcement Act was introduced both in the House and in the Senate and referred to committee, primarily to mandate financial penalties for late payment or non-payment of IDR awards. We cannot predict whether this legislation will be approved and signed into law. Future federal court decisions and regulatory changes may adversely affect our ability to collect the revenue for our services that we believe is fair and reasonable.

Geographic Reach
The following is a map indicating the geographic location of our existing and upcoming hospital locations, and specifies which state is a bifurcated jurisdiction for federal arbitration purposes.

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

Restatement of Previously Issued Unaudited Condensed Consolidated Financial Statements
We concluded that our previously issued interim financial statements for the three months ended March 31, 2025 should have been restated to (i) reclassify non-cash obligations related to under-construction and ramping hospitals as liabilities rather than equity, and (ii) reclassify certain related-party accounts payable balances from liabilities to equity. The discussion of financial results presented herein is reflective of the restatement adjustments.
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

Following are the results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2025	2024
	(As restated)
Revenue:
Hospital division	$203,947	$60,029
Population health management division	7,842	7,424
Total revenue	211,789	67,453
Segment gross profit:
Hospital division	117,895	10,471
Population health management division	552	(314)
Real estate division	(109)	—
Total segment gross profit	118,338	10,157
Corporate and other costs:
Stock-based compensation	27,642	49
General and administrative expenses	10,035	8,658
Total corporate and other costs	37,677	8,707
Interest expense	6,120	4,444
Gain on warrant liability	—	(2,601)
Other (income) expense	3,325	(241)
Income (loss) before taxes	71,216	(152)
Income tax expense	20,410	390
Net income (loss)	50,806	(542)
Less: net income (loss) attributable to noncontrolling interests	29,589	(178)
Net income (loss) attributable to Nutex Health Inc.	$21,217	$(364)

Adjusted EBITDA(1)	$72,821	$(412)
(1)See reconciliation of net loss attributable to Nutex Health Inc. to Adjusted EBITDA under Non-GAAP Financial Measures.
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024
Net income attributable to Nutex Health Inc. increased to $21.2 million, or income of $3.33 per diluted share, for the three months ended March 31, 2025 from a net loss attributable to Nutex Health Inc. of $0.4 million, or a loss of $0.08 per share, for the same period 2024. Our 2025 results were principally affected by higher revenue and cost due to:
•Higher patient visits, which increased by 20.5% during the three months ended March 31, 2025 as compared with the same period of 2024. Same-store mature hospitals visits increased an average of 5.3% versus prior year as well as the opening of four new hospitals in 2024;
•Increased revenue per visit due to success in efforts to obtain higher rates through the Independent Dispute Resolution (“IDR”) process and increased utilization of higher paid services such as increased observation and in-patient stays.
•Higher stock-based compensation to under construction and ramping hospitals of $27.6 million for the three months ended March 31, 2025, an increase of $27.6 million compared to the same period last year.
•Higher income tax expense of $20.4 million for the three months ended March 31, 2025 compared to $0.4 million for the three months ended March 31, 2024, an increase of $20.0 million.
•Higher interest expense of $6.1 million for the three months ended March 31, 2025, an increase of $1.7 million compared to the same period in 2024.
•No gain or loss on warrant liability for the three months ended March 31, 2025 as compared to a $2.6 million gain for the same period in 2024.

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
Hospital Division. Our revenue for the three months ended March 31, 2025 totaled $203.9 million as compared to $60.0 million for the same period in 2024, an increase of $143.9 million or 239.7%. This increase was attributed to an increase in revenue per visit due to success in efforts to obtain higher rates through the IDR process, an increase in visits and increased utilization of higher paid services such as increased observation and in-patient stays. Of this revenue increase, 186.5% is related to mature hospitals, which are hospitals that were opened by December 31, 2021.
The following table shows the number of patient visits during the periods:

	Three Months Ended March 31,
	2025	2024
Patient visits:
Hospital	48,269	40,068
Total patient visits increased 20.5% during the three months ended March 31, 2025 as compared with the same period in 2024 including the opening of four facilities throughout 2024 which are fully operating in 2025. Of the total patient visit increase, 5.3% related to mature hospitals, which are hospitals opened by December 31, 2021.
The hospital division’s gross profit was $117.9 million during the three months ended March 31, 2025, compared with $10.5 million in the same period in 2024, an increase of 1025.9%. Our revenue and operating income for the first quarter of 2025 was positively affected by an increase in revenue per visit due to success in efforts to obtain higher rates through the IDR process, an increase in visits and increased utilization of higher paid services such as increased observation and in-patient stays.
Population Health Management Division. Our total revenue for the three months ended March 31, 2025 was $7.8 million as compared with $7.4 million for the same period in 2024.
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
Corporate and other costs. Corporate and other costs in the three months ended March 31, 2025 totaled $37.7 million as compared to $8.7 million for the same period in 2024, an increase of 332.7%. General and administrative costs include our executive management, accounting, human resources, corporate technology, insurance and professional fees. The increase in corporate and other costs is primarily due to an increase in stock-based compensation of $27.6 million related to obligations for under-construction and ramping hospitals, and an increase in general and administrative expenses of $1.4 million.
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
Liquidity and Capital Resources
As of March 31, 2025, we had $84.7 million of cash and equivalents, compared to $40.6 million of cash and equivalents as of December 31, 2024.
Significant sources and uses of cash during the first three months of 2025.
Sources of cash:
•Cash from operating activities was $51.0 million, primarily driven by significantly higher net income largely attributable to favorable developments in the arbitration process, which contributed to higher revenue.
•Proceeds from lines of credit of $3.9 million
Uses of cash:
•Repayments of lines of credit and notes payable $2.1 million
•Distributions, net of contributions, to noncontrolling interests totaled $7.4 million; and
•Repayments of finance leases totaled $1.4 million
Future sources and uses of cash. Our operating activities are financed with cash on hand which is generated from revenues. Most of our hospital facilities are leased from various lessors including related parties. These leases are presented in our unaudited condensed consolidated balance sheets unless the lease is from a consolidated Real Estate Entity. Our growth plans include the development of new hospital locations. We expect that in many of these locations we will lease facilities from newly established entities partially owned by related parties.
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
As of March 31, 2025, the Company was not subject to any financial covenants under its outstanding debt arrangements and had an aggregate remaining availability of $4.9 million under outstanding lines of credit.

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
Beginning in the first quarter of 2025, we have updated our presentation of Adjusted EBITDA to separately disclose finance lease payments related to leases under ASC 842. We believe this change provides greater transparency into our operating performance.
Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies. Adjusted EBITDA follows (in thousands):

	Three Months Ended March 31,
	2025		2024
Reconciliation of net income (loss) attributable to Nutex Health Inc. to Adjusted EBITDA:	(As restated, updated)	(As restated, prior)	(Updated)	(Prior)
Net income (loss) attributable to Nutex Health Inc.	$21,217	$21,217	$(364)	$(364)
Depreciation and amortization	5,092	5,092	4,186	4,186
Interest expense, net	6,120	6,120	4,444	4,444
Income tax expense	20,410	20,410	390	390
Allocation to noncontrolling interests	(1,297)	(1,297)	(1,544)	(1,544)
EBITDA	51,542	51,542	7,112	7,112
Gain on warrant liability	—	—	(2,601)	(2,601)
Finance lease payments(1)	(6,363)	—	(4,972)	—
Stock-based compensation	27,642	27,642	49	49
Adjusted EBITDA	$72,821	$79,184	$(412)	$4,560
(1)Finance lease payments consist of cash payments for financing leases under ASC 842, which should be deducted from EBITDA. We believe this change is useful to investors to evaluate the ongoing operating performance of our business.
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

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures (Restated). We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of March 31, 2025. Based on this evaluation, the Company concluded that our disclosure controls and procedures were not effective as of March 31, 2025 due to the material weaknesses as described below.
Previously Reported Material Weaknesses. We previously identified material weaknesses in our internal control over financial reporting in our Form 10-K/A for the year ended December 31, 2024, based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Based on our assessment, the following material weaknesses were identified:
•The Company had ineffective design, implementation and operation controls over logical access, program change management and vendor management controls:
1)appropriate restrictions that would adequately prevent users from gaining inappropriate access to the financially relevant systems.
2)IT program and data changes affecting the Company’s financial IT applications and underlying accounting records, are identified, tested, authorized and implemented appropriately to validate that data produced by its relevant IT systems were complete and accurate. Automated process-level and manual controls that are dependent upon the information derived from such financially relevant systems were also determined to be ineffective as a result of such deficiency.
3)key third party service provider SOC reports were obtained and reviewed.
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
•The Company had ineffective design, implementation and operation of controls to timely and accurately analyze and account for complex and non-routine accounting matters.
Management has concluded that, based on applying the COSO criteria, as of December 31, 2024, the Company’s internal control over financial reporting was not effective to provide reasonable assurance of the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Remediation Plans. These material weaknesses did not result in a material misstatement of the Company’s consolidated financial statements for the periods presented. In 2024, the Company began designing and implementing internal control measures to remediate the reported material weaknesses, and these efforts continued in 2025. The Company’s efforts included the following:
•Hiring qualified accounting and internal control professionals with the appropriate experience and training to design, implement, execute and monitor our system of internal controls. During the first quarter of 2025, we hired a new Director of Internal Audit and added new positions across our finance, accounting and internal audit functions to support remediation efforts and organizational growth.
•Continuing to engage an accounting firm to assist in the proper design, implementation and testing of internal controls over financial reporting.

•Leveraging existing functions more effectively in our enterprise resource planning system to continue to reduce reliance on manual processes and spreadsheets supporting the financial statements.
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
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 18, 2025.

Nutex Health Inc.

By:	/s/ Thomas T. Vo
Thomas T. Vo
Chief Executive Officer and Chairman of the Board (principal executive officer)

By:	/s/ Jon C. Bates
Jon C. Bates
Chief Financial Officer (principal financial officer and principal accounting officer)