Form 10-Q
period 2025-06-30
Nutex Health, Inc.
filed 2025-11-18
CIK 1479681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of November 10, 2025, the registrant had 7,071,916 shares of common stock, $0.001 par value, outstanding.

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
Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under, but not limited to, the heading “Item 1A. Risk Factors” included in this Quarterly Report, the Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2025, and in the Annual Report of Nutex Health Inc. on Form 10-K/A for the year ended December 31, 2024 and other filings of the Company with the United States Securities and Exchange Commission. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change, and significant risks and uncertainties that could cause actual conditions, outcomes and results to differ materially from those indicated by such statements. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NUTEX HEALTH INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

(In thousands, except share and per share amounts)	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$96,733	$40,640
Restricted short-term investments	—	2,941
Accounts receivable	349,220	232,449
Accounts receivable - related parties	5,737	3,602
Inventories	2,275	2,850
Prepaid expenses and other current assets	19,060	9,997
Total current assets	473,025	292,479
Property and equipment, net	82,915	77,933
Operating lease right-of-use assets	27,751	27,872
Financing lease right-of-use assets	215,398	218,889
Intangible assets, net	14,880	15,530
Goodwill, net	13,919	13,919
Deferred tax assets	12,852	7,987
Other assets	288	711
Total assets	$841,028	$655,320

Liabilities and Equity
Current liabilities:
Accounts payable	$28,076	$9,614
Accounts payable - related parties	1,975	806
Lines of credit	7,859	3,554
Current portion of long-term debt	18,951	14,395
Operating lease liabilities, current portion	2,087	2,080
Financing lease liabilities, current portion	7,072	7,705
Accrued arbitration expenses	68,785	47,742
Accrued income tax expense	8,364	26,533
Accrued stock-based compensation	24,173	16,356
Accrued expenses and other current liabilities	27,532	25,440
Total current liabilities	194,874	154,225
Long-term debt, net	20,463	22,466
Operating lease liabilities, net	30,805	30,617
Financing lease liabilities, net	258,009	259,479
Total liabilities	504,151	466,787

Commitments and contingencies (Note 10)

Equity:
Common stock, $0.001 par value; 950,000,000 shares authorized; 6,595,109 and 5,511,452 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	7	6
Additional paid-in capital	588,699	489,409
Accumulated deficit	(353,456)	(356,976)
Nutex Health Inc. equity	235,250	132,439
Noncontrolling interests	101,627	56,094
Total equity	336,877	188,533
Total liabilities and equity	$841,028	$655,320
See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except share and per share amounts)	2025	2024	2025	2024
Revenue:
Hospital division	$236,302	$67,605	$440,249	$127,634
Population health management division	7,683	8,477	15,525	15,902
Total revenue	243,985	76,082	455,774	143,536

Operating costs and expenses:
Payroll	36,284	28,398	71,144	55,401
Contract services	61,109	9,505	99,764	20,825
Medical supplies	4,812	3,589	8,613	8,911
Depreciation and amortization	5,248	4,533	10,340	8,719
Other	11,608	7,496	22,651	16,962
Total operating costs and expenses	119,061	53,521	212,512	110,818

Gross profit	124,924	22,561	243,262	32,718

Corporate and other costs:
Stock-based compensation	78,747	(61)	106,389	(12)
Impairment of assets	—	3,474	—	3,474
Impairment of goodwill	—	3,197	—	3,197
General and administrative expenses	12,498	10,652	22,533	19,310
Total corporate and other costs	91,245	17,262	128,922	25,969

Operating income	33,679	5,299	114,340	6,749

Interest expense, net	5,678	5,054	11,798	9,499
Gain on warrant liability	—	(3,060)	—	(5,661)
Other (income) expense	4,269	(599)	7,594	(840)
Income before taxes	23,732	3,904	94,948	3,751

Income tax expense	7,588	894	27,998	1,283

Net income	16,144	3,010	66,950	2,468

Less: net income attributable to noncontrolling interests	33,841	3,374	63,430	3,196

Net income (loss) attributable to Nutex Health Inc.	$(17,697)	$(364)	$3,520	$(728)

Income (loss) per common share
Basic	$(2.95)	$(0.07)	$0.60	$(0.15)
Diluted	$(2.95)	$(0.07)	$0.55	$(0.15)
See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
(In thousands, except share data)	Shares	Amount

Balance at December 31, 2023	4,511,199	$5	$470,521	$(409,073)	$17,652	$79,105
Common stock issued for Employee Stock Purchase Plan	746	—	19	—	—	19
Common stock issuance for Securities Purchase Agreement	444,444	—	1,541	—	—	1,541
Debt conversion to common stock	11,824	—	321	—	—	321
Stock-based compensation	—	—	49	—	—	49
Vesting of Restricted Stock Units	1,298	—	—	—	—	—
Reverse stock split adjustment	2,426	—	—	—	—	—
Distributions	—	—	—	—	(481)	(481)
Net loss	—	—	—	(364)	(178)	(542)
Balance at March 31, 2024	4,971,937	$5	$472,451	$(409,437)	$16,993	$80,012
Common stock received in sale of business	(5,060)	—	(30)	—	—	(30)
Common stock issued for Employee Stock Purchase Plan	2,061	—	14	—	—	14
Common stock issued for acquisition	17,640	—	156	—	—	156
Stock-based compensation	—	—	(61)	—	—	(61)
Reverse stock split adjustment	690	—	—	—	—	—
Contributions	—	—	—	—	301	301
Distributions	—	—	—	—	(1,380)	(1,380)
Net income (loss)	—	—	—	(364)	3,374	3,010
Balance at June 30, 2024	4,987,268	$5	$472,530	$(409,801)	$19,288	$82,022
(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY
(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
(In thousands, except share data)	Shares	Amount

Balance at December 31, 2024	5,511,452	$6	$489,409	$(356,976)	$56,094	$188,533
Common stock issued for Employee Stock Purchase Plan	1,161	—	40	—	—	40
Stock-based compensation	422,091	—	23,252	—	—	23,252
Vesting of Restricted Stock Units	15,835	—	—	—	—	—
Distributions	—	—	—	—	(7,364)	(7,364)
Net income	—	—	—	21,217	29,589	50,806
Balance at March 31, 2025	5,950,539	$6	$512,701	$(335,759)	$78,319	$255,267
Common stock issued for Employee Stock Purchase Plan	866	—	65	—	—	65
Asset acquisition noncontrolling interest	—	—	—	—	789	789
Debt conversion to common stock	17,874	—	477	—	—	477
Stock-based compensation	602,798	1	75,304	—	—	75,305
Vesting of Restricted Stock Units	23,032	—	—	—	—	—
Contributions	—	—	152	—	90	242
Distributions	—	—	—	—	(11,412)	(11,412)
Net income (loss)	—	—	—	(17,697)	33,841	16,144
Balance at June 30, 2025	6,595,109	$7	$588,699	$(353,456)	$101,627	$336,877
See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$66,950	$2,468
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	10,340	8,719
Gain on warrant liability	—	(5,661)
Impairment of assets	—	3,474
Impairment of goodwill	—	3,197
Derecognition of goodwill	—	453
Stock-based compensation expense	106,389	(12)
Changes to deferred taxes	(4,865)	(2,341)
Debt accretion expense	504	579
Changes in operating assets and liabilities:
(Increase)/Decrease in Accounts receivable	(116,768)	(2,149)
(Increase)/Decrease in Accounts receivable - related party	(2,135)	(425)
(Increase)/Decrease in Inventories	575	631
(Increase)/Decrease in Prepaid expenses and other current assets	(8,640)	(1,693)
(Increase)/Decrease in Operating right-of-use assets	121	162
Increase/(Decrease) in Accounts payable	19,334	(1,617)
Increase/(Decrease) in Accounts payable - related party	1,169	414
Increase/(Decrease) in Operating lease liabilities	194	(370)
Increase/(Decrease) in Accrued arbitration expenses	21,043	—
Increase/(Decrease) in Accrued income tax expense	(18,169)	—
Increase/(Decrease) in Accrued expenses and other current liabilities	2,180	10,482
Net cash provided by operating activities	78,222	16,311

Cash flows from investing activities:
Acquisitions of property and equipment	(815)	(1,292)
Proceeds from restricted short-term investment	2,941	—
Cash related to sale of business	—	(711)
Cash related to asset acquisition	(1,994)	—
Net cash used in investing activities	132	(2,003)

Cash flows from financing activities:
Proceeds from lines of credit	4,606	132
Proceeds from notes payable	258	4,915
Repayments of lines of credit	(301)	(594)
Repayments of notes payable	(5,697)	(6,157)
Repayments of finance leases	(2,593)	(1,440)
Proceeds from common stock issuance, net issuance costs	—	9,203
Members' contributions	242	301
Members' distributions	(18,776)	(1,862)
Net cash provided by (used in) financing activities	(22,261)	4,498
Net increase in cash and cash equivalents	56,093	18,806
Cash and cash equivalents - beginning of the period	40,640	22,002
Cash and cash equivalents - end of the period	$96,733	$40,808
See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 – Organization and Operations
Nutex Health Inc. (“Nutex Health” or the “Company”), is a physician-led, healthcare services and operations company with 24 hospital facilities in 11 states (hospital division), and a primary care-centric, risk-bearing population health management division. The Company's hospital division implements and operates different innovative health care models, including micro-hospitals, specialty hospitals and hospital outpatient departments. The population health management division owns and operates provider networks such as independent physician associations (“IPAs”).
The Company employs approximately 846 full-time employees, contracts 255 doctors at our facilities and partners with over 2,100 physicians within our networks as of June 30, 2025. The Company's corporate headquarters is based in Houston, Texas and we were incorporated on April 13, 2000 in the state of Delaware.
Merger of Nutex Health Holdco LLC and Clinigence Holdings, Inc. On April 1, 2022, the merger (the “Merger”) of Nutex Health Holdco LLC and Clinigence Holdings, Inc. (“Clinigence”) was completed pursuant to the Agreement and Plan of Merger (the “Merger Agreement”) entered into on November 23, 2021 between Clinigence, Nutex Acquisition LLC (a Delaware limited liability company and wholly-owned subsidiary of Clinigence), Nutex Health, Micro Hospital Holding LLC (solely for the purposes of certain sections of the Merger Agreement), Nutex Health Holdco LLC and Thomas Vo, M.D., solely in his capacity as the representative of the equity holders of Nutex Health Holdco LLC.
In connection with the Merger Agreement, Nutex Health Holdco LLC entered into certain Contribution Agreements with holders of equity interests including Dr. Vo, our Chairman and CEO (“Nutex Owners”), of subsidiaries and affiliates (the “Nutex Subsidiaries”), including Nutex Subsidiaries categorized as Under Construction Hospitals, pursuant to which such Nutex Owners agreed to contribute certain equity interests in the Nutex Subsidiaries to Nutex Health Holdco LLC in exchange for specified equity interests in Nutex Health Holdco LLC (collectively, the “Contribution Transaction”). Nutex Owners, having ownership interests representing approximately 84% of the agreed upon aggregate equity value of the Nutex Subsidiaries, agreed to contribute all or a portion of their equity interests, as applicable.
Refer to Note 10 – Stock-based Compensation for discussion of additional issuances of stock for Under Construction Hospitals, an obligation within the Contribution Agreements.
Pursuant to the Merger Agreement, and based on a valuation of $2.80 per share, each unit representing an equity interest in Nutex Health Holdco LLC that was issued and outstanding immediately prior to the effective time of the Merger (but following the Contribution Transaction) was converted into the right to receive 3.571428575 shares of Clinigence common stock, resulting in an aggregate issuance of 592,791,712 shares (3,951,944 after the 2024 Reverse Stock Splits) of Clinigence common stock.
After completing the merger, Clinigence was renamed Nutex Health Inc.
2024 Reverse Stock Splits.
1:10 Reverse stock split. The Company’s Board of Directors (the “Board”) determined to effect a reverse stock split of the common stock at a 1-for-10 ratio (the “1:10 Reverse Stock Split”) effective as of 11:59 pm Eastern time on July 2, 2024. The Company’s stockholders, at the annual meeting on June 17, 2024, had approved a reverse stock split within a range of 1:2 and 1:16 to be effected within one year of approval at the discretion of the Board. This 1:10 Reverse Stock Split is in addition to the Company’s previous 1:15 reverse stock split effective as of 11:59 pm Eastern time on April 9, 2024 (together, the “2024 Reverse Stock Splits”). The Company’s common stock began trading on The Nasdaq Stock Market (the “NASDAQ”) on a post-1:10 Reverse Stock Split basis under the Company’s existing trading symbol “NUTX” at the open of the market on July 3, 2024. The 2024 Reverse Stock Splits were implemented for the purpose of regaining compliance with the minimum bid price requirement for continued listing of the Company’s common stock on the NASDAQ.
As a result of the 2024 Reverse Stock Splits, the Company had 5,511,452 shares of common stock outstanding as of December 31, 2024, inclusive of whole shares issued for fractional shares, and the number of authorized shares of common stock remained at 950,000,000. The Company had 6,595,109 shares of common stock outstanding as of June 30, 2025.

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
The hospital division includes the Company’s healthcare billing and collections organization and hospital entities. In addition, the Company has financial and operating relationships with multiple professional entities (the “Physician LLCs”) and real estate entities (the “Real Estate Entities”). The Physician LLCs employ the physicians who provide services at the Company’s hospitals. These Physician LLCs are consolidated by the Company as VIEs because they do not have sufficient equity at risk to finance their activities independently. The Company is considered the primary beneficiary of these entities because (i) it has the power to direct the activities that most significantly affect their economic performance through its contractual and operational oversight, and (ii) it has the obligation to absorb losses and the right to receive benefits that could be significant, as evidenced by the Company’s historical practice of providing financial support during periods of cash shortfall and receiving the benefit of services.
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
While the Company does not hold any direct equity ownership in the consolidated Physician LLCs or certain Real Estate Entities, it is deemed to have an indirect economic interest through its contractual relationships with intermediary entities such as ER LLCs, which provide operational and functional support to the VIEs. As a result, 100% of the equity in these VIEs is reflected as noncontrolling interest in the Company’s unaudited condensed consolidated balance sheets and statements of operations. Certain of the Physician LLCs and Real Estate Entities are owned in part and, in some cases, controlled by related parties, including members of the Company’s executive management team.
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
Segment reporting. A public company is required to report descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Aggregation of similar operating segments into a single reportable operating segment is permitted if the businesses have similar economic characteristics and meet established criteria. The Company operates three reportable segments – the hospital division, the population health management division and the real estate division. The real estate division is comprised of the Real Estate Entities. Refer to Note 16 – Segment Information for information on the Company’s segments.
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
In May 2025, the FASB issued ASU 2025-03 - Business Combinations (Topic 805) and Consolidation (Topic 810) - Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which revises the current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a VIE that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. ASU 2025-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual periods. The Company is currently evaluating the impact of this update.
Note 3 – Revenue
The Company disaggregates revenue from contracts with customers into types of services or products, consistent with the Company's reportable segments, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Hospital division revenue	$236,302	$67,605	$440,249	$127,634
Population health management division revenue	7,683	8,477	15,525	15,902
Total revenue	$243,985	$76,082	$455,774	$143,536
Hospital division revenue. We receive payment for facility services rendered by us from federal agencies, private insurance carriers, and patients. The Physician LLCs receive payment for doctor services from these same sources. On average, greater than 98% of our net patient service revenue is paid by insurers and other non-patient third parties. The remaining revenue is paid by our patients in the form of copays, deductibles and self-payment. We generally operate as an out-of-network provider and, as such, do not have negotiated reimbursement rates with insurance companies.

The following tables present the allocation of the estimated transaction price with the patient among the primary patient classification of insurance coverage:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Insurance	97%	93%	96%	92%
Self pay	1%	4%	2%	5%
Workers compensation	1%	2%	1%	2%
Medicare/Medicaid	1%	1%	1%	1%
Total	100%	100%	100%	100%
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
On July 1, 2024, we engaged with a third-party IDR vendor, HaloMD, to further support all our out of network claims and determine which claims would be beneficial to arbitrate (see Management's Arbitration process discussion under Part I. Item 2). The IDR process can take up to three to five months to receive payments. To facilitate the dispute arbitration process, the Company incurred fees to the Centers for Medicare and Medicaid Services (“CMS”), the organizations that arbitrate the payment amount between the plan and providers known as independent dispute resolution entities (“IDRE”), and commission and fees to the third-party IDR vendor. IDRE fee payments represent refundable payments if arbitrations are successful. Therefore, these payments are reported as prepaid and other current assets in the consolidated balance sheets. The unsuccessful portion of the IDRE fee payments is written off to contract services expense in the consolidated statements of operations. Prepaid expenses related to IDRE fees was $14.6 million as of June 30, 2025. Accounts payable to the third-party IDR vendor was $20.9 million as of June 30, 2025. Total accrued arbitration expenses were $68.8 million as of June 30, 2025.
Population health management division revenue. We recognize revenue for capitation and management fees for services to IPAs and physician groups. Capitation revenue consists primarily of capitated fees for medical services provided by physician-owned entities we consolidate as VIEs. Capitated arrangements are made directly with various managed care providers including HMOs. Capitation revenues are typically prepaid monthly to us based on the number of enrollees selecting us as their healthcare provider. Capitation is a fixed payment amount per patient per unit of time paid in advance for the delivery of health care services, whereby the service providers are generally liable for excess medical costs. We receive management fees that are based on gross capitation revenues of the IPAs or physician groups we manage. Revenue is recognized and payment is received monthly for our services.
Note 4 – Acquisition
Acquisition of controlling interest and consolidation
On May 2, 2025, the Company acquired a 51% membership interest in an Indiana-based limited liability company (“Acquiree”) for $2.3 million in cash. The Company determined that the Acquiree does not meet the definition of a business under ASC 805-10-55-5A. Accordingly, the transaction was accounted for as an asset acquisition under ASC 805-50. The identifiable assets acquired and liabilities assumed were recognized based on their relative fair values.

The Company concluded that the Acquiree is a voting interest entity and that it has a controlling financial interest based on its majority voting rights and operational control. As such, the Company consolidated the Acquiree under the voting interest model in accordance with ASC 810-10 as of the acquisition date.

As part of the transaction, a noncontrolling interest representing 49% ownership in Acquiree was recognized and is accounted for at cost. The noncontrolling interest does not have substantive participating rights.

The following table summarizes the allocation of the purchase consideration: is the net amount of the Acquiree's identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash and cash equivalents	$309
Building and improvements	8,734
Land	2,127
Note payable assumed	(8,078)
Net identifiable assets acquired	$3,092
The following is a summary of the total consideration paid and the noncontrolling interest at cost (in thousands):

Cash consideration transferred	2,303
Noncontrolling interest at cost (49%)	789
Total consideration transferred	$3,092
Prior to the acquisition, a wholly owned subsidiary of the Company was the lessee under a financing lease with the Acquiree. Upon acquisition, the lease arrangement became an intercompany transaction within the consolidated group. Accordingly, the right-of-use asset and corresponding lease liability previously recognized under ASC 842 were eliminated in consolidation. For purposes of consolidation and in accordance with ASC 842, the effect of elimination is adjusted against the acquired asset's carrying amount determined as follows (in thousands):

Buildings and improvements	8,734
Lease derecognition upon consolidation	(2,679)
Adjusted carrying value of building and improvements	$6,055
No goodwill was recognized in connection with the acquisition, consistent with the guidance in ASC 805. The operating results of the Acquiree have been included in the Company’s consolidated financial statements beginning on the acquisition date.
Note 5 - Property and Equipment, net
The principal categories of property and equipment, net are summarized as follows (in thousands):

	Useful Life (years)	June 30,	December 31,
		2025	2024
Buildings and improvements	39	$25,705	$19,650
Land	—	6,537	4,410
Leasehold improvements	10 - 39	28,222	28,126
Construction in progress	—	1,573	1,892
Medical equipment	10	35,273	35,395
Office furniture and equipment	7	4,325	3,985
Computer hardware and software	5	7,653	7,579
Vehicles	5	94	95
Signage	10	2,095	2,072
Total cost		111,477	103,204
Less: accumulated depreciation		(28,562)	(25,271)
Total property and equipment, net		$82,915	$77,933

We consolidate two Real Estate Entities in the Company. We acquired one Real Estate Entity in the second quarter of 2025. Two of the three Real Estate Entities are VIEs. Refer to Note 18 – Variable Interest Entities.
Depreciation and amortization of property and equipment for the three months ended June 30, 2025 and 2024 totaled $1.7 million and $1.6 million, respectively, and for the six months ended June 30, 2025 and 2024 totaled $3.4 million and $3.2 million, respectively.
Note 6 – Intangible Assets and Goodwill
Intangible Assets. The following tables provide detail of the Company’s intangible assets (in thousands):

As of June 30, 2025	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Member relationships	15	$18,491	$(3,865)	$14,626
Trademarks	7	474	(220)	254
Total		$18,965	$(4,085)	$14,880

As of December 31, 2024
Amortizing intangible assets:
Member relationships	15	$18,491	$(3,248)	$15,243
Trademarks	7	474	(187)	287
Total		$18,965	$(3,435)	$15,530
Member relationships and trademarks are associated with existing entities in the population health management division.
Amortization of intangible assets for the three months ended June 30, 2025 and 2024 totaled $0.4 million and $0.4 million, respectively, and for the six months ended June 30, 2025 and 2024 totaled $0.7 million and $0.8 million, respectively.
As of June 30, 2025, expected amortization of intangible assets for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Year ended December 31,	Amount

Remainder of 2025	$650
2026	1,300
2027	1,300
2028	1,300
2029	1,300
Thereafter	9,030
Total Intangible Assets	$14,880

Goodwill. The carrying amount of goodwill by operating segment is as follows (in thousands):

	Hospital Division	Population Health Management Division	Total
Balance as of June 30, 2025
Goodwill	1,139	415,251	416,390
Accumulated impairment losses	(1,139)	(401,332)	(402,471)
	$—	$13,919	$13,919
Note 7 – Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2025	2024

Accrued wages and benefits	$14,575	$14,123
Accrued supplier expenses	5,771	4,205
Accrued medical claims	4,011	3,564
Accrued other taxes	1,763	1,130
Accrued other	1,412	2,418
Total accrued expenses and other current liabilities	$27,532	$25,440
Note 8 – Debt
The Company’s outstanding debt is shown in the following table (dollars in thousands):

	Maturity Dates	Interest Rates	June 30,	December 31,
			2025	2024

Term loans secured by all assets	04/2026 - 10/2029	4.00 - 15.50%	$15,670	$9,665
Term loans secured by property and equipment	07/2025 - 01/2030	3.41 - 7.82%	8,125	9,028
Term loan secured by deposits	04/2025	7.36%	—	1,989
Line of credit secured by all assets	07/2025 - 01/2026	3.25 - 9.00%	7,859	3,521
Term loans of consolidated Real Estate Entities	05/2028 - 03/2037	3.50 - 3.59%	11,191	11,811
Unsecured convertible term notes	10/2025	8.00 - 10.00%	4,908	5,385
Total			47,753	41,399
Less: unamortized issuance costs and discount			480	984
Less: short-term lines of credit			7,859	3,554
Less: current portion of long-term debt			18,951	14,395
Total long-term debt			$20,463	$22,466
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

At June 30, 2025, the Company was not subject to any financial covenants under its outstanding debt arrangements and we had remaining availability of $4.1 million under outstanding lines of credit.
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
The Company appointed Emerson Equity LLC as placement agent for the September 2023 Private Offering. Per the Placement Agent Agreement, the Company agrees to pay (i) a cash commission equal to 10% of the gross proceeds and (ii) warrants to purchase a number of common stock equal to 20% of the total number of shares issuable upon conversion or exercise of the Unsecured Convertible Term Notes and Warrants, as applicable. For the three and six months ended June 30, 2025, no warrants were exercised. For the six months ended June 30, 2025, $0.5 million of the Unsecured Convertible Term Notes converted to 17,874 shares based on the terms noted above.
The net carrying amount of the Unsecured Convertible Term Notes was $4.5 million and $4.5 million as of June 30, 2025 and December 31, 2024, respectively, and the weighted average effective interest rate on the convertible debt was 21.5% for both periods.
The Unsecured Convertible Term Notes interest expense was $0.3 million for the three months ended June 30, 2025, comprising $0.2 million in amortization expense and $0.1 million in accrued interest expense. For the six months ended June 30, 2025 interest expense was $0.7 million, comprising $0.5 million in amortization expense and $0.2 million in accrued interest expense. For the three months ended June 30, 2024, interest expense was $0.3 million, comprising of $0.2 million in amortization expense and $0.1 million in accrued interest expense. For the six months ended June 30, 2024, interest expense was $0.6 million, comprising of $0.4 million in amortization expense and $0.2 million in accrued interest expense.

Note 9 – Leases
We have entered into hospital property, office and equipment rental agreements with various lessors including related parties. The following tables disclose information about our leases of property and equipment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Operating lease cost	$1,098	$569	$2,191	$1,214

Finance lease cost:
Amortization of right-of-use assets	$3,367	$2,454	$6,660	$4,679
Interest on lease liabilities	5,440	4,116	10,445	7,516
Total finance lease cost	$8,807	$6,570	$17,105	$12,195
Note 10 – Commitments and Contingencies
Litigation. The Company, its consolidated subsidiaries or VIEs may be named in various claims and legal actions in the normal course of business. Based upon counsel and management’s opinion, outside of the items listed below, the outcome of such matters is not expected to have a material adverse effect on the unaudited condensed consolidated financial statements.
On April 14, 2025, VLS Emergency Medicine, LLC, Astra Assets, LLC, Right on Hereford, LLC, and Nexus Group Two LLC (collectively, the “ABQ Plaintiffs”) filed an Original Petition against Nutex Health Holdco LLC (“Nutex Holdco”) and Thomas Vo, MD in the District Court of Harris County, Texas, Case No. 2025-26239. The ABQ Plaintiffs allege that the May 16, 2024 Amendment to the Contribution Agreement, dated November 23, 2021, was wrongfully executed by Nutex Holdco and Dr. Vo, in his capacity as the authorized “Owner Representative” (as defined in the Contribution Agreement). The Amendment clarifies that the Parent Stock Price Floor, as defined in the Contribution Agreement, is adjusted for the 2024 Reverse Stock Splits. The Parent Stock Price Floor is used in the determination of the number of shares to be issued to the ABQ Plaintiffs. Rejecting the reverse-stock-split adjustment, the ABQ Plaintiffs demand the issuance of a higher number of shares, which would force the Company to grant the ABQ Plaintiffs a higher percentage ownership in the Company, diluting the ownership of the Company’s other stockholders. Nutex Health disputes the allegation that the Amendment was wrongfully executed and intends to defend against the ABQ Plaintiffs’ demands. The Company cannot guarantee that the ABQ Plaintiffs will not prevail in their demands, which would have a materially adverse effect on the Company and its stockholders. Please see [Item 1A.] Risk Factors - Our obligation to issue additional shares of our common stock to former owners of under construction hospitals may cause significant dilution of our current stockholders.
Nutex Holdco and Dr. Vo have filed their answers and counterclaims, addressing the allegations set forth and presenting their own claims against the ABQ Plaintiffs. The parties are currently engaged in the initial stages of written discovery and document production. At this time, no depositions have been conducted, and no dispositive motions have been filed. A trial date for this case has not been set.
In addition, on May 30, 2025, JBS Fort Smith Hospital Investors, LP, Copper Oaks Emergency Physicians, LLC, KG4JB 5578, PLLC, Mark R. Rucker, PLLC, Premier Macy Management Holdings, LLC, Nicut EMS, LLC, and Tribbey Emergency Services, LLC (collectively the “Former Ft. Smith Owners”) submitted a Notice of Claim and Draft Complaint (“Notice”) to Nutex Holdco. In the Notice, the Former Ft. Smith Owners demand that the pre-reverse split Parent Stock Price Floor shall be used in the calculation of the number of shares to be issued. The Company is unable to predict the resolution of these demands, which may have a materially adverse effect on the Company and its stockholders.
Note 11 – Stock-based Compensation
In 2023, the stockholders of the Company approved the Amended and Restated Nutex Health Inc. 2023 Equity Incentive Plan (the “2023 Plan”), providing a total of 73,426 shares of Common Stock (11,013,943 prior to the 2024 Reverse Stock Splits) for issuance. Awards granted under the 2023 Plan may be incentive stock options, non-statutory stock options, restricted stock, restricted stock units, stock appreciation rights, performance units or performance shares. The awards are granted at an exercise price equal to the fair market value on the date of grant. The 2023 Plan is subject to annual increases on January 1st of each calendar year through January 1, 2033 of up to 1% of the issued and outstanding shares of the Company's common stock on the final day of the preceding calendar year, at the discretion of the Compensation Committee of the Board. During the second quarter of 2024, the number of shares to be issued under the 2023 Plan increased to 118,563 shares, most of which were issued as restricted stock units in June 2024, as discussed below. During the first quarter of 2025, the number of shares to be issued under the 2023 Plan increased to 55,115 shares, most of which were issued as restricted stock units in 2025, as discussed below. On July 14, 2025, stockholders of the Company approved an amendment to the 2023 Plan to increase the number of shares available for issuance under the Plan by 1,100,000 over the 10 year term of the Plan and to allow the number of shares available to automatically increase on January 1st of each calendar year through January 1, 2033 in an amount equal to 5% of the number of outstanding shares at December 31 of the previous fiscal year, provided that the Board may decide that there shall be no or lesser increase.
Total stock-based compensation expense for the three months ended June 30, 2025 and 2024 was $78.7 million and $(0.1) million, respectively, and for the six months ended June 30, 2025 and 2024 was $106.4 million and less than $(0.1) million, respectively. Stock-based compensation expense includes amounts recognized for awards granted to employees for services rendered and non-employee arrangements, specifically the obligations for under-construction and ramping hospitals (the “Additional Merger Shares”).
For the three and six months ended June 30, 2025, approximately 99.7% of total stock-based compensation expense of $78.7 million and $106.4 million, respectively, are due to the obligations for under-construction and ramping hospitals, noted below.
Obligations for under-construction and ramping hospitals. Under the terms of the Contribution Agreements, Nutex Owners of the Ramping and Under Construction Hospitals (as determined on April 1, 2022) including Dr. Vo, our Chairman and CEO, are eligible to receive a one-time additional issuance of Company common stock.
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
Of the 17 Under Construction Hospitals,
•Six hospitals with Measurement Periods ended on or before June 30, 2025.
•Four hospitals with Measurement Periods that end after June 30, 2025.
•Three hospitals with no defined Measurement Periods as these hospitals have not opened as of June 30, 2025.
•Four hospitals with no Measurement Period as these hospitals' development plans have been abandoned.
In the tables below, we show the number of shares issuable, the number of shares issued to date, and compensation expense recognized with respect to hospital with Measurement Periods that ended prior to the end of June 30, 2025. We show the estimated number of shares issuable to four hospitals with Measurement Periods that end after June 30, 2025 and are operating, but showing a pro forma calculation as if the respective Measurement Periods had ended on June 30, 2025. Since we cannot predict the future operating results of a particular hospital or the Nutex Health trading price at the end of such particular Measurement Period, the actual number of shares issuable to the Nutex Owners of such Hospital cannot be determined.
Measurement Periods ending on or prior to June 30, 2025 (dollars in thousands):

Number of Hospitals	End of Measurement Period	Number of Shares Issuable	Number of Shares Issued to Date	Inception-to-date Compensation Expense	Year-to-date 2025 Compensation Expense
1	February 28, 2023	—	—	$—	$—
2	February 29, 2024	27,035	27,035	458	—
1	February 28, 2025	422,091	422,091	23,173	15,942
2	June 30, 2025	602,798	602,798	75,042	68,962
6		1,051,924	1,051,924	$98,673	$84,904
Measurement Periods ending after June 30, 2025 (dollars in thousands):

Number of Hospitals	End of Measurement Period	Estimated Number of Shares Issuable	Estimated Compensation Expense	Inception-to-date Compensation Expense	Year-to-date 2025 Compensation Expense
1	August 31, 2025	283,100	$25,417	$24,154	$21,109
1	March 31, 2026	300	24	19	19
1	November 30, 2026	—	—	—	—
1	December 31, 2026	—	—	—	—
4		283,400	$25,441	$24,173	$21,128
The Company measures these obligations as liability-classified stock-based compensation at fair value (level 3) on each reporting date until settlement, with changes in fair value recognized in the consolidated statement of operations. The fair value of these awards is determined using Monte Carlo simulation, which incorporates inputs such as expected term, volatility, risk-free interest rate, dividend yield and the probability of achieving performance conditions. At June 30, 2025, the aggregate liability recorded for these obligations was $24.2 million as compared to $16.4 million at December 31, 2024. The change in fair value recognized in the consolidated statements of operations for three months ended June 30, 2025 and 2024 was $78.7 million and zero, respectively, and for the six months ended June 30, 2025 and 2024 was $106.4 million and zero, respectively.
Options. The following table summarizes stock-based awards activity:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Options outstanding at December 31, 2023	27,590	$335.75	6.94
Options exercised	—	—
Options cancelled	—	—
Options outstanding at June 30, 2024	27,590	$335.75	6.06

Options outstanding at December 31, 2024	21,965	$331.34	5.45
Options exercised	—	—
Options cancelled	(2,200)	330.72
Options outstanding at June 30, 2025	19,765	$331.40	5.47
Options outstanding as of June 30, 2025 consisted of:

Expiration Date	Number Outstanding	Number Exercisable	Exercise Price

January 27, 2027	300	300	225.00
May 11, 2027	1,201	1,201	225.00
June 9, 2027	167	167	376.50
January 28, 2028	300	300	241.50
August 4, 2029	68	68	834.00
January 27, 2030	1,115	1,115	225.00
January 28, 2031	6,667	6,667	241.50
September 9, 2031	9,446	9,446	412.50
December 17, 2031	501	501	525.00
Total	19,765	19,765
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

For grants of restricted stock units, we recognize compensation expense over the applicable vesting period equal to the fair value of our common stock at grant date. Grants of restricted stock units generally vest one third per year on each of the first three anniversaries of the grant date. The following table summarizes activity in restricted stock units:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share

Non-vested awards, December 31, 2023	3	$151.50
Granted	118	5.40
Vested	(1)	151.50
Non-vested awards, June 30, 2024	120	$39.98

Non-vested awards, December 31, 2024	117	$37.23
Granted	61	41.15
Forfeitures	(7)	5.40
Vested	(37)	72.76
Non-vested awards, June 30, 2025	134	$36.20
As of June 30, 2025 and 2024, we estimate $2.7 million and $0.8 million, respectively, of unrecognized compensation cost related to restricted stock units issued to our employees to be recognized over the weighted-average vesting period of 1.7 years and 1.8 years, respectively.
Employee Stock Purchase Plan. In May 2023, the Board adopted the 2023 Employee Stock Purchase Plan (“2023 ESPP”), which was subsequently approved by the Company’s stockholders and became effective in June 2023. The 2023 ESPP authorizes the initial issuance of up to 33,333 shares (5,000,000 prior to the 2024 Reverse Stock Splits) of the Company’s common stock to eligible employees, who are entitled to purchase shares of common stock equal to 85% of the closing price on the purchase date with accumulated payroll deductions. During the three months ended June 30, 2025 and 2024, the Company issued 866 shares and 2,061 shares, respectively, and for the six months ended June 30, 2025 and 2024, the Company issued 2,027 shares and 2,807 shares, respectively, under the ESPP.
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

Common Stock Warrants. Warrant activity is as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)

Warrants outstanding at December 31, 2023	135,537	$158.16	4.42
Warrants issued	444,445	6.80
Warrants exercised	71,801	30.00
Warrants expired	71,801	—
Warrants outstanding at June 30, 2024	723,584	$40.83	4.91

Warrants outstanding at December 31, 2024	207,338	$113.78	3.68
Warrants issued	—	—
Warrants exercised	—	—
Warrants expired	(3,701)	1,000.50
Warrants outstanding at June 30, 2025	203,637	$97.68	3.51
Warrants outstanding as of June 30, 2025 consisted of:

Expiration Date	Number Outstanding	Number Exercisable	Exercise Price

October 31, 2025	10,444	10,444	232.50
October 31, 2025	108	108	187.50
February 26, 2026	1,922	1,922	600.00
July 31, 2026	16,888	16,888	232.50
May 31, 2027	30,674	30,674	262.50
September 30, 2029	16,501	16,501	30.00
October 31, 2029	57,250	57,250	30.00
November 30, 2029	5,167	5,167	30.00
December 31, 2029	64,683	64,683	30.00
Total	203,637	203,637
Note 13 – Income Taxes
Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items is recognized in the period these occur.
Our effective tax rate was 32.0% and 22.9% for the three months ended June 30, 2025 and 2024, respectively, and for the six months ended June 30, 2025 and 2024 was 29.5% and 34.2%, respectively. The primary difference from the federal statutory rate of 21% is related to state taxes, income of noncontrolling interests in flow-through entities and permanent differences for non-deductible expenses.

Note 14 – Earnings (Loss) per Share
The following is the computation of earnings per basic and diluted share (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Basic earnings (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$(17,697)	$(364)	$3,520	$(728)
Denominator:
Weighted average shares used to compute basic and diluted EPS	5,994,933	4,969,726	5,831,910	4,909,481
Basic earnings (loss) per share:	$(2.95)	$(0.07)	$0.60	$(0.15)

Diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$(17,697)	$(364)	$3,520	$(728)
Denominator:
Weighted average shares used to compute basic EPS	5,994,933	4,969,726	5,831,910	4,909,481
Dilutive effect of common stock warrants	—	—	82,777	—
Dilutive effect of unvested restricted stock	—	—	107,662	—
Dilutive effect of contingently issuable shares	—	—	324,860	—
Weighted average shares used to compute diluted EPS	5,994,933	4,969,726	6,347,209	4,909,481
Diluted earnings (loss) per share:	$(2.95)	$(0.07)	$0.55	$(0.15)
For the three months ended June 30, 2025 and 2024, and the six months ended June 30, 2024, potentially dilutive outstanding securities, which include stock options, restricted stock units, and warrants and common stock issuable upon conversion of outstanding convertible debt, have been excluded from the computation of diluted net earnings per share as their effect would be anti-dilutive for each period presented. As such the weighted average number of common shares outstanding used to calculate both basic and diluted earnings per share are the same for each period presented.
For the six months ended June 30, 2025, potentially dilutive outstanding securities related to common stock issuable upon conversion of outstanding convertible debt have been excluded from the computation of diluted net earnings per share as their effect would be antidilutive.

Note 15 - Supplemental Cash Flows Information
The below supplemental cash flows information is presented in thousands:

	Six Months Ended June 30,
	2025	2024
Cash paid for interest on long-term debt	$1,209	$1,731
Cash paid for interest on finance leases	10,445	8,793
Cash paid for operating leases	1,875	1,143
Cash paid for income taxes	50,845	781
Non-cash investing and financing activities:
Financed capital expenditures	114	518
Acquisition of finance leases	15,498	15,629
Warrant liability related to common stock issuance	—	7,662
Common stock issued for Employee Stock Purchase Plan	105	33
Convertible debt converted to common stock	477	321
Payment for acquisition in common stock	—	156
Common stock received in sale of business	—	30
Net reversal of financing lease due to acquisition of lessor	(15,008)	—
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
Reportable segment information, including intercompany transactions, is presented below (in thousands):

	June 30,	December 31,
	2025	2024
Assets:
Hospital division	$778,212	$607,591
Population health management division	27,435	28,338
Real estate division	35,381	19,391
Total Assets	$841,028	$655,320

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue from external customers:
Hospital division	$236,302	$67,605	$440,249	$127,634
Population health management division	7,683	8,477	15,525	15,902

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Total revenue	$243,985	$76,082	$455,774	$143,536

Segment expenses:
Hospital division
Payroll	$35,904	$27,327	$70,483	$53,202
Contract services	54,028	3,019	85,788	8,593
Medical supplies	4,812	3,588	8,613	8,910
Other hospital division expenses	11,191	7,178	22,460	15,230
Hospital division expenses	105,935	41,112	187,344	85,935
Population health management division expenses	7,880	7,875	14,830	16,163
Total segment expenses	$113,815	$48,987	$202,174	$102,098

Depreciation and amortization:
Hospital division	$4,800	$3,671	$9,443	$7,435
Population health management division	339	411	679	832
Real estate division	109	451	218	452
Total depreciation and amortization	$5,248	$4,533	$10,340	$8,719

Segment gross profit (loss):
Hospital division	$125,569	$22,791	$243,464	$33,262
Population health management division	(536)	(230)	16	(544)
Real estate division	(109)	—	(218)	—
Total segment gross profit	$124,924	$22,561	$243,262	$32,718

Consolidated operating income:
Total segment gross profit	$124,924	$22,561	$243,262	$32,718
Corporate and other costs	(91,245)	(17,262)	(128,922)	(25,969)
Consolidated operating income	$33,679	$5,299	$114,340	$6,749

Segment income:
Hospital division
Hospital division gross profit	$125,569	$22,791	$243,464	$33,262
Interest expense, net	5,848	5,103	11,423	9,505
Other expense (income)	4,300	(647)	7,654	(876)
Hospital division income before income taxes	$115,421	$18,335	$224,387	$24,633
Population health management division income (loss) before income taxes	(535)	(242)	19	(573)
Real estate division income (loss) before income taxes	(109)	527	(218)	—
Non-segment loss before income taxes	(91,045)	(14,716)	(129,240)	(20,309)
Income before income taxes	$23,732	$3,904	$94,948	$3,751

Capital expenditures:
Hospital division	$776	$558	$897	$1,292
Total capital expenditures	$776	$558	$897	$1,292

Note 17 – Related Party Transactions
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
The Physician LLCs had outstanding obligations to their member owners, who are also Company stockholders, totaling less than $0.8 million at both June 30, 2025 and December 31, 2024 reported within accounts payable – related party in our unaudited condensed consolidated balance sheets.
Most of our hospital division facilities are leased from real estate entities which are owned by related parties. These leases are typically on a triple net basis where our hospital division is responsible for all operating costs, repairs and taxes on the facilities. Our obligations under these leases are presented in Note 9 – Leases. For the three months ended June 30, 2025 and 2024, we made cash payments totaling $6.3 million and $4.9 million, respectively, and for the six months ended June 30, 2025 and 2024, we made cash payments totaling $12.4 million and $9.6 million for those lease obligations. In addition, the building that houses the Company's corporate headquarters is owned by our CEO and leased to the Company, and lease payments under this arrangement are included in the lease obligation totals.
•We consolidate Real Estate Entities as VIEs when they do not have sufficient equity at risk and our hospital entities are guarantors or co-borrowers under their outstanding mortgage loans. Two of the three consolidated Real Estate Entities have mortgage loans payable to third parties which are collateralized by the land and buildings, and continue to be consolidated in our financial statements as of June 30, 2025. We have no direct ownership interest in two of the Real Estate Entities, but they are owned and, in some instances, controlled by related parties including our CEO.
•Accounts receivable – related party included $5.7 million and $4.3 million at June 30, 2025 and December 31, 2024, respectively, due from noncontrolling interest owners of consolidated ER Entities.
•Accounts payable – related party in our unaudited condensed consolidated balance sheets included $0.2 million at June 30, 2025 and zero at December 31, 2024 for reimbursement of expenses incurred on our behalf.
In addition, we have outstanding obligations of contributions for facilities currently under construction totaling $1.9 million and $1.6 million at June 30, 2025 and December 31, 2024, respectively, reported within accounts payable-related party in our unaudited condensed consolidated balance sheets.

Note 18 – Variable Interest Entities
The following tables provide the balance sheet amounts for consolidated VIEs (in thousands):

	June 30, 2025
	Real Estate Entities	Physician LLCs	IPAs

Current assets	$757	$90,290	$9,785
Property and equipment, net	19,035	4	107
Other long-term assets	—	—	—

Total assets	$19,792	$90,294	$9,892

Current liabilities	—	23,917	9,892
Long-term liabilities	11,151	—	—

Total liabilities	11,151	23,917	9,892

Equity	8,641	66,377	—

Total liabilities and equity	$19,792	$90,294	$9,892

	December 31, 2024
	Real Estate Entities	Physician LLCs	IPAs

Current assets	$122	$23,041	$10,109
Property and equipment, net	19,276	4	116
Other long-term assets	—	—	—

Total assets	$19,398	$23,045	$10,225

Current liabilities	—	—	10,225
Long-term liabilities	11,768	—	—

Total liabilities	11,768	—	10,225

Equity	7,630	23,045	—

Total liabilities and equity	$19,398	$23,045	$10,225
The assets of each of the hospital facilities may only be used to settle the liabilities of that entity or its consolidated VIEs and may not be required to be used to settle the liabilities of any of the other hospital facilities, other VIEs, or corporate entities. Additionally, the assets of corporate entities cannot be used to settle the liabilities of VIEs. The Company has aggregated all Physician LLCs and certain Real Estate Entities into two categories above, because they have similar risk characteristics, and presenting distinct financial information for each VIE would not add more useful information.
Two Real Estate Entities are consolidated by the Company as VIEs because they do not have sufficient equity at risk and our hospital entities are guarantors of their outstanding mortgage loans. We have been working with the third-party lenders to remove our guarantees of their outstanding mortgage loans. As these guarantees are released, the associated Real Estate Entity no longer qualifies as a VIE and is deconsolidated. As of June 30, 2025, two Real Estate Entities continue to be consolidated as VIEs in our financial statements.

Note 19 - Subsequent Events
The Company has evaluated subsequent events occurring after June 30, 2025 and before the date the financial statements were issued. Management identified the following events that warrant disclosure:
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
•On August 14, 2025, the Board authorized a stock repurchase program of up to $25.0 million of the Company’s common stock over the next six months. The purpose of the share repurchase is to increase shareholder value and offset dilution from the issuance of additional shares in connection with the Merger.
•On August 20, 2025, the Company received a notice from NASDAQ regarding non-compliance with continued listing requirements as a result of the delayed filing of its Form 10-Q for the period ended June 30, 2025. On October 15, 2025, the Company submitted a compliance plan and requested an extension to file the Form 10-Q by December 12, 2025, which Nasdaq granted on October 16, 2025.
•On August 22, 2025, a putative securities class action complaint was filed against the Company following the publication of a short-seller report. The Company disputes the allegations and intends to vigorously defend the matter. Related thereto, commencing on October 10, 2025, derivative securities lawsuits were filed against certain of the Company's current and former directors and executive officers.
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
At June 30, 2025, we employed approximately 846 full-time employees, contracted 255 doctors at our facilities and partnered with over 2,100 physicians within our networks. Our corporate headquarters is based in Houston, Texas. We were incorporated on April 13, 2000 in the state of Delaware.
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
The Real Estate Entities own the land and hospital buildings which are leased to our hospital entities. The Real Estate Entities have mortgage loans payable to third parties which are collateralized by the land and buildings. We consolidate certain Real Estate Entities as VIEs in instances where our hospital entities are guarantors or co-borrowers under their outstanding mortgage loans. As of June 30, 2025, two Real Estate Entities continue to be consolidated as VIEs in our financial statements.
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
We receive payment for facility services rendered by us from federal agencies, private insurance carriers and patients. The Physician LLCs receive payment for doctor services from these same sources. On average, greater than 98% of our net patient service revenue is paid by insurers, federal agencies and other non-patient third parties. The remaining revenues are paid by our patients in the form of copays, deductibles and self-payment. We generally operate as an out-of-network provider and as such, do not have negotiated reimbursement rates with insurance companies.
The following tables present the allocation of the transaction price with the patient between the primary patient classification of insurance coverage:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Insurance	97%	93%	96%	92%
Self pay	1%	4%	2%	5%
Workers compensation	1%	2%	1%	2%
Medicare/Medicaid	1%	1%	1%	1%
Total	100%	100%	100%	100%
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

•Federal Court vacates 2021 HHS interim final rules to ensure fair and accurate rates (TMA III)

On November 30, 2022, the TMA filed a lawsuit challenging the methodology of the federal regulator’s calculation of the QPA. The interim final rules allowed consideration of all negotiated rates, including those provided in contracts with providers who do not actually provide the particular service (ghost rates). On August 24, 2023, the federal district court vacated several aspects of the regulations mandating the methodology for the QPA calculation. On October 30, 2024, the United States Court of Appeals for the Fifth Circuit (“Fifth Circuit”) reversed the district court’s vacatur of the QPA calculation methodology. However, on December 17, 2024, the Fifth Circuit ordered that the mandate be withheld and on May 30, 2025 vacated the previous opinion and an en banc oral argument was held on September 24, 2025.

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

Cost of arbitration. There is a significant cost to enter the arbitration process. The arbitration process includes expenses associated with third party providers, including IDR entities, which typically collect fees at the beginning of the process, before the claim award amounts are decided by arbitrators. According to the Center for Medicare and Medicaid Services, as of July 23, 2025, the nonrefundable administrative fee is $115 per party per dispute and the certified IDR entity fee ranges from $375 to $800 for single determinations and $75 to $1,150 for batched determinations. The total cost of arbitration for all Nutex hospital and professional services for the three and six months ended June 30, 2025 was $48.0 million and $74.3 million, respectively.
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
•Regulatory uncertainty

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
Recent Developments
On July 4, 2025, the "One Big Beautiful Bill Act" was signed into law, enacting significant changes to the U.S. tax code and coverage benefits for certain public healthcare insurance beneficiaries. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the reinstatement of 100% bonus depreciation. The changes were not reflected in the income tax provision for the period ended June 30, 2025, as enactment occurred after the balance sheet date.
Short Seller Report. Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. On July 22, 2025, a short seller report that contained various allegations against the Company was published, that had an adverse impact on the market price of our common stock. This report disclosed the writer had a short position with respect to our common stock. On July 23, 2025, the closing price of our common stock was $92.90, representing a decrease of $18.29 or 16.5% compared to the closing price of our common stock on July 21, 2025, prior to the publication of the report. We timely responded to what we strongly consider to be false allegations and misleading statements in the report. Refer to “Item 1A. Risk Factors" for additional short seller information.
Share Repurchase Program. On August 14, 2025, the Board authorized a stock repurchase program of up to $25.0 million of the Company’s common stock over the subsequent six months pending compliance with the Company's current reporting obligations. The purpose of the share repurchase is to increase shareholder value and offset dilution from the issuance of Additional Shares in connection with the Merger (Refer to “Item 1A. Risk Factors" for Additional Share information). The Company believes there have been periods during the past year when its stock has been undervalued.
Pursuant to the stock repurchase program the Company may repurchase, from time to time, up to an aggregate of $25.0 million of its outstanding shares of common stock, exclusive of any fees, commissions or other expenses related to such repurchases. The stock repurchase program permits the Company to repurchase shares of common stock at any time or from time to time at management’s discretion in open market transactions made in accordance with the provisions of Rule 10b-18 and/or Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions or by other means in accordance with applicable securities laws.
The timing of any repurchases and the number of shares repurchased are subject to the discretion of the Company and may be affected by various factors, including general market and economic conditions, the market price of the Company’s common stock, the Company’s earnings, financial condition, capital requirements and levels of indebtedness, legal requirements, and other factors that management may deem relevant. The share repurchase program authorization does not obligate the Company to acquire any shares of its common stock and may be amended, suspended or discontinued at any time.
Securities Action
On August 22, 2025, a putative securities class action complaint was filed in the United States District Court for the Southern District of Texas (Anjana Bhagavan v. Nutex Health Inc., Case No. 4:25-cv-03999) on behalf of the plaintiff and all other persons

(other than defendants) who purchased Nutex Health Inc.’s stock between August 8, 2024 and August 14, 2025. The complaint names Nutex Health Inc., its Chairman of the Board and Chief Executive Officer, its Chief Financial Officer and its President and Director as defendants and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder.
The plaintiff alleges that the defendants made material misstatements and omissions in the Company’s public filings relating to the alleged conduct of a third-party vendor who assisted the Company in pursuing claims against health plans under the independent dispute resolution process of the No Surprises Act. The plaintiff also alleges that the defendants made material misstatements and omissions related to the Company’s internal accounting controls. The plaintiff seeks unspecified damages, fees, and interest on behalf of himself and the putative class.
The Company has not yet responded to the complaint. The court has not yet issued a scheduling order or set the case for trial. No discovery has occurred. The Company is unable to predict the outcome of the litigation or estimate the potential financial impact, but an adverse ruling could have a material adverse effect on the Company’s financial position or results of operations.
Derivative Actions
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

Following are the results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue:
Hospital division	$236,302	$67,605	$440,249	$127,634
Population health management division	7,683	8,477	15,525	15,902
Total revenue	243,985	76,082	455,774	143,536
Segment gross profit (loss):
Hospital division	125,569	22,791	243,464	33,262
Population health management division	(536)	(230)	16	(544)
Real estate division	(109)	—	(218)	—
Total segment gross profit	124,924	22,561	243,262	32,718
Corporate and other costs:
Stock-based compensation	78,747	(61)	106,389	(12)
Impairment of assets	—	3,474	—	3,474
Impairment of goodwill	—	3,197	—	3,197
General and administrative expenses	12,498	10,652	22,533	19,310
Total corporate and other costs	91,245	17,262	128,922	25,969
Interest expense	5,678	5,054	11,798	9,499
Gain on warrant liability	—	(3,060)	—	(5,661)
Other (income) expense	4,269	(599)	7,594	(840)
Income before taxes	23,732	3,904	94,948	3,751
Income tax expense	7,588	894	27,998	1,283
Net income	16,144	3,010	66,950	2,468
Less: net income attributable to noncontrolling interests	33,841	3,374	63,430	3,196
Net loss attributable to Nutex Health Inc.	$(17,697)	$(364)	$3,520	$(728)

Adjusted EBITDA(1)	$71,614	$6,848	$144,435	$6,436
(1)See reconciliation of net loss attributable to Nutex Health Inc. to Adjusted EBITDA under Non-GAAP Financial Measures.
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024
Net loss attributable to Nutex Health Inc. decreased to $17.7 million, or loss of $2.95 per diluted share, for the three months ended June 30, 2025 from a net loss attributable to Nutex Health Inc. of $0.4 million, or a loss of $0.07 per share, for the same period 2024. Our 2025 results were principally affected by higher revenue and cost due to:
•Higher patient visits, which increased by 10.6% during the three months ended June 30, 2025 as compared with the same period of 2024. Same-store mature hospitals visits increased an average of 0.6% versus prior year as well as the opening of four new hospitals in 2024;
•Increased revenue per visit due to success in efforts to obtain higher rates through the Independent Dispute Resolution (“IDR”) process and increased utilization of higher paid services such as increased observation and in-patient stays.
•Higher stock-based compensation to under construction and ramping hospitals of $78.7 million for the three months ended June 30, 2025, an increase of $78.8 million compared to the same period last year.
•Higher income tax expense of $7.6 million for the three months ended June 30, 2025 compared to $0.9 million for the three months ended June 30, 2024, an increase of $6.7 million.
•Higher interest expense of $5.7 million for the three months ended June 30, 2025 compared to $5.1 million for the three months ended June 30, 2024, an increase of $0.6 million.
•No gain or loss on warrant liability for the three months ended June 30, 2025 as compared to a $3.1 million gain for the three months ended June 30, 2024.

Adjusted EBITDA for the three months ended June 30, 2025 increased to $71.6 million from $6.8 million for the comparable period 2024. Refer to Non-GAAP Financial Measures discussed below for a definition and reconciliation of net income (loss) attributable to Nutex Health Inc. to Adjusted EBITDA. The items affecting revenue, stock-based compensation and income tax expense contributed significantly to the increase in Adjusted EBITDA in the 2025 period.
A discussion of our segment results is included below.
Hospital Division. Our revenue for the three months ended June 30, 2025 totaled $236.3 million as compared to $67.6 million for the same period in 2024, an increase of $168.7 million or 249.5%. This increase was attributed to an increase in revenue per visit due to success in efforts to obtain higher rates through the IDR process, an increase in visits and increased utilization of higher paid services such as increased observation and in-patient stays. Of this revenue increase, 203.2% is related to mature hospitals, which are hospitals that were opened by December 31, 2021.
The following table shows the number of patient visits during the periods:

	Three Months Ended June 30,
	2025	2024
Patient visits:
Hospital	45,573	41,208
Total patient visits increased 10.6% during the three months ended June 30, 2025 as compared with the same period in 2024 including the opening of four facilities throughout 2024 which are fully operating in 2025. Of the total patient visit increase, 0.6% related to mature hospitals, which are hospitals opened by December 31, 2021.
The hospital division’s gross profit was $125.6 million during the three months ended June 30, 2025, compared with $22.8 million in the same period in 2024, an increase of 451.0%. Our revenue and operating income for the second quarter of 2025 was positively affected by an increase in revenue per visit due to success in efforts to obtain higher rates through the IDR process, an increase in visits and increased utilization of higher paid services such as increased observation and in-patient stays.
Population Health Management Division. Our total revenue for the three months ended June 30, 2025 was $7.7 million as compared with $8.5 million for the same period in 2024.
The population health management division had $0.5 million of loss before income taxes for the three months ended June 30, 2025 as compared with $0.2 million of loss for the same period in 2024. Strategically, we are focused on the growth of this division principally through the addition of new independent physician associations and have staffed our organization to manage larger numbers of such organizations.
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
On May 2, 2025, the Company acquired 51% membership interest in an Indiana based limited liability company (“Acquiree”) for $2.3 million in cash. As part of the transaction, the Company assumed $8.1 million in outstanding note payable of the Acquiree. The acquisition strengthens the Company’s operations in Indiana and is consistent with our growth initiatives. The noncontrolling interest was measured at cost of $0.8 million for the 49% interest.

As of June 30, 2025, two Real Estate Entities continue to be consolidated in our financial statements as VIEs. We expect that hospitals we open in the future may be leased from new Real Estate Entities which may be owned in whole or part by related parties. Third-party lenders to these entities may require that we provide a guarantee or become co-borrowers under mortgage indebtedness and financings for such facilities. In such instances, we may be required to consolidate these new Real Estate Entities in our financial statements as VIEs.

Corporate and other costs. Corporate and other costs in the three months ended June 30, 2025 totaled $91.2 million as compared to $17.3 million for the same period in 2024, an increase of 428.6%. General and administrative costs include our executive management, accounting, human resources, corporate technology, insurance and professional fees. The increase in corporate and other costs is primarily due to an increase in stock-based compensation of $78.8 million related to obligations for under-construction and ramping hospitals, and an increase in general and administrative expenses of $1.8 million.
Nonoperating items
Interest expense. Interest expense was $5.7 million for the three months ended June 30, 2025 as compared with $5.1 million for the same period of 2024. The increase in interest expense in 2025 is primarily due to the finance lease of the new facility openings throughout 2024 that are fully operating in 2025.
Gain on warrant liability. Gain on warrant liability was zero in the three months ended June 30, 2025 as compared to $3.1 million for the same period of 2024. All relevant warrants were exercised by November 2024.
Income tax expense. Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items is recognized in the period these occur.
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024
Net loss attributable to Nutex Health Inc. increased to $3.5 million, or income of $0.60 per diluted share, for the six months ended June 30, 2025 from a net loss attributable to Nutex Health Inc. of $0.4 million, or a loss of $0.07 per share, for the same period 2024. Our 2025 results were principally affected by higher revenue and cost due to:
•Higher patient visits, which increased by 15.5% during the six months ended June 30, 2025 as compared with the same period of 2024. Same-store mature hospitals visits increased an average of 3.0% versus prior year as well as the opening of four new hospitals in 2024;
•Increased revenue per visit due to success in efforts to obtain higher rates through the Independent Dispute Resolution (“IDR”) process and increased utilization of higher paid services such as increased observation and in-patient stays.
•Higher stock-based compensation to under construction and ramping hospitals of $106.4 million for the six months ended June 30, 2025, an increase of $106.4 million compared to the same period last year.
•Higher income tax expense of $28.0 million for the six months ended June 30, 2025 compared to $1.3 million for the six months ended June 30, 2024, an increase of $26.7 million.
•Higher interest expense of $11.8 million for the six months ended June 30, 2025, an increase of $2.3 million compared to the same period in 2024.
•No gain or loss on warrant liability for the six months ended June 30, 2025 as compared to a $5.7 million gain for the same period in 2024.
Adjusted EBITDA for the six months ended June 30, 2025 increased to $144.4 million from $6.4 million for the comparable period 2024. Refer to Non-GAAP Financial Measures discussed below for a definition and reconciliation of net income (loss) attributable to Nutex Health Inc. to Adjusted EBITDA. The items affecting revenue, stock-based compensation and income tax expense contributed significantly to the increase in Adjusted EBITDA in the 2025 period.
A discussion of our segment results is included below.
Hospital Division. Our revenue for the six months ended June 30, 2025 totaled $440.2 million as compared to $127.6 million for the same period in 2024, an increase of $312.6 million or 244.9%. This increase was attributed to an increase in revenue per visit due to success in efforts to obtain higher rates through the IDR process, an increase in visits and increased utilization of higher paid services such as increased observation and in-patient stays. Of this revenue increase, 195.2% is related to mature hospitals, which are hospitals that were opened by December 31, 2021.

The following table shows the number of patient visits during the periods:

	Six Months Ended June 30,
	2025	2024
Patient visits:
Hospital	93,842	81,276
Total patient visits increased 15.5% during the six months ended June 30, 2025 as compared with the same period in 2024 including the opening of four facilities throughout 2024 which are fully operating in 2025. Of the total patient visit increase, 3.0% related to mature hospitals, which are hospitals opened by December 31, 2021.
The hospital division’s gross profit was $243.5 million during the six months ended June 30, 2025, compared with $33.3 million in the same period in 2024, an increase of 632.0%. Our revenue and operating income for the six months ended June 30, 2025 was positively affected by an increase in revenue per visit due to success in efforts to obtain higher rates through the IDR process, an increase in visits and increased utilization of higher paid services such as increased observation and in-patient stays.
Population Health Management Division. Our total revenue for the six months ended June 30, 2025 was $15.5 million as compared with $15.9 million for the same period in 2024.
The population health management division had less than $0.1 million of income before income taxes for the six months ended June 30, 2025 as compared with $0.6 million of loss for the same period in 2024. Strategically, we are focused on the growth of this division principally through the addition of new independent physician associations and have staffed our organization to manage larger numbers of such organizations.
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
On May 2, 2025, the Company acquired 51% membership interest in an Indiana based limited liability company (“Acquiree”) for $2.3 million in cash. As part of the transaction, the Company assumed $8.1 million in outstanding note payable of the Acquiree. The acquisition strengthens the Company’s operations in Indiana and is consistent with our growth initiatives. The noncontrolling interest was measured at cost of $0.8 million for the 49% interest.

As of June 30, 2025, two Real Estate Entities continue to be consolidated in our financial statements as VIEs. We expect that hospitals we open in the future may be leased from new Real Estate Entities which may be owned in whole or part by related parties. Third-party lenders to these entities may require that we provide a guarantee or become co-borrowers under mortgage indebtedness and financings for such facilities. In such instances, we may be required to consolidate these new Real Estate Entities in our financial statements as VIEs.
Corporate and other costs. Corporate and other costs in the six months ended June 30, 2025 totaled $128.9 million as compared to $26.0 million for the same period in 2024, an increase of 396.4%. General and administrative costs include our executive management, accounting, human resources, corporate technology, insurance and professional fees. The increase in corporate and other costs is primarily due to an increase in stock-based compensation of $106.4 million related to obligations for under-construction and ramping hospitals, and an increase in general and administrative expenses of $3.2 million, offset by the absence of any impairments of assets or goodwill recognized in 2025 period.
Nonoperating items
Interest expense. Interest expense was $11.8 million for the six months ended June 30, 2025 as compared with $9.5 million for the same period in 2024. The increase in interest expense in 2025 is primarily due to the finance lease of the new facility openings throughout 2024 that are fully operating in 2025.

Gain on warrant liability. Gain on warrant liability was zero in the six months ended June 30, 2025 as compared to a $5.7 million gain for the same period in 2024. All relevant warrants were exercised by November 2024.
Income tax expense. Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items is recognized in the period these occur.
Liquidity and Capital Resources
As of June 30, 2025, we had $96.7 million of cash and equivalents, compared to $40.6 million of cash and equivalents as of December 31, 2024.
Significant sources and uses of cash during the first six months of 2025.
Sources of cash:
•Cash from operating activities was $78.2 million, primarily driven by significantly higher net income largely attributable to favorable developments in the arbitration process, which contributed to higher revenue.
•Proceeds from lines of credit of $4.6 million
Uses of cash:
•Repayments of lines of credit and notes payable $6.0 million
•Distributions, net of contributions, to noncontrolling interests totaled $18.5 million; and
•Repayments of finance leases totaled $2.6 million
•Acquisitions of property and equipment totaled $0.8 million
•Payments for acquisitions of businesses, net of cash acquired totaled $2.6 million
Future sources and uses of cash. Our operating activities are financed with cash on hand which is generated from revenues. Most of our hospital facilities are leased from various lessors including related parties. These leases are presented in our unaudited condensed consolidated balance sheets unless the lease is from a consolidated Real Estate Entity. Our growth plans include the development of new hospital locations. We expect that in many of these locations we will lease facilities from newly established entities partially owned by related parties.
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
Indebtedness. The Company’s indebtedness as of June 30, 2025 is presented in Item I, “Financial Statements – Note 8 – Debt” and our lease obligations are presented in Item I, “Financial Statements—Note 9 – Leases.”
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
At June 30, 2025, the Company was not subject to any financial covenants under its outstanding debt arrangements and we had remaining availability of $4.1 million under outstanding lines of credit.
Off-Balance Sheet Arrangements
As of June 30, 2025, we had no material off-balance sheet arrangements.
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
Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies. Adjusted EBITDA follows (in thousands):

	Three Months Ended June 30,
	2025		2024
Reconciliation of net loss attributable to Nutex Health Inc. to Adjusted EBITDA:	(Updated)	(Prior)	(Updated)	(Prior)
Net loss attributable to Nutex Health Inc.	$(17,697)	$(17,697)	$(364)	$(364)
Depreciation and amortization	5,248	5,248	4,533	4,533
Interest expense, net	5,678	5,678	5,055	5,055
Income tax expense	7,588	7,588	893	893
Allocation to noncontrolling interests	(1,275)	(1,275)	(1,628)	(1,628)
EBITDA	(458)	(458)	8,489	8,489
Gain on warrant liability	—	—	(3,060)	(3,060)
Impairment of assets	—	—	3,474	3,474
Impairments of goodwill	—	—	3,197	3,197
Finance lease payments(1)	(6,675)	—	(5,191)	—
Stock-based compensation	78,747	78,747	(61)	(61)
Adjusted EBITDA	$71,614	$78,289	$6,848	$12,039

	Six Months Ended June 30,
	2025		2024
Reconciliation of net income (loss) attributable to Nutex Health Inc. to Adjusted EBITDA:	(Updated)	(Prior)	(Updated)	(Prior)
Net income (loss) attributable to Nutex Health Inc.	$3,520	$3,520	$(728)	$(728)
Depreciation and amortization	10,340	10,340	8,719	8,719
Interest expense, net	11,798	11,798	9,499	9,499
Income tax expense	27,998	27,998	1,283	1,283
Allocation to noncontrolling interests	(2,572)	(2,572)	(3,172)	(3,172)
EBITDA	51,084	51,084	15,601	15,601
Gain on warrant liability	—	—	(5,661)	(5,661)
Impairment of assets	—	—	3,474	3,474
Impairment of goodwill	—	—	3,197	3,197
Finance lease payments(1)	(13,038)	—	(10,163)	-
Stock-based compensation	106,389	106,389	(12)	(12)
Adjusted EBITDA	$144,435	$157,473	$6,436	$16,599

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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
With respect to the three and six months ended June 30, 2025, there have been no material changes in our primary market risk exposures or how those exposures are managed since the information disclosed in our 2024 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of June 30, 2025. Based on this evaluation, the Company concluded that our disclosure controls and procedures were not effective as of June 30, 2025 due to the material weakness previously identified as described below.
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
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
The Company, its consolidated subsidiaries or VIEs may be named in various claims and legal actions in the normal course of business. Based upon counsel and management’s opinion, except for the items listed below, the outcome of such matters is not expected to have a material adverse effect on the unaudited condensed consolidated financial statements.
On April 14, 2025, VLS Emergency Medicine, LLC, Astra Assets, LLC, Right on Hereford, LLC, and Nexus Group Two LLC (collectively, the “ABQ Plaintiffs”) filed an Original Petition against Nutex Health Holdco LLC (“Nutex Holdco”) and Thomas Vo, MD ("Dr. Vo") in the District Court of Harris County, Texas, Cause No. 2025-26239. The ABQ Plaintiffs allege that the May 16, 2024 Amendment to the Contribution Agreement, dated November 23, 2021, was wrongfully executed by Nutex Holdco and Dr. Vo, in his capacity as the authorized “Owners' Representative” (as defined in the Contribution Agreement). The Amendment clarifies that the Parent Stock Price Floor, as defined in the Contribution Agreement, is adjusted for the 2024 Reverse Stock Splits. The Parent Stock Price Floor is used to determine the number of shares to be issued to the ABQ Plaintiffs. Rejecting the reverse stock split adjustment, the ABQ Plaintiffs demand the issuance of a higher number of shares, which would force the Company to grant the ABQ Plaintiffs a higher percentage ownership in the Company, to the detriment of the Company’s other stockholders. Nutex Health disputes the allegation that the Amendment was wrongfully executed and intends to defend against the ABQ Plaintiffs’ demands. The Company cannot guarantee that the ABQ Plaintiffs will not prevail in their demands, which would have a materially adverse effect on the Company and its stockholders. Please see Item 1A. Risk Factors - Our obligation to issue additional shares of our common stock to former owners of under construction hospitals may cause significant dilution of our current stockholders.
On May 12, 2025, Nutex Holdco filed an answer and a counterclaim for attorneys’ fees. On June 2, 2025, Dr. Vo filed an answer and a counterclaim seeking a declaratory judgment and attorneys’ fees. The parties are engaged in written discovery and informal settlement discussions. No depositions have been conducted, and no dispositive motions have been filed. Trial is set for September 21, 2026. Nutex Holdco and Dr. Vo dispute the allegation that the Amendment was wrongfully executed and intend to continue defending against the ABQ Plaintiffs’ demands. The Company cannot guarantee that the ABQ Plaintiffs will not prevail in their demands, which would have a materially adverse effect on the Company and its stockholders. See Item 1A. Risk Factors - Our obligation to issue additional shares of our common stock to former owners of under construction hospitals may cause additional dilution of our current stockholders.
In addition, on May 30, 2025, JBS Fort Smith Hospital Investors, LP; Copper Oaks Emergency Physicians, LLC; KG4JB 5578, PLLC; Mark R. Rucker, PLLC; Premier Macy Management Holdings, LLC; Nicut EMS, LLC; and Tribbey Emergency Services, LLC (collectively, the “Former Ft. Smith Owners”) submitted a Notice of Claim and Draft Complaint (the “Notice”) to Nutex Holdco. In the Notice, the Former Ft. Smith Owners contend that the pre–reverse stock split Parent Stock Price Floor should be used to calculate the number of shares to be issued. There is no pending litigation at this time. The parties are engaged in informal settlement discussions. The Company is unable to predict the outcome of these discussions or determine whether any resolution of the demands made in the Notice will have a materially adverse effect on the Company and its stockholders.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Form 10-K for the year ended December 31, 2024, the risk factors contained in Item 8.01 of our Current Report on Form 8-K filed on August 21, 2025, and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Short sellers of our stock may be manipulative and may drive down the market price of our common stock.
Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. Since it is in the short seller’s interest for the price of the stock to decline, some short sellers publish, or arrange for the publication of, opinions or characterizations regarding the relevant issuer, its business prospects and similar matters calculated to or which may create negative market momentum, which may permit them to obtain profits for themselves as a result of selling the stock short. Issuers whose securities have historically had limited trading volumes or have been susceptible to relatively high volatility levels can be particularly vulnerable to such publications, sometimes known as “short seller attacks.”
On July 22, 2025, a short seller report that contained various allegations against the Company was published, that had an adverse impact on the market price of our common stock. This report disclosed the writer had a short position with respect to our common stock. On July 23, 2025, the closing price of our common stock was $92.90, representing a decrease of $18.29 or 16.5% compared to the closing price of our common stock on July 21, 2025, prior to the publication of the report (See Management’s Arbitration process discussion under Part I. Item 2).
Although we timely responded to what we strongly consider to be false allegations and misleading statements in the report, we cannot assure you that others will not publish similar misleading reports in the future. The publication of any such commentary regarding us may bring about a temporary, or long term, decline in the market price of our common stock. Similar declines in the market price of our common stock may occur in the future, in connection with such commentary by short sellers or otherwise.
In addition, following the publication of short seller reports, companies targeted by these short seller publications have sometimes faced securities class action litigation against the company as a result. Additionally, allegations made by short sellers, whether substantiated or not, could result in investigations by regulators, including the Securities and Exchange Commission. If we were subject to such investigations as a result of such allegations, we could incur substantial costs defending the Company from the lawsuit or such investigation. These could also divert the time and attention of our management from our business and result in negative publicity, which could significantly harm our profitability and reputation.

We may be subject to risks of litigation and disputes.
From time to time, we have been and may become involved in disputes and litigation with former doctor owners, stockholders, government and regulatory agencies or other parties. Such actions could result in the imposition of various remedies such as injunctions or monetary damages, which if awarded could materially and adversely harm our business, subject us to substantial defense costs and expenses, and divert resources and the attention of management from our business. For example, on August 22, 2025, the Company and certain current and former officers and directors were named in a putative class action lawsuit filed in the United States District Court for the Southern District of Texas. The complaint alleges violations of federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class period and seeks, among other things, damages and attorneys’ fees and costs on behalf of the putative class. Following the putative class action lawsuit, in September 2025, the Company and certain of its directors and officers were named in two derivative action lawsuits filed in the United States District Court for the Southern District of Texas. Each of the derivative actions was brought on behalf of the Company by a putative stockholder alleging, among other things, breaches of fiduciary duties and violations of federal securities laws. The complaints seek, among other things, damages and attorneys’ fees and costs. In addition, from time to time, we are, and may become, the subject of inquiries, requests for information, investigations, or other actions by government and regulatory agencies regarding our business. Any such matters, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management, damage our reputation, or otherwise adversely affect our business.
Our obligation to issue additional shares of our common stock to former doctor owners of under construction hospitals may cause significant dilution of the voting power of our current stockholders.
We may be required to issue the additional shares of our common stock to former doctor owners of hospitals that were under construction and non-operational prior to our April 1, 2022 merger. Such former owners, including Dr. Vo, transferred their hospital interests to Nutex Health Holdco LLC in connection with the merger. The aggregate number of additional shares we may be required to issue could significantly dilute the voting power of our existing stockholders. Any such additional shares, including the shares issued to Dr. Vo, will be subject to a 100% lock up for six months, with 66 2/3% of these shares locked up for one year, and, with respect to the remaining 33 1/3%, the lock up expiring 18 months after issuance.
As approved by the stockholders on April 1, 2022, the number of additional shares issuable is equal to (a)(i) the trailing twelve months of earnings before interest, taxes, depreciation and amortization, as determined at the end of each such hospital’s initial 24-month operation period multiplied by (ii) 10; minus (iii) the aggregate amount of the former doctor owners’ capital contribution; minus (iv) such former doctor owners’ pro rata share of the aggregate debt, with the resulting value divided by (b) the greater of (i) the price of the common stock at the end of the operational period or (ii) $420.00 (representing $2.80 as adjusted for the 2024 Reverse Stock Splits, and subject to further adjustment for future stock dividends, combinations, splits, recapitalizations and the like).
With respect to six hospitals, the initial 24-month operational periods expired on or prior to June 30, 2025. Based on the formula described above, we expect the aggregate number of shares issuable to be up to 1,051,924, or approximately 15.9% of our currently outstanding shares, on a fully diluted basis assuming the exercise of all outstanding warrants and options and vesting of all outstanding restricted stock units. The actual issuance is currently pending finalization of the review process with the former doctor owners of each hospital.
With respect to four additional hospitals with an initial 24-month operational period expiring on or prior to December 31, 2026, we estimate, based on current expectations, to issue approximately 283,400 additional shares, or 4.3% of currently outstanding shares. See Part I - Item 1 – Notes to Condensed Consolidated Financial Statements (unaudited) – Note 11 – Stock Based Compensation. This estimated number of shares is calculated on a pro forma basis based on June 30, 2025 operating results and trading price. Since we cannot predict future operating results and trading prices, the actual number of additional shares issued may differ significantly from our estimate.
Former owners of certain under construction hospitals have disputed the number of additional shares issuable to them in accordance with the formula agreed upon at the time of the merger (as described above) and assert, among other things, that the number of shares in the calculation should not be adjusted for the 2024 Reverse Stock Splits. We disagree with these allegations but cannot predict the outcome of these disputes. (Refer to Item 1. -- Legal Proceedings.)

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
Not applicable.
Item 3. Defaults upon Senior Securities
Not Applicable
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
Trading Arrangements
During the three months ended June 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.
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