Form 10-Q
period 2025-09-30
Nutex Health, Inc.
filed 2025-11-19
CIK 1479681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
The Company effected two reverse stock splits of its common stock during 2024: a 1-for-15 reverse stock split effective April 9, 2024 and a 1-for-10 reverse stock split effective July 2, 2024 (the “2024 Reverse Stock Splits”). Unless otherwise indicated, all authorized, issued, and outstanding stock and per share amounts referred to in this Quarterly Report on Form 10-Q have been adjusted to reflect the 2024 Reverse Stock Splits for all prior periods presented. Proportionate adjustments for the 2024 Reverse Stock Splits were made to the exercise prices and number of shares issuable under the Company’s equity incentive plans, and the number of shares underlying outstanding equity awards, as applicable. See Note 1 for information and disclosures relating to adjustments related to the 2024 Reverse Stock Splits.
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
Forward-looking statements involve risks and uncertainties and are based on the current beliefs, expectations, and certain assumptions of management. Some or all of such beliefs, expectations, and assumptions may not materialize or may vary significantly from actual results. Such statements are qualified by important economic, competitive, governmental, and technological factors that could cause our business, strategy, or actual results or events to differ materially from those in our forward-looking statements. When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under, but not limited to, the heading “Item 1A. Risk Factors” included in this Quarterly Report, the Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, and in the Annual Report of Nutex Health Inc. on Form 10-K/A for the year ended December 31, 2024 and other filings of the Company with the United States Securities and Exchange Commission. Although we believe that the expectations reflected in our forward-looking statements are reasonable, actual results could differ materially from those projected or assumed in any of our forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to change, and significant risks and uncertainties that could cause actual conditions, outcomes and results to differ materially from those indicated by such statements. Consequently, all of the forward-looking statements made in this Form 10-Q are qualified by these cautionary statements and there can be no assurance that the actual results or developments anticipated by the Company will be realized or, even if substantially realized, that they will have the expected consequence to or effects on the Company or its business or operations. The Company assumes no obligations to update any such forward-looking statements.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements

NUTEX HEALTH INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$166,048	$40,640
Restricted short-term investments	—	2,941
Accounts receivable	387,409	232,449
Accounts receivable - related parties	7,353	3,602
Inventories	3,158	2,850
Income tax receivable	12,097	—
Prepaid expenses and other current assets	16,586	9,997
Total current assets	592,651	292,479
Property and equipment, net	82,821	77,933
Operating lease right-of-use assets	27,354	27,872
Financing lease right-of-use assets	225,719	218,889
Intangible assets, net	21,555	15,530
Goodwill, net	13,919	13,919
Deferred tax assets	—	7,987
Other assets	499	711
Total assets	$964,518	$655,320

Liabilities and Equity
Current liabilities:
Accounts payable	$45,475	$9,614
Accounts payable - related parties	4,082	806
Lines of credit	5,304	3,554
Current portion of long-term debt	18,004	14,395
Operating lease liabilities, current portion	2,111	2,080
Financing lease liabilities, current portion	7,108	7,705
Accrued arbitration expenses	64,313	47,742
Accrued income tax expense	—	26,533
Accrued stock-based compensation	11,194	16,356
Accrued expenses and other current liabilities	27,865	25,440
Total current liabilities	185,456	154,225
Long-term debt, net	25,574	22,466
Operating lease liabilities, net	30,423	30,617
Financing lease liabilities, net	270,077	259,479
Deferred tax liabilities	14,955	—
Total liabilities	526,485	466,787

Commitments and contingencies (Note 10)

Equity:
Common stock, $0.001 par value; 950,000,000 shares authorized; 6,905,262 and 5,511,452 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	7	6
Additional paid-in capital	615,180	489,409
Accumulated deficit	(298,021)	(356,976)
Nutex Health Inc. equity	317,166	132,439
Noncontrolling interests	120,867	56,094
Total equity	438,033	188,533
Total liabilities and equity	$964,518	$655,320
See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except share and per share amounts)	2025	2024	2025	2024
Revenue:
Hospital division	$260,239	$71,733	$700,488	$199,367
Population health management division	7,565	7,062	23,090	22,964
Total revenue	267,804	78,795	723,578	222,331

Operating costs and expenses:
Payroll	38,817	29,848	109,961	85,249
Contract services	53,837	11,657	153,601	32,482
Medical supplies	3,307	3,983	11,920	12,894
Depreciation and amortization	5,003	4,972	15,343	13,691
Other	11,959	6,418	34,610	23,380
Total operating costs and expenses	112,923	56,878	325,435	167,696

Gross profit	154,881	21,917	398,143	54,635

Corporate and other costs:
Stock-based compensation	13,217	1,964	119,606	1,952
Impairment of assets	—	425	—	3,899
Impairment of goodwill	—	—	—	3,197
General and administrative expenses	11,297	9,865	33,830	29,175
Total corporate and other costs	24,514	12,254	153,436	38,223

Operating income	130,367	9,663	244,707	16,412

Interest expense, net	5,452	5,381	17,250	14,880
Loss on warrant liability	—	6,734	—	1,073
Other (income) expense	976	128	8,570	(711)
Income (loss) before taxes	123,939	(2,580)	218,887	1,170

Income tax expense	27,140	4,585	55,138	5,868

Net income (loss)	96,799	(7,165)	163,749	(4,698)

Less: net income attributable to noncontrolling interests	41,364	1,623	104,794	4,819

Net income (loss) attributable to Nutex Health Inc.	$55,435	$(8,788)	$58,955	$(9,517)

Earnings (loss) per common share
Basic	$8.27	$(1.72)	$9.63	$(1.91)
Diluted	$7.76	$(1.72)	$8.87	$(1.91)
See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
(In thousands, except share data)	Shares	Amount

Balance at December 31, 2023	4,511,199	$5	$470,521	$(409,073)	$17,652	$79,105
Common stock issued for Employee Stock Purchase Plan	746	—	19	—	—	19
Common stock issuance	444,444	—	1,541	—	—	1,541
Debt conversion to common stock	11,824	—	321	—	—	321
Stock-based compensation	—	—	49	—	—	49
Vesting of Restricted Stock Units	1,298	—	—	—	—	—
Reverse stock split adjustment	2,426	—	—	—	—	—
Distributions	—	—	—	—	(481)	(481)
Net loss	—	—	—	(364)	(178)	(542)
Balance at March 31, 2024	4,971,937	$5	$472,451	$(409,437)	$16,993	$80,012
Common stock received in sale of business	(5,060)	—	(30)	—	—	(30)
Common stock issued for Employee Stock Purchase Plan	2,061	—	14	—	—	14
Common stock issued for acquisition	17,640	—	156	—	—	156
Stock-based compensation	—	—	(61)	—	—	(61)
Reverse stock split adjustment	690	—	—	—	—	—
Contributions	—	—	—	—	301	301
Distributions	—	—	—	—	(1,380)	(1,380)
Net income (loss)	—	—	—	(364)	3,374	3,010
Balance at June 30, 2024	4,987,268	$5	$472,530	$(409,801)	$19,288	$82,022
Common stock issued for Employee Stock Purchase Plan	4,300	—	25	—	—	25
Common stock issued for acquisition	47,106	—	250	—	—	250
Stock-based compensation	27,035	—	1,964	—	—	1,964
Warrant exercises	150,000	—	3,820	—	—	3,820
Contributions	—	—	436	—	224	660
Distributions	—	—	—	—	(1,798)	(1,798)
Net income (loss)	—	—	—	(8,788)	1,623	(7,165)
Balance at September 30, 2024	5,215,709	$5	$479,025	$(418,589)	$19,337	$79,778
(Continued)
See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
(In thousands, except share data)	Shares	Amount

Balance at December 31, 2024	5,511,452	$6	$489,409	$(356,976)	$56,094	$188,533
Common stock issued for Employee Stock Purchase Plan	1,161	—	40	—	—	40
Stock-based compensation	422,091	—	23,252	—	—	23,252
Vesting of Restricted Stock Units	15,835	—	—	—	—	—
Distributions	—	—	—	—	(7,364)	(7,364)
Net income	—	—	—	21,217	29,589	50,806
Balance at March 31, 2025	5,950,539	$6	$512,701	$(335,759)	$78,319	$255,267
Common stock issued for Employee Stock Purchase Plan	866	—	65	—	—	65
Asset acquisition noncontrolling interest	—	—	—	—	789	789
Debt conversion to common stock	17,874	—	477	—	—	477
Stock-based compensation	602,798	1	75,304	—	—	75,305
Vesting of Restricted Stock Units	23,032	—	—	—	—	—
Contributions	—	—	152	—	90	242
Distributions	—	—	—	—	(11,412)	(11,412)
Net income (loss)	—	—	—	(17,697)	33,841	16,144
Balance at June 30, 2025	6,595,109	$7	$588,699	$(353,456)	$101,627	$336,877
Common stock issued for Employee Stock Purchase Plan	351	—	42	—	—	42
Common stock issued for acquisition	2,102	—	250	—	—	250
Asset acquisition noncontrolling interest	—	—	—	—	1,200	1,200
Stock-based compensation	307,700	—	26,189	—	—	26,189
Contributions	—	—	—	—	74	74
Distributions	—	—	—	—	(23,398)	(23,398)
Net income	—	—	—	55,435	41,364	96,799
Balance at September 30,2025	6,905,262	$7	$615,180	$(298,021)	$120,867	$438,033
See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2025	2024
Cash flows from operating activities:
Net income	$163,749	$(4,698)
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	15,343	13,691
Loss on warrant liability	—	1,073
Impairment of assets	—	3,899
Impairment of goodwill	—	3,197
Derecognition of goodwill	—	453
Stock-based compensation expense	119,606	1,952
Changes to deferred taxes	22,942	(1,743)
Debt accretion expense	756	805
Changes in operating assets and liabilities:
(Increase)/Decrease in Accounts receivable	(154,960)	(4,253)
(Increase)/Decrease in Accounts receivable - related party	(3,751)	550
(Increase)/Decrease in Inventories	(308)	1,131
(Increase)/Decrease in Income tax receivable	(12,097)	—
(Increase)/Decrease in Prepaid expenses and other current assets	(6,376)	(1,361)
(Increase)/Decrease in Operating right-of-use assets	518	411
Increase/(Decrease) in Accounts payable	36,637	(7,975)
Increase/(Decrease) in Accounts payable - related party	3,276	(39)
Increase/(Decrease) in Operating lease liabilities	(164)	(692)
Increase/(Decrease) in Accrued arbitration expenses	16,571	—
Increase/(Decrease) in Accrued income tax expense	(26,533)	—
Increase/(Decrease) in Accrued expenses and other current liabilities	2,527	16,698
Net cash provided by operating activities	177,736	23,099

Cash flows from investing activities:
Acquisitions of property and equipment	(1,117)	(1,909)
Proceeds from restricted short-term investment	2,941	—
Cash related to sale of business	—	(361)
Cash related to asset acquisition	(1,994)	—
Net cash used in investing activities	(170)	(2,270)

Cash flows from financing activities:
Proceeds from lines of credit	5,043	1,132
Proceeds from notes payable	273	7,015
Repayments of lines of credit	(3,293)	(1,119)
Repayments of notes payable	(8,319)	(8,332)
Repayments of finance leases	(4,004)	(1,924)
Proceeds from common stock issuance, net issuance costs	—	9,202
Proceeds from exercise of warrants	—	801
Members' contributions	316	961
Members' distributions	(42,174)	(3,659)
Net cash provided by (used in) financing activities	(52,158)	4,077
Net increase in cash and cash equivalents	125,408	24,906
Cash and cash equivalents - beginning of the period	40,640	22,002
Cash and cash equivalents - end of the period	$166,048	$46,908

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
The Company employs approximately 880 full-time employees, contracts 255 doctors at our facilities and partners with over 2,100 physicians within our networks as of September 30, 2025. The Company's corporate headquarters is based in Houston, Texas and we were incorporated on April 13, 2000 in the state of Delaware.
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
Refer to Note 11 – Stock-based Compensation for discussion of additional issuances of stock for Under Construction Hospitals, an obligation within the Contribution Agreements.
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
As a result of the 2024 Reverse Stock Splits, the Company had 5,511,452 shares of common stock outstanding as of December 31, 2024, inclusive of whole shares issued for fractional shares, and the number of authorized shares of common stock remained at 950,000,000. The Company had 6,905,262 shares of common stock outstanding as of September 30, 2025.

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
Note 3 – Revenue
The Company disaggregates revenue from contracts with customers into types of services or products, consistent with the Company's reportable segments, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Hospital division revenue	$260,239	$71,733	$700,488	$199,367
Population health management division revenue	7,565	7,062	23,090	22,964
Total revenue	$267,804	$78,795	$723,578	$222,331
Hospital division revenue. We receive payment for facility services rendered by us from federal agencies, private insurance carriers, and patients. The Physician LLCs receive payment for doctor services from these same sources. On average, greater than 99% of our net patient service revenue is paid by insurers and other non-patient third parties. The remaining revenue is paid by our patients in the form of copays, deductibles and self-payment. We generally operate as an out-of-network provider and, as such, do not have negotiated reimbursement rates with insurance companies.

The following tables present the allocation of the estimated transaction price with the patient among the primary patient classification of insurance coverage:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Insurance	97%	95%	97%	93%
Self pay	1%	2%	1%	4%
Workers compensation	1%	2%	1%	2%
Medicare/Medicaid	1%	1%	1%	1%
Total	100%	100%	100%	100%
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
On July 1, 2024, we engaged with a third-party IDR vendor, HaloMD, to further support all our out of network claims and determine which claims would be beneficial to arbitrate (see Management's Arbitration process discussion under Part I. Item 2). The IDR process can take up to three to five months to receive payments. To facilitate the dispute arbitration process, the Company incurred fees payable to the Centers for Medicare and Medicaid Services (“CMS”), the organizations that arbitrate the payment amount between the plan and providers known as independent dispute resolution entities (“IDRE”), and commission and fees to the third-party IDR vendor. IDRE fee payments represent refundable payments if arbitrations are successful. Therefore, these payments are reported as prepaid and other current assets in the consolidated balance sheets. The unsuccessful portion of the IDRE fee payments is written off to contract services expense in the consolidated statements of operations. Prepaid expenses related to IDRE fees was $11.8 million as of September 30, 2025. Accounts payable to the third-party IDR vendor was $34.7 million as of September 30, 2025. Total accrued arbitration expenses were $64.3 million as of September 30, 2025.
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
Note 4 - Acquisitions
May 2025 Acquisition of controlling interest and consolidation
On May 2, 2025, the Company acquired a 51% membership interest in an Indiana-based limited liability company (“May 2025 Acquiree”) for $2.3 million in cash. The Company determined that the May 2025 Acquiree does not meet the definition of a business under ASC 805-10-55-5A. Accordingly, the transaction was accounted for as an asset acquisition under ASC 805-50. The identifiable assets acquired and liabilities assumed were recognized based on their relative fair values.

The Company concluded that the May 2025 Acquiree is a voting interest entity and that it has a controlling financial interest based on its majority voting rights and operational control. As such, the Company consolidated the May 2025 Acquiree under the voting interest model in accordance with ASC 810-10 as of the acquisition date.

As part of the transaction, a noncontrolling interest representing 49% ownership in May 2025 Acquiree was recognized and is accounted for at cost. The noncontrolling interest does not have substantive participating rights.

The following table summarizes the allocation of the purchase consideration: is the net amount of May 2025 Acquiree's identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash and cash equivalents	$309
Building and improvements	8,734
Land	2,127
Note payable assumed	(8,078)
Net identifiable assets acquired	$3,092
The following is a summary of the total consideration paid and the noncontrolling interest at cost (in thousands):

Cash consideration transferred	2,303
Fair value of noncontrolling interest (49%)	789
Total consideration transferred	$3,092
Prior to the acquisition, a wholly owned subsidiary of the Company was the lessee under a financing lease with May 2025 Acquiree. Upon acquisition, the lease arrangement became an intercompany transaction within the consolidated group. Accordingly, the right-of-use asset and corresponding lease liability previously recognized under ASC 842 were eliminated in consolidation. For purposes of consolidation and in accordance with ASC 842, the effect of elimination is adjusted against the acquired asset's carrying amount determined as follows (in thousands):

Building and improvements	8,734
Lease derecognition upon consolidation	(2,679)
Adjusted carrying value of building and improvements	$6,055
No goodwill was recognized in connection with the acquisition, consistent with the guidance in ASC 805. The operating results of May 2025 Acquiree have been included in the Company’s consolidated financial statements beginning on the acquisition date.
September 2025 Asset Acquisition
On September 19, 2025, the Company, through its consolidated subsidiary acquired certain assets and assumed specific liabilities of a non-operational hospital facility located in St. Louis, Missouri ("September 2025 Acquiree") pursuant to an asset purchase agreement.
The Company determined September 2025 Acquiree does not meet the definition of a business under ASC 805-10-55-5A. Accordingly, the transaction was accounted for as an asset acquisition under ASC 805-50. The identifiable assets acquired and liabilities assumed were recognized based on their relative fair values.
In exchange for the assets acquired, the Company agreed to: (i) $5.8 million of seller note, (ii) real property and equipment lease obligations, (iii) make a deferred payment of $1.0 million over 10 years, and (iv) issue a 15% membership interest in the consolidated subsidiary over a two-year period. The equity interest vests based on operational milestones, and is accounted for as purchase consideration rather than compensation, as no continuing services are required of the seller.
The following table summarizes the preliminary allocation of the purchase consideration to the identifiable assets acquired and liabilities assumed (in thousands):

Furniture and fixtures	$1,000
Intangible asset - Certificate of Need	7,000
Total identifiable assets acquired	$8,000

The following table summarizes the total consideration for the acquisition (in thousands):

Seller note	5,800
Deferred payment obligation	1,000
Equity interest in September 2025 Acquiree issued to seller	1,200
Total purchase consideration	$8,000
As a result of the transaction, the consolidated subsidiary was determined to be a VIE under ASC 810 due to insufficient equity at risk and its reliance on guarantees and financial support from the Company. The Company is the primary beneficiary of the consolidated subsidiary and consolidates its financial results. See Note 18 - Variable interest entities for additional information.
No goodwill was recognized in connection with the acquisition, consistent with ASC 805-50. The consolidated subsidiary remains in development stage, and no revenue or operating expenses have been included in the Company's consolidated results as of the acquisition date.
Note 5 - Property and Equipment, net
The principal categories of property and equipment, net are summarized as follows (in thousands):

	Useful Life (years)	September 30,	December 31,
		2025	2024
Buildings and improvements	39	$25,613	$19,650
Land	—	6,537	4,410
Leasehold improvements	10-39	28,375	28,126
Construction in progress	—	1,764	1,892
Medical equipment	10	35,297	35,395
Office furniture and equipment	7	5,300	3,985
Computer hardware and software	5	7,750	7,579
Vehicles	5	94	95
Signage	10	2,121	2,072
Total cost		112,851	103,204
Less: accumulated depreciation		(30,030)	(25,271)
Total property and equipment, net		$82,821	$77,933
We consolidate two Real Estate Entities in the Company. We acquired one Real Estate Entity in the second quarter of 2025. Two of the three Real Estate Entities are VIEs. Refer to Note 18 – Variable Interest Entities.
Depreciation and amortization of property and equipment for the three months ended September 30, 2025 and 2024 totaled $1.7 million and $1.8 million, respectively, and for the nine months ended September 30, 2025 and 2024 totaled $5.1 million and $5.0 million, respectively.

Note 6 – Intangible Assets and Goodwill
Intangible Assets. The following tables provide detail of the Company’s intangible assets (in thousands):

As of September 30, 2025	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Member relationships	15	$18,491	$(4,173)	$14,318
Trademarks	7	474	(237)	237
Total amortizing intangible assets		$18,965	$(4,410)	$14,555
Indefinite-lived intangible asset - Certificate of Need		7,000	—	7,000
Total intangible assets		$25,965	$(4,410)	$21,555

As of December 31, 2024
Amortizing intangible assets:
Member relationships	15	$18,491	$(3,248)	$15,243
Trademarks	7	474	(187)	287
Total		$18,965	$(3,435)	$15,530
Member relationships and trademarks are associated with existing entities in the population health management division.
During the three months ended September 30, 2025, the Company acquired an indefinite-lived intangible asset consisting of a state-issued Certificate of Need ("CON") associated with the operation of one of its hospital facilities. The Company determined that the CON has an indefinite useful life because it is renewable at minimal cost and is expected to contribute to cash flows indefinitely. Accordingly, the asset is not amortized, but is tested for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. As of September 30, 2025, the carrying amount of the indefinite-lived intangible asset was $7.0 million.
Amortization of intangible assets for the three months ended September 30, 2025 and 2024 totaled $0.3 million and $0.3 million, respectively, and for the nine months ended September 30, 2025 and 2024 totaled $1.0 million and $1.1 million, respectively.
As of September 30, 2025, expected amortization of intangible assets for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Year ended December 31,	Amount

Remainder of 2025	$325
2026	1,300
2027	1,300
2028	1,300
2029	1,300
Thereafter	9,030
Total Intangible Assets	$14,555

Goodwill. The carrying amount of goodwill by operating segment is as follows (in thousands):

	Hospital Division	Population Health Management Division	Total
Balance as of September 30, 2025
Goodwill	1,139	415,251	416,390
Accumulated impairment losses	(1,139)	(401,332)	(402,471)
	$—	$13,919	$13,919
Note 7 – Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2025	2024

Accrued wages and benefits	$16,849	$14,123
Accrued supplier expenses	4,049	4,205
Accrued medical claims	3,899	3,564
Accrued other taxes	2,502	1,130
Accrued other	566	2,418
Total accrued expenses and other current liabilities	$27,865	$25,440
Note 8 – Debt
The Company’s outstanding debt is shown in the following table (dollars in thousands):

	Maturity Dates	Interest Rates	September 30,	December 31,
			2025	2024

Term loans secured by all assets	04/2026 - 09/2035	3.60 - 12.00%	$13,924	$9,665
Term loans secured by property and equipment	11/2025 - 1/2030	3.41 - 7.82%	7,295	9,028
Term loan secured by deposits	04/2025	7.36%	—	1,989
Line of credit secured by all assets	10/2025 - 01/2026	3.25 - 8.50%	5,304	3,521
Term loans of consolidated Real Estate Entities	05/2028 - 03/2037	3.50 - 3.59%	10,879	11,811
Seller note	09/2035	8.00%	5,800	—
Deferred payment	09/2035	10.00%	1,000	—
Unsecured convertible term notes	10/2025	8.00 - 10.00%	4,908	5,385
Total			49,110	41,399
Less: unamortized issuance costs and discount			228	984
Less: short-term lines of credit			5,304	3,554
Less: current portion of long-term debt			18,004	14,395
Total long-term debt			$25,574	$22,466
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
At September 30, 2025, the Company was not subject to any financial covenants under its outstanding debt arrangements and we had remaining availability of $5.9 million under outstanding lines of credit.
In connection with the September 2025 asset acquisition, the Company, through its consolidated subsidiary, issued a seller note with a fair value of approximately $5.8 million. The note bears interest at 8% per annum and is payable over 10 years, with the first principal and interest payment deferred for 12 months following the closing date. The seller note was issued as consideration for the acquired assets, which primarily included a certificate of need with a fair value of $7.0 million. The note represents long-term financing associated with the acquisition and is classified within long-term debt on the consolidated balance sheet.
As part of the same transaction, the Company also agreed to make a deferred cash payment of $1.0 million, which was recognized at its present value at a 10% discount rate. The deferred payment is payable in installments over 10 years, with the first payment due 19 months after the closing date of September 19, 2025. This obligation was included as part of the total purchase consideration and is reflected within long-term debt in the accompanying consolidated financial statements.
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
The Company appointed Emerson Equity LLC as placement agent for the September 2023 Private Offering. Per the Placement Agent Agreement, the Company agrees to pay (i) a cash commission equal to 10% of the gross proceeds and (ii) warrants to purchase a number of common stock equal to 20% of the total number of shares issuable upon conversion or exercise of the Unsecured Convertible Term Notes and Warrants, as applicable. For the three and nine months ended September 30, 2025, no warrants were exercised. For the nine months ended September 30, 2025, $0.5 million of the Unsecured Convertible Term Notes converted to 17,874 shares based on the terms noted above.
The net carrying amount of the Unsecured Convertible Term Notes was $4.8 million and $4.5 million as of September 30, 2025 and December 31, 2024, respectively, and the weighted average effective interest rate on the convertible debt was 21.5% for both periods.
The Unsecured Convertible Term Notes interest expense was $0.3 million for the three months ended September 30, 2025, comprising $0.2 million in amortization expense and $0.1 million in accrued interest expense. For the nine months ended September 30, 2025 interest expense was $1.0 million, comprising $0.7 million in amortization expense and $0.3 million in accrued interest expense. For the three months ended September 30, 2024, interest expense was $0.3 million, comprising of $0.2 million in amortization expense and $0.1 million in accrued interest expense. For the nine months ended September 30, 2024, interest expense was $1.0 million, comprising of $0.7 million in amortization expense and $0.3 million in accrued interest expense.
Note 9 – Leases
We have entered into hospital property, office and equipment rental agreements with various lessors including related parties. The following tables disclose information about our leases of property and equipment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Operating lease cost	$1,100	$228	$3,291	$1,442

Finance lease cost:
Amortization of right-of-use assets	$3,195	$2,912	$9,855	$7,591
Interest on lease liabilities	5,063	4,516	15,508	12,033
Total finance lease cost	$8,258	$7,428	$25,363	$19,624
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
Please read Part II - Item 1. Legal Proceedings.
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
Total stock-based compensation expense for the three months ended September 30, 2025 and 2024 was $13.2 million and $2.0 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $119.6 million and $2.0 million, respectively. Stock-based compensation expense includes amounts recognized for awards granted to employees for services rendered and non-employee arrangements, specifically the obligations for under-construction and ramping hospitals (the “Additional Merger Shares”).
For the three and nine months ended September 30, 2025, approximately 99.5% of total stock-based compensation expense of $13.2 million and $119.6 million, respectively, are due to the obligations for under-construction and ramping hospitals, noted below.

Obligations for under-construction and ramping hospitals. Under the terms of the Contribution Agreements, Nutex Owners of the Ramping and Under Construction Hospitals (as determined on April 1, 2022) are eligible to receive a one-time additional issuance of Company common stock.
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

Of the 17 Under Construction Hospitals,
•Seven hospitals with Measurement Periods ended on or before September 30, 2025.
•Three hospitals with Measurement Periods that end after September 30, 2025.
•Three hospitals with no defined Measurement Periods as these hospitals have not opened as of September 30, 2025.
•Four hospitals with no Measurement Period as these hospitals' development plans have been abandoned.
In the tables below, we show the number of shares issuable, the number of shares issued to date, and compensation expense recognized with respect to hospital with Measurement Periods that ended prior to the end of September 30, 2025.
Measurement Periods ending on or prior to September 30, 2025 (dollars in thousands):

Number of Hospitals	End of Measurement Period	Number of Shares Issuable	Number of Shares Issued to Date	Inception-to-date Compensation Expense	Year-to-date 2025 Compensation Expense
1	February 28, 2023	—	—	$—	$—
2	February 29, 2024	27,035	27,035	458	—
1	February 28, 2025	422,091	422,091	23,173	15,942
2	June 30, 2025	602,798	602,798	75,042	68,962
1	August 31, 2025	307,700	307,700	25,927	22,881
7		1,359,624	1,359,624	$124,600	$107,785
In the table below, we show the estimated number of shares issuable to four hospitals with Measurement Periods that end after September 30, 2025 and are operating, but showing a pro forma calculation as if the respective Measurement Periods had ended on September 30, 2025. Since we cannot predict the future operating results of a particular hospital or the Nutex Health trading price at the end of such particular Measurement Period, the actual number of shares issuable to the Nutex Owners of such Hospital cannot be determined.
Measurement Periods ending after September 30, 2025 (dollars in thousands):

Number of Hospitals	End of Measurement Period	Estimated Number of Shares Issuable	Estimated Compensation Expense	Inception-to-date Compensation Expense	Year-to-date 2025 Compensation Expense
1	March 31, 2026	21,100	1,550	$1,355	$1,355
1	November 30, 2026	150,200	10,061	7,541	7,541
1	December 31, 2026	47,300	3,122	2,298	2,298
3		218,600	$14,733	$11,194	$11,194
The Company measures these obligations as liability-classified stock-based compensation at fair value (level 3) on each reporting date until settlement, with changes in fair value recognized in the consolidated statement of operations. The fair value of these awards is determined using Monte Carlo simulation, which incorporates inputs such as expected term, volatility, risk-free interest rate, dividend yield and the probability of achieving performance conditions. At September 30, 2025, the aggregate liability recorded for these obligations was $11.2 million as compared to $16.4 million at December 31, 2024. The change in fair value recognized in the consolidated statements of operations for three months ended September 30, 2025 and 2024 was $13.2 million and $1.8 million, respectively, and for the nine months ended September 30, 2025 and 2024 was $119.6 million and $1.7 million, respectively.

Options. The following table summarizes stock-based awards activity:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Options outstanding at December 31, 2023	27,590	$335.75	6.94
Options exercised	—	—
Options cancelled	(3,334)	367.51
Options outstanding at September 30, 2024	24,256	$335.75	5.68

Options outstanding at December 31, 2024	21,965	$331.34	5.45
Options exercised	—	—
Options cancelled	(2,200)	330.72
Options outstanding at September 30, 2025	19,765	$331.40	4.80
Options outstanding as of September 30, 2025 consisted of:

Expiration Date	Number Outstanding	Number Exercisable	Exercise Price

December 31, 2025	500	500	225.00
December 31, 2025	300	300	241.50
December 31, 2025	1,214	1,214	412.50
December 31, 2025	68	68	834.00
May 11, 2027	1,001	1,001	225.00
June 9, 2027	167	167	376.50
January 27, 2030	1,115	1,115	225.00
January 28, 2031	6,667	6,667	241.50
September 9, 2031	8,232	8,232	412.50
December 17, 2031	501	501	525.00
Total	19,765	19,765
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

For grants of restricted stock units, we recognize compensation expense over the applicable vesting period equal to the fair value of our common stock at grant date. Grants of restricted stock units generally vest one third per year on each of the first three anniversaries of the grant date. The following table summarizes activity in restricted stock units:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share

Non-vested awards, December 31, 2023	3	$151.50
Granted	118	5.40
Forfeitures	(3)	92.48
Vested	(1)	151.50
Non-vested awards, September 30, 2024	117	$37.23

Non-vested awards, December 31, 2024	117	$37.23
Granted	61	41.15
Forfeitures	(7)	5.40
Vested	(37)	72.76
Non-vested awards, September 30, 2025	134	$36.20
As of September 30, 2025 and 2024, we estimate $2.4 million and $0.7 million, respectively, of unrecognized compensation cost related to restricted stock units issued to our employees to be recognized over the weighted-average vesting period of 1.6 years and 1.7 years, respectively.
Employee Stock Purchase Plan. In May 2023, the Board adopted the 2023 Employee Stock Purchase Plan (“2023 ESPP”), which was subsequently approved by the Company’s stockholders and became effective in June 2023. The 2023 ESPP authorizes the initial issuance of up to 33,333 shares (5,000,000 prior to the 2024 Reverse Stock Splits) of the Company’s common stock to eligible employees, who are entitled to purchase shares of common stock equal to 85% of the closing price on the purchase date with accumulated payroll deductions. During the three months ended September 30, 2025 and 2024, the Company issued 351 shares and 4,300 shares, respectively, and for the nine months ended September 30, 2025 and 2024, the Company issued 2,378 shares and 7,107 shares, respectively, under the ESPP.
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

Common Stock Warrants. Warrant activity is as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)

Warrants outstanding at December 31, 2023	135,537	$158.16	4.42
Warrants issued	444,445	6.80
Warrants exercised	71,801	30.00
Warrants expired	(150,000)	5.34
Warrants outstanding at September 30, 2024	501,783	$50.15	4.56

Warrants outstanding at December 31, 2024	207,338	$113.78	3.68
Warrants issued	—	—
Warrants exercised	—	—
Warrants expired	(3,701)	1,000.50
Warrants outstanding at September 30, 2025	203,637	$97.68	3.26
Warrants outstanding as of September 30, 2025 consisted of:

Expiration Date	Number Outstanding	Number Exercisable	Exercise Price

October 31, 2025	10,444	10,444	232.50
October 31, 2025	108	108	187.50
February 26, 2026	1,922	1,922	600.00
July 31, 2026	16,888	16,888	232.50
May 31, 2027	30,674	30,674	262.50
September 30, 2029	16,501	16,501	30.00
October 31, 2029	57,250	57,250	30.00
November 30, 2029	5,167	5,167	30.00
December 31, 2029	64,683	64,683	30.00
Total	203,637	203,637
Note 13 – Income Taxes
Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items is recognized in the period these occur.
Our effective tax rate was 21.9% and (177.7)% for the three months ended September 30, 2025 and 2024, respectively, and for the nine months ended September 30, 2025 and 2024 was 25.2% and 501.2%, respectively. The primary difference from the federal statutory rate of 21% is related to state taxes, income of noncontrolling interests in flow-through entities and permanent differences for non-deductible expenses.

Note 14 – Earnings (Loss) per Share
The following is the computation of earnings per basic and diluted share (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$55,435	$(8,788)	$58,955	$(9,517)
Denominator:
Weighted average shares used to compute basic and diluted EPS	6,701,240	5,100,030	6,124,871	4,973,463
Basic earnings (loss) per share:	$8.27	$(1.72)	$9.63	$(1.91)

Diluted earnings (loss) per share:
Numerator:
Net loss attributable to common stockholders		$(8,788)		$(9,517)
Dilutive net income attributable to common stockholders	55,705		59,738
Denominator:
Weighted average shares used to compute basic EPS	6,701,240	5,100,030	6,124,871	4,973,463
Dilutive effect of convertible note	161,667	—	161,667	—
Dilutive effect of common stock warrants	99,667	—	88,407	—
Dilutive effect of unvested restricted stock	110,152	—	108,492	—
Dilutive effect of contingently issuable shares	104,802	—	251,507	—
Weighted average shares used to compute diluted EPS	7,177,528	5,100,030	6,734,944	4,973,463
Diluted earnings (loss) per share:	$7.76	$(1.72)	$8.87	$(1.91)
For the periods presented, potentially dilutive outstanding securities, which include stock options, restricted stock units, warrants and common stock issuable upon conversion of outstanding convertible debt, have been excluded from the computation of diluted net loss per share as their effect would be anti-dilutive for each period presented. As such the weighted average number of common shares outstanding used to calculate both basic and diluted net loss per share are the same for each period presented.

Note 15 - Supplemental Cash Flows Information
The below supplemental cash flows information is presented in thousands:

	Nine Months Ended September 30,
	2025	2024
Cash paid for interest on long-term debt	$1,963	$2,460
Cash paid for interest on finance leases	15,508	—
Cash paid for operating leases	2,937	—
Cash paid for income taxes	70,095	1,552
Non-cash investing and financing activities:
Financed capital expenditures	121	1,039
Acquisition of finance leases	29,014	15,629
Warrant liability related to common stock issuance	—	7,662
Common stock issued for Employee Stock Purchase Plan	147	59
Convertible debt converted to common stock	477	321
Payment for acquisition in common stock	—	406
Common stock received in sale of business	—	30
Net reversal of financing lease due to acquisition of lessor	(15,008)	—
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
Reportable segment information, including intercompany transactions, is presented below (in thousands):

	September 30,	December 31,
	2025	2024
Assets:
Hospital division	$900,924	$607,590
Population health management division	28,322	28,338
Real estate division	35,272	19,392
Total Assets	$964,518	$655,320

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue from external customers:
Hospital division	$260,239	$71,733	$700,488	$199,367
Population health management division	7,565	7,062	23,090	22,964
Total revenue	$267,804	$78,795	$723,578	$222,331

Segment expenses:
Hospital division
Payroll	$38,431	$29,196	$108,914	$82,398
Contract services	47,813	6,484	133,601	15,077
Medical supplies	3,307	3,983	11,920	12,893
Other hospital division expenses	12,026	6,257	34,486	21,487
Hospital division expenses	101,577	45,920	288,921	131,855
Population health management division expenses	6,341	5,987	21,171	22,150
Total segment expenses	$107,918	$51,907	$310,092	$154,005

Depreciation and amortization:
Hospital division	$4,553	$4,637	$13,996	$12,072
Population health management division	341	361	1,020	1,193
Real estate division	109	(26)	327	426
Total depreciation and amortization	$5,003	$4,972	$15,343	$13,691

Segment gross profit (loss):
Hospital division	$154,107	$21,438	$397,571	$54,700
Population health management division	883	479	899	(65)
Real estate division	(109)	—	(327)	—
Total segment gross profit	$154,881	$21,917	$398,143	$54,635

Consolidated operating income:
Total segment gross profit	$154,881	$21,917	$398,143	$54,635
Corporate and other costs	(24,514)	(12,254)	(153,436)	(38,223)
Consolidated operating income	$130,367	$9,663	$244,707	$16,412

Segment income:
Hospital division
Hospital division gross profit	$154,107	$21,438	$397,571	$54,700
Interest expense, net	5,651	5,385	17,074	14,890
Other expense (income)	990	384	8,644	(492)
Hospital division income before income taxes	$147,466	$15,669	$371,853	$40,302
Population health management division income before income taxes	886	868	905	295
Real estate division loss before income taxes	(109)	-	(327)	—
Non-segment loss before income taxes	(24,304)	(19,117)	(153,544)	(39,427)
Income (loss) before income taxes	$123,939	$(2,580)	$218,887	$1,170

Capital expenditures:
Hospital division	$490	$617	$1,387	$1,909
Total capital expenditures	$490	$617	$1,387	$1,909

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
The Physician LLCs had outstanding obligations to their member owners, who are also Company stockholders, totaling less than $0.8 million at both September 30, 2025 and December 31, 2024 reported within accounts payable – related party in our unaudited condensed consolidated balance sheets.
Most of our hospital division facilities are leased from real estate entities which are owned by related parties. These leases are typically on a triple net basis where our hospital division is responsible for all operating costs, repairs and taxes on the facilities. Our obligations under these leases are presented in Note 9 – Leases. For the three months ended September 30, 2025 and 2024, we made cash payments totaling $5.7 million and $5.1 million, respectively, and for the nine months ended September 30, 2025 and 2024, we made cash payments totaling $16.6 million and $14.7 million for those lease obligations. In addition, the building that houses the Company's corporate headquarters is owned by our CEO and leased to the Company, and lease payments under this arrangement are included in the lease obligation totals.
•We consolidate Real Estate Entities as VIEs when they do not have sufficient equity at risk and our hospital entities are guarantors or co-borrowers under their outstanding mortgage loans. Two of the three consolidated Real Estate Entities have mortgage loans payable to third parties which are collateralized by the land and buildings, and continue to be consolidated in our financial statements as of September 30, 2025. We have no direct ownership interest in two of the Real Estate Entities, but they are owned and, in some instances, controlled by related parties including our CEO.
•Accounts receivable – related party included $7.3 million and $4.3 million at September 30, 2025 and December 31, 2024, respectively, due from noncontrolling interest owners of consolidated ER Entities.
•Accounts payable – related party in our unaudited condensed consolidated balance sheets included $2.0 million at September 30, 2025 and zero at December 31, 2024 for reimbursement of expenses incurred on our behalf.
In addition, we have outstanding obligations of contributions for facilities currently under construction totaling $2.2 million and $1.6 million at September 30, 2025 and December 31, 2024, respectively, reported within accounts payable-related party in our unaudited condensed consolidated balance sheets.

Note 18 – Variable Interest Entities
The following tables provide the balance sheet amounts for consolidated VIEs (in thousands):

	September 30, 2025
	Real Estate Entities	Physician LLCs	Facility Entity	IPAs

Current assets	$1,344	$103,929	$—	$10,791
Property and equipment, net	18,927	4	1,000	103
Other long-term assets	—	—	20,274	—

Total assets	$20,271	$103,933	$21,274	$10,894

Current liabilities	—	25,425	131	10,894
Long-term liabilities	10,839	—	20,007	—

Total liabilities	10,839	25,425	20,138	10,894

Equity	9,432	78,508	1,136	—

Total liabilities and equity	$20,271	$103,933	$21,274	$10,894

	December 31, 2024
	Real Estate Entities	Physician LLCs	IPAs

Current assets	$122	$23,041	$10,109
Property and equipment, net	19,276	4	116
Total assets	$19,398	$23,045	$10,225

Current liabilities	—	—	10,225
Long-term liabilities	11,768	—	—

Total liabilities	11,768	—	10,225

Equity	7,630	23,045	—

Total liabilities and equity	$19,398	$23,045	$10,225
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
Two Real Estate Entities are consolidated by the Company as VIEs because they do not have sufficient equity at risk and our hospital entities are guarantors of their outstanding mortgage loans. We have been working with the third-party lenders to remove our guarantees of their outstanding mortgage loans. As these guarantees are released, the associated Real Estate Entity no longer qualifies as a VIE and is deconsolidated. As of September 30, 2025, two Real Estate Entities continue to be consolidated as VIEs in our financial statements.
In addition, during the third quarter of 2025, the Company, through its consolidated subsidiary, acquired certain assets and assumed specific liabilities of a non-operational hospital facility located in St. Louis, Missouri. The consolidated subsidiary was determined to be a VIE under ASC 810 due to insufficient equity investment at risk and its reliance on financial support and guarantees from the Company, including a $5.8 million seller note payable. The Company holds a 100% ownership interest in consolidated subsidiary which will decrease by 15% evenly over a two-year period and has both (i) the power to direct the activities that most significantly affect the consolidated subsidiary's economic performance and (ii) the obligation to absorb potentially significant losses or the right to receive potentially significant benefits. Accordingly, the Company is the primary beneficiary and consolidates the entity as a VIE. As of September 30, 2025, the consolidated subsidiary remained non-operational and did not contribute revenues or expenses to the Company's consolidated results. See Note 4 - Acquisitions for more details around the acquisition.
Note 19 - Subsequent Events
The Company has evaluated subsequent events through the filing of this report. Management identified the following event that warrant disclosure:
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
At September 30, 2025, we employed approximately 880 full-time employees, contracted 255 doctors at our facilities and partnered with over 2,100 physicians within our networks. Our corporate headquarters is based in Houston, Texas. We were incorporated on April 13, 2000 in the state of Delaware.
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
The Real Estate Entities own the land and hospital buildings which are leased to our hospital entities. The Real Estate Entities have mortgage loans payable to third parties which are collateralized by the land and buildings. We consolidate certain Real Estate Entities as VIEs in instances where our hospital entities are guarantors or co-borrowers under their outstanding mortgage loans. As of September 30, 2025, two Real Estate Entities continue to be consolidated as VIEs in our financial statements.
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
We receive payment for facility services rendered by us from federal agencies, private insurance carriers and patients. The Physician LLCs receive payment for doctor services from these same sources. On average, greater than 99% of our net patient service revenue is paid by insurers, federal agencies and other non-patient third parties. The remaining revenues are paid by our patients in the form of copays, deductibles and self-payment. We generally operate as an out-of-network provider and as such, do not have negotiated reimbursement rates with insurance companies.
The following tables present the allocation of the transaction price with the patient between the primary patient classification of insurance coverage:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Insurance	97%	95%	97%	93%
Self pay	1%	2%	1%	4%
Workers compensation	1%	2%	1%	2%
Medicare/Medicaid	1%	1%	1%	1%
Total	100%	100%	100%	100%
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

•Federal Court vacates 2021 HHS interim final rules to ensure fair and accurate rates (TMA III)

On November 30, 2022, the TMA filed a lawsuit challenging the methodology of the federal regulator’s calculation of the QPA. The interim final rules allowed consideration of all negotiated rates, including those provided in contracts with providers who do not actually provide the particular service (ghost rates). On August 24, 2023, the federal district court vacated several aspects of the regulations mandating the methodology for the QPA calculation. On October 30, 2024, the United States Court of Appeals for the Fifth Circuit (“Fifth Circuit”) reversed the district court’s vacatur of the QPA calculation methodology. However, on December 17, 2024, the Fifth Circuit ordered that the mandate be withheld and on May 30, 2025 vacated the previous opinion and held an en banc oral argument on September 24, 2025. No final en banc opinion has been issued. We cannot predict how such final opinion will affect the QPA calculation or the opinion's impact on out-of-network payments awarded in the IDR process.

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

On July 1, 2024, we engaged HaloMD, a third-party expert, to further support all our out of out-of-network claims and determine which claims would be beneficial to arbitrate. HaloMD specializes in independent dispute resolution through the NSA and state regulations for out-of-network healthcare providers. Nutex Health determines which claims to submit to arbitration. Given the complexity of the federal arbitration process and its interaction with state surprise billing laws, it is crucial for providers like Nutex Health to seek tech-enabled expert assistance in the highly complex submission process. This third-party expertise, such as that provided by HaloMD, is essential for navigating the complexity of submission of claims in bifurcated states where either state or federal law may apply, depending on the insurance coverage and services provided.

“Bifurcated” states are states in which some out-of-network services are subject to the federal IDR process and others are subject to a specified state law or all-payer model agreement. The out-of-network services subject to either federal or state jurisdiction differ from state to state, rendering the medical billing process highly complex. HaloMD assists Nutex throughout our arbitration process in the bifurcated states of Texas, Florida, New Mexico, and the non-bifurctaed states of Arizona, Arkansas, Idaho, Indiana, Kansas, Louisiana, Oklahoma, and Wisconsin, when we conclude that the payor has not properly paid or underpaid a claim for services as required under the NSA. In that regard, HaloMD works closely with us in navigating the following key areas:

•Documentation Submission. Based on the information and data we provide to HaloMD, using a proprietary data driven process, HaloMD submits the required documentation to the CIDRE through the federal portal.

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

•Offer Determination. HaloMD, using proprietary data analysis and benchmarking, determines the appropriate offer amount on our behalf.

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

•The Federal IDR program dispute closure volume continues to rise month over month. CIDREs closed 264,805 disputes in May 2025, 8% more than April 2025 (244,705) and 26% more than were initiated in March 2025 (209,637).

•Future Expectations. We expect the federal arbitration process for out-of-network services will continue to evolve and become more efficient and less complex. On July 23, 2025, the No Surprises Enforcement Act was introduced both in the House and in the Senate and referred to committee, primarily to mandate financial penalties to be imposed on insurers for late payment or non-payment of IDR awards. We cannot predict whether this legislation will be approved and signed into law. Future federal court decisions and regulatory changes may adversely affect our ability to collect the revenue for our services that we believe is fair and reasonable.

Geographic Reach
The following is a map indicating the geographic location of our existing and upcoming hospital locations, and specifies which state is a bifurcated jurisdiction for federal arbitration purposes.

Cost of arbitration. There is a significant cost to enter the arbitration process. The arbitration process includes expenses associated with third party providers, including IDR entities, which typically collect fees at the beginning of the process, before the claim award amounts are decided by arbitrators. According to the Center for Medicare and Medicaid Services, as of July 23, 2025, the nonrefundable administrative fee is $115 per party per dispute and the certified IDR entity fee ranges from $375 to $800 for single determinations and $75 to $1,150 for batched determinations. The total cost of arbitration for all Nutex hospital and professional services for the three and nine months ended September 30, 2025 was $41.9 million and $116.2 million, respectively.
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
Recent Developments
On July 4, 2025, the "One Big Beautiful Bill Act" was signed into law, enacting significant changes to the U.S. tax code and coverage benefits for certain public healthcare insurance beneficiaries. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the reinstatement of 100% bonus depreciation. The changes were not reflected in the income tax provision for the period ended September 30, 2025, as enactment occurred after the balance sheet date. The Company is currently evaluating the provisions of the legislation and assessing the potential impact on its financial statements for future periods
Short Seller Report. Short selling is the practice of selling securities that the seller does not own but rather has borrowed or intends to borrow from a third party with the intention of buying identical securities at a later date to return to the lender. A short seller hopes to profit from a decline in the value of the securities between the sale of the borrowed securities and the purchase of the replacement shares, as the short seller expects to pay less in that purchase than it received in the sale. On July 22, 2025, a short seller report that contained various allegations against the Company was published, that had an adverse impact on the market price of our common stock. This report disclosed the writer had a short position with respect to our common stock. On July 23, 2025, the closing price of our common stock was $92.90, representing a decrease of $18.29 or 16.4% compared to the closing price of our common stock on July 21, 2025, prior to the publication of the report. We timely responded to what we strongly consider to be false allegations and misleading statements in the report. Refer to “Item 1A. Risk Factors".
The short seller report was largely based on allegations made against HaloMD and certain providers in lawsuits filed during the spring of 2025 by affiliates of Blue Cross Blue Shield. Those lawsuits allege that HaloMD has repeatedly submitted claims ineligible for federal arbitration under the No Surprises Act and abused the IDR process. HaloMD has filed motions to dismiss, which are pending. Nutex Health is not party to these or similar lawsuits and cannot predict their outcomes.
Share Repurchase Program. On August 14, 2025, the Board authorized a stock repurchase program of up to $25.0 million of the Company’s common stock over the subsequent six months pending compliance with the Company's current reporting obligations. The purpose of the share repurchase is to increase shareholder value and offset dilution from the issuance of Additional Shares in connection with the Merger (Refer to “Item 1A. Risk Factors for Additional Share information).
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
Following are the results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue:
Hospital division	$260,239	$71,733	$700,488	$199,367
Population health management division	7,565	7,062	23,090	22,964
Total revenue	267,804	78,795	723,578	222,331
Segment gross profit (loss):
Hospital division	154,107	21,438	397,571	54,700
Population health management division	883	479	899	(66)
Real estate division	(109)	—	(327)	—
Total segment gross profit	154,881	21,917	398,143	54,634
Corporate and other costs:
Stock-based compensation	13,217	1,964	119,606	1,952
Impairment of assets	—	425	—	3,899
Impairment of goodwill	—	—	—	3,197
General and administrative expenses	11,297	9,865	33,830	29,175
Total corporate and other costs	24,514	12,254	153,436	38,223
Interest expense	5,452	5,381	17,250	14,880
Gain on warrant liability	—	6,734	—	1,073
Other (income) expense	976	128	8,570	(711)
Income (loss) before taxes	123,939	(2,580)	218,887	1,169
Income tax expense	27,140	4,585	55,138	5,868
Net income (loss)	96,799	(7,165)	163,749	(4,699)
Less: net income attributable to noncontrolling interests	41,364	1,623	104,794	4,819
Net income (loss) attributable to Nutex Health Inc.	$55,435	$(8,788)	$58,955	$(9,518)

Adjusted EBITDA(1)	$98,530	$9,670	$242,965	$16,105
(1)See reconciliation of net loss attributable to Nutex Health Inc. to Adjusted EBITDA under Non-GAAP Financial Measures.

Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024
Net income attributable to Nutex Health Inc. was $55.4 million, or income of $8.27 per diluted share, for the three months ended September 30, 2025 compared to a net loss attributable to Nutex Health Inc. of $8.8 million, or a loss of $1.72 per share, for the same period 2024. Our 2025 results were principally affected by higher revenue and cost due to:
•Higher patient visits, which increased by 11.0% during the three months ended September 30, 2025 as compared with the same period of 2024. Same-store mature hospitals visits decreased an average of 0.6% versus prior year as well as the opening of four new hospitals in 2024;
•Increased revenue per visit due to success in efforts to obtain higher rates through the Independent Dispute Resolution (“IDR”) process and increased utilization of higher paid services such as increased observation and in-patient stays.
•Higher stock-based compensation to under construction and ramping hospitals of $13.2 million for the three months ended September 30, 2025, an increase of $11.3 million compared to the same period last year.
•Higher income tax expense of $27.1 million for the three months ended September 30, 2025 compared to $4.6 million for the three months ended September 30, 2024, an increase of $22.5 million.
•Higher interest expense of $5.5 million for the three months ended September 30, 2025 compared to $5.4 million for the three months ended September 30, 2024, an increase of $0.1 million.
•No gain or loss on warrant liability for the three months ended September 30, 2025 as compared to a $6.7 million gain for the three months ended September 30, 2024.
Adjusted EBITDA for the three months ended September 30, 2025 increased to $98.5 million from $9.7 million for the comparable period 2024. Refer to Non-GAAP Financial Measures discussed below for a definition and reconciliation of net income (loss) attributable to Nutex Health Inc. to Adjusted EBITDA. The items affecting revenue, stock-based compensation and income tax expense contributed significantly to the increase in Adjusted EBITDA in the 2025 period.
A discussion of our segment results is included below.
Hospital Division. Our revenue for the three months ended September 30, 2025 totaled $260.2 million as compared to $71.7 million for the same period in 2024, an increase of $188.5 million or 262.8%. This increase was attributed to an increase in revenue per visit due to success in efforts to obtain higher rates through the IDR process, an increase in visits and increased utilization of higher paid services such as increased observation and in-patient stays. Of this revenue increase, 208.9% is related to mature hospitals, which are hospitals that were opened by December 31, 2021.
The following table shows the number of patient visits during the periods:

	Three Months Ended September 30,
	2025	2024
Patient visits:
Hospital	46,232	41,668
Total patient visits increased 11.0% during the three months ended September 30, 2025 as compared with the same period in 2024 including the opening of four facilities throughout 2024 which are fully operating in 2025.
The hospital division’s gross profit was $154.1 million during the three months ended September 30, 2025, compared with $21.4 million in the same period in 2024, an increase of 618.8%. Our revenue and operating income for the third quarter of 2025 was positively affected by an increase in revenue per visit due to success in efforts to obtain higher rates through the IDR process, an increase in visits and increased utilization of higher paid services such as increased observation and in-patient stays.
Population Health Management Division. Our total revenue for the three months ended September 30, 2025 was $7.6 million as compared with $7.1 million for the same period in 2024.
The population health management division had $0.9 million of loss before income taxes for the three months ended September 30, 2025 as compared with $0.9 million of loss for the same period in 2024. Strategically, we are focused on the growth of this division principally through the addition of new independent physician associations and have staffed our organization to manage larger numbers of such organizations.
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
On September 19, 2025, the Company, through its consolidated subsidiary, acquired certain assets and assumed specific liabilities of a non-operational hospital facility located in St. Louis, Missouri (the "Facility") pursuant to an asset purchase agreement. The Company determined the Facility does not meet the definition of a business under ASC 805-10-55-5A. Accordingly, the transaction was accounted for as an asset acquisition under ASC 805-50 and resulted in the recognition of approximately $7.0 million of indefinite-lived intangible assets representing the certificate of need. The consolidated subsidiary was determined to be a VIE for which the Company is the primary beneficiary and, accordingly, is consolidated in the Company's financial statements.

As of September 30, 2025, two Real Estate Entities continue to be consolidated in our financial statements as VIEs. We expect that hospitals we open in the future may be leased from new Real Estate Entities which may be owned in whole or part by related parties. Third-party lenders to these entities may require that we provide a guarantee or become co-borrowers under mortgage indebtedness and financings for such facilities. In such instances, we may be required to consolidate these new Real Estate Entities in our financial statements as VIEs.
Corporate and other costs. Corporate and other costs in the three months ended September 30, 2025 totaled $24.5 million as compared to $12.3 million for the same period in 2024, an increase of 100.0%. General and administrative costs include our executive management, accounting, human resources, corporate technology, insurance and professional fees. The increase in corporate and other costs is primarily due to an increase in stock-based compensation of $11.3 million related to obligations for under-construction and ramping hospitals, and an increase in general and administrative expenses of $1.4 million.
Nonoperating items
Interest expense. Interest expense was $5.5 million for the three months ended September 30, 2025 as compared with $5.4 million for the same period of 2024. The increase in interest expense in 2025 is primarily due to the finance lease obligations related to the new facility openings throughout 2024 that are fully operating in 2025.
Gain on warrant liability. Gain on warrant liability was zero in the three months ended September 30, 2025 as compared to $6.7 million for the same period of 2024. All relevant warrants were exercised by November 2024.
Income tax expense. Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items is recognized in the period these occur.
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024
Net income attributable to Nutex Health Inc. was $59.0 million, or income of $9.63 per diluted share, for the nine months ended September 30, 2025 compared to a net loss attributable to Nutex Health Inc. of $8.8 million, or a loss of $1.72 per share, for the same period 2024. Our 2025 results were principally affected by higher revenue and cost due to:
•Higher patient visits, which increased by 13.9% during the nine months ended September 30, 2025 as compared with the same period of 2024. Same-store mature hospitals visits increased an average of 1.8% versus prior year as well as the opening of four new hospitals in 2024;
•Increased revenue per visit due to success in efforts to obtain higher rates through the Independent Dispute Resolution (“IDR”) process and increased utilization of higher paid services such as increased observation and in-patient stays.
•Higher stock-based compensation to under construction and ramping hospitals of $119.6 million for the nine months ended September 30, 2025, an increase of $117.7 million compared to the same period last year.
•Higher income tax expense of $55.1 million for the nine months ended September 30, 2025 compared to $5.9 million for the nine months ended September 30, 2024, an increase of $49.2 million.

•Higher interest expense of $17.3 million for the nine months ended September 30, 2025, an increase of $2.4 million compared to the same period in 2024.
•No gain or loss on warrant liability for the nine months ended September 30, 2025 as compared to a $1.1 million gain for the same period in 2024.
Adjusted EBITDA for the nine months ended September 30, 2025 increased to $243.0 million from $16.1 million for the comparable period 2024. Refer to Non-GAAP Financial Measures discussed below for a definition and reconciliation of net income (loss) attributable to Nutex Health Inc. to Adjusted EBITDA. The items affecting revenue, stock-based compensation and income tax expense contributed significantly to the increase in Adjusted EBITDA in the 2025 period.
A discussion of our segment results is included below.
Hospital Division. Our revenue for the nine months ended September 30, 2025 totaled $700.5 million as compared to $199.4 million for the same period in 2024, an increase of $501.1 million or 251.4%. This increase was attributed to an increase in revenue per visit due to success in efforts to obtain higher rates through the IDR process, an increase in visits and increased utilization of higher paid services such as increased observation and in-patient stays. Of this revenue increase, 200.0% is related to mature hospitals, which are hospitals that were opened by December 31, 2021.
The following table shows the number of patient visits during the periods:

	Nine Months Ended September 30,
	2025	2024
Patient visits:
Hospital	140,074	122,944
Total patient visits increased 13.9% during the nine months ended September 30, 2025 as compared with the same period in 2024 including the opening of four facilities throughout 2024 which are fully operating in 2025.
The hospital division’s gross profit was $397.6 million during the nine months ended September 30, 2025, compared with $54.7 million in the same period in 2024, an increase of 626.8%. Our revenue and operating income for the nine months ended September 30, 2025 was positively affected by an increase in revenue per visit due to success in efforts to obtain higher rates through the IDR process, an increase in visits and increased utilization of higher paid services such as increased observation and in-patient stays.
Population Health Management Division. Our total revenue for the nine months ended September 30, 2025 was $23.1 million as compared with $23.0 million for the same period in 2024.
The population health management division had less than $0.1 million of income before income taxes for the nine months ended September 30, 2025 as compared with $0.3 million of loss for the same period in 2024. Strategically, we are focused on the growth of this division principally through the addition of new independent physician associations and have staffed our organization to manage larger numbers of such organizations.
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

The acquisition strengthens the Company’s operations in Indiana and is consistent with our growth initiatives. The noncontrolling interest was measured at a cost of $0.8 million for the 49% interest.
As of September 30, 2025, two Real Estate Entities continue to be consolidated in our financial statements as VIEs. We expect that hospitals we open in the future may be leased from new Real Estate Entities which may be owned in whole or part by related parties. Third-party lenders to these entities may require that we provide a guarantee or become co-borrowers under mortgage indebtedness and financings for such facilities. In such instances, we may be required to consolidate these new Real Estate Entities in our financial statements as VIEs.
Corporate and other costs. Corporate and other costs in the nine months ended September 30, 2025 totaled $153.4 million as compared to $38.2 million for the same period in 2024, an increase of 301.4%. General and administrative costs include our executive management, accounting, human resources, corporate technology, insurance and professional fees. The increase in corporate and other costs is primarily due to an increase in stock-based compensation of $117.7 million related to obligations for under-construction and ramping hospitals, and an increase in general and administrative expenses of $4.7 million, offset by the absence of any impairments of assets or goodwill recognized in 2025 period.
Nonoperating items
Interest expense. Interest expense was $17.3 million for the nine months ended September 30, 2025 as compared with $14.9 million for the same period in 2024. The increase in interest expense in 2025 is primarily due to the finance lease of the new facility openings throughout 2024 that are fully operating in 2025.
Gain on warrant liability. Gain on warrant liability was zero in the nine months ended September 30, 2025 as compared to a $1.1 million gain for the same period in 2024. All relevant warrants were exercised by November 2024.
Income tax expense. Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items is recognized in the period these occur.
Liquidity and Capital Resources
As of September 30, 2025, we had $166.0 million of cash and equivalents, compared to $40.6 million of cash and equivalents as of December 31, 2024.
Significant sources and uses of cash during the first nine months of 2025.
Sources of cash:
•Cash from operating activities was $177.7 million, primarily driven by significantly higher net income largely attributable to favorable developments in the arbitration process, which contributed to higher revenue.
•Borrowings under lines of credit of $5.0 million
Uses of cash:
•Repayments of lines of credit and notes payable $11.6 million
•Distributions, net of contributions, to noncontrolling interests totaled $41.9 million; and
•Repayments of finance leases totaled $4.0 million
•Acquisitions of property and equipment totaled $1.1 million
•Payments for acquisitions of businesses, net of cash acquired totaled $4.0 million
Future sources and uses of cash. Our operating activities are financed with cash on hand which is generated from revenues. Most of our hospital facilities are leased from various lessors including related parties. These leases are presented in our unaudited condensed consolidated balance sheets unless the lease is from a consolidated Real Estate Entity. Our growth plans include the development of new hospital locations. We expect that in many of these locations we will lease facilities from newly established entities partially owned by related parties.
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

Indebtedness. The Company’s indebtedness as of September 30, 2025 is presented in Item I, “Financial Statements – Note 8 – Debt” and our lease obligations are presented in Item I, “Financial Statements—Note 9 – Leases.”
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
At September 30, 2025, the Company was not subject to any financial covenants under its outstanding debt arrangements and we had remaining availability of $5.9 million under outstanding lines of credit.
Off-Balance Sheet Arrangements
As of September 30, 2025, we had no material off-balance sheet arrangements.
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

Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies. Adjusted EBITDA follows (in thousands):

	Three Months Ended September 30,
	2025		2024
Reconciliation of net income (loss) attributable to Nutex Health Inc. to Adjusted EBITDA:	(Updated)	(Prior)	(Updated)	(Prior)
Net income (loss) attributable to Nutex Health Inc.	$55,435	$55,435	$(8,788)	$(8,788)
Depreciation and amortization	5,003	5,003	4,972	4,972
Interest expense, net	5,452	5,452	5,381	5,381
Income tax expense	27,140	27,140	4,585	4,585
Allocation to noncontrolling interests	(1,243)	(1,243)	(1,808)	(1,808)
EBITDA	91,787	91,787	4,342	4,342
Loss on warrant liability	—	—	6,734	6,734
Impairment of assets	—	—	424	424
Finance lease payments(1)	(6,474)	—	(3,794)	—
Stock-based compensation	13,217	13,217	1,964	1,964
Adjusted EBITDA	$98,530	$105,004	$9,670	$13,464

	Nine Months Ended September 30,
	2025		2024
Reconciliation of net income (loss) attributable to Nutex Health Inc. to Adjusted EBITDA:	(Updated)	(Prior)	(Updated)	(Prior)
Net income (loss) attributable to Nutex Health Inc.	$58,955	$58,955	$(9,517)	$(9,517)
Depreciation and amortization	15,343	15,343	13,691	13,691
Interest expense, net	17,250	17,250	14,880	14,880
Income tax expense	55,138	55,138	5,868	5,868
Allocation to noncontrolling interests	(3,815)	(3,815)	(4,980)	(4,980)
EBITDA	142,871	142,871	19,942	19,942
Loss on warrant liability	—	—	1,073	1,073
Impairment of assets	—	—	3,898	3,898
Impairment of goodwill	—	—	3,197	3,197
Finance lease payments(1)	(19,512)	—	(13,957)	—
Stock-based compensation	119,606	119,606	1,952	1,952
Adjusted EBITDA	$242,965	$262,477	$16,105	$30,062

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
With respect to the three and nine months ended September 30, 2025, there have been no material changes in our primary market risk exposures or how those exposures are managed since the information disclosed in our 2024 Form 10-K.
Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of September 30, 2025. Based on this evaluation, the Company concluded that our disclosure controls and procedures were not effective as of September 30, 2025 due to the material weakness previously identified as described below.
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
In addition, on May 30, 2025, JBS Fort Smith Hospital Investors, LP, Copper Oaks Emergency Physicians, LLC, KG4JB 5578, PLLC, Mark R. Rucker, PLLC, Premier Macy Management Holdings, LLC, Nicut EMS, LLC, and Tribbey Emergency Services,

LLC (collectively the “Former Ft. Smith Owners”) submitted a Notice of Claim and Draft Complaint (“Notice”) to Nutex Holdco. In the Notice, the Former Ft. Smith Owners demand that the pre-reverse split Parent Stock Price Floor shall be used in the calculation of the number of shares to be issued. The parties are currently engaged in settlement discussions. The Company is unable to predict the outcome of these discussions or determine whether any resolution of the demands made in the Notice will have a materially adverse effect on the Company and its stockholders.
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
On July 22, 2025, a short seller report that contained various allegations against the Company was published, that had an adverse impact on the market price of our common stock. This report disclosed the writer had a short position with respect to our common stock. On July 23, 2025, the closing price of our common stock was $92.90, representing a decrease of $18.29 or 16.4% compared to the closing price of our common stock on July 21, 2025, prior to the publication of the report. We cannot assure you that others will not publish similar misleading reports in the future. The publication of any such commentary regarding us may bring about a temporary, or long term, decline in the market price of our common stock. Similar declines in the market price of our common stock may occur in the future, in connection with such commentary by short sellers or otherwise.
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

With respect to seven hospitals, the initial 24-month operational periods expired on or prior to September 30, 2025. Based on the formula described above, and assuming an aggregate 1,359,624 shares issued, the earn out shares will represent approximately 19.7% of outstanding shares as of September 30, 2025.
With respect to three additional hospitals with an initial 24-month operational period expiring on or prior to December 31, 2026, we estimate, based on current expectations, to issue approximately 218,600 additional shares, or 3.2% of our outstanding shares as of September 30, 2025. See Part I - Item 1 – Notes to Condensed Consolidated Financial Statements (unaudited) – Note 11. This estimated number of shares is calculated on a pro forma basis based on September 30, 2026 operating results and trading price. Since we cannot predict future operating results and trading prices, the actual number of additional shares issued may differ significantly from our estimate.
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
Item 3. Defaults upon Senior Securities
Not Applicable
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
Trading Arrangements
During the three months ended September 30, 2025, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

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
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 19, 2025.

Nutex Health Inc.

By:	/s/ Thomas T. Vo
Thomas T. Vo
Chief Executive Officer and Chairman of the Board (principal executive officer)

By:	/s/ Jon C. Bates
Jon C. Bates
Chief Financial Officer (principal financial officer and principal accounting officer)