Form 10-K
period 2025-12-31
Nutex Health Inc.
filed 2026-03-05
CIK 1479681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________
Commission file number 001-41346
NUTEX HEALTH INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3363609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1776 Yorktown St, Suite 700,
Houston, Texas 77056
(Address and zip code of principal executive offices)
Telephone Number (713) 660-0557
(Registrant's telephone number, including area code)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes  ☐    No  ☑
The aggregate market value of voting common stock held by non-affiliates at June 30, 2025 was approximately $524.0 million. At March 2, 2026, there were 6,968,350 shares of common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the registrant’s definitive proxy statement for its 2026 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III of this Annual Report on Form 10-K and will be filed within 120 days of the registrant’s fiscal year end.

INTRODUCTORY NOTE
Unless the context dictates otherwise, references in this Annual Report on Form 10-K to “Nutex,” the “Company,” “we,” “us,” “our,” and similar words are references to Nutex Health Inc., a Delaware corporation, and its consolidated subsidiaries and affiliated entities, as appropriate, including its consolidated variable interest entities (“VIEs”) and “Nutex” refers to Nutex Health Inc.
On April 9, 2024, the Company effected a 1-15 reverse stock split and on July 2, 2024, the Company effected an additional 1-10 reverse stock split, or an aggregate of 1-150 (together, the “2024 Reverse Stock Splits”).
Unless otherwise indicated, all authorized, issued, and outstanding stock and per share amounts referred to in this Annual Report on Form 10-K have been adjusted to reflect the 2024 Reverse Stock Splits for all prior periods presented. Proportionate adjustments for the 2024 Reverse Stock Splits were made to the exercise prices and number of shares issuable under the Company’s equity incentive plans, and the number of shares underlying outstanding equity awards, as applicable. See Note 1 - Organization and Operations for information and disclosures relating to adjustments related to the 2024 Reverse Stock Splits.
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.
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
i

NUTEX HEALTH INC.
FORM 10-K FOR THE YEAR ENDED DECEMBER 31, 2025

PART I
Item 1. Business
Overview
Nutex Health Inc. (“Nutex Health” or the “Company”) is a physician-led, healthcare services and operations company with 26 hospital facilities (as of December 31, 2025) in 12 states (hospital division), and a primary care-centric, risk-bearing population health management division. Our hospital division implements and operates innovative health care models, including micro-hospitals, specialty hospitals and hospital outpatient departments (“HOPDs”). The population health management (“PHM”) division owns and operates provider networks such as independent physician associations (“IPAs”).
We employ 944 full-time employees, contract more than 280 doctors at our facilities and partner with over 3,600 physicians and specialists within our IPA networks. Our corporate headquarters is based in Houston, Texas. We were incorporated on April 13, 2000 in the state of Delaware.
Operating Segments
We report the results of our operations as three segments: (i) the hospital division, (ii) the PHM division, and (iii) the real estate division.
Hospital Division. Our hospital division develops and operates a network of micro-hospitals, specialty hospitals and HOPDs providing comprehensive and high-quality 24/7 care. Our full-service care delivery model provides concierge-level care traditionally offered by larger hospitals in a patient-friendly and cost-effective setting. We provide a full spectrum of healthcare services, including emergency room care, inpatient care, and behavioral health, and offer a complementary suite of ancillary services, including onsite imaging (CT scan, X-ray, MRI, ultrasound, etc.), certified and accredited laboratories, and onsite inpatient pharmacies. As of December 31, 2025, we owned and operated 26 healthcare facilities across 12 states and had an additional nine de novo micro-hospitals under various stages of development.
Our micro-hospitals generate revenue from both emergency services and in-patient services, providing operating leverage and significant earning potential at each facility. We believe that wait times at our hospitals are significantly lower than traditional ER settings and patients are welcomed by a friendly attentive staff and physician team. Our hospital division generally operates as an out-of-network provider and, as such, does not have negotiated reimbursement rates with most insurance companies. Our patients with commercial insurance coverage have historically applied out of network benefits and patient co-pays to settle invoices. In the future, we expect to contract directly with more commercial payors whose reimbursement rates for our services are more closely aligned with the value offered.
When developing new hospitals, we provide a turn-key process from location selection, real estate design, and development of the facility to staffing, training and operations. Our corporate management and administrative teams provide a comprehensive suite of operational and managerial services to our hospitals, including management, billing, collections, human resources and recruiting, legal, accounting, regulatory, legislative and marketing / business development. Most of our licensed micro-hospitals average approximately 15,000 to 25,000 square feet and include seven to eight emergency treatment rooms, two to ten in-patient beds for both short- and long-term stays and advanced imaging equipment, laboratory and pharmacy services. Our staffing at each facility includes four to ten physicians and hospitalists depending on the community’s needs.
Most of our hospitals have contractual relationships with separately owned professional entities (the “Physician LLCs”) and real estate entities (the “Real Estate Entities”). The Physician LLCs employ the doctors who work in our hospitals. The Real Estate Entities, which generally have the same ownership as the related Physician LLCs, own the land and hospital buildings in which the hospitals operate and lease the buildings to the hospitals. We have no ownership interest in any of the Physician LLCs and have a 51% interest in one of the Real Estate Entities, but provide back office accounting for each. Many of these entities are owned in part, and in some cases controlled, by our Chairman and Chief Executive Officer.
The Physician LLCs are consolidated by the Company as variable interest entities (VIEs) because they do not have significant equity at risk, and we have historically provided support to the Physician LLCs in the event of cash shortages and received the benefit of their cash surpluses.

Population Health Management Division. Our population health management division establishes and operates provider networks such as IPAs. Through its Management Services Organization (“MSO”), Nutex provides management, administrative, and other support services to its affiliated hospitals and physician groups.
An IPA is a business entity organized and owned by a network of independent physician practices. Once established, the IPA enrolls patients and negotiates managed care contracts with insurers to provide comprehensive care to their patients, often for a value-based fixed annual fee known as a capitated rate. The IPA entities are not owned by us, but are managed by our MSO which provides management, administrative, and other support services. Presently, we manage one IPA located in Los Angeles, California with over 230 primary care physicians ("PCPs"), 2,800 specialists and ancillary providers and an enrollment of approximately 32,750 patients. We have established three other IPAs, one each in Houston, South Florida and Phoenix. As of the date of this filing, our Houston IPA has over 90 contracted PCPs, 320 specialists and manages over 1,900 Medicare Advantage (“MA”) patients. Our South Florida IPA is contracted with approximately 90 PCPs and manages over 3,700 members, including over 250 MA patients. Our Phoenix IPA is contracted with 19 PCPs and 60 specialists. In total, the Company’s IPAs now have approximately 38,000 members across their platform, including commercial and Medicaid managed care members. We consolidate the IPA entities in our financial statements as VIEs since we manage these entities.
Real Estate Division. The Real Estate Entities own the land and hospital buildings which are leased to our hospital entities. One Real Estate Entity owns the Company's headquarters building. The Real Estate Entities have mortgage loans payable to third parties which are collateralized by the land and buildings. We own 100% of the Company's headquarters building purchased in December 2025. In addition, we purchased 51% ownership of an Indiana-based micro-hospital facility. Other than the aforementioned properties, we do not have direct ownership interest in these entities, which are owned and, in some instances, controlled by related parties, including our CEO. We consolidate the Real Estate Entities we do not have direct ownership in as VIEs in instances where our hospital entities are guarantors or co-borrowers under their outstanding mortgage loans. Since the second quarter of 2022, we deconsolidated 18 Real Estate Entities after the third-party lenders released our guarantees of associated mortgage loans, leaving two Real Estate Entities we do not directly own as current VIEs consolidated in our financial statements.
Sources of Revenue
The following table shows revenue for each of our operating segments (in thousands):

	Year Ended December 31,
	2025	2024	2023

Hospital division revenue	$844,162	$449,064	$218,070
Population health management division revenue	31,095	30,885	29,576
Total revenue	$875,257	$479,949	$247,646
Our hospital division receives payment for facility services rendered by us from federal agencies, private insurance carriers, and patients. The Physician LLCs receive payment for doctor services from these same sources. On average, greater than 99% of our net patient service revenue is paid by insurers, federal agencies, and other non-patient third parties. The remaining revenues are directly paid by our patients in the form of copays, deductibles, and self-payment. As noted, we generally operate as an out-of-network provider and, as such, do not have negotiated reimbursement rates with most insurance companies.
The population health management division recognizes revenue for capitated payments and management fees for services to IPAs and physician groups monthly. Capitation revenue consists primarily of capitated fees for medical services provided by physician-owned entities we consolidate as VIEs. Capitated arrangements are made directly with various managed care providers including HMOs. Capitation revenues are typically paid to us monthly in the period services are provided based on the number of enrollees selecting us as their healthcare provider. Capitation is a fixed payment amount per patient per unit of time paid in advance for the delivery of health care services, whereby the service providers are generally liable for excess medical costs. We receive management fees that are based on gross capitation revenues of the IPAs or physician groups we manage.

Our Strategy
Our mission is to make exceptional concierge-level healthcare more accessible to people in the communities we serve. Our business strategy is to increase stockholder value through earnings growth and cash flow generation by:
•Developing and operating innovative micro-hospitals – We currently operate 26 micro-hospital facilities in 12 states and four IPAs. We plan to grow our operations by expanding our innovative micro-hospital model into additional states and developing IPAs which leverage our presence and physician relationships in each community we serve.
•Providing a patient-centric care model – We fulfill the healthcare needs of patients seeking immediate and convenient access to primary and emergency care. Producing a compelling work environment for physicians helps us deliver superior patient experiences and clinical outcomes.
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
•Having a scalable go-to-market strategy – Robust administrative support where key support functions including billing and collection, purchasing, marketing, legal and compliance, human resources and financial operations are centralized, allowing our physicians and hospitalists to focus on patient care. Building out IPA networks in the same communities as our micro-hospitals helps drive patient volume and results in greater revenue from increased capitation and full-risk contracts. To complement our organic growth plans, we may, in the normal course of business, consider and review opportunistic acquisitions.
Our Growth Strategy
We are focused on expanding patient access to quality healthcare by broadening our clinical services at existing facilities and by opening or acquiring new micro-hospital facilities in high demand areas of the United States. We are also seeking to establish IPAs in many of the locales where we operate micro-hospitals in order to leverage our community presence and relationships with in-market physicians.
We expect to open four new hospital facilities in 2026. These facilities are either under construction or in advanced planning stages. We anticipate launching one to three additional IPAs per year, principally in geographic areas around our existing micro-hospitals. There is no guarantee that any or all of the planned new hospitals or new IPAs will be successfully launched in the anticipated time frames.

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
For each new hospital location, three entities are usually created:
•Real estate entity – our hospital facilities are designed and constructed to meet our specific needs and governmental regulations for micro-hospitals. Construction of new facilities or major renovation of existing buildings to meet our specifications requires significant financial resources. In most cases, these financial resources are provided by a newly established real estate entity that is independently owned by the in-market physicians and other partners, including in many cases, members of our executive management team. The real estate entities often enter into mortgage loans to finance the acquisition of the associated land or the build out of facilities. In some instances, Nutex may participate as a co-borrower or guarantor of this indebtedness. Nutex does not own any of the real estate entities, but enters into a long-term market rate lease of the facility for its operations with the real estate entity. Nutex also contracts with this entity to provide administrative services, including financial accounting and other responsibilities.
•Physician LLC entity – the in-market physicians create and independently own the physician entity. In certain states, state laws and regulations prohibit non-physician ownership of physician practices. The physician entity employs or contracts with physicians who staff the new location. We contract with the physician entities to provide administrative services, including claims billing and collections, financial accounting and other responsibilities.
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
Having good physician relationships is also fundamental to our success in developing and operating IPAs. We begin development of new IPAs by identifying underserved markets. As noted previously, we are focused on launching IPAs in markets around our micro-hospitals. Doing so leverages our existing physician relationships and increases visibility of our micro-hospitals in the marketplace. Once the physician provider network is secured, we work to contract with health insurance plans and begin enrolling patients in the new IPA.
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
Since there are no substantial capital expenditures required for providing healthcare services, as facilities and equipment may be leased, there are few financial barriers to entry. Other companies or hospital groups could enter the micro-hospital market in the future and divert some, or all, of our business. Our ability to compete successfully varies from location to location and depends on a number of factors that include, but are not limited to, the number of competing facilities in the local market and the types of services available at those facilities, our local reputation for quality care of members, the commitment and expertise of our medical staff, our local service offerings and community programs, the cost of care in each locality, and the physical appearance, location, age and condition of our facilities.
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
The Healthcare Industry
According to the Centers for Medicare & Medicaid Services, or CMS, national healthcare expenditures grew 7.2% in 2024 to $5.3 trillion. Federal expenditure for healthcare increased by 5.5% due to the initial impacts of the Inflation Reduction Act on federal Medicare spending and faster spending growth for Medicare hospital and physician spending, while private health insurance spending increased by 8.8%. CMS anticipates that total U.S. healthcare annual expenditures will account for approximately 20.3% of the total U.S. gross domestic product by 2033.

Hospital services, the market within the healthcare industry in which we primarily operate, is the largest single category of healthcare expenditures. In 2024, hospital care expenditures increased 9.2% from the previous year and totaled about $1.7 trillion. CMS projects that the hospital services category will grow at an average of 5.5% annually from 2028 through 2033, reaching nearly $2.7 trillion by 2033.
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
Patients needing the most complex care are more often served by larger and/or more specialized urban hospitals. We believe opportunities exist in selected markets to create micro-hospitals serving the community’s emergency medical needs which expand the reach of healthcare services and have lower wait times for care than often seen in larger hospital emergency departments.
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
•state laws that prohibit general business corporations, such as us, from practicing medicine; and
•laws that regulate debt collection practices as applied to our debt collection practices.
Arbitration process
Federal Rules Applicable to Out-of-Network Billing
Congress enacted the No Surprises Act (“NSA”) effective January 1, 2022, to protect patients from surprise medical bills incurred when they receive emergency medical services from out-of-network healthcare providers, as well as non-emergency services at in-network facilities, and air ambulance services. The NSA achieves this by relieving patients from financial liability for surprise bills and creating an Independent Dispute Resolution (“IDR”) process for billing disputes between providers and insurers. The patient is not involved in this process, and payment is issued directly to the provider. The IDR process safeguards providers by promoting fair reimbursement from payors, helping ensure their continued ability to deliver care.

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
•Certified Independent Dispute Resolution Entity. The CIDRE has the sole discretion to determine both the eligibility of claims submitted for the IDR process, subject to federal and state regulations, and the amount the payor owes the provider.
•The CIDRE makes a threshold determination of IDR eligibility and sets the payment amount by choosing between the offers of each party; the provider and insurer each submit a final offer, and the CIDRE selects one party’s offer as the award after reviewing and evaluating all statutorily required information submitted by both parties.
•In deciding which offer to award, the CIDRE must consider several factors outlined in the law, only one of which is the insurer’s qualifying payment amount (“QPA”), defined as the “median of the contracted rates recognized by the plan or issuer . . . for the same or a similar item or service” offered in the same insurance market and geographic area. Among the other factors to be considered are the complexity or acuity of the case, the doctor’s expertise, and the scope of services provided at the facility. See also below “Legal Challenges to HHS Final Rule – Federal Court removes restrictions imposed on arbitrators in 2022 HHS final Rules (TMA II).”
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
•The NSA empowers HHS to assess penalties against insurers for failure to comply with the NSA, including timely payment of CIDRE awards. However, as illustrated by the pending legislation discussed below under “Future Expectations,” significant enforcement gaps remain in the current law.
•Reopening of Disputes Closed Prior to June 6, 2025 Only for CIDRE Clerical, Jurisdictional or Procedural Errors. On June 6, 2025 HHS published a Technical Assistance allowing the reopening of arbitration cases closed prior to June 6, 2025 solely for clerical, jurisdictional or procedural errors by the CIDRE. Errors by the parties or substantive disputes among the parties, in particular, with respect to the qualifying payment amount and related statutorily prescribed factors, will not result in a reopening. In addition, HHS has increased the number of CIDREs from 13 to 16 and updated the federal submission portal with respect to, among other things, service-code modifier fields, duplicate-dispute validation, and resubmission rules.
•Legal challenges to HHS Final Rule. The final rule has been the subject of multiple legal challenges. Beginning in September 2022, the Texas Medical Association (“TMA”) filed several actions in federal court in Texas, seeking, among other things, to invalidate the IDR related provisions of the final rule.
•Federal Court vacates 2021 HHS interim final rules to ensure fair and accurate rates (TMA III). On November 30, 2022, the TMA filed a lawsuit challenging the methodology of the federal regulator’s calculation of the QPA. The interim final rules allowed consideration of all negotiated rates, including those provided in contracts with providers who do not actually provide the particular service (ghost rates). On August 24, 2023, the federal district court vacated several aspects of the regulations mandating the methodology for the QPA calculation. On October 30, 2024, the United States Court of Appeals for the Fifth Circuit (“Fifth Circuit”) reversed the district court’s vacatur of the QPA calculation methodology. However, on December 17, 2024, the Fifth Circuit ordered that the mandate be withheld and on May 30, 2025 vacated the previous opinion and held an en banc oral argument on September 24, 2025. No final en banc opinion has been issued. We cannot predict how such final opinion will affect the QPA calculation or the opinion’s impact on out-of-network payments awarded in the IDR process.
•Federal Court removes restrictions imposed on arbitrators in 2022 HHS final rules (TMA II).
On August 2, 2024, the Fifth Circuit upheld a ruling by district court disallowing provisions of the federal rules established under the NSA which would have required arbitrators (i) to prioritize the insurer established QPA over any of the other factors listed below and (ii) to justify in writing the arbiter’s reliance on any factors beyond the QPA. The Fifth Circuit held that the NSA requires that the arbitrator must consider several factors of equal weight in determining the out-of-network rate. These factors include:

•The qualifying payment amount, which Congress intended as the median rate the insurer would have paid for comparable services in the same geographic area if provided by an in-network provider or facility;
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
Accordingly, in their payment determination, the CIDREs must consider all factors listed above, including, but not prioritizing, the QPA.
IDR Claims Process
The process for out-of-network claims submitted in the IDR process is subject to the bifurcated nature of many states which have their own surprise billing rules for fully insured claims (and for certain types of providers) and the differing rules governing the determination whether individual claims may be bundled or “batched” when submitting to the CIDRE. As a result, eligibility determinations require involved processes, and Nutex aims to comply with all applicable laws and regulations in each of the jurisdictions in which it operates, including the eligibility rules in effect at the time a claim is being submitted to federal arbitration.
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
•Payment Timeline. The IDR process is intended to take no more than 30 days, but in practice can take between three to five months before we receive IDR approved and adjusted payments, including the 30 days deadline for the payor to submit payments after the award has been determined.
•Late Payment or Non-Payment. Currently, HHS has the authority to impose financial penalties on payors for late payment or non-payment upon application of the provider. If the No Surprises Enforcement Act is passed and signed into law, payors would face automatic financial penalties for late or non- payment. See “Future Expectations” below.
Effective May 1, 2024, we engaged HaloMD, a third-party tech-enabled expert, to further support our out-of-network claims and determine which claims would be beneficial to arbitrate. HaloMD specializes in independent dispute resolution through the NSA and state regulations for out-of-network healthcare providers. HaloMD verifies the eligibility of claims to be submitted to arbitration. Given the complexity of the federal arbitration process and its interaction with state surprise billing laws, it is crucial for providers like Nutex to seek tech-enabled expert assistance in the highly complex submission process. This third-party expertise, such as that provided by HaloMD, helps the Company navigate the complexity of submission of claims in bifurcated states where either state or federal law may apply, depending on the insurance coverage and services provided.
“Bifurcated” states are states in which some out-of-network services are subject to the federal IDR process and others are subject to a specified state law or all-payer model agreement. The out-of-network services subject to either federal or state jurisdiction differ from state to state, rendering the medical billing process highly complex. HaloMD assists Nutex throughout our arbitration process in the bifurcated states of Texas, Florida, New Mexico, and the non-bifurcated states of Arizona, Arkansas, Idaho, Indiana, Kansas, Louisiana, Oklahoma, and Wisconsin, when we conclude that the payor has not properly paid or underpaid a claim for services as required under the NSA. In that regard, HaloMD works closely with us in navigating the following key areas:

•Documentation Submission. Based on the information and data we provide to HaloMD, using a proprietary data driven process, HaloMD submits the required documentation to the CIDRE through the federal portal.
•Eligibility Determination. It is the CIDRE who determines the eligibility of the claims submitted to arbitration based on the information provided through the federal portal. All payors have the right to object to whether the claim is eligible for IDR review or subject to a similar state law dispute resolution process based upon the type of insured member.
•Jurisdictional Eligibility. Jurisdictional eligibility depends on whether a state is “bifurcated,” which means that state laws regarding surprise billing only partially align with federal law.
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
•Independent Review. The IDR process allows an independent review of a provider’s services and payment requests. Prior to federal arbitration, the insurer had been the sole arbiter of the amount payable for out-of-network services.
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
IDR Industry Trends. According to arbitration data published by the Center for Medicare and Medicaid Services (CMS), CIDREs are making significant progress in improving the overall Federal IDR process:
•From mid-2022 to May 2025, 3,324,051 disputes were filed, a number much higher than anticipated. The regulations implemented under the NSA estimated that the IDR process would annually resolve 17,333 disputes, with an additional 4,899 disputes from air ambulance providers.
•During the fourth quarter of 2024, approximately 85% of disputes were decided in favor of the provider (the higher offer), resulting in a median winning offer of over four times the median in-network rate of each insurer. From January 1 through June 30, 2025, providers prevailed in approximately 88% of payment determinations.
•In its bi-monthly report as of May 31, 2025, CMS reported that between April 15, 2022 and May 31, 2025, the number of disputes closed was 2,831,804, of which 539,664 were found ineligible and 2,152,045 resulted in a payment determination.
•The Federal IDR program dispute closure volume continued to rise month over month in 2025. CIDREs closed 264,805 disputes in May 2025, 8% more than April 2025 (244,705) and 26% more than were initiated in March 2025 (209,637).
Future Expectations. We expect the federal arbitration process for out-of-network services will continue to evolve. On July 23, 2025, the No Surprises Enforcement Act was introduced both in the House and in the Senate and referred to committee, primarily to mandate financial penalties to be imposed on insurers for late payment or non-payment of IDR awards. We cannot predict whether this legislation will be approved and signed into law. Future federal court decisions and regulatory changes may adversely affect our ability to collect the revenue for our services that we believe is fair and reasonable.
Cost of arbitration. There is a significant cost to enter the arbitration process. The arbitration process includes expenses associated with third party providers, including IDR entities, which typically collect fees at the beginning of the process, before the claim award amounts are decided by arbitrators. According to the CMS, as of July 23, 2025, the nonrefundable administrative fee was $115 per party per dispute and the certified IDR entity fee ranged from $375 to $800 for single determinations and $75 to $1,150 for batched determinations. The total cost of arbitration for all Nutex hospital and professional services for the years ended December 31, 2025 and 2024 was $138.3 million and $57.7 million, respectively, including the fees paid to HaloMD.
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
Nutex providers must meet minimum requirements to commence participation or continue participation with Nutex through a credentialing process, including, without limitation, having a valid current medical license and DEA registration, if required for the provider’s scope of practice, the absence of any debarment, suspension, exclusion or other restriction from receiving payments from any government or other third-party payor program, and clearing National Practitioner Data Bank of any reports and/or disciplinary actions. Nutex’s credentialing program is designed to meet CMS and the National Committee for Quality Assurance, or NCQA, credentialing requirements as well as applicable federal and state laws. Providers are generally recredentialed every three years or more often if necessary, which is consistent with industry guidelines. In addition, network providers are required under their participating provider agreements with Nutex to have established an ongoing quality assurance program. Moreover, Nutex’s contracts may allow Nutex to withhold compensation from time to time based upon the providers meeting certain quality metrics, including HEDIS quality measures and care coordination metrics.
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
The federal Anti-Kickback Statute ("AKS"), prohibits, among other things, knowingly and willfully offering, paying, soliciting, or receiving remuneration, directly or indirectly, in cash or kind, to induce or reward either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under federal and state healthcare programs such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation.

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
The Federal False Claims Act ("FCA") prohibits a person from knowingly presenting, or caused to be presented, a false or fraudulent request for payment from the federal government, or from making a false statement or using a false record to have a claim approved. A claim includes “any request or demand” for money or property presented to the United States government. Moreover, the government may assert that a claim including items and services resulting from a violation of the AKS or the Stark Law constitutes a false or fraudulent claim for purposes of the civil FCA. Penalties for a violation of the FCA include fines for each false claim, plus up to three times the amount of damages caused by each false claim. Private individuals also have the ability to bring actions under these false claims’ laws in the name of the government alleging false and fraudulent claims presented to or paid by the government (or other violations of the statutes) and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, are pervasive in the healthcare industry.
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
Employees
We had 944 full-time employees as of December 31, 2025, including our named executive officers. None of our employees are covered by collective bargaining agreements, and we have not experienced any strikes or work stoppages related to labor relation issues. We believe we have good relations with our employees.
Human Capital Management
Attracting, developing, and retaining talented people who embrace our culture, execute our strategy, and enable us to compete effectively in our industry is critical to our success. Our mission is to make concierge-level health care more accessible to all communities we choose to enter, with a practice centered on patients’ experience and satisfaction. Our vision is to be leaders in individualized patient care and innovators in the future of health care. Patient care is our number one priority and every single decision that we make as a company revolves around creating the best possible patient care. We understand that our success is directly correlated to ensuring that we have the right team members and that each of our team members is passionate about the important role that they play in executing our mission and improving the health outcomes for all of our patients. As such, we aim to attract and retain qualified and passionate partner doctors, hospitalists and support staff who represent a diverse array of perspectives and skills who work together as a cohesive team that embodies our values and support our mission.
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
On our Internet website, http://www.nutexhealth.com, on the “Investors” webpage under the caption “SEC Filings,” we post the following recent filings as soon as reasonably practicable after they are electronically filed with or furnished to the

SEC: our annual reports on Form 10-K, our quarterly reports on Form 10-Q, our current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act.
Item 1A. Risk Factors
Our business, financial condition, and operating results are affected by a number of factors, whether currently known or unknown, including risks specific to us or the healthcare industry, as well as risks that affect businesses in general. The risks disclosed in this Annual Report could materially adversely affect our business, financial condition, cash flows, or results of operations and thus our stock price. These risk factors may be important to understanding other statements in this Annual Report and should be read in conjunction with the consolidated financial statements and related notes in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Part II, Item 8, “Financial Statements and Supplementary Data” of this Annual Report on Form 10-K. These disclosures reflect the Company’s beliefs and opinions as to factors that could materially and adversely affect the Company and its securities in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past or their likelihood of occurring in the future. Because of such risk factors, as well as other factors affecting the Company’s financial condition and operating results, past financial performance may not reflect future performance, and investors should not use historical trends to anticipate results or trends in future periods.
Our operations and financial results are subject to various risks and uncertainties, including but not limited to those described below, which could harm our business, reputation, financial condition, and operating results.
Summary of Risk Factors
This summary provides an overview of the risks we face and should not be considered a substitute for the comprehensive discussion of risk factors discussed immediately following this summary.
Risks Related to Nutex Health Inc.
•Regulatory and litigation uncertainty under the No Surprises Act may reduce our cash collections and increase dispute costs.
•Our third-party provider in the federal and state arbitration process, HaloMD, has been, and may in the future be, subject to lawsuits filed by health insurance providers, which may have an adverse impact on our reputation, financial condition and the trading price of our common stock.
•Sales of a substantial amount of our Common Stock by our stockholders, or the perception that such sales could occur, could cause the price of our Common Stock to fall.
•Our obligation to issue additional shares of our common stock to former doctor owners of under construction hospitals may cause significant dilution of the voting power of our current stockholders.
•Short sellers of our stock may be manipulative and may drive down the market price of our common stock.
•We may be subject to risks of litigation and disputes.
•If we are unable to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our results of operations, our stock price and investor confidence in our company.
•We may be required to take write-downs or write-offs, restructuring and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and stock price, which could cause you to lose some or all of your investment.
•Our current business plans require a significant amount of capital. If we are unable to generate sufficient cash from operations, borrow money on commercially reasonable terms, or sell equity at reasonable values, we may not be able to execute our business plans and our prospects, financial condition and results of operations could be materially adversely affected.
•We may decide to close underperforming hospitals which may result in a temporary decrease in overall revenues.
•We may experience difficulties in managing our growth and expanding our operations.
Risks Related to Our Business and Industry
•Reimbursement methodology and timing for our medical services is subject to change, and the reimbursement amount that we receive for emergency services could be subject to a significant and sustained decline.

•The estimates and assumptions we are required to make in connection with the preparation of our financial statements may prove to be inaccurate.
•Public health emergencies could negatively affect our operations, business and financial condition, and our ability to generate revenue could be negatively impacted if the U.S. economy remains unstable for a significant amount of time.
•We rely on our management team and key employees and our business, financial condition, cash flows and results of operations could be harmed if we are unable to retain qualified personnel.
•Our growth depends in part on our ability to identify and develop successful hospitals in new geographies, physician partners and patients. If we are not able to successfully execute upon our growth strategies, there may be a material adverse effect on our business, financial condition, cash flows and results of operations.
•In his capacity as the co-owner of the real estate entities that lease the land and buildings to our hospital facilities, Dr. Vo, our Chairman, CEO and major stockholder, may have conflicts of interest with the Company and its public stockholders.
•If the estimates and assumptions we use to project the size, revenue or medical expense amounts of hospitals in our target geographies are inaccurate or the cost of providing services exceeds the amounts received by us, our future growth prospects may be impacted, and we may generate losses or fail to attain financial performance targets.
•We primarily depend on reimbursement by third-party payors, as well as payments by individuals, which could lead to delays and uncertainties in the timing and process of reimbursement, including any changes or reductions in Medicare reimbursement rates or rules.
•Our business and growth strategy depend on our ability to maintain and expand facilities staffed with qualified physicians. If we are unable to do so, future growth would be limited and our business, operating results and financial condition would be harmed.
•If any of our physician partners lose their regulatory licenses, permits and/or accreditation status, or become ineligible to receive reimbursement under Medicare or Medicaid or from other third-party payors, there may be a material adverse effect on our business, financial condition, cash flows, or results of operations.
•We are dependent on our physicians and other healthcare professionals to effectively manage the quality and cost of care.
•We operate in a competitive industry, and if we are not able to compete effectively, our business, financial condition and results of operations will be harmed.
•Developments affecting spending by the healthcare industry could adversely affect our business.
•We and our physician partners and other healthcare professionals may become subject to medical liability claims, which could cause us to incur significant expenses and may require us to pay significant damages if the claims are not covered by insurance.
•If we or our partner physicians or other healthcare providers fail to comply with applicable data interoperability and information blocking rules, our consolidated results of operations could be adversely affected.
•Our business and operations could suffer in the event of material information technology system failures, security breaches, or other deficiencies in cybersecurity.
•Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements, including contractual obligations, could adversely affect our business, financial condition and results of operations.
•Changes in U.S. tax laws, and the adoption of tax reform policies could adversely affect our operating results and financial condition.
•Our quarterly results may fluctuate significantly, which could adversely impact the value of our Common Stock.
•Obligations under the term loans of our hospitals, and our related loan and leases guarantees could restrict our operations, particularly our ability to respond to changes in our business or to take specified actions. An event of default under the term loans could harm our business, and creditors having security interests over the hospital assets as well as the leased real estate would be able to foreclose on such assets.
•The arrangements we have with our VIEs are not as secure as direct ownership of such entities.
•Any failure by our affiliated entities or their owners to perform their obligations under their agreements with us would have a material adverse effect on our business, results of operations and financial condition.
•If there is a change in accounting principles or the interpretation thereof affecting consolidation of VIEs, it could impact our consolidation of total revenues derived from our affiliated physician groups.
Risk Related to our Population Health Management Division
•New physicians and other providers must be properly enrolled in governmental healthcare programs before we can receive reimbursement for their services, and there may be delays in the enrollment process.

•We may have difficulty collecting payments from third-party payors in a timely manner.
•Decreases in payor rates could adversely affect us.
•Federal and state laws may limit our ability to collect monies owed by patients.
•We have established reserves for our potential medical claim losses, which are subject to inherent uncertainties, and a deficiency in the established reserves may lead to a reduction in our assets or net incomes.
•We do not have a Knox-Keene license.
•If our affiliated physician group is not able to satisfy California financial solvency regulations, they could become subject to sanctions and their ability to do business in California could be limited or terminated.
•Primary care physicians may seek to affiliate with our and our competitors’ IPAs at the same time.
•If we inadvertently employ or contract with an excluded person, we may face government sanctions.
•New California privacy regulations require Automated Decision-Making Technology (“ADMT”) transparency and future cybersecurity audits.
•Heightened scrutiny of Medicare Advantage risk-adjustment practices may increase audit and repayment risk.
Risks Related to Our Legal and Regulatory Environment
•We conduct business in a heavily regulated industry and if we fail to adhere to all of the complex government laws and regulations that apply to our business, we could incur fines or penalties or be required to make changes to our operations or experience adverse publicity, any or all of which could have a material adverse effect on our business, results of operations, financial condition, cash flows, and reputation.
•If any of our hospitals lose their regulatory licenses, permits and/or registrations, as applicable, or become ineligible to receive reimbursement from third-party payors, there may be a material adverse effect on our business, financial condition, cash flows, or results of operations.
•If our arrangements with our partner physicians and other physician partners are found to constitute the improper rendering of medical services or fee splitting under applicable state laws, our business, financial condition and our ability to operate in those states could be adversely impacted.
•We face inspections, reviews, audits and investigations under federal and state government programs and contracts. These audits could have adverse findings that may negatively affect our business, including our results of operations, liquidity, financial condition and reputation.
•Recent healthcare regulations, and other changes in the healthcare industry and in healthcare spending may adversely affect our business, financial condition and results of operations.
•Changes to Stark Law DHS codes and exception thresholds may increase compliance risk.
•HIPAA rule changes may require operational and documentation updates and raise enforcement exposure.
•Escalating cyber threats and regulatory expectations may increase costs and disruption risk.
Risks Related to Our Common Stock
•Anti-takeover provisions under Delaware law could make an acquisition of the Company, which may be beneficial to the stockholders of the Company, more difficult and may prevent attempts by the stockholders to replace or remove management.
•Because we have no current plans to pay cash dividends on our Common Stock for the foreseeable future, you may not receive any return on investment unless you sell your Common Stock for a price in excess of the purchase price.
•The market price and trading volume of our Common Stock may be volatile and could decline significantly.
If securities or industry analysts do not publish research or publish inaccurate or unfavorable research about our business, the price and trading volume of our securities could decline.
Risks Related to Nutex Health Inc.
Regulatory and litigation uncertainty under the No Surprises Act may reduce our cash collections and increase dispute costs.
Any significant changes to the federal arbitration process may result in a substantial decrease in the claim amounts we will be able to recover in the future. In light of pending litigation before the Fifth Circuit referred to as TMA III, federal agencies have, in guidance issued on July 30, 2025, extended enforcement relief for services furnished before February 1, 2026 (additional enforcement relief may be provided until August 1, 2026), allowing insurers to continue to calculate in good faith the Qualified Payment Amount (QPA) relying on the previous methodologies set forth in the rules and guidance issued in 2021 and 2023, which can result in low QPAs and thus can affect reimbursements we receive for out‑of‑network services and the outcome of IDR disputes. In addition, updates to the Federal IDR portal (e.g., service‑code modifier fields, duplicate‑dispute validation, and resubmission rules) have increased submission complexity and may delay dispute resolutions or require re‑filings, raising administrative costs.
Further, the Fifth Circuit has held that the NSA explicitly bars judicial review of arbitration awards. The NSA does allow HHS to assess penalties against insurers for failure to comply with the NSA, including timely payment of CIDRE awards. As a result, we may be limited to HHS administrative recourse if a provider fails to pay arbitration awards, which could adversely impact our ability to collect payments due under successful award determinations.
The Company is unable to predict the outcome of pending litigation, future legislative or regulatory changes, evolving arbitration practices, payor responses to ongoing enforcement of the NSA, and insurers’ payment discipline, all of which may have an adverse impact on the Company’s ability to recover on its claims and its financial condition and results of operation.
Our third party provider in the federal and state arbitration process, HaloMD, has been, and may in the future be, subject to lawsuits filed by health insurance providers, which may have an adverse impact on our revenues, reputation, financial condition and the trading price of our common stock.
Since May 2024, HaloMD has handled, on an exclusive basis, all out-of-network claims made by Nutex that are eligible for arbitration under federal and state “no surprise” laws. During the year ended December 31, 2025, HaloMD submitted approximately 50-60% of the Company’s medical claims through the IDR process. Pending or future litigation against HaloMD could materially adversely impact the revenues we expect to receive from the medical claims submitted on our behalf by HaloMD.
Nutex has no contractual right to access or audit HaloMD’s proprietary benchmarking data or documents prepared and submitted by HaloMD to the IDREs on behalf of the Company, such as petitions, position statements, methodology formulas, payment demand letters and arbitration briefs.
On July 22, 2025, a short seller published a report making various negative assertions about the Company, which were largely extrapolated from allegations made in lawsuits against HaloMD and certain providers filed in the spring of 2025 by affiliates of Anthem/Blue Cross Blue Shield. The insurers allege that HaloMD submitted many claims that were ineligible for federal arbitration and otherwise abused the IDR process. HaloMD’s motions to dismiss are pending. While we are not party to these or similar lawsuits, the short seller attack had an adverse impact on the trading price of our common stock. We cannot predict whether additional lawsuits may be brought, the outcome of the existing lawsuits against HaloMD or the resulting impact on our revenues, reputation, financial condition or the trading price of our common stock.
Sales of a substantial amount of our Common Stock by our stockholders, or the perception that such sales could occur, could cause the price of our Common Stock to fall.
As of March 2, 2026, there were 6,968,350 shares of Common Stock outstanding, including 2,251,295 shares of Common Stock held by our affiliates, including our Chairman and Chief Executive Officer. Our affiliates, including Dr. Vo, may sell shares into the market in accordance with Rule 144, including its manner of sale and volume limitations.
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
We may be required to issue additional shares of our common stock to former doctor owners of hospitals that were under construction and non-operational prior to our April 1, 2022 merger. Such former owners, including Dr. Vo, transferred their hospital interests to Nutex Health Holdco LLC in connection with the merger. The aggregate number of additional shares we may be required to issue could significantly dilute the voting power of our existing stockholders. Any such additional shares, including the shares issued to Dr. Vo, will be subject to a 100% lock up for six months, with 66 2/3% of these shares locked up for one year, and, with respect to the remaining 33 1/3%, the lock up expiring 18 months after issuance, which may be waived or amended at the discretion of the Company.

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
With respect to seven hospitals, the initial 24-month operational periods expired on or prior to December 31, 2025. Based on the formula described above, and assuming an aggregate 1,361,861 shares issued, the earn out shares will represent approximately 19.2% of outstanding shares as of December 31, 2025.
With respect to three additional hospitals with an initial 24-month operational period expiring on or prior to December 31, 2026, we estimate, based on current expectations, to issue approximately 88,500 additional shares, or 1.2% of our outstanding shares as of December 31, 2025. See Note 12 - Stock-based Compensation for additional information. This estimated number of shares is calculated on a pro forma basis based on December 31, 2025 operating results and trading price. Since we cannot predict future operating results and trading prices, the actual number of additional shares issued may differ significantly from our estimate.
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
On July 22, 2025, a short seller report that contained various allegations against the Company was published, that had an adverse impact on the market price of our common stock. This report disclosed the writer had a short position with respect to our common stock. On July 23, 2025, the closing price of our common stock was $92.90, representing a decrease of $18.29 or 16.4% compared to the closing price of our common stock on July 21, 2025, prior to the publication of the report. On November 25, 2025, another short seller report that contained various allegations against the Company was published. The sole purpose of this attack appears to have been to create market confusion and to profit from the decline in trading price caused as a result. We cannot assure you that others will not publish similar misleading reports in the future. The publication of any such commentary regarding us may bring about a temporary, or long term, decline in the market price of our common stock. Similar declines in the market price of our common stock may occur in the future, in connection with such commentary by short sellers or otherwise.
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

From time to time, we have been and may become involved in disputes and litigation with former doctor owners, stockholders, government and regulatory agencies or other parties. Such actions could result in the imposition of various remedies such as injunctions or monetary damages, which if awarded could materially and adversely harm our business, subject us to substantial defense costs and expenses, and divert resources and the attention of management from our business. For example, on August 22, 2025, the Company and certain current and former officers and directors were named in a putative class action lawsuit filed in the United States District Court for the Southern District of Texas. The complaint alleges violations of federal securities laws arising out of alleged misstatements or omissions by the defendants during the alleged class period and seeks, among other things, damages and attorneys’ fees and costs on behalf of the putative class. Following the putative class action lawsuit, in September 2025, the Company and certain of its directors and officers were named in two derivative action lawsuits filed in the United States District Court for the Southern District of Texas. Each of the derivative actions was brought on behalf of the Company by a putative stockholder alleging, among other things, breaches of fiduciary duties and violations of federal securities laws. The complaints seek, among other things, damages and attorneys’ fees and costs. In addition, from time to time, we are, and may become, the subject of inquiries, requests for information, investigations, or other actions by government and regulatory agencies or other third parties regarding our business. Any such matters, regardless of their merit or resolution, could be costly and divert the efforts and attention of our management, damage our reputation, or otherwise adversely affect our business.
If we are unable to maintain an effective system of disclosure controls and procedures and internal controls over financial reporting, we may not be able to accurately or timely report our financial condition or results of operations, which may adversely affect our results of operations, our stock price and investor confidence in our company.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
For the year ended December 31, 2024, we identified material weaknesses in our internal control over financial reporting. These material weaknesses that were previously disclosed as of December 31, 2024 were remediated as of December 31, 2025.
While our previous material weaknesses have been remediated, if we identify any new material weaknesses in the future, any such newly identified material weakness could limit our ability to prevent or detect a misstatement of our accounts or disclosures that could result in a material misstatement of our annual or interim financial statements. In such case, we may be unable to maintain compliance with securities law requirements regarding timely filing of periodic reports in addition to applicable stock exchange listing requirements, investors may lose confidence in our financial reporting and our stock price may decline as a result. We cannot assure you that the measures we have taken to date, or any measures we may take in the future, will be sufficient to avoid potential future material weaknesses.
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
The Company may have to record impairments in the future, which could materially adversely affect its reported financial results and negatively impact the trading value of its Common Stock.
Our current business plans require a significant amount of capital. If we are unable to generate sufficient cash from operations, borrow money on commercially reasonable terms, or sell equity at reasonable values, we may not be able to execute our business plans and our prospects, financial condition and results of operations could be materially adversely affected.
We experienced operating losses in 2023 and could incur operating losses in the future as we implement our business plans. We anticipate making significant capital expenditures for the foreseeable future as we expand our business, including the development of new hospital facilities and acquisition of additional IPAs.
If we are unable to generate sufficient cash from operating activities, borrow money on commercially reasonable terms, or sell equity at reasonable values, we may be forced to curtail or discontinue our operations and our business, financial condition and results of operation could be materially adversely affected.
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
We do not have extensive relationships with large commercial payors and are generally out-of-network. Although some licensed hospital facilities are in-network with payors, the Company’s general payor contracting/government enrollment strategy to date has been to remain out of network. Since we have few contractual arrangements with insurance companies, we cannot predict the timing and amount of the payments we ultimately receive for our services and estimates and assumptions, which are based on historical insurance payment amounts and timing.
In addition, as a result of the NSA becoming effective on January 1, 2022, we initially experienced a significant decline in collections of patient claims for emergency services and for a significant period only had limited success at achieving collections at or higher than the established qualifying payment amount, which is the median in-network contracted rate for the same insurance market.

The federal regulations promulgated under the NSA, including those establishing the IDR process, have been and continue to be subject to legal challenges. Most importantly, as of March 2, 2026, the United States Court of Appeals for the Fifth Circuit has not ruled whether the QPA calculation made by providers may include so called “ghost rates,” which are rates included in contracts with no expectation that providers will actually provide such services, resulting in rates as low as $0 being included in QPA calculations. As a result, pending material litigation and regulatory uncertainty may delay claims resolution and negatively impact our ability to receive fair and appropriate payment for the services our hospitals provide. Any decrease in the collections we receive for our emergency services could have a material adverse effect on our operations and financial performance and may negatively affect the trading value of our Common Stock.
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
We apply Financial Accounting Standards Board ("FASB") Accounting Standards Codification ("ASC") 606 – Revenue from Contracts with Customers in making estimates of its earned revenue and accounts receivable at each reporting date. This estimation process for variable consideration is highly subjective. The Company regularly conducts a comparative analysis of its actual results to its previously estimated results in order to evaluate whether changes to its estimation process are required. The estimation of variable consideration is particularly complex within the healthcare industry generally because of the broad range of services provided, the range of reimbursements by patient insurance companies and collectability of patient responsible amounts. In addition, our hospital division generally operates as an out-of-network provider and, as such, does not have negotiated reimbursement rates with insurance companies, adding to the complexity and potential uncertainty of the estimation process.
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
Our growth depends in part on our ability to identify and develop successful hospitals in new geographies, physician partners and patients. If we are not able to successfully execute upon our growth strategies, there may be a material adverse effect on our business, financial condition, cash flows and results of operations.
Our business depends on our ability to identify and develop successful hospitals in new geographies and relationships with physician partners and healthcare professionals, and to successfully execute upon our growth initiatives to increase the profitability of our physician partners and healthcare professionals. In order to pursue our strategy successfully, we must effectively implement our partnership model, including identifying suitable candidates and successfully building relationships with and managing integration of new physician partners. We contract with a limited number of physician partners and rely on such physicians within each geography. Our growth initiatives in our existing geographies depend, in part, on our physician partners’ ability to increase their capacity and to effectively meet increased patient demand. We may encounter difficulties in recruiting additional physicians to work at our hospitals due to many factors, including significant competition in their respective geographies. Accordingly, the loss or dissatisfaction of any physician partners, our inability to recruit, or the failure of our hospitals to recruit additional physicians or manage and scale capacity to timely meet patient demand, could substantially harm our reputation, impact our competitiveness, and impair our ability to attract new physician partners and maintain existing physician partnerships, both in new geographies and in geographies in which we currently operate, which could have a material adverse effect on our business, financial condition, cash flows and results of operations.
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
In addition to its respective doctor owners, each Real Estate Entity is partially owned or controlled by Dr. Vo, our Chairman, CEO and major stockholder. As a result, the interests of Dr. Vo, in his capacity as part owner of the Real Estate Entities, may differ from the interests of the Company and its public shareholders, both in the re-negotiation of existing contractual relationships between the Company-owned hospital facilities and the Real Estate Entities and in the establishment of new hospital entities and their respective Real Estate Entities.
If the estimates and assumptions we use to project the size, revenue or medical expense amounts of hospitals in our target geographies are inaccurate or the cost of providing services exceeds the amounts received by us, our future growth prospects may be impacted, and we may generate losses or fail to attain financial performance targets.
We often do not have access to reliable historical data regarding the size, revenue or medical expense levels of hospitals in our target geographies or potential physician partners. As a result, our market opportunity estimates and financial forecasts developed as we enter into a new geography, are subject to significant uncertainty, and are based on assumptions and estimates that may not prove to be accurate. The estimates and forecasts in this prospectus relating to the size and expected growth of the market for our services, and the estimates of our market opportunity may prove to be inaccurate.
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
The 21st Century Cures Act, or the Cures Act, which was passed and signed into law in December 2016, includes provisions related to data interoperability, information blocking and patient access. In March 2020, the U.S. Department of Health and Human Services, or HHS, Office of the National Coordinator for Health Information Technology, or ONC, and CMS finalized and issued complementary rules that are intended to clarify provisions of the Cures Act regarding interoperability and information blocking, and include, among other things, requirements surrounding information blocking, changes to ONC’s health IT certification program and requirements that CMS regulated payors make relevant claims/care data and provider directory information available through standardized patient access and provider directory application programming interfaces that connect to provider electronic health record systems. The companion rules will transform the way in which healthcare providers, health IT developers, health information exchanges/health information networks, or HIEs/HINs, and health plans share patient information, and create significant new requirements for healthcare industry participants. Heightened information blocking enforcement may result in penalties and reimbursement disincentives. HHS has directed OIG and ONC to actively enforce information-blocking regulations. Civil monetary penalties up to $1 million per violation apply to certain entities; provider disincentives (including negative MIPS adjustments and MSSP impacts) became effective during 2024–2025. Investigations or adverse findings could lead to financial penalties, reputational harm, and operational remediation costs.
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
Each of our hospitals is a party to term loans and lines of credit guaranteed by Nutex Holdco to finance hospital equipment and related assets, for aggregate borrowings of approximately $36.7 million as of December 31, 2025.
In addition, Nutex Holdco subsequently entered into guarantees of finance lease obligations of each of our hospitals and mortgage debt of Real Estate Entities affiliated with Dr. Vo, the Company’s Chairman and Chief Executive Officer.
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
Our financial statements are consolidated and include the accounts of our majority-wholly owned subsidiary AHP Health Management Services Inc., non-owned affiliated physician groups and real estate entities that each is a VIE, which consolidation is effectuated in accordance with applicable accounting rules promulgated by the FASB. Such accounting rules require that, under some circumstances, the VIE consolidation model be applied when a reporting enterprise holds a variable interest (e.g., equity interests, debt obligations, certain management, and service contracts) in a legal entity. Under this model, an enterprise must assess the entity in which it holds a variable interest to determine whether it meets the criteria to be consolidated as a VIE. If the entity is a VIE, the consolidation framework next identifies the party, if one exists, that possesses a controlling financial interest in the VIE, and then requires that party to consolidate as the primary beneficiary. An enterprise’s determination of whether it has a controlling financial interest in a VIE requires that a qualitative determination be made and is not solely based on voting rights. If an enterprise determines the entity in which it holds a variable interest is not subject to the VIE consolidation model, the enterprise should apply the traditional voting control model which focuses on voting rights.
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
We establish reserves for estimated Insured but Not Reported ("IBNR") claims. IBNR estimates are developed using actuarial methods and are based on many variables, including the utilization of healthcare services, historical payment patterns, cost trends, product mix, seasonality, changes in membership, and other factors. The estimation methods and the resulting reserves are periodically reviewed and updated.
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
New California privacy regulations require Automated Decision-Making Technology (“ADMT”) transparency and future cybersecurity audits.
Effective January 1, 2026, businesses using ADMT for significant decisions must provide pre-use notices, consumer access/appeal rights, and certain opt-outs, with opt-in for sensitive data. Starting in 2028, businesses meeting specified revenue/data thresholds must complete annual independent cybersecurity audits and risk assessments. These rules can increase operational complexity and costs and may limit certain analytics or automation use cases.
Heightened scrutiny of Medicare Advantage risk-adjustment practices may increase audit and repayment risk.
DOJ has pursued FCA actions alleging improper risk-adjustment submissions; any adverse findings could result in repayments, penalties, and increased compliance costs for entities engaged in MA coding or analytics.
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
•the federal False Claims Act, or the FCA, which imposes civil and criminal liability on individuals or entities that knowingly submit false or fraudulent claims for payment to the government or knowingly make, or cause to be made, a false statement in order to have a false claim paid, including qui tam or whistleblower suits. There are many potential bases for liability under the FCA. The government has used the FCA to prosecute Medicare and other government healthcare program fraud such as coding errors, billing for services not provided, and providing care that is not medically necessary or that is substandard in quality. In addition, we could be held liable under the FCA if we are deemed to “cause” the submission of false or fraudulent claims by, for example, providing inaccurate billing, coding or risk adjustment information to our physician partners through Provider Portal and Analytic Management Tools, respectively. The 2025 NDAA revitalized the AFCA, enabling agencies to pursue administrative penalties and double-damage assessments for smaller cases, complementing DOJ’s traditional FCA actions. DOJ reported significant recoveries in 2025 and signaled broader enforcement priorities. Our billing, coding, and reimbursement practices could face heightened scrutiny, increasing the risk of audits, investigations, penalties, and defense costs. The government may also assert that a claim including items or services resulting from a violation of the AKS or Stark Law constitutes a false or fraudulent claim for purposes of the FCA;
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
On January 1, 2022, the NSA became effective. As a result, we experienced a significant decline in collections of patient claims for emergency services. There are numerous continuing legal challenges to the federal regulations promulgated under the NSA, in particular those mandating the methodology of calculating the qualifying payment amount and implementing the independent dispute resolution process, creating significant uncertainty in the claims recovery process. Any resulting decrease in the collections we receive for our emergency services could have a material adverse effect on our operations and financial performance and may negatively affect the trading value of our Common Stock.
Changes to Stark Law DHS codes and exception thresholds may increase compliance risk.
CMS updated the DHS code list for CY 2026, which may expand or contract services subject to Stark restrictions. In addition, the non‑cash compensation exception increased to $535 per physician for 2026, and the “limited remuneration” exception cap increased to $6,237 per physician. Failure to monitor and align provider arrangements to these updated limits could result in noncompliance, repayment, penalties, and contract change
HIPAA rule changes may require operational and documentation updates and raise enforcement exposure.
Following a June 2025 court decision that partially vacated elements of the reproductive health privacy rule, remaining Notice of Privacy Practices (NPP) modifications still require compliance by February 16, 2026. Separately, HHS/OCR has proposed modernization of the HIPAA Security Rule emphasizing robust controls (e.g., asset inventories, multi-factor authentication, vulnerability and incident management). Failure to implement and evidence these measures could increase breach risk and enforcement exposure.
Escalating cyber threats and regulatory expectations may increase costs and disruption risk.
HHS reports large healthcare breaches and individuals affected have surged over recent years, heightening the likelihood of incidents and enforcement. Significant events could cause system outages, deferred patient services, regulatory penalties, contract claims, increased insurance premiums or gaps, and costly remediation.

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
We believe our Director of Information Technology and Chief Operating Officer have the appropriate knowledge and expertise to effectively manage our cybersecurity program. The Director of Information Technology had more than 25 years of information technology experience across the healthcare industry before joining Nutex. The Chief Operating Officer had more than 20 years of in-depth knowledge of business operations prior to joining Nutex, and we believe will be helpful in integrating our cybersecurity program into our overall business operations.
As of December 31, 2025, the Company has not identified any risks from cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company, including our business strategy, results of operations or financial condition, but there can be no assurance that any such risk will not materially affect the Company in the future. For further information about the cybersecurity risks we face, and potential impacts, see Part I, Item 1A, “Risk Factors.”
Item 2. Properties
Our principal executive office is located at 1776 Yorktown Street, Suite 700, Houston, Texas, which we own. We also maintain corporate offices located at 2455 East Sunrise Blvd., Suite 1204, Fort Lauderdale, Florida, which are leased. As of December 31, 2025, our hospital division operated 26 micro-hospitals, specialty hospitals and HOPDs in 12 states in the U.S. We lease 25 locations. The one hospital division micro-hospital building we own is located at 7904 Cabela Dr, Hammond, Indiana. Our population health management division manages three IPAs and two MSOs, which operate from leased locations in two states. We believe that our current facilities are in good condition and adequate to meet our operating needs for the present and immediately foreseeable future.
Item 3. Legal Proceedings
The Company, its consolidated subsidiaries or VIEs are involved in a number of lawsuits and other proceedings arising from the normal course of business. Given the indeterminate amounts sought and the inherent unpredictability of litigation, it is possible that an adverse outcome in certain of these matters could have a material adverse effect on the Company’s financial condition or results of operations in future periods. Based upon counsel and management’s opinion, except for the items listed below, the outcome of such matters is currently not expected to have a material adverse effect on the audited consolidated financial statements.
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
Nutex Holdco and Dr. Vo have filed their answers and counterclaims, addressing the allegations set forth and presenting their own claims against the ABQ Plaintiffs. The parties are engaged in written discovery and are in the process of taking key witness depositions. At this time, no dispositive motions have been filed. Trial is currently set for September 21, 2026. Nutex Health disputes the allegation that the Amendment was wrongfully executed and intends to defend against the ABQ Plaintiffs’ demands. The Company cannot guarantee that the ABQ Plaintiffs will not prevail in their demands, which would have a materially adverse effect on the Company and its stockholders. Please see Item 1A. Risk Factors - Our obligation to issue additional shares of our common stock to former owners of under construction hospitals may cause additional dilution of our current stockholders.

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
Securities Action
On August 22, 2025, a putative securities class action complaint was filed in the United States District Court for the Southern District of Texas, currently captioned In re Nutex Health Inc. Securities Litigation, Case No. 4:25-cv-03999. The complaint, as amended, is on behalf of two plaintiffs and all other persons (other than defendants) who purchased Nutex Health Inc.’s stock between February 5, 2025 and August 14, 2025. The complaint names Nutex Health Inc., its Chairman of the Board and Chief Executive Officer, its Chief Financial Officer and its President and Director as defendants and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) and Rule 10b-5 promulgated thereunder.
The plaintiffs allege that the defendants made material misstatements and omissions in the Company’s public filings relating to the alleged conduct of a third-party vendor who assisted the Company in pursuing claims against health plans under the independent dispute resolution process of the No Surprises Act. The plaintiffs also allege that the defendants made material misstatements and omissions related to the Company’s internal controls over financial reporting and its accounting treatment of certain non-cash stock-based compensation obligations. The plaintiffs seek unspecified damages, fees, and interest on behalf of themselves and the putative class.
The Company has not yet responded to the complaint but expects to file a motion to dismiss on or about April 3, 2026. The Company is unable to predict the outcome of the litigation or estimate the potential financial impact, but an adverse ruling could have a material adverse effect on the Company’s financial position or results of operations.
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
On November 25, 2025, the court consolidated the two derivative actions under the caption In re Nutex Health Inc. Derivative Litigation, Case No. 4:25-cv-04253. On December 11, 2025, the court stayed the litigation until resolution of the forthcoming motion to dismiss the securities action described earlier. The Company is unable to predict the outcome of the litigation or estimate the potential financial impact, if any.
Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant’s Common Equity and Related Shareholder Matters.
Our common stock is quoted on NASDAQ Capital Market under the symbol “NUTX.”
Stockholders
As of December 31, 2025, there are approximately 834 stockholders of record of our common stock based upon our transfer agent’s report. Because many of our shares of common stock are held by brokers and other nominees on behalf of stockholders, including in trust, we are unable to estimate the total number of stockholders represented by these record holders.
Dividends
We have not declared or paid any cash dividends on our common stock. To date we have utilized all available cash to finance our operations. Payment of cash dividends in the future will be at the discretion of our Board of Directors and will depend upon our earnings levels, capital requirements, any restrictive loan covenants and other factors the Board considers relevant.
Warrants
At December 31, 2025, there were 144,620 warrants outstanding for the purchase of Company common stock. Refer to Note 13 - Equity to the consolidated financial statements included in this Annual Report for additional information relating to outstanding warrants.
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
On July 14, 2025, stockholders of the Company approved an amendment to the 2023 Plan to increase the number of shares available for issuance under the Plan by 1,100,000 over the 10 year term of the Plan and to allow the number of shares available to automatically increase on January 1st of each calendar year through January 1, 2033 in an amount equal to 5% of the number of outstanding shares at December 31 of the previous fiscal year, provided that the Board may decide that there shall be no or lesser increase. Shares available for issuance as of December 31, 2025, were 1,108,911.
At December 31, 2025, there were 17,183 options outstanding for the purchase of Common Stock. Refer to Note 12 - Stock-based Compensation to the consolidated financial statements included in this Annual Report for additional information relating to outstanding options.
Recent Sales of Unregistered Securities
On March 26, 2024, the Company and the holders of the Unsecured Convertible Term Notes agreed to amend the conversion price and the exercise price of the related Warrants to $30.00 each ($0.20 prior to the 2024 Reverse Stock Splits), resulting in the Unsecured Convertible Term Notes being convertible into 179,500 shares of common stock (26,925,000 prior to the 2024 Reverse Stock Splits), the Warrants exercisable for 89,750 shares of common stock (13,462,500 prior to the 2024 Reverse Stock Splits) and the placement agent Warrants exercisable for 53,850 shares of common stock (8,077,500 prior to the 2024 Reverse Stock Splits). These warrants were issued in a private placement in reliance on section 4(a)(2) of the Securities Act.

Issuer Purchases of Equity Securities
On August 14, 2025, the Board authorized a stock repurchase program (the "Repurchase Program") of up to $25.0 million of the Company’s common stock over the subsequent six months. Pursuant to the Repurchase Program, the Company may repurchase, from time to time, up to an aggregate of $25.0 million of its outstanding shares of common stock, exclusive of any fees, commissions or other expenses related to such repurchases. The Repurchase Program permits the Company to repurchase shares of common stock at any time or from time to time at management’s discretion in open market transactions made in accordance with the provisions of Rule 10b-18 and/or Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions or by other means in accordance with applicable securities laws.
The Repurchase Program authorization does not obligate the Company to acquire any shares of its common stock and may be amended, suspended or discontinued at any time. Any share repurchases made under the Repurchase Program may be subject to a U.S. federal excise tax. Subject to certain exceptions and adjustments, the amount of the excise tax is generally 1% of the aggregate fair market values of the shares of stock repurchased by the corporation during a taxable year, net of the aggregate fair market value of certain new stock issuances by the repurchasing corporation during the same taxable year.
The following table provides information with respect to shares of our common stock we repurchased under the Repurchase Program during the three months ended December 31, 2025:

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate $ value of shares that may yet be purchased under the plans or programs (in '000s)
10/1/25 - 10/31/25	—	$—	—	$25,000
11/1/25 - 11/30/25	—	$—	—	$25,000
12/1/25 - 12/31/25	27,870	$177.70	27,870	$20,047
	27,870		27,870
Future share repurchases under our Repurchase Program are at the discretion of management, taking into consideration our historical and projected results of operations, financial condition, cash flows, capital requirements, covenant compliance, current economic environment and other factors considered relevant. At December 31, 2025, we had approximately $20.0 million available under the Repurchase Program.
In January 2026, subsequent to year end, the Company repurchased the remaining shares available under the Repurchase Program for an aggregate purchase price of $20.0 million, thereby completing the Repurchase Program.
On March 4, 2026, subsequent to year end, the Company announced that the Board authorized a second stock repurchase program of up to $25.0 million of the Company's common stock. Pursuant to the stock repurchase program the Company may repurchase, from time to time, up to an aggregate of $25.0 million of its outstanding shares of common stock, exclusive of any fees, commissions or other expenses related to such repurchases. The stock repurchase program permits the Company to repurchase shares of common stock at any time or from time to time at management’s discretion in open market transactions made in accordance with the provisions of Rule 10b-18 and/or Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions or by other means in accordance with applicable securities laws.
Stock Performance Graph
The graph set forth below compares the cumulative total stockholder return on our common stock between April 5, 2022 (the date of the first available closing price for Nutex Health Inc. on the NASDAQ following the merger of Nutex Health Holdco LLC and Clinigence Holdings, Inc. on April 1, 2022) and December 31, 2025, with the cumulative total return of (i) the NASDAQ-100 Index and (ii) NASDAQ Health Care Index, over the same period. This graph assumes the investment of $100 on April 5, 2022 at the closing sale price of our common stock, the NASDAQ-100 Index and the NASDAQ Health Care Index and assumes the quarterly reinvestment of dividends, if any, before consideration of income taxes.

	4/5/2022	12/31/2022	12/31/2023	12/31/2024	12/31/2025
Nutex Health	$100.00	$10.61	$1.01	$1.18	$6.13
NASDAQ 100 Index	$100.00	$73.81	$113.53	$141.78	$170.37
NASDAQ Healthcare Index	$100.00	$91.21	$97.17	$96.34	$118.11
Except to the extent that we specifically incorporate this information by reference, the foregoing Stockholder Performance Graph shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933, as amended, or under the Securities Exchange Act of 1934, as amended. This information shall not otherwise be deemed filed under such Acts.
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
Overview
Nutex Health Inc. is a physician-led, healthcare services and operations company with 26 hospital facilities in 12 states (hospital division), and a primary care-centric, risk-bearing population health management division. Our hospital division implements and operates innovative health care models, including micro-hospitals, specialty hospitals and hospital outpatient departments (“HOPDs”). The population health management division owns and operates provider networks such as independent physician associations (“IPAs”) and offers a cloud-based proprietary technology platform to IPAs which aggregates clinical and claims data across multiple settings, information systems and sources to create a holistic view of patients and providers.
At December 31, 2025, we employed approximately 944 full-time employees, contracted more than 280 doctors at our facilities and partnered with over 3,600 physicians within our networks. Our corporate headquarters is based in Houston, Texas. We were incorporated on April 13, 2000 in the state of Delaware.

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
The Real Estate Entities own the land and hospital buildings which are leased to our hospital entities. The Real Estate Entities have mortgage loans payable to third parties which are collateralized by the land and buildings. We consolidate the Real Estate Entities as VIEs in instances where our hospital entities are guarantors or co-borrowers under their outstanding mortgage loans. As of December 31, 2025, two Real Estate Entities continue to be consolidated in our financial statements as VIEs.
The Company has no direct or indirect ownership interest in the Physician LLCs. The Company has no direct or indirect interests in the Real Estate Entities except for the two noted above and a 51% ownership in the May 2025 Acquiree (see Note 3 - Mergers, Acquisitions and Divestitures), so 100% of the equity for these entities is shown as noncontrolling interest in the consolidated balance sheets and statements of operations.
The population health management division includes our management services organizations. In addition, Atlas Healthcare Physicians (“Atlas”, formerly known as “Associated Hispanic Physicians of So. California”), a physician-affiliated entity that is not owned by us—is consolidated as a VIE of our wholly-owned subsidiary AHP since we are the primary beneficiary of their operations under AHP’s management services contracts with them.
Sources of revenue. Our hospital division recognizes net patient service revenue for contracts with patients and in most cases a third-party payor (commercial insurance, workers compensation insurance or, in limited cases, Medicare/Medicaid).
We receive payment for facility services rendered by us from federal agencies, private insurance carriers, and patients. The Physician LLCs receive payment for doctor services from these same sources. On average, greater than 99% of our net patient service revenue is paid by insurers, federal agencies, and other non-patient third parties. The remaining revenues are paid by our patients in the form of copays, deductibles, and self-payment. We generally operate as an out-of-network provider and, as such, do not have negotiated reimbursement rates with insurance companies.
The following tables present the allocation of the transaction price with the patient between the primary patient classification of insurance coverage:

	Year Ended December 31,
	2025	2024	2023

Insurance	97%	94%	93%
Self pay	1%	3%	4%
Workers compensation	1%	2%	2%
Medicare/Medicaid	1%	1%	1%
Total	100%	100%	100%
The population health management division recognizes revenue for capitation and management fees for services to IPAs monthly. Capitation revenue consists primarily of capitated fees for medical services provided by physician-owned entities we consolidate as VIEs. Capitated arrangements are made directly with various managed care providers including HMOs. Capitation revenues are typically paid to us monthly in the period services are provided based on the number of enrollees selecting us as their healthcare provider. Capitation is a fixed payment amount per patient per unit of time paid in advance for the delivery of health care services, whereby the service providers are generally liable for excess medical costs. We receive management fees that are based on gross capitation revenues of the IPAs or physician groups we manage.
Our growth strategy. We plan to expand our operations by expanding our clinical services at our existing facilities, by entering new market areas either through development of new hospitals, formation of new IPAs or by making acquisitions. We expect to open three new hospital facilities by the end of 2026. These facilities are either under construction or in advanced planning stages. We anticipate launching one-to-three additional IPAs per year, principally in geographic areas around our existing micro-hospitals.
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

Following is our results of operations for the periods shown (in thousands):

	Year ended December 31,
	2025	2024	2023
Revenue:
Hospital division	$844,162	$449,064	$218,070
Population health management division	31,095	30,885	29,576
Total revenue	875,257	479,949	247,646
Segment operating income (loss):
Hospital division	444,027	195,539	36,336
Population health management division	690	1,380	(1,559)
Real estate division	(436)	(658)	(3)
Total segment operating income	444,281	196,261	34,774
Corporate and other costs:
Facilities closing costs	—	—	217
Acquisition costs	—	—	44
Stock-based compensation	117,003	16,555	2,836
Impairment of assets	—	3,887	29,082
Impairment of goodwill	—	3,197	1,139
General and administrative expenses	51,653	41,924	33,230
Total corporate and other costs	168,656	65,563	66,548
Interest expense	22,226	19,932	16,318
Loss on warrant liability	—	1,609	—
Other expense (income)	8,618	(669)	399
Income (loss) before taxes	244,781	109,826	(48,491)
Income tax expense (benefit)	64,424	15,020	(5,067)
Net income (loss)	180,357	94,806	(43,424)
Less: net income attributable to noncontrolling interests	109,568	42,709	2,363
Net income (loss) attributable to Nutex Health Inc.	$70,789	$52,097	$(45,787)

Adjusted EBITDA	$259,565	$102,774	$(5,830)
Year Ended December 31, 2025 Compared to Year Ended December 31, 2024
We reported net income attributable to Nutex Health Inc. of $70.8 million, or earnings of $10.48 per share, for 2025 as compared with a net income attributable to Nutex Health Inc. of $52.1 million, or earnings of $9.69 per share, for 2024. Our 2025 results were principally affected by:
•Patient visits rose by 11.8% for the year ended December 31, 2025, compared to the same period in 2024. Mature hospitals experienced an average visit growth of 1.3% year-over-year, alongside the impact of two new hospital openings in 2025.
•Increased revenue per visit due to success in efforts to obtain higher rates through the Independent Dispute Resolution ("IDR") process and increased utilization of higher paid services such as increased observation and in-patient stays.
•Higher stock-based compensation in the form of one-time obligations of earn-out shares issuable to qualifying under construction and ramping hospitals of $117.0 million for 2025, an increase of $100.4 million compared to 2024.
•Higher income tax expense of $64.4 million for 2025, an increase of $49.3 million compared to 2024.
•Higher other expenses of $8.6 million for 2025 compared to income of $0.7 million for 2024. The increased expenses for 2025 related primarily to distributions to ramping hospitals' partners.

Adjusted EBITDA for 2025 was $259.6 million as compared to $102.8 million for 2024. Refer to Non-GAAP Financial Measures discussed below for a definition and reconciliation of Adjusted EBITDA.
A discussion of our segment results is included below.
Hospital Division. Our revenue for 2025 totaled $844.2 million as compared to $449.1 million for 2024, an increase of $395.1 million, or 88%. Our revenue for 2025 was positively affected by an increase in revenue per visit due to success in efforts to obtain higher rates through the IDR process, an increase in visits and increased utilization of higher paid services such as increased observation and in-patient stays. The following table shows the number of patient visits during the periods:

	Year ended December 31,
	2025	2024
Patient visits:
Hospital	188,279	168,388
Effective May 1, 2024, we engaged HaloMD, a third-party IDR vendor, to further support our out of network claims appeals and determine which claims would be beneficial to arbitrate. The IDR process can take up to three to five months to receive payments relative to the start of a claim’s open negotiation process. In order to facilitate the dispute arbitration process, the Company incurred fees to the Centers for Medicare and Medicaid Services (“CMS”), the organizations that arbitrate the payment amount between the plan and providers (“IDRE”), and commission and fees to the third-party IDR vendor. Total accrued arbitration expenses were $49.7 million and $47.7 million as of December 31, 2025 and 2024, respectively.
For these reasons, in 2024 we refined our estimates of variable consideration and revenue recognition timing, particularly to claims subject to arbitration. The new methodology incorporates historical arbitration outcomes, payment history, and expected resolution timing in determining the expected transaction price for applicable claims. The result of this change in estimate increased our estimate of the ultimate amounts of accounts receivable we will collect for the current and prior periods. This change in estimate increased revenue and net income before tax for the year ended December 31, 2024 by approximately $169.7 million and $112.0 million, respectively.
The hospital division’s operating income was $444.0 million during 2025, increase of 127% as compared to $195.5 million in the same period of 2024. Our operating income for 2025 was positively affected by an increase in net revenue as noted above. Our contract services expense increased by $89.6 million primarily due to the cost associated with the IDR process. Our payroll expense increased by $40.6 million due to the opening of two facilities in 2025 as well as due to the accrual of bonus payable in 2026.
Population Health Management Division. We completed our reverse business combination with Clinigence in April 2022. Legacy Clinigence’s operations are reported as the population health management division. Our total revenue for 2025 for this division was $31.1 million consisting of capitation revenue of $28.1 million and management fees of $3.0 million. Capitation revenue is recognized by our consolidated VIE, Atlas. We do not have an equity interest in this VIE but consolidate it since we are the primary beneficiary of its operations under our management services contract with them. We also earn management fees under our management services contracts with other IPAs and MSOs which are reported as revenue.
The population health management division had $0.7 million of operating income for 2025 driven by significant membership growth and the higher claims experience associated with newly enrolled members.
Real Estate Division. This division reports on the operations of consolidated Real Estate Entities where we provide guarantees of their indebtedness or are co-borrowers. During 2023, we deconsolidated one Real Estate Entity after the third-party lenders released our guarantees of associated mortgage loans. As of December 31, 2025, we provided guarantees to the indebtedness of two Real Estate Entities.
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
On May 2, 2025, the Company acquired a 51% membership interest in an Indiana-based limited liability company (“May 2025 Acquiree”) for $2.3 million in cash. Due to the assumption of the note payable, interest expense was $0.2 million for the year ended December 31, 2025.
On December 17, 2025, the Company acquired land and an office building, together with related contractual rights, including existing tenant lease agreements and certain service contracts pursuant to an asset purchase agreement, for $2.2 million in cash. The Company recognized rental income of $0.1 million, which is included in the hospital division revenue line item in the consolidated statements of operations, and $0.2 million in operating expenses for the year ended December 31, 2025.
Corporate and other costs. Corporate and other costs in 2025 included general and administrative expenses totaling $51.7 million and stock-based compensation of $117.0 million. Our stock-based compensation expense in the form of one-time obligations paid in common stock to qualifying under construction and ramping hospitals increased by $100.4 million. Our corporate costs for 2024 included general and administrative costs of $41.9 million, a non-cash impairment charge of $7.1 million and stock-based compensation of $16.6 million. General and administrative costs increased $9.7 million attributed to increases in accrued bonus expense and payroll of $4.5 million, audit and audit-related fees associated with the restatement of our 2024 financial statements of $2.3 million, recruiting fees of $1.4 million, and other professional and IT expenses of $1.4 million.
Nonoperating items
Interest expense. Interest expense totaled $22.2 million in 2025 as compared with $19.9 million for 2024. The increase in interest expense is primarily due to leases entered into throughout 2024 that are fully operating in 2025, and due to leases entered into in 2025 for the opening of two facilities throughout the year.
Income tax expense. As of December 31, 2025 the Company fully utilized its federal and state net operating losses. As of December 31, 2025 and 2024, the Company had a capital loss carryforward of $0.2 million and $4.5 million, respectively. Due to the uncertainty about the Company's ability to utilize the capital loss prior to the expiration date, the Company maintained a valuation allowance against that deferred tax asset as of December 31, 2024. The expired capital loss was written off and the corresponding valuation allowance was reversed as of December 31, 2025.
Year Ended December 31, 2024 Compared to Year Ended December 31, 2023
We reported a net income attributable to Nutex Health Inc. of $52.1 million, or earnings of $9.69 per share, for 2024 as compared with a net loss attributable to Nutex Health Inc. of $45.8 million, or a loss of $10.39 per share, for 2023. Our 2024 results were principally affected by:
•Revenue growth of approximately $169.7 million was primarily driven by successful participation in arbitration through the IDR process under the No Surprises Act ("NSA").
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

Adjusted EBITDA for 2024 was $102.8 million as compared to $(5.8) million for 2023. Refer to Non-GAAP Financial Measures discussed below for a definition and reconciliation of Adjusted EBITDA.
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
Effective May 1, 2024, we engaged with a third-party IDR vendor to further support our out of network claims appeals and determine which claims would be beneficial to arbitrate. The IDR process can take up to three to five months to receive payments relative to the start of a claim’s open negotiation process. In order to facilitate the dispute arbitration process, the Company incurred fees to the Centers for Medicare and Medicaid Services (“CMS”), the organizations that arbitrate the payment amount between the plan and providers (“IDRE”), and commission and fees to the third-party IDR vendor. Total accrued arbitration expenses are $47.7 million as of December 31, 2024.
For these reasons, we refined our estimates of variable consideration and revenue recognition timing, particularly to claims subject to arbitration. Our methodology now incorporates historical arbitration outcomes, payment history, and expected resolution timing in determining the expected transaction price for applicable claims. The result of this change in estimate increased our estimate of the ultimate amounts of accounts receivable we will collect for the current and prior periods. This change in estimate increased revenue and net income before tax for the year ended December 31, 2024 by approximately $169.7 million and $112.0 million, respectively.
The hospital division’s operating income was $195.5 million during 2024, up 438.1% as compared $36.3 million in the same period of 2023. Our operating income for 2024 was positively affected by an increase in net revenue as noted above. Our contract services expense increased $57.6 million due to the cost associated with the IDR process. Our payroll expense increased due to the opening of four facilities in 2024 as well as due to the accrual of bonus payable in 2025. Our operating income was adversely impacted by $8.4 million from the opening of four new hospital locations in 2024. Start-up and operating expenses at new facilities often exceed our revenue at these facilities until they achieve stabilized volumes of patient visits.
Population Health Management Division. We completed our reverse business combination with Clinigence in April 2022. Legacy Clinigence’s operations are reported as the population health management division. Our total revenue for 2024 for this division was $30.9 million consisting of capitation revenue of $27.8 million, management fees of $2.1 million and SaaS revenue of $1.0 million. The increase in revenue is attributed to increases in capitation revenue in 2024. Capitation revenue is recognized by our consolidated VIE, Atlas. We do not have an equity interest in this VIE but consolidate it since we are the primary beneficiary of its operations under our management services contract with them. We also earn management fees under our management services contracts with other IPAs and MSOs which are reported as revenue.
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
Corporate and other costs. Corporate and other costs in 2024 included general and administrative expenses totaling $41.9 million, impairment losses of assets and goodwill of $7.1 million due to facility closures and stock-based compensation of $16.6 million. Our corporate costs for included general and administrative costs of $33.2 million, a non-cash impairment charge of $30.2 million and stock-based compensation of $2.8 million. General and administrative costs increased $8.6 million attributed to increases in accrued bonus expense ($2.7 million), professional services ($2.3 million), insurance expense ($2.3 million) and in other ($1.3 million).
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
Each of the discrete items above, as well as the non-deductible goodwill impairment expense recognized in 2024 and 2023 are one-time, non-cash items.
Liquidity and Capital Resources
As of December 31, 2025, we had $185.6 million of cash and equivalents, compared to $40.6 million of cash and equivalents at December 31, 2024.
Significant sources and uses of cash during 2025.
Sources of cash:
•Cash from operating activities was $248.1 million.
•Cash related to restricted short-term investment was $1.6 million.
•Cash capital contributions by noncontrolling members of $0.8 million.
•Proceeds from borrowings under lines of credit were $5.0 million.
Uses of cash:
•Acquisitions of property and equipment were $2.5 million.
•We made distributions to noncontrolling interest owners totaling $74.3 million.
•Net repayment of notes payable totaled $11.4 million.
•Cash related to stock repurchases and retirements was $5.0 million.
•Repayments of lines of credit totaled $7.9 million.
•Payments for asset acquisitions of $4.3 million.
•Repayments of finance leases totaled $5.2 million.

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
Indebtedness. The Company’s indebtedness at December 31, 2025 is presented in Note 8 – Debt and our lease obligations are presented in Note 9 – Leases.
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
Certain outstanding debt arrangements require minimum debt service coverage ratios and other financial covenants. At December 31, 2025, we were in compliance with these debt arrangements; we had remaining availability of an aggregate of $5.3 million under outstanding lines of credit.
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
Unsecured Convertible Term Notes and Warrants with Accredited Investors. From September 2023 to December 2023, the Company conducted a private offering of convertible notes (“Unsecured Convertible Term Notes”) and six-year warrants (“Warrants”) to accredited investors (the “Holders”) as defined in Rule 501 under the 1933 Act and issued Unsecured Convertible Term Notes convertible into an aggregate of 89,751 shares (13,462,500 prior to the 2024 Reverse Stock Splits) of common stock at a conversion price of $60.00 per share ($0.40 prior to the 2024 Reverse Stock Splits) and Warrants to purchase an aggregate of 44,875 shares of common stock (6,731,250 prior to the 2024 Reverse Stock Splits) at an exercise price of $60.00 per share ($0.40 prior to the 2024 Reverse Stock Splits). We also issued Warrants for the purchase of 26,925 shares (4,038,750 prior to the 2024 Reverse Stock Splits) to the placement agent. On March 26, 2024, the Company and the Holders agreed to amend the conversion price of the Unsecured Convertible Term Notes and exercise price of the Warrants to $30.00 each ($0.20 prior to the 2024 Reverse Stock Splits), resulting in the Unsecured Convertible Term Notes being convertible into 179,500 shares of common stock (26,925,000 prior to the 2024 Reverse Stock Splits), the Warrants exercisable for 89,750 shares of common stock (13,462,500 prior to the 2024 Reverse Stock Splits) and the placement agent Warrants exercisable for 53,850 shares of common stock (8,077,500 prior to the 2024 Reverse Stock Splits). The Unsecured Convertible Term Notes matured on October 31, 2025 and the Warrants expire on December 31, 2029.
As of October 31, 2025, the remaining note holders of unsecured convertible term notes converted $4.9 million of principal and $0.1 million of interest to 165,030 shares of the Company's common stock, valued at $30.00 per share.
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
On December 16, 2025, the Company entered into an amendment of the terms of the September 2023 Private Offering. The amendment permits the Holder to exercise the Warrant on a cashless basis in the event that there is no effective registration statement available for the resale of the underlying securities. The amendment did not change the exercise price of the Warrant, which remains $30.00 per share, nor did it modify the number of Warrants issued. On December 16, 2025, pursuant to the amended terms, a Holder completed a cashless exercise of a Warrant and the Company issued 40,387 shares of its common stock.
Off-Balance Sheet Arrangements
As of December 31, 2025, we had no material off-balance sheet arrangements.
Non-GAAP Financial Measures
Adjusted EBITDA. Adjusted EBITDA is used as a supplemental non-GAAP financial measure by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe Adjusted EBITDA is useful because it allows us to more effectively evaluate our operating performance.
We define Adjusted EBITDA as net income (loss) attributable to Nutex Health Inc. plus net interest expense, income taxes, depreciation and amortization, further adjusted for stock-based compensation, certain defined items of expense, and any acquisition-related costs and impairments. Interest expense includes interest on lease liabilities, which is a component of total finance lease cost. A reconciliation of net income to Adjusted EBITDA is included below. Adjusted EBITDA is not intended to serve as an alternative to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies.
Beginning if the first quarter of 2025, we have updated our presentation of Adjusted EBITDA to separately disclose finance lease payments related to leases under ASC 842. We believe this change provides greater transparency into our operating performance. The prior periods presented are adjusted to reflect this change in presentation. Adjusted EBITDA follows (in thousands):

	Year Ended December 31,
	2025	2024	2023
Reconciliation of net income (loss) attributable to Nutex Health Inc. to Adjusted EBITDA:
Net income (loss) attributable to Nutex Health Inc.	$70,789	$52,097	$(45,786)
Depreciation and amortization	20,530	18,972	17,592
Interest expense, net	22,226	19,932	16,318
Income tax expense (benefit)	64,424	15,020	(5,067)
Allocation to noncontrolling interests	(9,385)	(7,176)	(5,546)
EBITDA	168,584	98,845	(22,489)
Facility closing costs	—	—	217
Acquisition costs	—	—	43
Loss on warrant liability	—	1,609	—
Stock-based compensation	117,003	16,555	2,836
Impairment of assets	—	3,887	29,082
Impairments of goodwill	—	3,197	1,139
Finance lease payments(1)	(26,022)	(21,319)	(16,658)
Adjusted EBITDA	259,565	102,774	(5,830)

	Three months ended December 31, 2025	Three months ended December 31, 2024
	Unaudited	Unaudited
Reconciliation of net income (loss) attributable to Nutex Health Inc. to Adjusted EBITDA:
Net income (loss) attributable to Nutex Health Inc.	$11,834	$61,612
Depreciation and amortization	5,187	5,280
Interest expense, net	4,976	5,052
Income tax expense	9,286	9,152
Allocation to noncontrolling interests	(5,570)	(2,195)
EBITDA	25,713	78,901
Loss on warrant liability	—	536
Stock-based compensation	(2,603)	14,603
Impairment of assets	—	(11)
Finance lease payments(1)	(6,510)	(7,363)
Adjusted EBITDA	$16,600	$86,666
1.Finance lease payments consist of cash payments for financing leases under ASC842, which should be deducted from EBITDA. We believe this change is useful to investors to evaluate the ongoing operating performance of our business.
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
Population health management division – The population health management division recognizes revenue for capitation and management fees for services to IPAs and physician groups and for the licensing, training, and consulting related to our cloud-based proprietary technology on a monthly basis.
Capitation revenue consists primarily of capitated fees for medical services provided by physician-owned entities we consolidate as VIEs. Capitated arrangements are made directly with various managed care providers including HMOs. Capitation revenues are typically paid to us monthly in the period services are provided based on the number of enrollees selecting us as their healthcare provider. Capitation is a fixed payment amount per patient per unit of time paid in advance for the delivery of health care services, whereby the service providers are generally liable for excess medical costs.
We receive management fees that are based on gross capitation revenues of the IPAs or physician groups we manage. Revenue is recognized and received monthly for our services. In addition, we provide consultant services that are charged as a flat fixed rate and recognized as revenue when the service is performed. Consultant services revenues represent a small portion of our total revenue.
Construction in Progress. The Company regularly is in the process of constructing new facilities. Generally, our hospital facilities are responsible for the leasehold build out and equipment while the associated Real Estate Entity procures the land, if any, and constructs a new or remodeled facility. Costs incurred to construct assets which will ultimately be classified as fixed assets are capitalized and classified in our financial statements as construction in progress until construction is completed and the asset is available for use. Once the asset is available for use, it is reclassified as another category of fixed assets and depreciated across its useful life.
Goodwill Impairment. We test goodwill for impairment at least annually by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary or by electing to forgo the qualitative assessment and perform the quantitative goodwill test. For the year ended December 31, 2025, the Company elected to perform a qualitative assessment of goodwill. Upon performing the qualitative assessment of goodwill, qualitative factors are assessed to determine whether it is more likely than not that the fair value is less than the carrying amount. For the years ended December 31, 2024 and 2023, we elected to perform a quantitative goodwill test which compares the estimated fair values of our reporting units to their respective carrying values. For the quantitative test, we use the income method to estimate the fair value of these assets, which is based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants, and include the amount and timing of future cash flows (including expected growth rates and profitability). Estimates utilized in the projected cash flows include consideration of macroeconomic conditions, overall category growth rates, competitive activities, Company business plans and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.
Based on the results of the annual qualitative assessment of goodwill for the year ended December 31, 2025, we concluded it is not more likely than not that the fair value of the Population Health Management Division is less than the carrying amount and therefore, did not perform a quantitative goodwill test or record impairment.
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
Due to the sale of Procare, the Company tested for impairment the remaining goodwill in the Population Health Management Division of $13.9 million. On June 30, 2024, we determined that the fair value of our Population Health Management Division was greater than its carrying value. Therefore, no goodwill impairment was recognized for the quarter ended June 30, 2024. No goodwill impairment was recognized for years ended December 31, 2025 and December 31, 2024.

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
Selected Quarterly Financial Data
During 2025, the Company determined that its previously issued consolidated financial statements for the year ended December 31, 2024 required restatement. The restatement primarily related to the reclassification of non-cash stock-based compensation obligations associated with under-construction and ramping hospitals from equity to liabilities, based on the applicable classification criteria under ASC 718, Compensation—Stock Compensation, and ASC 480, Distinguishing Liabilities from Equity. In addition, the Company recorded certain immaterial adjustments, including the reclassification of related-party balances intended as capital contributions, the reclassification of restricted balances out of cash and cash equivalents, adjustments to income tax expense and related disclosures, and certain presentation refinements. As a result of these changes, the Company’s previously reported quarterly results for fiscal years 2024 and 2025 have been revised, including income (loss) and earnings per share, as reflected in the summarized quarterly financial information presented below:

	For the quarters ended
(In thousands, except per share amounts)	December 31, 2025	September 30, 2025	June 30, 2025	March 31, 2025
Total revenue	$151,679	$267,804	$243,985	$211,789

Total operating costs and expenses	105,541	112,923	119,061	93,451

Gross profit	46,138	154,881	124,924	118,338

Total corporate and other costs	15,220	24,514	91,245	37,677

Operating income (loss)	30,918	130,367	33,679	80,661

Income (loss) before taxes	25,894	123,939	23,732	71,216

Income tax expense (benefit)	9,286	27,140	7,588	20,410

Net income (loss)	16,608	96,799	16,144	50,806

Less: net income attributable to noncontrolling interests	4,774	41,364	33,841	29,589

Net income (loss) attributable to Nutex Health Inc.	11,834	55,435	(17,697)	21,217

Earnings (loss) per common share
Basic	1.68	8.27	(2.95)	3.74
Diluted	1.62	7.76	(2.95)	3.33

	For the quarters ended
(In thousands, except per share amounts)	December 31, 2024	September 30, 2024	June 30, 2024	March 31, 2024
Total revenue	$257,619	$78,795	$76,082	$67,453

Total operating costs and expenses	115,992	56,878	53,521	57,296

Gross profit	141,626	21,917	22,561	10,157

Total corporate and other costs	27,340	12,254	17,262	8,707

Operating income (loss)	114,286	9,663	5,299	1,450

Income (loss) before taxes	108,654	(2,580)	3,904	(152)

Income tax expense (benefit)	9,151	4,585	894	390

Net income (loss)	99,503	(7,165)	3,010	(542)

Less: net income attributable to noncontrolling interests	37,890	1,623	3,374	(178)

Net income (loss) attributable to Nutex Health Inc.	61,613	(8,788)	(364)	(364)

Earnings (loss) per common share
Basic	11.33	(1.72)	(0.07)	(0.08)
Diluted	9.88	(1.72)	(0.07)	(0.08)
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

Item 8. Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Nutex Health Inc.
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Nutex Health Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, changes in equity, and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated March 5, 2026 expressed an unqualified opinion.
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
Critical audit matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Estimate of variable consideration, including contractual allowances and estimate of claims subject to arbitration
As described further in notes 2 and 4 to the financial statements, revenues and related accounts receivable are recognized at a point in time when the services are provided to patients, net of adjustments and discounts. Patient service revenues are recorded at the amount that reflects the consideration the Company expects to be paid for providing patient care.

Estimating the amount of variable consideration can require significant judgement in developing the appropriate portfolio of data and can be subject to change based on continuous reevaluation of historical outcomes. We identified the estimate of variable consideration, including contractual allowances and estimate of claims subject to arbitration, as a critical audit matter.

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
•We tested the design and operating effectiveness of controls relating to billing and cash collections of patient service revenue and accounts receivable, including arbitration win amounts, that are used to develop the variable consideration estimates.
•For a sample of patient visits, we inspected and compared underlying documents for each transaction, which included gross billing charges and cash collected (net revenue).
•For a sample of patient visits, we traced gross billings and net revenue to each report used in determining and assessing the contractual adjustment calculation and if applicable, the arbitration estimate. We recalculated the contractual adjustment and arbitration estimate for a sample of patient visits to ensure they were consistent with the Company’s policy and traced the adjustment ratio for each payor to the Company's calculation based on historical collection experience.
•We compared cash collections to recorded net revenue for each quarter of 2025 and for the year ended December 31, 2025.
•We performed a lookback analysis to the December 31, 2024 accounts receivable by comparing collections made during the year ended December 31, 2025 to assess the reasonableness of management’s estimation process.
/s/ GRANT THORNTON LLP
We have served as the Company’s auditor since 2025.
Houston, Texas
March 5, 2026

Report of Independent Registered Public Accounting Firm
To the Shareholders and Board of Directors of
Nutex Health Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheet of Nutex Health Inc. (the “Company”) as of December 31, 2023, the related consolidated statements of operations, changes in equity and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audit, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Marcum LLP
Marcum LLP
We served as the Company’s auditor from 2021 to 2025.
Houston, Texas
March 28, 2024

NUTEX HEALTH INC.
CONSOLIDATED BALANCE SHEETS

	December 31
(In thousands, except share and per share amounts)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$185,574	$40,640
Restricted cash	297	—
Restricted short-term investments	—	2,941
Accounts receivable	319,440	232,449
Accounts receivable - related parties	5,978	3,602
Inventories	2,866	2,850
Prepaid expenses and other current assets	24,656	9,997
Total current assets	538,811	292,479
Property and equipment, net (accumulated depreciation of 31,696 and 25,271 as December 31, 2025 and December 31, 2024, respectively)	94,581	77,933
Operating lease right-of-use assets	26,955	27,872
Financing lease right-of-use assets	222,367	218,889
Intangible assets, net	21,230	15,530
Goodwill, net	13,919	13,919
Deferred tax assets	—	7,987
Other assets	662	711
Total assets	$918,525	$655,320

Liabilities and Equity
Current liabilities:
Accounts payable	$45,863	$9,614
Accounts payable - related parties	3,104	806
Lines of credit	740	3,554
Current portion of long-term debt	13,336	14,395
Operating lease liabilities, current portion	2,152	2,080
Financing lease liabilities, current portion	7,077	7,705
Accrued arbitration expenses	49,743	47,742
Accrued income tax expense	867	26,533
Accrued stock-based compensation	8,256	16,356
Accrued expenses and other current liabilities	26,773	25,440
Total current liabilities	157,911	154,225
Long-term debt, net	29,174	22,466
Non-current operating lease liabilities, net	30,037	30,617
Non-current financing lease liabilities, net	268,877	259,479
Deferred tax liabilities	9,089	—
Total liabilities	495,088	466,787

Commitments and contingencies (Note 10)

Equity:
Common stock, $0.001 par value; 950,000,000 shares authorized; 7,086,670 and 5,511,452 shares issued and outstanding as of December 31, 2025 and December 31, 2024, respectively	7	6
Additional paid-in capital	615,627	489,409
Accumulated deficit	(286,187)	(356,976)
Nutex Health Inc. equity	329,447	132,439
Noncontrolling interests	93,990	56,094
Total equity	423,437	188,533
Total liabilities and equity	$918,525	$655,320
See accompanying notes to the consolidated financial statements.

NUTEX HEALTH INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year ended December 31,
(In thousands, except per share amounts)	2025	2024	2023
Revenue:
Hospital division	$844,162	$449,064	$218,070
Population health management division	31,095	30,885	29,576
Total revenue	875,257	479,949	247,646

Operating costs and expenses:
Payroll	158,081	117,527	108,378
Contract services	190,315	100,757	42,350
Medical supplies	17,241	15,285	14,151
Depreciation and amortization	20,530	18,972	17,592
Other	44,809	31,146	30,401
Total operating costs and expenses	430,976	283,687	212,872

Gross profit	444,281	196,261	34,774

Corporate and other costs:
Facilities closing costs	—	—	217
Acquisition costs	—	—	44
Stock-based compensation	117,003	16,555	2,836
Impairment of assets	—	3,887	29,082
Impairment of goodwill	—	3,197	1,139
General and administrative expenses	51,653	41,924	33,230
Total corporate and other costs	168,656	65,563	66,548

Operating income (loss)	275,625	130,698	(31,774)

Interest expense, net	22,226	19,932	16,318
Loss on warrant liability	—	1,609	—
Other (income) expense	8,618	(669)	399
Income (loss) before taxes	244,781	109,826	(48,491)

Income tax expense (benefit)	64,424	15,020	(5,067)

Net income (loss)	180,357	94,806	(43,424)

Less: net income attributable to noncontrolling interests	109,568	42,709	2,363

Net income (loss) attributable to Nutex Health Inc.	$70,789	$52,097	$(45,787)

Earnings (loss) per common share
Basic	$11.13	$10.23	$(10.39)
Diluted	$10.48	$9.69	$(10.39)
See accompanying notes to the consolidated financial statements.

NUTEX HEALTH INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity
(In thousands, except share data)	Shares	Amount

Balance at January 1, 2023	4,334,825	$4	$459,144	$(363,286)	$24,465	$120,327
Deconsolidation of Real Estate Entities	—	—	—	—	(4,258)	(4,258)
Common stock issued for exercise of warrants	8,456	—	—	—	—	—
Common stock issued to Apollo Medical Holding Inc.	6,667	—	1,900	—	—	1,900
Common stock issued for Employee Stock Purchase Plan	515	—	14	—	—	14
Common stock issued for acquisition	16,943	—	906	—	—	906
Debt conversion to common stock	142,384	1	6,217	—	—	6,218
Stock-based compensation	1,409	—	936	—	—	936
Warrants issued with convertible debt	—	—	1,404	—	—	1,404
Contributions	—	—	—	—	298	298
Distributions	—	—	—	—	(5,215)	(5,215)
Net income (loss)	—	—	—	(45,787)	2,363	(43,424)
Balance at December 31, 2023	4,511,199	$5	$470,521	$(409,073)	$17,653	$79,106
Common stock issuance for Securities Purchase Agreement	444,444	—	1,540	—	—	1,540
Warrant exercises	444,445	1	11,643	—	—	11,644
Common stock received in sale of business	(5,060)	—	(30)	—	—	(30)
Common stock issued for Employee Stock Purchase Plan	8,405	—	86	—	—	86
Common stock issued for acquisition	64,746	—	406	—	—	406
Debt conversion to common stock	11,824	—	321	—	—	321
Vesting of Restricted Stock Units	1,298	—	—	—	—	—
Reverse stock split adjustment	3,116	—	—	—	—	—
Stock-based compensation	27,035	—	199	—	—	199
Contributions	—	—	4,723	—	2,170	6,893
Distributions	—	—	—	—	(6,438)	(6,438)
Net income	—	—	—	52,097	42,709	94,806
Balance at December 31,2024	5,511,452	$6	$489,409	$(356,976)	$56,094	$188,533
(Continued)
See accompanying notes to the consolidated financial statements.

NUTEX HEALTH INC.
CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Noncontrolling Interests	Total Equity
(In thousands, except share data)	Shares	Amount

Balance at December 31, 2024	5,511,452	$6	$489,409	$(356,976)	$56,094	$188,533
Warrant exercises	40,387	—	—	—	—	—
Common stock issued for Employee Stock Purchase Plan	3,502	—	263	—	—	263
Common stock issued for acquisition	2,102	—	250	—	—	250
Asset acquisition noncontrolling interest	—	—	—	—	1,989	1,989
Debt conversion to common stock	183,404	—	5,444	—	—	5,444
Vesting of Restricted Stock Units	38,867	—	—	—	—	—
Stock-based compensation	1,334,826	1	125,062	—	—	125,063
Stock repurchases and retirements	(27,870)	—	(4,953)	—	—	(4,953)
Contributions	—	—	152	—	615	767
Distributions	—	—	—	—	(74,276)	(74,276)
Net income	—	—	—	70,789	109,568	180,357
Balance at December 31, 2025	7,086,670	$7	$615,627	$(286,187)	$93,990	$423,437
See accompanying notes to the consolidated financial statements.

NUTEX HEALTH INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31,
(In thousands)	2025	2024	2023
Cash flows from operating activities:
Net income (loss)	$180,357	$94,806	$(43,424)
Adjustment to reconcile net income (loss) to net cash from operating activities:
Depreciation and amortization	20,530	18,972	17,592
Impairment of assets	—	3,887	29,082
Impairment of goodwill	—	3,197	1,139
Derecognition of goodwill	—	453	—
Loss on warrant liability	—	1,609	—
Stock-based compensation expense	117,003	16,555	2,836
Changes to deferred taxes	17,076	(13,133)	(5,707)
Debt accretion expense	902	1,042	1,210
Loss on lease termination	—	—	58
Changes in operating assets and liabilities:
(Increase)/Decrease in Accounts receivable	(86,943)	(173,957)	(970)
(Increase)/Decrease in Accounts receivable - related party	(2,376)	550	(3,614)
(Increase)/Decrease in Inventories	(16)	540	143
(Increase)/Decrease in Prepaid expenses and other current assets	(14,610)	(7,021)	(817)
(Increase)/Decrease in Operating right-of-use assets	917	1,147	1,632
Increase/(Decrease) in Accounts payable	35,555	(8,682)	(4,715)
Increase/(Decrease) in Accounts payable - related party	2,298	(2,037)	2,467
Increase/(Decrease) in Operating lease liabilities	(508)	(1,528)	(1,501)
Increase/(Decrease) in Accrued arbitration expenses	2,002	47,742	—
Increase/(Decrease) in Accrued income tax expense	(25,666)	26,533	—
Increase/(Decrease) in Accrued expenses and other current liabilities	1,604	12,478	5,846
Net cash provided by operating activities	248,125	23,153	1,257

Cash flows from investing activities:
Acquisitions of property and equipment	(2,526)	(2,304)	(9,497)
Purchase of restricted short-term investment	—	(2,941)	—
Cash related to sale of business	—	(361)	—
Proceeds from restricted short-term investment	1,596	—	—
Payments for acquisitions of businesses, net of cash acquired	—	—	(704)
Cash related to asset acquisition	(4,312)	—	—
Cash related to deconsolidation of Real Estate Entities	—	—	(1,039)
Net cash used in investing activities	(5,242)	(5,606)	(11,240)

Cash flows from financing activities:
Proceeds from lines of credit	5,043	2,262	2,341
Proceeds from notes payable	—	7,015	16,953
Proceeds from convertible notes	—	—	4,910
Repayments of lines of credit	(7,857)	(2,079)	(1,593)
Repayments of notes payable	(11,382)	(9,969)	(16,479)
Repayments of finance leases	(5,244)	(4,628)	(3,485)
Proceeds from common stock issuance, net issuance costs	—	9,202	—
Proceeds from exercise of warrants	—	2,373	—
Cash related to stock repurchases and retirements	(5,000)	—	—
Members' contributions	767	3,353	298
Members' distributions	(74,276)	(6,438)	(5,215)
Net cash provided by (used in) financing activities	(97,949)	1,091	(2,270)
Net change in cash and cash equivalents	144,934	18,638	(12,253)

Cash and cash equivalents - beginning of the period	40,640	22,002	34,255
Restricted cash - beginning of period	—	—	—
Cash and cash equivalents and restricted cash - beginning of period	40,640	22,002	34,255

Cash and cash equivalents - end of period	185,574	40,640	22,002
Restricted cash - end of period	297	—	—
Cash and cash equivalents and restricted cash - end of period	185,871	$40,640	$22,002
See accompanying notes to the consolidated financial statements.

NUTEX HEALTH INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1 – Organization and Operations
Nutex Health Inc. (“Nutex Health” or the “Company”), is a physician-led, healthcare services and operations company with 26 hospital facilities (as of December 31, 2025) in 12 states (hospital division), and a primary care-centric, risk-bearing population health management division. Our hospital division implements and operates different innovative health care models, including micro-hospitals, specialty hospitals and hospital outpatient departments (“HOPDs”). The population health management division owns and operates provider networks such as independent physician associations (“IPAs”).
We employ 944 full-time employees, contract more than 280 doctors at our facilities and partner with over 3,600 physicians within our networks. Our corporate headquarters is based in Houston, Texas. We were incorporated on April 13, 2000 in the state of Delaware.
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
1:10 Reverse stock split. In addition, the Board determined to effect a reverse stock split of the common stock at a 1-for-10 ratio (the “1:10 Reverse Stock Split”) effective as of 11:59 pm Eastern time on July 2, 2024. The Company’s stockholders, at the annual meeting on June 17, 2024, had approved a reverse stock split within a range of 1:2 and 1:16 to be effected within one year of approval at the discretion of the Board. This 1:10 Reverse Stock Split is in addition to the Company’s previous 1:15 Reverse Stock Split as discussed above. The Company’s common stock began trading on The Nasdaq Stock Market on a post-1:10 Reverse Stock Split basis under the Company’s existing trading symbol “NUTX” at the open of the market on July 3, 2024. The 1:10 Reverse Stock Split was also implemented for the purpose of regaining compliance with the minimum bid price requirement for continued listing of the Company’s common stock on The Nasdaq Capital Market.

As a result of both the 1:15 Reverse Stock Split and 1:10 Reverse Stock Split (collectively, the “2024 Reverse Stock Splits”) the number of shares of common stock outstanding was reduced to 5,511,452 shares as of December 31, 2024 , inclusive of whole shares issued for fractional shares, and the number of authorized shares of common stock remains at 950,000,000.
Unless otherwise indicated, all authorized, issued, and outstanding stock and per share amounts contained in the accompanying consolidated financial statements have been adjusted to reflect the 2024 Reverse Stock Splits for all prior periods presented. Proportionate adjustments for the 2024 Reverse Stock Splits were made to the exercise prices and number of shares issuable under the Company’s equity incentive plans, and the number of shares underlying outstanding equity awards, as applicable.
The impacts of the 2024 Reverse Stock Splits were applied retroactively for all periods presented in accordance with applicable guidance. Therefore, prior period amounts are different than those previously reported. Certain amounts within the following tables may not foot due to rounding.
The following table illustrates changes in loss per share and weighted average shares outstanding, as previously reported prior to, and as adjusted subsequent to, the impact of the 2024 Reverse Stock Splits retroactively adjusted for the periods presented (in thousands, except share and per share data):

	Year Ended December 31, 2023
	As Previously Reported	Impact of 2024 Reverse Stock Splits	As Revised
Loss attributable to common stockholders	$(45,787)	$—	$(45,787)
Weighted average shares used to compute basic and diluted EPS	661,247,959	(656,839,639)	4,408,320
Loss per share - basic and diluted	$(0.07)	$(10.32)	$(10.39)
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
The hospital division includes our healthcare billing and collections organization and hospital entities. In addition, we have financial and operating relationships with multiple professional entities (the “Physician LLCs”) and real estate entities (the “Real Estate Entities”). The Physician LLCs employ the physicians who provide services in our hospitals. These Physician LLCs are consolidated by the Company as VIEs because they do not have significant equity at risk to finance their activities independently. The Company is considered the primary beneficiary of these entities because (i) it has the power to direct the activities that most significantly affect their economic performance through its contractual and operational oversight, and (ii) it has the obligation to absorb losses and the right to receive benefits that could be significant, as evidenced by the Company's historical practice of providing financial support during periods of cash shortfall and receiving the benefit of services provided.
The Real Estate Entities own the land and buildings used by the Company's hospital entities and lease these facilities to the Company. These entities have mortgage loans payable to third parties which are collateralized by the land and buildings. We consolidate certain Real Estate Entities as VIEs when our hospital entities are guarantors or co-borrowers under the related mortgage loans. In such cases, the Company is considered the primary beneficiary because it has the power to direct the entities' most significant activities and has the obligation to absorb losses and the right to receive benefits that could be significant to the Real Estate Entities.
While the Company holds no direct equity ownership in the consolidated Physician LLCs or certain Real Estate Entities, it is deemed to have an indirect economic interest through its contractual relationships with intermediary entities such as ER LLCs, which provide operational and functional support to the VIEs. As a result, 100% of the equity in these VIEs is reflected as noncontrolling interests in the consolidated balance sheets and statements of operations. Certain of the Physician LLCs and Real Estate Entities are owned in part and, in some cases, controlled by related parties including members of our executive management team.
The population health management division includes our management services organizations. Additionally, Atlas Healthcare Physicians ("Atlas", formerly known as "Associated Hispanic Physicians of So. California"), an IPA entity that is not owned by us, is consolidated as a VIE of our wholly-owned subsidiary AHP Health Management Services (“AHP”). AHP is deemed the primary beneficiary of Atlas because it has the power to direct the significant activities of Atlas through a comprehensive management services agreement and has the right to receive substantially all of the economic benefits from its operations.
All significant intercompany balances and transactions have been eliminated in consolidation.
Use of estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include (i) estimates of net revenue and accounts receivable, (ii) fair value of acquired assets and liabilities in business combinations, (iii) impairment of long-lived assets and goodwill, (iv) estimate of valuation allowance against deferred taxes, (v) fair value of non-employee stock-based compensation and (vi) Black-Scholes option model to compute fair value of warrant liability. Actual results could differ from those estimates. During the year ended December 31, 2024, a change in estimate occurred for estimates of net revenue and accounts receivable. See Note 4 – Revenue regarding changes in estimate in the Company’s revenue recognition process. Accounts receivable as of December 31, 2023 was $58.6 million.
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
Population health management division – The population health management division recognizes revenue for capitation and management fees for services to IPAs and physician groups monthly.
Capitation revenue consists primarily of capitated fees for medical services provided by physician-owned entities we consolidate as VIEs. Capitated arrangements are made directly with various managed care providers including HMOs. Capitation revenues are typically paid to us monthly in the period services are provided based on the number of enrollees selecting us as their healthcare provider. Capitation is a fixed payment amount per patient per unit of time paid in advance for the delivery of health care services, whereby the service providers are generally liable for excess medical costs.
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
Restricted cash and restricted short-term investments. Restricted cash and short-term investments consist of cash and cash-equivalent balances that are subject to contractual restrictions, are not available for general corporate purposes, and are expected to be utilized within one year. As of December 31, 2025, restricted cash primarily included cash required to be maintained in a segregated account in connection with a loan agreement and cash restricted for the broker administering the Company's share repurchase program. As of December 31, 2024, restricted short-term investments consisted of a certificate of deposit pledged as collateral for a bank loan that matured in April 2025. Restricted cash had a balance of $0.3 million and zero as of December 31, 2025 and December 31, 2024, respectively. Restricted short-term investments had a balance of zero and $2.9 million as of December 31, 2025 and December 31, 2024, respectively.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reflected on the consolidated balance sheets to the total amounts shown within the consolidated statements of cash flows for each year (in thousands):

	December 31, 2025	December 31, 2024
Cash and cash equivalents	$185,574	$40,640
Restricted cash	297	—
Cash, cash equivalents and restricted cash	$185,871	$40,640

Inventories. Inventories are comprised of medical supplies and pharmaceuticals used at the Company’s facilities. Inventories are measured at lower of cost or net realizable value, which includes the weighted average cost of medical supplies and pharmaceuticals. The carrying amount is assessed for net realizable value.
Intangible assets. Intangible assets include acquired technology, relationships, contracts and trademark intangibles each having definite lives. Indefinite lived intangible assets, such as a Certificate of Need, are not amortized but instead are assessed for impairment at least annually, or when certain indicators of impairment exist on an interim basis. Definite lived intangible assets are amortized using the straight-line method over the estimated lives of the respective assets.
Goodwill. Goodwill represents the excess of the fair value of the consideration conveyed in the acquisition over the fair value of net assets acquired. Goodwill is not amortized but instead is evaluated for impairment at the same time every year and when an event occurs or circumstances change such that it is more likely than not that impairment may exist.
Goodwill is tested for impairment at least annually by first performing a qualitative assessment to determine whether a quantitative goodwill test is necessary or by electing to forgo the qualitative assessment and perform the quantitative goodwill test. For the year ended December 31, 2025, the Company elected to perform a qualitative assessment of goodwill. Upon performing the qualitative assessment of goodwill, qualitative factors are assessed to determine whether it is more likely than not that the fair value is less than the carrying amount. For the years ended December 31, 2024 and 2023, we elected to perform a quantitative goodwill test which compared the estimated fair values of our reporting units to their respective carrying values. For the quantitative test, we used the income method to estimate the fair value of these assets, which was based on forecasts of the expected future cash flows attributable to the respective assets. Significant estimates and assumptions inherent in the valuations reflect a consideration of other marketplace participants, and include the amount and timing of future cash flows (including expected growth rates and profitability). Estimates utilized in the projected cash flows include consideration of macroeconomic conditions, overall category growth rates, competitive activities, Company business plans and the discount rate applied to the cash flows. Unanticipated market or macroeconomic events and circumstances may occur, which could affect the accuracy or validity of the estimates and assumptions.
Based on the results of the annual qualitative assessment of goodwill for the year ended December 31, 2025, we concluded it is not more likely than not that the fair value of the Population Health Management Division is less than the carrying amount and therefore, did not perform a quantitative goodwill test or record impairment.
On June 30, 2024, we recognized an impairment of goodwill of $3.2 million and the derecognition of goodwill of $0.5 million, both for the Population Health Management Division, related to the sale of Procare Health, Inc. ("Procare"), a wholly-owned subsidiary of Nutex. Procare was considered part of the Population Health Management Division. Prior to the sale of Procare, the Company recognized a goodwill impairment amount of $3.2 million. On the sale of Procare, the Company recognized the derecognition of goodwill of $0.5 million based on the remaining carrying amount of goodwill for the Procare business after impairment.
Due to the sale of Procare, the Company tested for impairment the remaining goodwill in the Population Health Management Division of $13.9 million. On June 30, 2024, we determined that the fair value of our Population Health Management Division was greater than its carrying value. Therefore, no additional goodwill impairment was recognized for the quarter ended June 30, 2024 or for the year ended December 31, 2024. No goodwill impairment was recognized for year ended December 31, 2025.
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
Long-lived assets. Fixed assets are stated at cost. The Company assesses the valuation of components of its property and equipment and other long-lived assets whenever events or circumstances indicate that the carrying value might not be recoverable. The Company bases its evaluation on indicators such as the nature of the assets, the future economic benefit of the assets, any historical or future profitability measurements and other external market conditions or factors that may be present. If such factors indicate that the carrying amount of an asset or asset group may not be recoverable, the Company determines whether an impairment has occurred by analyzing an estimate of undiscounted future cash flows at the lowest level for which identifiable cash flows exist. If the estimate of undiscounted cash flows during the estimated useful life of the asset is less than the carrying value of the asset, the Company recognizes a loss for the difference between the carrying value of the asset and its estimated fair value, generally measured by the present value of the estimated cash flows. Long-lived assets are depreciated using the straight-line method over their estimated useful lives. Buildings and improvements are depreciated over estimated useful lives ranging from 10 - 39 years. Estimated useful lives of equipment vary generally from 5 - 10 years.
Stock-based compensation. We account for employee and non-employee stock-based compensation using the fair value method. Non-employee stock-based compensation is based on contractual obligations under the terms of the Contribution Agreement; see Note 12 - Stock-based Compensation. Compensation cost for equity incentive awards is based on the fair value of the equity instrument generally on the date of grant and is recognized over the requisite service period. Forfeitures are recognized as they occur.
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
Leases. Leases are capitalized on the Company’s balance sheet through recognition of a liability for the discounted present value of future fixed lease payments and a corresponding right-of-use (“ROU”) asset. The ROU asset recorded at commencement of the lease represents the right to use the underlying asset over the lease term in exchange for the lease payments. When readily determinable, the Company uses the interest rate implicit in a lease to determine the present value of future lease payments. For leases where the implicit rate is not readily determinable, the Company’s incremental borrowing rate is utilized. The Company calculates its incremental borrowing rate upon commencement of a lease, using a model that uses the U.S. Department of Treasury daily treasury yield curve and a rate spread suitable for the Company to estimate the rate of interest the Company would have to pay to borrow an amount equal to the total lease payments on a collateralized basis over a term similar to the lease. Majority of leases include options to extend a lease and the Company recognizes these options as part of ROU assets and lease liabilities. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
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
Advertising and marketing expense. The Company advertising and marketing expense consists of expense associated with marketing its brand and services via media outlets such as social media, billboards and publications. These costs are expensed as incurred and recorded in other operating costs and expenses in the consolidated statements of operations. Advertising and marketing expense for the years ended December 31, 2025, 2024 and 2023 totaled $6.5 million, $5.6 million and $5.5 million, respectively.
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
We file tax returns in the U.S. and various state jurisdictions. With few exceptions, our returns for periods prior to 2019 are no longer subject to examination by tax authorities in these jurisdictions. We recognize the financial statement benefit of a tax position only after determining that the relevant tax authority would more likely than not sustain the position following an audit. If a tax position meets the “more likely than not” recognition criteria, accounting guidance requires the tax position be measured at the largest amount of benefit greater than 50% likely of being realized upon ultimate settlement. We record income tax related interest and penalties, if any, as a component in the provision for income tax expense.
Earnings (loss) per share – Basic earnings (loss) per share amounts are calculated by dividing income available to common shareholders by the weighted average number of shares of common stock outstanding. Diluted earnings (loss) per share amounts are calculated by dividing net income by the weighted average number of shares of common stock and common stock equivalents outstanding. Common stock equivalents represent shares issuable upon the assumed conversion of outstanding convertible notes, the assumed exercise of common stock options and warrants outstanding, unvested restricted stock units, and the effect of contingently issuable shares.
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
Segment reporting. A public company is required to report descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Aggregation of similar operating segments into a single reportable operating segment is permitted if the businesses have similar economic characteristics and meet established criteria. The Company operates three reportable segments – the hospital division, the population health management division and the real estate division. The real estate division is comprised of the Real Estate Entities. Refer to Note 17 – Segment Information to the consolidated financial statements for information on the Company’s segments.
Variable interest entities. On an ongoing basis, as circumstances indicate the need for reconsideration, the Company evaluates each legal entity that is not wholly-owned by the Company in accordance with the consolidation guidance. The evaluation considers all of the Company’s variable interests, including equity ownership, as well as management services agreements. A legal entity is determined to be a VIE if it (i) does not have sufficient equity to finance its activities without additional subordinated financial support; (ii) the entity is established with non-substantive voting rights; or (iii) the equity holders, as a group, lack the characteristics of a controlling financial interest. If an entity is determined to be a VIE, the Company evaluates whether the Company is the primary beneficiary.
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
Refer to Note 19 – Variable Interest Entities to the consolidated financial statements for information on the Company’s consolidated VIEs. If there are variable interests in a VIE but the Company is not the primary beneficiary, the Company may account for the investment using the equity method of accounting.
Stock repurchases and retirements. Historically, the Company accounted for stock retirements in accordance with ASC 505-30-30-8, which permitted the excess of the repurchase price over par or stated value to be allocated between additional paid-in capital ("APIC") and retained earnings, or alternatively, charged entirely to retained earnings. The allocation to APIC was subject to specific limitations based on prior retirements, net gains on sales of treasury stock, and related capital transactions for the same issue. In the fourth quarter of 2025, the Company completed a stock retirement transaction that is subject to updated transition guidance. Under the new policy, effective with this transaction and for all future stock retirements, any excess of the repurchase price over par or stated value will be reflected entirely as a deduction from APIC, provided that APIC does not become negative as a result. This change aligns the Company’s accounting treatment with the latest authoritative guidance and will be applied prospectively to all subsequent stock retirement activities.
Reclassifications. Financial statements presented for prior periods include reclassifications that were made to conform to the current year presentation. During 2024, the Company reclassified a portion of insurance expenses that were previously included in insurance expense to payroll expenses and other operating expenses within operating costs and expenses to better reflect the nature of those costs. In addition, the Company’s reverse stock split during 2024 resulted in a reclassification between common stock and APIC, with no net impact on total stockholders’ equity. These reclassifications had no effect on the Company’s total operating expenses, net income (loss), or cash flows for any period presented.
Recent accounting pronouncements - issued, not yet adopted
In November 2024, the FASB issued Accounting Standards Update ("ASU") 2024-03 – Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of this update.

In May 2025, the FASB issued ASU 2025-03 – Business Combinations (Topic 805) and Consolidation (Topic 810) - Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity, which revises the current guidance for determining the accounting acquirer for a transaction effected primarily by exchanging equity interests in which the legal acquiree is a VIE that meets the definition of a business. The amendments require that an entity consider the same factors that are currently required for determining which entity is the accounting acquirer in other acquisition transactions. ASU 2025-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual periods. The Company is currently evaluating the impact of this update.
In November 2025, the FASB issued ASU 2025-08 – Financial Instruments - Credit Losses (Topic 326) - Purchased Loans, which expand the population of acquired financial assets subject to the gross-up approach in Topic 326. The amendments require loans (excluding credit cards) acquired without credit deterioration and deemed “seasoned” are purchased seasoned loans and accounted for using the gross-up approach at acquisition. ASU 2025-08 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual periods. The Company is currently evaluating the impact of this update.
Recent accounting pronouncements - adopted
In December 2023, the FASB issued ASU 2023-09 – Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which requires public entities, on an annual basis, to provide disclosure of specific categories in the rate reconciliation, as well as disclosure of income taxes paid disaggregated by jurisdiction. The Company adopted ASU 2023-09 during the year ended December 31, 2025. See Note 14 - Income Taxes for further detail.
In December 2025, the FASB issued ASU 2025-12 - Codification Improvements, which addresses suggestions received from stakeholders on the Accounting Standards Codification and makes other incremental improvements to generally accepted accounting principles. The Company adopted issue 10 of ASU 2025-12 during the year ended December 31, 2025. See Note 13 - Equity for further detail.
Note 3 – Mergers, Acquisitions and Divestitures
May 2025 Acquisition of controlling interest and consolidation
On May 2, 2025, the Company acquired a 51% membership interest in an Indiana-based limited liability company (“May 2025 Acquiree”) for $2.3 million in cash. The Company determined that the May 2025 Acquiree, a Real Estate Entity, does not meet the definition of a business under ASC 805-10-55-5A. Accordingly, the transaction was accounted for as an asset acquisition under ASC 805-50. The identifiable assets acquired and liabilities assumed were recognized based on their relative fair values.
The Company concluded that the May 2025 Acquiree is a voting interest entity and that the Company has a controlling financial interest based on its majority voting rights and operational control. As such, the Company consolidated the May 2025 Acquiree under the voting interest model in accordance with ASC 810-10 as of the acquisition date.
As part of the transaction, a noncontrolling interest representing 49% ownership in May 2025 Acquiree was recognized and is accounted for at cost. The noncontrolling interest does not have substantive participating rights.
The following table summarizes the net amount of May 2025 Acquiree's identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Cash and cash equivalents	$309
Building and improvements	8,734
Land	2,127
Note payable assumed	(8,078)
Net identifiable assets acquired	$3,092
The following is a summary of the total consideration paid and the noncontrolling interest at cost (in thousands):

Cash consideration transferred	$2,303
Noncontrolling interest (49%)	789
Total consideration transferred	$3,092
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

Building and improvements	$8,734
Lease derecognition upon consolidation	(2,679)
Adjusted carrying value of building and improvements	$6,055
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
The following table summarizes the net amount of September 2025 Acquiree's identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Furniture and fixtures	$1,000
Intangible asset - Certificate of Need	7,000
Total identifiable assets acquired	$8,000
The following table summarizes the total consideration for the acquisition (in thousands):

Seller note	$5,800
Deferred payment obligation	1,000
Equity interest in September 2025 Acquiree issued to seller	1,200
Total purchase consideration	$8,000
As a result of the transaction, the consolidated subsidiary was determined to be a VIE under ASC 810 due to insufficient equity at risk and its reliance on guarantees and financial support from the Company. The Company is the primary beneficiary of the consolidated subsidiary and consolidates its financial results. See Note 19 - Variable interest entities for additional information.

No goodwill was recognized in connection with the acquisition, consistent with ASC 805-50. The consolidated subsidiary remains in development stage, and no revenue or operating expenses have been included in the Company's consolidated results as of the acquisition date.
December 2025 Asset Acquisition
On December 17, 2025, the Company acquired land and an office building, together with related contractual rights, including existing tenant lease agreements and certain service contracts ("December 2025 Acquiree") pursuant to an asset purchase agreement, for $2.2 million in cash. The Company determined December 2025 Acquiree does not meet the definition of a business under ASC 805-10-55-5A. Accordingly, the transaction was accounted for as an asset acquisition under ASC 805-50. The identifiable assets acquired and liabilities assumed were recognized based on their relative fair values.
The following table summarizes the net amount of December 2025 Acquiree's identifiable assets acquired and liabilities assumed as of the acquisition date (in thousands):

Land	$2,027
Building	8,111
Note payable	(7,918)
Net identifiable assets acquired	$2,220
No goodwill was recognized in connection with the acquisition, consistent with the guidance in ASC 805. The operating results of December 2025 Acquiree have been included in the Company’s consolidated financial statements beginning on the acquisition date.
2024 Divestitures
Sale of Procare Health, Inc. On May 30, 2024, the Company completed the sale of Procare, a wholly-owned subsidiary of Nutex, to an individual buyer. As consideration for the transaction, the buyer paid the Company $0.6 million, has assumed liabilities of $0.2 million and remitted Company stock of $0.1 million, recognized as a debit to common stock and APIC in the second quarter of 2024. During the second quarter of 2024, the Company recognized an intangible impairment of $2.1 million and a $3.2 million goodwill impairment loss. Upon completion of the sale, the Company recognized an insignificant loss on sale of business. The calculation of the loss on sale of business includes the derecognition of goodwill of $0.5 million, which was offset by consideration and other assets transferred.
Total revenue for Procare for the year ended December 31, 2025 and 2024 was $0.0 million and $0.4 million, respectively. Net loss (before impairment) for Procare for the year ended December 31, 2025 and 2024 was $0.0 million and $0.6 million, respectively. The Company does not deem this transaction to be significant.
Sale of Clinigence Health, Inc. On August 31, 2024, the Company completed the sale of Clinigence Health, Inc. (“Clinigence Health”), a wholly-owned subsidiary of Nutex to a third-party limited liability company. As consideration for the transaction, the buyer paid the Company $1.4 million ((i) $0.5 million paid at Closing subject to Adjustments as set forth in the Equity Purchase Agreement (EPA), (ii) $0.2 million paid on October 31, 2024; (iii) $0.2 million paid on December 31, 2024; (iv) $0.3 million paid in 2025 in two equal payments of $125 thousand each at the end of the first and second calendar quarters; and (v) the balance of $0.2 million paid within thirty (30) days after the end of the Holdback Period as defined in the EPA, minus any Holdback Adjustment chargeable against the Holdback Amount as defined in the EPA.). During the second quarter of 2024, the Company reclassified all assets of Clinigence Health to assets held-for-sale, within “Prepaid expenses and other current assets” in the condensed consolidated balance sheets. The value of the assets held-for-sale of $1.4 million were based on the EPA with the buyer. This resulted in an impairment loss of $1.4 million.
Upon completion of the sale, the Company recognized additional impairment losses of $0.4 million. The Company has received $0.6 million (a portion is the $0.5 million to be paid less working capital adjustments of $0.3 million).
Total revenue for Clinigence Health for the year ended December 31, 2025 and 2024 was $0.0 million and $0.9 million, respectively. Net loss (before impairment) for Clinigence Health for the year ended December 31, 2025 and 2024 is $0.0 million and $0.8 million, respectively. The Company does not deem this transaction to be significant.

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
Note 4 – Revenue
We disaggregate revenue from contracts with customers into types of services or products, consistent with our reportable segments, as follows (in thousands):

	Year Ended December 31,
	2025	2024	2023

Hospital division revenue	$844,162	$449,064	$218,070
Population health management division revenue	31,095	30,885	29,576
Total revenue	$875,257	$479,949	$247,646
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
The following tables present the allocation of the transaction price with the patient between the primary patient classification of insurance coverage:

	Year Ended December 31,
	2025	2024	2023

Insurance	97%	94%	93%
Self pay	1%	3%	4%
Workers compensation	1%	2%	2%
Medicare/Medicaid	1%	1%	1%
Total	100%	100%	100%
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

Effective May 1, 2024, we engaged with a third-party IDR vendor to further support all of our out of network claims and determine which claims would be beneficial to arbitrate. The IDR process can take up to three to five months to receive payments. In order to facilitate the dispute arbitration process, the Company incurred fees to the Centers for Medicare and Medicaid Services (“CMS”), the organizations that arbitrate the payment amount between the plan and providers known as independent dispute resolution entities (“IDRE”), and commission and fees to the third-party IDR vendor. IDRE fee payments represent refundable payments if arbitrations are successful. Therefore, these payments are reported as prepaid and other current assets in the consolidated balance sheets. The unsuccessful portion of the IDRE fee payments is written-off to contract services expense in the consolidated statements of operations at the time it is deemed uncollectible. Prepaid expenses related to IDRE fees was $20.9 million and $7.5 million as of December 31, 2025 and December 31, 2024, respectively. The balance for amounts billed from the third-party IDR vendor in accounts payable was $37.7 million and $2.2 million as of December 31, 2025 and December 31, 2024, respectively. Total accrued arbitration expenses were $49.7 million and $47.7 million as of December 31, 2025 and December 31, 2024, respectively.
For these reasons, we refined our estimates of variable consideration and revenue recognition timing, particularly to claims subject to arbitration. Our methodology now incorporates historical arbitration outcomes, payment history, and expected resolution timing in determining the expected transaction price for applicable claims. The result of this change in estimate increased our estimate of the ultimate amounts of accounts receivable we will collect for the current and prior periods moving forward. This change in estimate increased revenue and net income before tax by approximately $169.7 million and $112.0 million for the year ended December 31, 2024, respectively. Based on the weighted-average number of shares outstanding, the change increased basic and diluted earnings per share by approximately $22.00 and $20.39 for the year ended December 31, 2024, respectively. This change was applied prospectively beginning December 2024, as it reflects an improvement in the Company’s ability to estimate revenue based on additional experience and regulatory guidance.
Population health management division revenue. We recognize revenue for capitation and management fees for services to IPAs and physician groups. Capitation revenue consists primarily of capitated fees for medical services provided by physician-owned entities we consolidate as VIEs. Capitated arrangements are made directly with various managed care providers including HMOs. Capitation revenues are typically paid to us monthly in the period services are provided based on the number of enrollees selecting us as their healthcare provider. Capitation is a fixed payment amount per patient per unit of time paid in advance for the delivery of health care services, whereby the service providers are generally liable for excess medical costs. We receive management fees that are based on gross capitation revenues of the IPAs or physician groups we manage. Revenue is recognized and payments are received monthly for our services.
Note 5 - Property and Equipment
The principal categories of property and equipment are summarized as follows (in thousands):

	Useful Life (years)	December 31,	December 31,
		2025	2024
Buildings and improvements	39	$33,816	$19,650
Land	—	8,564	4,410
Leasehold improvements	10-39	30,333	28,126
Construction in progress	—	2,149	1,892
Medical equipment	10	35,564	35,395
Office furniture and equipment	7	5,322	3,985
Computer hardware and software	5	8,314	7,579
Vehicles	5	94	95
Signage	10	2,121	2,072
Total cost		126,277	103,204
Less: accumulated depreciation		(31,696)	(25,271)
Total property and equipment, net		$94,581	$77,933
We consolidate two Real Estate Entities in the Company. We acquired one Real Estate Entity in the second quarter of 2025. Two of the three Real Estate Entities are VIEs. Refer to Note 19 – Variable Interest Entities.

Depreciation and amortization of property and equipment for the years ended December 31, 2025, 2024 and 2023 totaled $6.7 million, $6.6 million and $6.0 million, respectively.
Due to the closures of four facilities, we recorded an impairment loss of $3.8 million for the year ended December 31, 2023 as the carrying value of the fixed assets associated with the facilities exceeded the fixed assets’ fair value.
Note 6 – Intangible Assets
Intangible assets. The following tables provide detail of the Company’s intangible assets (dollars in thousands):

As of December 31, 2025	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Member relationships	15	$18,491	$(4,481)	$14,010
Trademarks	7	474	(254)	220
Total amortizing intangible assets		18,965	(4,735)	14,230
Indefinite-lived intangible asset - Certificate of Need		7,000	—	7,000
Total intangible assets		$25,965	$(4,735)	$21,230

As of December 31, 2024
Amortizing intangible assets:
Member relationships	15	$18,491	$(3,248)	$15,243
Trademarks	7	474	$(187)	287
Total		$18,965	$(3,435)	$15,530
Member relationships and trademarks are associated with existing entities in the population health management division.
During the third quarter of 2025, the Company acquired an indefinite-lived asset consisting of a state-issued Certificate of Need ("CON") associated with the operation of one of its hospital facilities. The Company determined that the CON has an indefinite useful life because it is renewable at minimal cost and is expected to contribute to cash flows indefinitely. Accordingly, the asset is not amortized, but is tested for impairment annually, or more frequently if events or changes in circumstances indicate that it is more likely than not that the asset is impaired. As of December 31, 2025, the carrying amount of the indefinite-lived intangible asset was $7.0 million.
Amortization of intangible assets for the years ended December 31, 2025, 2024 and 2023 totaled $1.3 million, $1.5 million and $1.6 million, respectively.
Certain intangible assets were impaired upon the sale of Procare and sale of Clinigence Health, totaling $3.9 million for the year ended December 31, 2024. See Note 3 - Mergers, Acquisitions and Divestitures for discussion over the sale of Procare and sale of Clinigence.

Due to the closure of a facility, we recorded an impairment loss of $0.7 million for the year ended December 31, 2023 as the carrying value of the facility’s license was greater than the license’s fair value. The following is the estimated aggregated amortization expense for each of the five succeeding fiscal years:

Year ended December 31,	Amount

2026	$1,300
2027	1,300
2028	1,300
2029	1,300
2030	1,300
Thereafter	7,730
Total amortizing intangible assets	$14,230
Goodwill. The carrying amount of goodwill, by operating segment is as follows:

	Hospital Division	Population Health Management Division	Total
Balance as of December 31, 2023
Goodwill	$1,139	$415,201	$416,340
Accumulated impairment losses	(1,139)	(398,135)	(399,274)
Goodwill, net, as of December 31, 2023	—	17,066	17,066
Purchase accounting adjustments	—	503	503
Impairment of goodwill	—	(3,197)	(3,197)
Derecognition of goodwill	—	(453)	(453)
Goodwill, net, as of December 31, 2024	—	13,919	13,919
Impairment of goodwill	—	—	—
Goodwill, net, as of December 31, 2025	$—	$13,919	$13,919
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
The impairment of goodwill of $3.2 million and the derecognition of goodwill of $0.5 million, both for the Population Health Management Division, for the year ended December 31, 2024 relate to the sale of Procare Health, Inc., a wholly-owned subsidiary of Nutex. Procare was considered part of the Population Health Management Division. Prior to the sale of Procare, the Company recognized a goodwill impairment amount of $3.2 million. On the sale of Procare, the Company recognized the derecognition of goodwill of $0.5 million based on the remaining carrying amount of goodwill for the Procare business after impairment. See Note 3 - Mergers, Acquisitions and Divestitures for Procare sale.
Due to the sale of Procare, the Company tested for impairment the remaining goodwill in the Population Health Management Division of $13.9 million. On June 30, 2024, we determined that the fair value of our Population Health Management Division was greater than its carrying value. Therefore, no goodwill impairment was recognized for the quarter ended June 30, 2024. Additionally, the Company tested for annual goodwill impairment on October 1, 2024 and determined that no additional impairment was necessary.
On October 1, 2025, the Company performed its annual qualitative assessment of goodwill and concluded it is not more likely than not that the fair value of the Population Health Management Division is less than the carrying amount and therefore, did not perform a quantitative goodwill test or record impairment for the year ended December 31, 2025.

Note 7 – Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	December 31,	December 31,
	2025	2024

Accrued wages and benefits	$14,439	$14,123
Accrued supplier expenses	3,663	4,205
Accrued medical claims	5,066	3,564
Accrued other taxes	1,890	1,130
Accrued other	1,715	2,418
Total accrued expenses and other current liabilities	$26,773	$25,440
Note 8 – Debt
The Company’s outstanding debt is shown in the following table (dollars in thousands):

	Maturity Dates	Interest Rates	December 31,	December 31,
			2025	2024

Term loans secured by all assets	12/2026 - 12/2030	3.60 - 12.00%	$19,578	$9,665
Term loans secured by property and equipment	09/2026 - 01/2030	3.41 - 7.82%	5,813	9,028
Term loan secured by deposits	04/2025	7.36%	—	1,989
Line of credit secured by all assets	01/2026 - 09/2026	6.75 - 8.50%	740	3,521
Term loans of consolidated Real Estate Entities	05/2028 - 03/2037	3.50 - 3.59%	10,563	11,811
Seller note	09/2035	8.00%	5,800	—
Deferred payment	09/2035	10.00%	1,000	—
Unsecured convertible term notes	10/2025	8.00 - 10.00%	—	5,385
Total			43,494	41,399
Less: unamortized issuance costs and discount			244	984
Less: short-term lines of credit			740	3,554
Less: current portion of long-term debt			13,336	14,395
Total long-term debt			$29,174	$22,466
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
Certain outstanding debt arrangements require minimum debt service coverage ratios and other financial covenants. At December 31, 2025, we were in compliance with these debt arrangements; we had remaining availability of an aggregate of $5.3 million under outstanding lines of credit.
September 2025 Note Payable
In connection with the acquisition of September 2025 Acquiree, the Company, through its consolidated subsidiary, issued a seller note (the "September 2025 Note Payable") with a fair value of approximately $5.8 million. The September 2025 Note

Payable bears interest at 8% per annum and is payable over 10 years, with the first principal and interest payment deferred for 12 months following the closing date. The September 2025 Note Payable was issued as consideration for the acquired assets, which primarily included a certificate of need with a fair value of $7.0 million. The September 2025 Note Payable represents long-term financing associated with the acquisition and is classified within long-term debt on the consolidated balance sheet.
As part of the same transaction, the Company also agreed to make a deferred cash payment of $1.0 million, which was recognized at its present value at a 10% discount rate. The deferred payment is payable in installments over 10 years, with the first payment due 19 months after the closing date of September 19, 2025. This obligation was included as part of the total purchase consideration and is reflected within long-term debt on the consolidated balance sheet.
December 2025 Note Payable
In connection with the acquisition of December 2025 Acquiree, the Company, through its consolidated subsidiary, entered into a note payable (the “December 2025 Note Payable”) with a fair value of approximately $7.9 million. The December 2025 Note Payable bears interest at the Secured Overnight Financing Rate (the “SOFR”) plus a margin of 2.63% and is payable monthly over five years, with the first payment due in January 2026. The December 2025 Note Payable represents long-term financing associated with the acquisition and is classified within long-term debt on the consolidated balance sheet.
Pre-Paid Advance Agreement (convertible debt)
On February 15, 2024 the parties terminated the Pre-Paid Advance Agreement (the “PPA”) dated April 11, 2023, between the Company and YA II PN, Ltd. (“Yorkville”) pursuant to which the Company requested an advance of $15.0 million from Yorkville (a “Pre-Paid Advance”) purchased by Yorkville at 90% of the face amount. Interest accrued on the outstanding balance of the Pre-Paid Advance at an annual rate equal to 0% subject to an increase to 15% upon events of default described in the PPA. The Pre-Paid Advance has a maturity date of 12 months from the Pre-Paid Advance Date.
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
On April 11, 2023, the Company requested a $15.0 million initial Pre-Paid Advance in accordance with the PPA. The net proceeds of $13.5 million received by the Company from Yorkville reflect a 10% discount of $1.5 million in accordance with the PPA. Additionally, in connection with the PPA, the Company incurred $0.9 million in placement and legal fees, which the Company classifies as debt issuance costs. The discount and the debt issuance costs are reported as a direct deduction from the face amount of the PPA and are amortized monthly based on the effective interest rate method. The amortization of the discount and debt issuance costs are reported as interest expense in the consolidated statements of operations.
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
September 2023 Convertible Debt Issuance
From September 2023 to December 2023, the Company conducted a private offering of convertible notes (“Unsecured Convertible Term Notes”) and six-year warrants (“Warrants”) to accredited investors (the “Holders”) as defined in Rule 501 under the 1933 Act and issued Unsecured Convertible Term Notes convertible into an aggregate of 89,751 shares (13,462,500 prior to the 2024 Reverse Stock Splits) of common stock at a conversion price of $60.00 per share ($0.40 prior to the 2024 Reverse Stock Splits) and Warrants to purchase an aggregate of 44,875 shares of common stock (6,731,250 prior to the 2024 Reverse Stock Splits) at an exercise price of $60.00 per share ($0.40 prior to the 2024 Reverse Stock Splits). We also issued Warrants for the purchase of 26,925 shares (4,038,750 prior to the 2024 Reverse Stock Splits) to the placement agent. The Unsecured Convertible Term Notes matured on October 31, 2025 and the Warrants expire on December 31, 2029.
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
As of October 31, 2025, the remaining note holders of unsecured convertible term notes converted $4.9 million of principal and $0.1 million of interest to 165,030 shares of the Company's common stock, valued at $30.00 per share.
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
On December 16, 2025, the Company entered into an amendment of the terms of the September 2023 Private Offering. The amendment permits the Holder to exercise the Warrant on a cashless basis in the event that there is no effective registration statement available for the resale of the underlying securities. The amendment did not change the exercise price of the Warrant, which remains $30.00 per share, nor did it modify the number of Warrants issued. On December 16, 2025, pursuant to the amended terms, a Holder completed a cashless exercise of a Warrant and the Company issued 40,387 shares of its common stock.
The net carrying amount of the Unsecured Convertible Term Notes was zero as of December 31, 2025 and the weighted average effective interest rate on the convertible debt is 21.5%. For the year ended December 31, 2025, interest expense was $1.1 million, comprising of $0.8 million in amortization expense and $0.3 million in accrued interest expense. The Unsecured Convertible Term Notes interest expense was $1.3 million for the year ending December 30, 2024, comprising of $0.9 million in amortization expense and $0.4 million in accrued interest expense.
Scheduled Maturities. Maturities of our outstanding debt are as follows (in thousands):

Year ended December 31,	Amount

2026	$14,076
2027	5,964
2028	3,427
2029	1,810
2030	8,688
Thereafter	9,529
Total	$43,494

Note 9 – Leases
As Lessee
We have entered into hospital property, office and equipment rental agreements with various lessors including related parties. The following tables disclose information about our leases of property and equipment (in thousands):

	Year Ended December 31,
	2025	2024	2023

Operating lease cost	$4,389	$2,070	$2,657

Finance lease cost:
Amortization of right-of-use assets	13,215	10,867	10,053
Interest on lease liabilities	20,777	16,686	12,100
Total finance lease cost	33,992	27,553	22,153

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	3,999	2,341	2,479
Operating cash flows from finance leases	20,777	16,203	12,131
Financing cash flows from finance leases	5,244	4,973	3,495
Net cash paid for amounts included in the measurement of lease liabilities	30,020	23,517	18,105

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	683	16,728	52
Finance leases	29,023	53,229	25,449
Total right-of-use assets obtained in exchange for lease obligations	$29,706	$69,957	$25,501

Weighted average remaining lease term (years):
Operating leases	17	17	9
Finance leases	22	22	21

Weighted average discount rate:
Operating leases	11%	10%	5%
Finance leases	10%	10%	8%
For the year ended December 31, 2025, the Company opened two facilities throughout the year. For both facilities, the Company recognized financing right-of-use (ROU) assets of $14.2 million related to the hospital property and equipment leases entered into as a result of the openings.
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
The following table shows minimum lease payments for the next five years (in thousands):

	Operating leases		Finance leases
Minimum lease payments for the next five years:	Third-parties	Related parties	Third-parties	Related parties

2026	$2,112	$2,208	$6,201	$20,433
2027	2,138	2,265	4,793	20,813
2028	2,185	2,324	4,537	21,202
2029	1,930	2,384	4,432	21,600
2030	1,532	2,446	3,940	22,008
Thereafter	3,491	54,398	43,587	546,420
Total minimum lease payments	13,388	66,025	67,490	652,476
Less interest	(2,127)	(45,097)	(24,283)	(419,729)
Total lease liabilities	$11,261	$20,928	$43,207	$232,747
As Lessor
We lease space to tenants under operating leases in an office building purchased in December 2025, see Note 3 for more details on the acquisition. The remaining rental terms range from approximately less than one to six years. The leases provide for the payment of fixed base rents payable monthly. For the year ended December 31, 2025, lease income is included in Hospital division revenue in the consolidated statements of operations.
The following table shows future undiscounted cash flows under our contractual operating leases as of December 31, 2025 (in thousands):

Year ended December 31,	Amount

2026	$734
2027	580
2028	512
2029	375
2030	151
Thereafter	89
Total	$2,441
Note 10 – Commitments and Contingencies
Litigation. The Company, its consolidated subsidiaries or VIEs may be named in various claims and legal actions in the normal course of business. Based upon counsel and management’s opinion, the outcome of such matters is not expected to have a material adverse effect on the consolidated financial statements.
Note 11 – Employee Benefit Plans
The Company’s employees aged 21 years and older are eligible to participate in the 401(k) Savings Plan. Salary deferrals are allowed in amounts up to 90% of an eligible employee’s salary, not to exceed the maximum allowed by law. Two facilities contribute discretionary matches up to 5-6% of employees’ salaries. For the years ended December 31, 2025, 2024 and 2023, the two facilities did not make significant discretionary contributions to the employee plan.

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
Total stock-based compensation expense for the years ended December 31, 2025, 2024, and 2023 was $117.0 million, $16.6 million, and $2.8 million, respectively. Stock-based compensation expense includes amounts recognized for awards granted to employees for services rendered and non-employee arrangements, specifically the obligations for under-construction and ramping hospitals.
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
Of the 17 Under Construction Hospitals:
•Seven hospitals with Measurement Periods ended on or before December 31, 2025.
•Three hospitals with Measurement Periods that end after December 31, 2025.
•Three hospitals with no defined Measurement Periods as these hospitals have not opened as of December 31, 2025.
•Four hospitals with no Measurement Period as these hospitals' development plans have been abandoned.
In the tables below, we show the number of shares issuable, the number of shares issued to date, and compensation expense recognized with respect to four hospitals with Measurement Periods that ended prior to the end of December 31, 2025.
Measurement Periods ending on or prior to December 31, 2025 (dollars in thousands):

Number of Hospitals	End of Measurement Period	Number of Shares Issuable	Number of Shares Issued to Date	Inception-to-date Compensation Expense	Year-to-date 2025 Compensation Expense
1	February 28, 2023	—	—	$—	$—
2	February 29, 2024	27,035	27,035	458	—
1	February 28, 2025	422,091	422,091	23,173	15,942
2	June 30, 2025	603,306	603,306	75,042	68,962
1	August 31, 2025	309,429	309,429	25,927	22,881
7		1,361,861	1,361,861	$124,600	$107,785
In the table below, we show the estimated number of shares issuable to three hospitals with Measurement Periods that end after December 31, 2025 and are operating, but showing a pro forma calculation as of December 31, 2025. Since we cannot predict the future operating results of a particular hospital or the Nutex Health trading price at the end of such particular Measurement Period, the actual number of shares issuable to the Nutex Owners of such Hospital cannot be determined.
Measurement Periods ending after December 31, 2025 (dollars in thousands):

Number of Hospitals	End of Measurement Period	Estimated Number of Shares Issuable	Estimated Compensation Expense	Inception-to-date Compensation Expense	Year-to-date 2025 Compensation Expense
1	March 31, 2026	30,900	$3,766	$3,531	$3,531
1	November 30, 2026	25,800	2,714	2,181	2,181
1	December 31, 2026	31,800	3,225	2,545	2,545
3		88,500	$9,705	$8,257	$8,257
The Company measures these obligations as liability-classified stock-based compensation at fair value (level 3) on each reporting date until settlement, with changes in fair value recognized in the consolidated statements of operations. The fair value of these awards is determined using Monte Carlo simulation, which incorporates inputs such as expected term, volatility, risk-free interest rate, dividend yield and the probability of achieving performance conditions. At December 31, 2025, the aggregate liability recorded for these obligations was $8.3 million as compared to $16.4 million at December 31, 2024. The change in fair value recognized in the consolidated statements of operations for the years ended December 31, 2025 and 2024 was $116.0 million and $16.2 million, respectively.
Options. The following table summarizes stock-based awards activity:

	Options Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (Years)

Options outstanding at December 31, 2023	27,590	$335.78	6.94
Options exercised	—	—
Options cancelled	(5,625)	352.98
Options outstanding at December 31, 2024	21,965	$331.34	5.45
Options exercised	—	—
Options cancelled	(4,782)	350.54
Options outstanding at December 31, 2025	17,183	$325.99	5.06
Options outstanding as of December 31, 2025 consisted of:

Expiration Date	Number Outstanding	Number Exercisable	Exercise Price

May 11, 2027	1,001	1,001	225.00
June 9, 2027	167	167	376.50
January 27, 2030	1,115	1,115	225.00
January 28, 2031	6,667	6,667	241.50
September 9, 2031	7,732	7,732	412.50
December 17, 2031	501	501	525.00
Total	17,183	17,183
Restricted Stock Units. On June 16, 2024, the Company issued 118,538 RSUs (1,184,946 prior to the 1:10 Reverse Stock Split) valued at $0.6 million to certain employees participating in the Company’s long-term incentive program. 39,514 RSUs vested on March 1, 2025, 39,514 RSUs will vest on March 1, 2026, and 39,510 will vest on March 1, 2027.

On March 10, 2025, the Company issued 60,365 RSUs valued at $2.5 million to certain employees participating in the Company’s long-term incentive program. 20,122 RSUs will vest on March 1, 2026, 20,122 RSUs will vest on March 1, 2027, and 20,123 will vest on March 1, 2028. On July 14, 2025, the Company issued 2,413 RSUs valued at $0.3 million to certain members of the Board of Directors, vesting on July 14, 2026.
For grants of restricted stock units, we recognize compensation expense over the applicable vesting period equal to the fair value of our common stock at grant date. Grants of restricted stock units generally vest one third per year on each of the first three anniversaries of the grant date. The following table summarizes the changes in restricted stock units during the years ended December 31, 2025 and 2024.

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share

Non-vested awards, December 31, 2023	3	$151.50
Granted	118	151.50
Forfeitures	(3)	92.48
Vested	(1)	151.50
Non-vested awards, December 31, 2024	117	$37.23
Granted	64	48.74
Forfeitures	(15)	35.36
Vested	(39)	81.75
Non-vested awards, December 31, 2025	127	$43.69
As of December 31, 2025 and 2024, we estimate $1.6 million and $0.6 million, respectively, of unrecognized compensation cost related to restricted stock units issued to our employees to be recognized over the weighted-average vesting period of 1.6 and 1.5 years, respectively.
Employee Stock Purchase Plan. In May 2023, the Board of Directors adopted the 2023 Employee Stock Purchase Plan (“2023 ESPP”), which was subsequently approved by the Company’s stockholders and became effective in June 2023. The 2023 ESPP authorizes the initial issuance of up to 33,333 shares (5,000,000 prior to the 2024 Reverse Stock Splits) of the Company’s common stock to eligible employees, who are entitled to purchase shares of common stock equal to 85% of the closing price on the purchase date with accumulated payroll deductions. During the years ended December 31, 2025 and 2024, the Company issued 3,502 shares and 8,405 shares, respectively, under the 2023 ESPP.
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
The gross proceeds to the Company from the offering were $9.2 million after deducting the placement agent’s fees and other offering expenses of $0.8 million. The allocation of the proceeds was $7.7 million to warrant liability and $1.5 million to APIC.
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
All 444,445 Warrants were exercised in 2024 and the Company received $2.4 million in proceeds from Warrant exercises. For each exercise, the Company remeasured the Warrants based on the exercise date, recognized a gain or loss on warrant liability, and allocated the exercised portion of the warrant liability to APIC. The warrant liability balance was zero as of December 31, 2025 and 2024. For the years ended December 31, 2025 and 2024, the Company recognized $0.0 million and $1.6 million loss on warrant liability, respectively.
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
•We issued 16,943 shares of common stock (2,541,511 prior to the 2024 Reverse Stock Splits) in 2023 and 64,746 shares of common stock in 2024 in connection with the acquisition of two Florida IPAs. See Note 3 - Mergers, Acquisitions and Divestitures for discussion of 2023 Acquisitions.
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

Warrant activity is as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)

Warrants outstanding at December 31, 2023	135,537	$158.16	4.42
Warrants issued	444,445	6.80
Warrants amended	71,801	30.00
Warrants exercised	(444,445)	5.34
Warrants outstanding at December 31, 2024	207,338	$113.78	3.68
Warrants issued	—	—
Warrants amended	—	—
Warrants exercised	(48,465)	30.00
Warrants expired	(14,253)	431.58
Warrants outstanding at December 31, 2025	144,620	$110.54	2.90
Warrants outstanding as of December 31, 2025 consisted of:

Expiration Date	Number Outstanding	Number Exercisable	Exercise Price

February 26, 2026	1,922	1,922	600.00
July 31, 2026	16,888	16,888	232.50
May 31, 2027	30,674	30,674	262.50
September 30, 2029	16,501	16,501	30.00
October 31, 2029	57,250	57,250	30.00
November 30, 2029	5,167	5,167	30.00
December 31, 2029	16,218	16,218	30.00
Total	144,620	144,620
Share Repurchase Program. On August 14, 2025, the Board authorized a stock repurchase program (the "Repurchase Program") of up to $25.0 million of the Company’s common stock over the subsequent six months. Pursuant to the Repurchase Program, the Company may repurchase, from time to time, up to an aggregate of $25.0 million of its outstanding shares of common stock, exclusive of any fees, commissions or other expenses related to such repurchases. The Repurchase Program permits the Company to repurchase shares of common stock at any time or from time to time at management’s discretion in open market transactions made in accordance with the provisions of Rule 10b-18 and/or Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions or by other means in accordance with applicable securities laws. The Repurchase Program authorization does not obligate the Company to acquire any shares of its common stock and may be amended, suspended or discontinued at any time.
During the year ended December 31, 2025, the Company repurchased 27,870 shares of common stock under the Repurchase Program in open market transactions at a weighted-average price of $177.73 for an aggregate purchase price of $5.0 million, inclusive of transaction costs. There were no repurchases during the year ended December 31, 2024. At December 31, 2025, we had approximately $20.0 million available under the Repurchase Program. In January 2026, subsequent to year end, the Company repurchased the remaining shares available under the Repurchase Program for an aggregate purchase price of $20.0 million, thereby completing the Repurchase Program. All shares repurchased under the

Repurchase Program were immediately retired in accordance with state laws and regulations. See Note 20 - Subsequent Events for additional information.
Additionally, on March 4, 2026, the Company announced that the Board authorized a second stock repurchase program of up to $25.0 million of the Company's common stock. See Note 20 - Subsequent Events for additional information.
Note 14 – Income Taxes
On July 4, 2025, the One Big Beautiful Bill Act was signed into law, enacting significant changes to the U.S. tax code and coverage benefits for certain public healthcare insurance beneficiaries. The legislation includes several changes to federal tax law that generally allow for more favorable deductibility of certain business expenses beginning in 2025, including the reinstatement of 100% bonus depreciation. While certain provisions of the Act have and will continue to affect the timing of cash payments in 2025 and future years, there has not been nor do we anticipate a material impact on our financial statements.
Income tax expense (benefit) consisted of the following (in thousands):

	Year ended December 31,
	2025	2024	2023
Current taxes:
Federal	$36,658	$21,398	$(188)
State	10,690	6,755	828
Deferred taxes:
Federal	14,242	(10,737)	(4,157)
State	2,834	(2,396)	(1,550)
Total income tax expense (benefit)	$64,424	$15,020	$(5,067)
The items accounting for differences between income taxes computed at the federal statutory rate and the provision recorded for income taxes were as follows (in thousands):

	Year ended December 31,
	2025
		Tax Rate (%)
US Federal statutory tax rate	$51,404	21.0
State and local income taxes, net of federal income tax effect(1)	8,757	3.6
Changes in valuation allowances	(944)	(0.4)
Noncontrolling interest	(22,784)	(9.3)
Stock compensation	24,569	10.0
Other permanent adjustments	2,137	0.9
Nontaxable or nondeductible items	3,922	1.6
Other adjustments	1,285	0.5
Total income tax expense	$64,424	26.3
1.For 2025, state taxes in Arkansas, New Mexico and Oklahoma made up the majority (greater than 50%) of the tax effect in this category.

	Year ended December 31
	2024	2023

Income taxes computed at the federal statutory rate	$23,063	$(10,183)
Effect of:
State taxes, net of federal benefits	5,804	(2,565)
Income of flow-through entities	(10,687)	(420)
Change in valuation allowance	(6,538)	7,482
Non-deductible stock compensation	4,167	846
Non-deductible goodwill impairment expense	1,013	459
Worthless Stock deduction	(2,013)	—
Other, net	211	(686)
Total income tax expense	$15,020	$(5,067)
Deferred tax assets and liabilities were as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$—	$—
Capital loss carryforwards	37	944
Accrued liabilities	1,048	890
Accrued professional fees	6,407	6904
ROU Liability	58,006	64,789
Stock-based compensation	604	394
Interest expense limitation	—	53
Other	527	561
Total deferred tax assets	66,629	74,535
Deferred tax liabilities:
Cash to accrual adjustments	—	(2,457)
Property and equipment	(6,451)	(7,074)
ROU Asset	(46,264)	(51,964)
Deferred revenue	(18,948)	—
Intangible assets	(3,583)	(3,910)
Other	(472)	(199)
Total deferred tax liabilities	(75,718)	(65,604)
Net deferred tax assets before valuation allowance	(9,089)	8,931
Valuation allowance	—	(944)
Net deferred tax assets (liabilities)	$(9,089)	$7,987
During 2025, Nutex concluded, based on applicable tax law, relevant authorities, and a decision from the Fifth Circuit in June of 2025 that its right to recognize revenue from HaloMD arbitration activities under the No Surprises Act was not sufficiently fixed for income tax purposes. As a result, the Company deferred the related revenue on its 2024 federal income tax return filed in October 2025. The resulting net balance sheet adjustment between the current tax payable and the deferred tax liability was a change in estimate and did not materially affect the Company’s 2025 effective tax rate.
As of December 31, 2025 the Company fully utilized its federal and state net operating losses. As of December 31, 2025 and 2024, the Company had a capital loss carryforward of $0.2 million and $4.5 million, respectively. Due to the uncertainty about the Company's ability to utilize the capital loss prior to the expiration date, the Company maintained a valuation allowance against that deferred tax asset as of December 31, 2024. The expired capital loss was written off and the corresponding valuation allowance was reversed as of December 31, 2025.
Cash paid for income taxes, net of refunds, was $0.8 million for both of the years ended December 31, 2024 and 2023. Cash paid for income taxes, net of refunds for the year ended December 31, 2025 was as follows (in thousands):

Jurisdiction	Amount
Federal	$58,050
Arizona	2,340
Arkansas	3,460
California	630
Florida	275
Idaho	310
Indiana	780
Kansas	1,000
Louisiana	990
New Mexico	2,050
Oklahoma	1,760
Texas	510
Wisconsin	660
Total	$72,815
Note 15 – Earnings (loss) per Share
The following is the computation of earnings (loss) per basic and diluted share (in thousands, except share and per share data):

	Year Ended December 31,
	2025	2024	2023
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$70,789	$52,097	$(45,787)
Denominator:
Weighted average shares used to compute basic and diluted EPS	6,361,427	5,090,787	4,408,320
Basic earnings (loss) per share:	$11.13	$10.23	$(10.39)

Diluted earnings (loss) per share:
Numerator:
Dilutive net income (loss) attributable to common stockholders	70,789	53,227	(45,787)
Denominator:
Weighted average shares used to compute basic EPS	6,361,427	5,090,787	4,408,320
Dilutive effect of convertible note	—	179,500	—
Dilutive effect of common stock warrants	84,695	53,186	—
Dilutive effect of unvested restricted stock	108,854	44,511	—
Dilutive effect of contingently issuable shares	201,132	123,692	—
Weighted average shares used to compute diluted EPS	6,756,108	5,491,676	4,408,320
Diluted earnings (loss) per share:	$10.48	$9.69	$(10.39)

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
Note 16 - Supplemental Cash Flows Information

	Year ended December 31,
(In thousands)	2025	2024	2023
Cash paid for interest	$2,508	$3,472	$1,639
Cash paid for income taxes	72,815	799	849
Non-cash investing and financing activities:
Financed capital expenditures	121	1,998	7,936
Acquisition of financing leases	29,023	53,610	25,449
Exercise of warrants on a cashless basis	—	—	1
Deconsolidation of Real Estate Entities	—	—	(4,258)
Debt converted to common stock	5,444	321	6,218
Warrants issued with convertible debt	—	—	1,404
Warrant liability related to common stock issuance	—	(7,662)	—
Non-cash effect of warrant exercises	—	9,271	—
Payment for acquisition in common stock	250	406	905
Common stock issued for Employee Stock Purchase Plan	263	86	14
Common stock received in sale of business	—	(30)	—
Reclassification of related party payables to equity contributions	—	3,539	—
Reversal of financing lease due to acquisition of lessor	(15,008)	—	—
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
Reportable segment information, including intercompany transactions, is presented below (in thousands):

	Year ended December 31,
	2025	2024	2023
Revenue from external customers:
Hospital division	$844,162	$449,064	$218,070
Population health management division	31,095	30,885	29,576
Total revenue	$875,257	$479,949	$247,646

Revenue from inter-segment activities (expense):
Real estate division	$2,490	$2,420	$(800)

Segment expenses:
Hospital division
Payroll	$156,770	$114,158	$103,781
Contract services	162,723	77,789	19,455
Medical supplies	17,241	15,285	14,151
Other hospital division expenses	44,108	29,512	28,407
Hospital division expenses	380,842	236,744	165,794
Population health management division expenses	28,875	27,971	29,487
Total segment expenses	$409,717	$264,715	$195,281

Depreciation and amortization:
Hospital division	$18,734	$16,781	$15,941
Population health management division	1,360	1,533	1,648
Real estate division	436	658	3
Total depreciation and amortization	$20,530	$18,972	$17,592

Segment operating income (loss):
Hospital division	$444,027	$195,539	$36,336
Population health management division	690	1,381	(1,559)
Real estate division	(436)	(658)	(3)
Total segment operating income	$444,281	$196,262	$34,774

Consolidated operating income (loss)
Total segment operating income	$444,281	$196,262	$34,774
Corporate and other costs	(168,656)	(65,564)	(66,548)
Consolidated operating income (loss)	$275,625	$130,698	$(31,774)

Segment other income (loss):
Hospital division
Interest expense, net	$23,077	$18,284	$14,042
Other expense (income)	8,700	(333)	142
Hospital division income before income taxes	$412,250	$177,588	$22,152
Population health management division income (loss) before income taxes	708	1,613	(1,656)
Real estate division loss before income taxes	(436)	(658)	(3)
Non-segment loss before income taxes	(167,741)	(68,717)	(68,984)
Income (loss) before income taxes	$244,781	$109,826	$(48,491)

Capital expenditures:
Hospital division	$2,647	$2,304	$9,497
Total capital expenditures	$2,647	$2,304	$9,497

	December 31,
	2025	2024
Assets:
Hospital division	$851,344	$607,590
Population health management division	29,505	28,338
Real estate division	37,676	19,392
Total Assets	$918,525	$655,320
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
The Physician LLCs had outstanding obligations to their member owners, who are also Company stockholders, totaling $0.0 million and $0.8 million at December 31, 2025 and 2024 are reported within accounts payable – related party in our consolidated balance sheets.
•Most of our hospital division facilities are leased from real estate entities which are owned by related parties. These leases are typically on a triple net basis where our hospital division is responsible for all operating costs, repairs and taxes on the facilities. Our obligations under these leases are presented in Note 9 - Leases. During the years ended December 31, 2025 and 2024, we made cash payments for these lease obligations totaling $22.4 million and $20.0 million, respectively. In addition, the building that housed the Company's corporate headquarters until February 2026 was owned by our CEO and leased to the Company, and lease payments under this arrangement are included in the lease obligation totals.
•We consolidate Real Estate Entities as VIEs when they do not have sufficient equity at risk and our hospital entities are guarantors or co-borrowers under their outstanding mortgage loans. Two of the three consolidated Real Estate Entities have mortgage loans payable to third parties which are collateralized by the land and buildings, and continue to be consolidated in our financial statements as of December 31, 2025. We have no direct ownership interest in these entities but they are owned and, in some instances, controlled by related parties including our CEO.
•Accounts receivable – related party included $6.0 million at December 31, 2025 and $4.3 million at December 31, 2024 due from noncontrolling interest owners of consolidated hospital facilities.
•Accounts payable – related party in our consolidated balance sheets included $1.1 million at December 31, 2025 and $0.0 million at December 31, 2024 for reimbursement of expenses incurred on our behalf.
In addition, we have outstanding obligations of contributions for facilities currently under construction totaling $2.0 million at December 31, 2025 and $1.6 million at December 31, 2024 reported within accounts payable-related party in our consolidated balance sheet.
•In connection with the closing of the Merger Agreement, our CEO, as an original owner, is entitled to receive his pro-rata share of 50% of the aggregate distributable cash flow as determined by the Company once all debt and tax obligations are satisfied. For the years ended December 31, 2025 and 2024, total distributable cash paid was $3.4 million and $0.4 million, respectively.

Note 19 – Variable Interest Entities
The following tables provide the balance sheet amounts for consolidated VIEs (in thousands):

	December 31, 2025
	Real Estate Entities	Physician LLCs	Facility Entity	IPAs

Current assets	$161	$68,649	$526	$11,514
Property and equipment, net	18,819	4	1,195	99
Other long-term assets	375	—	20,098	—

Total assets	$19,355	$68,653	$21,819	$11,613

Current liabilities	201	13,143	1,229	11,613
Long-term liabilities	18,442	—	20,094	—

Total liabilities	18,643	13,143	21,323	11,613

Equity	712	55,510	496	—

Total liabilities and equity	$19,355	$68,653	$21,819	$11,613

	December 31, 2024
	Real Estate Entities	Physician LLCs	IPAs

Current assets	$122	$23,041	$10,109
Property and equipment, net	19,276	4	116

Total assets	$19,398	$23,045	$10,225

Current liabilities	—	—	10,225
Long-term liabilities	11,768	—	—

Total liabilities	11,768	—	10,225

Equity	7,630	23,045	—

Total liabilities and equity	$19,398	$23,045	$10,225
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
Two Real Estate Entities are consolidated by the Company as VIEs because they do not have sufficient equity at risk and our hospital entities are guarantors of their outstanding mortgage loans. We have been working with the third-party lenders to remove our guarantees of their outstanding mortgage loans. As these guarantees are released, the associated Real Estate Entity no longer qualifies as a VIE and is deconsolidated. As of December 31, 2025, two Real Estate Entities continue to be consolidated as VIEs in our financial statements.
In addition, during the third quarter of 2025, the Company, through its consolidated subsidiary, acquired certain assets and assumed specific liabilities of a non-operational hospital facility located in St. Louis, Missouri. The consolidated subsidiary was determined to be a VIE under ASC 810 due to insufficient equity investment at risk and its reliance on financial support and guarantees from the Company, including a $5.8 million seller note payable. The Company holds a 100% ownership interest in consolidated subsidiary which will decrease by 15% evenly over a two-year period and has both (i) the power to direct the activities that most significantly affect the consolidated subsidiary's economic performance and (ii) the obligation to absorb potentially significant losses or the right to receive potentially significant benefits. Accordingly, the Company is the primary beneficiary and consolidates the entity as a VIE. See Note 3 - Mergers, Acquisitions and Divestitures for more details around the acquisition.
Note 20 - Subsequent Events
The Company has evaluated subsequent events through the filing of this report. Management identified the following events that warrant disclosure:
•During January 2026, the Company repurchased 118,867 shares of common stock under the Repurchase Program in open market transactions at a weighted-average price of $168.65 for an aggregate purchase price of $20.0 million, inclusive of transaction costs, thereby completing the Repurchase Program.
•On March 4, 2026, subsequent to year end, the Company announced that the Board authorized a second stock repurchase program of up to $25.0 million of the Company's common stock.
* * * * *

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
None.
Item 9A. Controls and Procedures
Evaluation of Disclosure Controls and Procedures. We maintain disclosure controls and procedures as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act that are designed to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer (“CEO”) and our Chief Financial Officer (“CFO”), as appropriate, to allow timely decisions regarding required disclosures. Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In accordance with Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision of our CEO and our CFO, the effectiveness of disclosure controls and procedures as of December 31, 2025. Based on this evaluation, the Company concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
In connection with the preparation of the Company’s annual consolidated financial statements, management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).
Based on this assessment, management has determined that our internal control over financial reporting was effective as of December 31, 2025.
Remediation of Material Weaknesses in Internal Control Over Financial Reporting. The material weaknesses that were previously disclosed as of December 31, 2024 were remediated as of December 31, 2025. See “Item 9A. Controls and Procedures – Management’s Report on Internal Control over Financial Reporting” and “Item 9A. Controls and Procedures – Remediation Plan” contained in the Company’s report on Form 10-K for the fiscal year ended December 31, 2024, and “Item 4. Controls and Procedures” contained in the Company’s subsequent quarterly reports on Form 10-Q during 2025, for disclosure of information about the material weaknesses that were reported as a result of the Company’s annual assessment as of December 31, 2024 and the remediation plan for those material weaknesses. As disclosed in the quarterly reports on Form 10-Q for the first three quarters of 2025, the Company has monitored the controls necessary to remediate the material weaknesses. Affected controls have been addressed and additional compensating controls added, as appropriate, to address the material weaknesses. As of December 31, 2025, such controls were successfully tested, and the material weaknesses were remediated. The Company continues to refine its control environment on an ongoing basis.
Changes in Internal Control Over Financial Reporting. No change in our internal control over financial reporting occurred during the fiscal year ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than continued monitoring of the controls implemented to remediate the material weaknesses disclosed in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Inherent Limitations on Effectiveness of Disclosure Controls and Procedures. Our senior members of management do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. A control system, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of its inherent limitations, internal control over financial reporting may not prevent or detect material misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Attestation Report of the Registered Public Accounting Firm. See the following page.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
Board of Directors and Shareholders
Nutex Health Inc.
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Nutex Health Inc. (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025, and our report dated March 5, 2026 expressed an unqualified opinion on those financial statements.
Basis for opinion
The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
Definition and limitations of internal control over financial reporting
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
/s/ GRANT THORNTON LLP

Houston, Texas
March 5, 2026

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
Item 9C. Disclosures Regarding Foreign Jurisdiction that Prevent Inspections
None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance
The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.
Securities Trading
The Company has adopted a securities trading policy that governs the purchase, sale, and/or other transactions of our securities by our directors, officers and employees and the Company itself. A copy of our insider trading policy is filed as Exhibit 19.1 to this Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
Item 11. Executive Compensation
The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.
Item 13. Certain Relationships and Related Persons Transactions
The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.
Item 14. Principal Accountant Fees and Services
The information required by this Item is incorporated herein by reference to our Proxy Statement for the 2026 Annual Meeting of Stockholders, which is expected to be filed with the SEC within 120 days after the close of our fiscal year.

Item 15. Exhibits and Financial Statement Schedules
(a)The following documents are filed as part of this Report:

(b)Exhibits:

		Incorporated by Reference (File No. 001-41346)
Exhibit No	Description	Form	Exhibit	File Date
2.1	Agreement and Plan of Merger dated as of November 23, 2021 among Clinigence Holdings, Inc., Nutex Acquisition LLC, Nutex Health Holdco LLC, Micro Hospital Holding LLC (solely for the purposes of certain Sections ), Nutex Health LLC (solely for the purposes of certain Sections) and Thomas T. Vo in his capacity as the Nutex Representative	8-K	99.1	Nov. 24, 2021
2.2	Form of Contribution Agreement (Under Construction Hospitals) as of November 23, 2021 by and among Nutex Health Holdco LLC and the owners listed on the signature pages thereto	10-Q	2.5	Aug. 22, 2022
2.3	Form of Contribution Agreement (Ramping Hospitals) as of November 23, 2021 by and among Nutex Health Holdco LLC and the owners listed on the signature pages thereto	10-Q	2.6	Aug. 22, 2022
2.4	Form of Contribution Agreement (Mature Hospitals) as of November 23, 2021 by and among Nutex Health Holdco LLC and the owners listed on the signature pages thereto	10-Q	2.7	Aug. 22, 2022
3.1	Second Amended and Restated Certificate of Incorporation	8-K	3.1	July 5, 2023
3.2	Second Amended and Restated Bylaws	8-K	3.2	Apr. 4, 2022
3.3	Amendment to Second Amended and Restated Certificate of Incorporation	8-K	3.1	Apr. 11, 2024
3.4	Amendment No. 2 to Second Amended and Restated Certificate of Incorporation	8-K	3.1	July 5, 2024
4.1	Form of Warrant November 18, 2019	8-K	10.3	Nov. 22. 2019
4.2	2019 Omnibus Equity Incentive Plan	S-8 (333-267710)	10.2	Sep. 30, 2022
4.3*	Description of Capital Stock
4.4	Registration Rights Agreement dated as of April 1, 2022 by and among Nutex Health Inc. and the stockholders of Nutex Health Holdco LLC set forth on Schedule A thereto	Schedule 13D	99.2	Apr. 11, 2022
4.5	Amendment No. 1 dated as of July 1, 2022 to Registration Rights Agreement dated as of April 1, 2022	10-Q	4.9	Aug. 22, 2022
4.6	Amended and Restated Nutex Health Inc. 2023 Equity Incentive Plan	Schedule 14A	Appendix A	May 19, 2023
4.7*	Amendment No. 1 to the Amended and Restated Nutex Health Inc. 2023 Equity Incentive Plan
4.8	Nutex Health Inc. 2023 Employee Stock Purchase Plan	8-K	10.2	July 5, 2023
4.9	Form of Stock Purchase Warrant expiring December 31, 2029	10-K	4.13	Mar. 29, 2024
4.10	Form of Common Stock Purchase Warrant	8-K	4.1	Jan. 24, 2024
4.11*	Amendment to Stock Purchase Warrant dated December 16, 2025
10.1	Master Services Agreement dated as of February 25, 2021 by and between AHA Management, Inc. and AHPIPA	8-K	2.2	Mar. 2, 2021
10.2*	Board of Directors Agreement
10.3	Employment Agreement between Thomas T. Vo and Clinigence Holdings, Inc. (to be renamed Nutex Health Inc.) dated as of April 1, 2022	8-K	10.1	Apr. 4, 2022

10.4	Employment Agreement between Warren Hosseinion and Clinigence Health Holdings, Inc. (to be renamed Nutex Health Inc.) dated April 1, 2022	8-K	10.2	Apr. 4, 2022
10.5	Employment Agreement, dated as of June 8, 2022, between the Company and Jon Bates.	8-K	10.2	Jun. 10, 2022
10.6	Form of Commercial Lease Agreement (Hospital Entities) including Parent Guarantee (Nutex Health Inc.)	10-Q	10.11	Aug. 22, 2022
10.7	Form of Construction Loan Agreement (Hospital Entities) including Personal Guarantee (Related Parties)	10-Q	10.12	Aug. 22, 2022
10.8	Pre-Paid Advance Agreement by and between YA II PN, Ltd., a Cayman Islands exempt limited partnership and Nutex Health Inc., dated April 11, 2023.	8-K	10.1	Apr. 12, 2023
10.9	Form of Notice of Grant and Stock Option Agreement	10-K	10.25	Mar. 29, 2024
10.10	Form of Restricted Stock Award Agreement	10-K	10.26	Mar. 29, 2024
10.11	Form of Restricted Unit Award Agreement	10-K	10.27	Mar. 29, 2024
10.12	Termination of Pre-Paid Advance Agreement dated February 8, 2024	10-K	10.28	Mar. 29, 2024
10.13	Addendum to Employment Agreement between Nutex Health Inc. and Thomas T. Vo dated as of February 8, 2024	8-K	10.1	Feb. 9, 2024
10.14	Employment Agreement between Nutex Health Inc. and Michael Chang dated as of September 9, 2022	10-K	10.30	Mar. 29, 2024
10.15	Amendment to Employment Agreement between Nutex Health Inc. and Michael Chang dated as of January 31, 2024	10-K	10.31	Mar. 29, 2024
10.16	Employment Agreement, executed as of September 16, 2025 between the Company and Wesley Bamburg	8-K	10.1	Sep. 22, 2025
10.17*	Payment Dispute Resolution Services Agreement between Nutex Health Inc. and HaloMD dated as of May 1, 2024
19.1	Securities Trading Policy	10-K	19.1	Mar. 31, 2025
21.1*	List of Subsidiaries
23.1*	Consent of Grant Thornton
23.2*	Consent of Marcum LLP
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of the Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of the Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1	Nutex Health Inc. Compensation Recovery Policy	10-K	97.1	Mar. 31, 2025
101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.
101.SCH*	XBRL Taxonomy Extension Schema Document.
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document.
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File - The cover page interactive data file does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

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

March 5, 2026	/s/ Thomas T. Vo
Thomas T. Vo, M.D.
Chief Executive Officer and Chairman of the Board (principal executive officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

March 5, 2026	/s/ Thomas T. Vo
Thomas T. Vo, M.D.
Chief Executive Officer and Chairman of the Board (principal executive officer)

March 5, 2026	/s/ Jon C. Bates
Jon C. Bates
Chief Financial Officer (principal financial officer and principal accounting officer)

March 5, 2026	/s/ Warren Hosseinion
Warren Hosseinion
President and Director

March 5, 2026	/s/ Kelvin Spears
Kelvin Spears, M.D.
Director

March 5, 2026	/s/ Cheryl Grenas
Cheryl Grenas, R.N., M.S.N.
Director

March 5, 2026	/s/ Michael L. Reed
Michael L. Reed
Director

March 5, 2026	/s/ Scott J. Saunders
Scott J. Saunders
Director

March 5, 2026	/s/ Frank Jaumot
Frank Jaumot
Director