Form 10-Q
period 2026-03-31
Nutex Health Inc.
filed 2026-04-30
CIK 1479681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of April 28, 2026, the registrant had 6,881,339 shares of common stock, $0.001 par value, outstanding. Includes the additional shares issuable to satisfy existing earn out obligations.

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
CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Quarterly Report contains “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (the “Exchange Act”). We intend such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and include this statement for purposes of complying with these safe harbor provisions.
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
These forward-looking statements reflect our current views with respect to future events and are based on numerous assumptions and assessments made by us in light of our experience and perception of historical trends, current conditions, business strategies, operating environments, future developments and other factors we believe appropriate. By their nature, forward-looking statements involve known and unknown risks and uncertainties because they relate to events and depend on circumstances that will occur in the future. The factors described in the context of such forward-looking statements in this document could cause our plans, actual results, performance or achievements, industry results and developments to differ materially from those expressed in or implied by such forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements are reasonable, we cannot assure you that such expectations will prove to have been correct and persons reading this document are therefore cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of this Quarterly Report. We do not assume any obligation to update the information contained in this document (whether as a result of new information, future events or otherwise), except as required by applicable law.
When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under, but not limited to, the heading “Item 1A. Risk Factors” included in this Quarterly Report, and in the Annual Report of Nutex Health Inc. on Form 10-K for the year ended December 31, 2025 and other filings of the Company with the United States Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NUTEX HEALTH INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$207,347	$185,574
Restricted cash	3,292	297
Accounts receivable	339,560	319,440
Accounts receivable - related parties	6,339	5,978
Inventories	4,679	2,866
Prepaid expenses and other current assets	18,432	24,656
Total current assets	579,649	538,811
Property and equipment, net (accumulated depreciation of 33,598 and 31,696 as of March 31, 2026 and December 31, 2025, respectively)	94,927	94,581
Operating lease right-of-use assets	26,554	26,955
Financing lease right-of-use assets	220,696	222,367
Intangible assets, net	20,905	21,230
Goodwill, net	13,919	13,919
Other assets	668	662
Total assets	$957,318	$918,525

Liabilities and Equity
Current liabilities:
Accounts payable	$46,452	$45,863
Accounts payable - related parties	3,920	3,104
Lines of credit	146	740
Current portion of long-term debt	16,728	13,336
Operating lease liabilities, current portion	2,176	2,152
Financing lease liabilities, current portion	7,364	7,077
Accrued arbitration expenses	56,833	49,743
Accrued income tax expense	15,594	867
Accrued stock-based compensation	2,723	8,256
Accrued expenses and other current liabilities	32,500	26,773
Total current liabilities	184,436	157,911
Long-term debt, net	24,261	29,174
Non-current operating lease liabilities, net	29,633	30,037
Non-current financing lease liabilities, net	268,778	268,877
Deferred tax liabilities	8,157	9,089
Total liabilities	515,265	495,088

Commitments and contingencies (Note 10)

Equity:
Common stock, $0.001 par value; 950,000,000 shares authorized; 6,951,622 and 7,086,670 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	7	7
Additional paid-in capital	585,666	615,627
Accumulated deficit	(239,380)	(286,187)
Nutex Health Inc. equity	346,293	329,447
Noncontrolling interests	95,760	93,990
Total equity	442,053	423,437
Total liabilities and equity	$957,318	$918,525
See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three months ended March 31,
(In thousands, except per share amounts)	2026	2025
Revenue:
Hospital division	$207,570	$203,947
Population health management division	8,915	7,842
Total revenue	216,485	211,789

Operating costs and expenses:
Payroll	41,439	34,860
Contract services	60,532	38,655
Medical supplies	4,009	3,801
Depreciation and amortization	5,492	5,092
Other	13,283	11,043
Total operating costs and expenses	124,755	93,451

Gross profit	91,730	118,338

Corporate and other costs:
Stock-based compensation	(3,915)	27,642
General and administrative expenses	14,380	10,035
Total corporate and other costs	10,465	37,677

Operating income	81,265	80,661

Interest expense, net	4,682	6,120
Other expense	23	3,325
Income before taxes	76,560	71,216

Income tax expense	13,797	20,410

Net income	62,763	50,806

Less: net income attributable to noncontrolling interests	15,956	29,589

Net income attributable to Nutex Health Inc.	$46,807	$21,217

Earnings per common share:
Basic	$6.70	$3.74
Diluted	$6.52	$3.33
See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity
(In thousands, except share data)	Shares	Amount

Balance at December 31, 2024	5,511,452	$6	$489,409	$(356,976)	$56,094	$188,533
Common stock issued for Employee Stock Purchase Plan	1,161	—	40	—	—	40
Stock-based compensation	422,091	—	23,252	—	—	23,252
Vesting of Restricted Stock Units	15,835	—	—	—	—	—
Distributions	—	—	—	—	(7,364)	(7,364)
Net income	—	—	—	21,217	29,589	50,806
Balance at March 31, 2025	5,950,539	$6	$512,701	$(335,759)	$78,319	$255,267

Balance at December 31, 2025	7,086,670	$7	$615,627	$(286,187)	$93,990	$423,437
Common stock issued for Employee Stock Purchase Plan	547	—	97	—	—	97
Vesting of Restricted Stock Units	52,096	—	—	—	—	—
Stock-based compensation	12,753	—	1,604	—	—	1,604
Stock repurchases and retirements	(200,444)	—	(31,730)	—	—	(31,730)
Contributions	—	—	68	—	1,171	1,239
Distributions	—	—	—	—	(15,357)	(15,357)
Net income	—	—	—	46,807	15,956	62,763
Balance at March 31, 2026	6,951,622	$7	$585,666	$(239,380)	$95,760	$442,053
See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Three Months Ended March 31,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$62,763	$50,806
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	5,492	5,092
Stock-based compensation expense	(3,915)	27,642
Changes to deferred taxes	(932)	(2,500)
Debt accretion expense	33	253
Changes in operating assets and liabilities:
(Increase)/Decrease in Accounts receivable	(20,120)	(62,633)
(Increase)/Decrease in Accounts receivable - related party	(361)	(656)
(Increase)/Decrease in Inventories	(1,813)	(268)
(Increase)/Decrease in Prepaid expenses and other current assets	6,218	(1,378)
(Increase)/Decrease in Operating right-of-use assets	401	406
Increase/(Decrease) in Accounts payable	289	10,222
Increase/(Decrease) in Accounts payable - related party	816	1,334
Increase/(Decrease) in Operating lease liabilities	(380)	(245)
Increase/(Decrease) in Accrued arbitration expenses	7,090	4,061
Increase/(Decrease) in Accrued income tax expense	14,727	19,598
Increase/(Decrease) in Accrued expenses and other current liabilities	5,210	(769)
Net cash provided by operating activities	75,518	50,965

Cash flows from investing activities:
Acquisitions of property and equipment	(1,201)	(64)
Net cash used in investing activities	(1,201)	(64)

Cash flows from financing activities:
Proceeds from lines of credit	—	3,864
Proceeds from notes payable	—	157
Repayments of lines of credit	(594)	(292)
Repayments of notes payable	(1,554)	(1,810)
Repayments of finance leases	(1,553)	(1,367)
Cash related to stock repurchases and retirements	(31,730)	—
Members' contributions	1,239	—
Members' distributions	(15,357)	(7,364)
Net cash used in financing activities	(49,549)	(6,812)
Net change in cash, cash equivalents, and restricted cash	24,768	44,089

Cash and cash equivalents - beginning of the period	185,574	40,640
Restricted cash - beginning of period	297	—
Cash and cash equivalents and restricted cash - beginning of period	185,871	40,640

Cash and cash equivalents - end of period	207,347	84,729
Restricted cash - end of period	3,292	—
Cash and cash equivalents and restricted cash - end of period	$210,639	$84,729
See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 – Organization and Operations
Nutex Health Inc. (“Nutex Health” or the “Company”), is a physician-led, healthcare services and operations company with 27 hospital facilities in 12 states (hospital division), and a primary care-centric, risk-bearing population health management division. The Company's hospital division implements and operates different innovative health care models, including micro-hospitals, specialty hospitals and hospital outpatient departments. The population health management division owns and operates provider networks such as independent physician associations (“IPAs”).
The Company employs approximately 1,005 full-time employees, contracts over 280 doctors at our facilities and partners with over 3,600 physicians within our networks as of March 31, 2026. The Company's corporate headquarters is based in Houston, Texas and we were incorporated on April 13, 2000 in the state of Delaware.
Merger of Nutex Health Holdco LLC and Clinigence Holdings, Inc. On April 1, 2022, Nutex Health Holdco LLC merged with Clinigence Holdings, Inc. (“Clinigence”), a publicly traded Delaware corporation, which was renamed Nutex Health Inc. after the merger (the “Merger”). Immediately prior to the Merger, holders of 84% of the aggregate equity interests in subsidiaries and affiliates of Nutex Health Holdco LLC contributed these ownership interests to Nutex Health Holdco LLC in exchange for Nutex Health Holdco LLC equity interests (“Contribution Agreements”). Immediately thereafter, in the Merger, each unit representing an equity interest in Nutex Health Holdco LLC was converted into the right to receive shares of common stock of Clinigence (n/k/a Nutex Health Inc.). Refer to Note 11 – Stock-based Compensation for discussion of additional issuances of stock for Under Construction Hospitals, an obligation within the Contribution Agreements. The Merger was accounted for as a reverse business combination under U.S. GAAP, and Nutex Health Holdco LLC was treated as the accounting acquirer in the Merger. After completing the merger, Clinigence was renamed Nutex Health Inc.
Note 2 - Summary of Significant Accounting Policies
Basis of presentation. These unaudited condensed financial statements present the Company’s consolidated financial condition and results of operations including those of majority-owned subsidiaries and variable interest entities (“VIEs”) for which the Company is the primary beneficiary.
The hospital division includes the Company’s hospital entities. In addition, the Company has financial and operating relationships with multiple professional entities (the “Physician LLCs”) and real estate entities, which are a part of the real estate division.
The Physician LLCs employ the physicians who provide services at the Company’s hospitals. These Physician LLCs are consolidated by the Company as VIEs because they do not have sufficient equity at risk to finance their activities independently. The Company is considered the primary beneficiary of these entities because (i) it has the power to direct the activities that most significantly affect their economic performance through its contractual and operational oversight, and (ii) it has the obligation to absorb losses and the right to receive benefits that could be significant, as evidenced by the Company’s historical practice of providing financial support during periods of cash shortfall and receiving the benefit of services. While the Company does not hold any direct equity ownership in the Physician LLCs, it is deemed to have an indirect economic interest through its contractual relationships with intermediary entities such as ER LLCs, which provide operational and functional support to the VIEs. As a result, 100% of the equity in these VIEs is reflected as noncontrolling interest in the Company’s unaudited condensed consolidated balance sheets and statements of operations. Certain of the Physician LLCs are owned in part and, in some cases, controlled by related parties, including members of the Company’s executive management team.
The real estate division comprises of real estate entities and the activities related to the development and construction of hospital facilities. The real estate entities own the land and buildings used by the Company’s hospital entities and lease these facilities to hospital entities. The real estate entities also include the Company's headquarters. These entities have mortgage loans payable to third parties which are collateralized by the land and buildings. The Company consolidates two real estate entities as VIEs (the "Real Estate VIEs") as the Company’s hospital entities are guarantors or co-borrowers under the related mortgage loans. The Company is considered the primary beneficiary because it has the power to direct the entities’ most significant activities and has the obligation to absorb losses and the right to receive benefits that could be significant to the Real Estate VIEs. As a result, 100% of the equity in the Real Estate VIEs is reflected as noncontrolling interest in the Company’s unaudited condensed consolidated balance sheets and statements of operations. The Real Estate VIEs in some cases are controlled by related parties, including members of the Company’s executive management team.

The population health management division includes our management services organization. Additionally, Atlas Healthcare Physicians ("Atlas", formerly known as "Associated Hispanic Physicians of So. California"), an independent physician association (“IPA”) entity not owned by the Company, is consolidated as a VIE of the Company’s wholly-owned subsidiary AHP Health Management Services (“AHP”). AHP is deemed the primary beneficiary of Atlas because it has the power to direct the significant activities of Atlas through a comprehensive management services agreement and has the right to receive substantially all of the economic benefits from its operations.
All significant intercompany balances and transactions have been eliminated in consolidation.
Interim financial statements. These unaudited condensed consolidated financial statements have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) regarding interim financial reporting. Accordingly, they do not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”). The unaudited condensed consolidated financial statements include all material adjustments of a normal recurring nature that, in the opinion of management, are necessary for a fair presentation of the results of operations for the interim periods presented. These interim financial statements should be read together with the consolidated financial statements and notes thereto included in our audited financial statements for the year ended December 31, 2025.
Use of estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include (i) estimates of net revenue and accounts receivable, (ii) fair value of acquired assets and liabilities in business combinations, (iii) impairment of long-lived assets and goodwill, (iv) estimate of valuation allowance against deferred taxes and (v) fair value of non-employee stock-based compensation. Actual results could differ from those estimates.
Cash and cash equivalents and restricted cash. The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company has cash amounts, that were at times material, held in covered banking institutions in excess of the insured amounts, but does not deem the risk of loss to be likely. Restricted cash consist of cash and cash-equivalent balances that are subject to contractual restrictions, are not available for general corporate purposes, and are expected to be utilized within one year. As of March 31, 2026 and December 31, 2025, restricted cash primarily included cash required to be maintained in a segregated account in connection with a loan agreement and cash restricted for the broker administering the Company's share repurchase program. Restricted cash had a balance of $3.3 million and $0.3 million as of March 31, 2026 and December 31, 2025, respectively.
The following table provides a reconciliation of cash and cash equivalents and restricted cash reflected on the unaudited condensed consolidated balance sheets to the total amounts shown within the unaudited condensed consolidated statements of cash flows for each period (in thousands):

	March 31, 2026	December 31, 2025
Cash and cash equivalents	$207,347	$185,574
Restricted cash	3,292	297
Cash, cash equivalents and restricted cash	$210,639	$185,871
Segment reporting. A public company is required to report descriptive information about its reportable operating segments. Operating segments, as defined, are components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker in deciding how to allocate resources and in assessing performance. Aggregation of similar operating segments into a single reportable operating segment is permitted if the businesses have similar economic characteristics and meet established criteria. The Company operates three reportable segments – the hospital division, the population health management division and the real estate division. The real estate division is comprised of real estate entities along with activity related to the development and construction of hospital facilities. Refer to Note 16 – Segment Information for information on the Company’s segments.
Reclassifications. During the three months ended March 31, 2026, the Company identified an immaterial revision in the purchase price allocation for a real estate asset acquisition completed on December 15, 2025. The original allocation overstated the amount assigned to building and understated the amounts assigned to land. The Company has revised the comparative prior‑period financial statements, specifically Note 5 – Property and Equipment, net, presented herein. The revisions resulted in reclassifications within property and equipment in the consolidated balance sheet as of December 31, 2025. The impact of this revision was not material to any previously issued financial statements.
Recent accounting pronouncements – issued, not yet adopted
In November 2024, the FASB issued Accounting Standards Update ("ASU") 2024-03 – Income Statement – Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses, requiring public entities to disclose additional information about specific expense categories in the notes to the financial statements on an interim and annual basis. ASU 2024-03 is effective for fiscal years beginning after December 15, 2026, and for interim periods beginning after December 15, 2027. The Company is currently evaluating the impact of this update.
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
In November 2025, the FASB issued ASU 2025-08 – Financial Instruments - Credit Losses (Topic 326) - Purchased Loans, which expand the population of acquired financial assets subject to the gross-up approach in Topic 326. The amendments require loans (excluding credit cards)acquired without credit deterioration and deemed "seasoned” are purchased seasoned loans and accounted for using the gross-up approach at acquisition. ASU 2025-08 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual periods. The Company is currently evaluating the impact of this update.
Note 3 – Revenue
The Company disaggregates revenue from contracts with customers into types of services or products, consistent with the Company's reportable segments, as follows (in thousands):

	Three Months Ended March 31,
	2026	2025

Hospital division revenue	$207,570	$203,947
Population health management division revenue	8,915	7,842
Total revenue	$216,485	$211,789
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
The following tables present the allocation of the estimated transaction price with the patient among the primary patient classification of insurance coverage:

	Three Months Ended March 31,
	2026	2025

Insurance	97%	96%
Self pay	1%	2%
Workers compensation	1%	1%
Medicare/Medicaid	1%	1%
Total	100%	100%

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
Effective May 1, 2024, we engaged with a third-party IDR vendor, HaloMD, to further support all our out of network claims and determine which claims would be beneficial to arbitrate (see Management's Arbitration process discussion under Part I. Item 2). The IDR process can take up to three to five months to receive payments. To facilitate the dispute arbitration process, the Company incurred fees payable to the Centers for Medicare and Medicaid Services (“CMS”), the organizations that arbitrate the payment amount between the plan and providers known as independent dispute resolution entities (“IDRE”), and commission and fees to the third-party IDR vendor. IDRE fee payments represent refundable payments if arbitrations are successful. Therefore, these payments are reported as prepaid and other current assets in the unaudited condensed consolidated balance sheets. The unsuccessful portion of the IDRE fee payments is written off to contract services expense in the unaudited condensed consolidated statements of operations. Prepaid expenses related to IDRE fees was $13.6 million and $20.9 million as of March 31, 2026 and December 31, 2025, respectively. Accounts payable to the third-party IDR vendor was $38.1 million and $37.7 million as of March 31, 2026 and December 31, 2025, respectively. Total accrued arbitration expenses were $56.8 million and $49.7 million as of March 31, 2026 and December 31, 2025, respectively.
Note 4 - Acquisitions
There were no business combinations, asset acquisitions or asset divestitures during the three months ended March 31, 2026, and there were no material changes to the terms or accounting for any of these completed in prior years. For a description of the Company's business combinations, asset acquisitions or asset divestitures, including the nature of the acquired interests and the related accounting policies, refer to the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Note 5 - Property and Equipment, net
The principal categories of property and equipment, net are summarized as follows (in thousands):

	Useful Life (years)	March 31,	December 31,
		2026	2025
Buildings and improvements	39	$29,757	$29,757
Land	—	12,623	12,623
Leasehold improvements	10-39	31,428	30,333
Construction in progress	—	1,258	2,149
Medical equipment	10	37,477	35,564
Office furniture and equipment	7	4,946	5,322
Computer hardware and software	5	8,768	8,314
Vehicles	5	101	94
Signage	10	2,167	2,121
Total cost		128,525	126,277
Less: accumulated depreciation		(33,598)	(31,696)
Total property and equipment, net		$94,927	$94,581
We consolidate two Real Estate VIEs. Refer to Note 18 – Variable Interest Entities.

Depreciation and amortization of property and equipment for the three months ended March 31, 2026 and 2025 totaled $1.9 million and $1.7 million, respectively.
Note 6 – Intangible Assets and Goodwill
Intangible Assets. The following tables provide detail of the Company’s intangible assets (in thousands):

As of March 31, 2026	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Member relationships	15	$18,491	$(4,789)	$13,702
Trademarks	7	474	(271)	203
Total amortizing intangible assets		$18,965	$(5,060)	$13,905
Indefinite-lived intangible asset - Certificate of Need		7,000	—	7,000
Total intangible assets		$25,965	$(5,060)	$20,905

As of December 31, 2025
Amortizing intangible assets:
Member relationships	15	$18,491	$(4,481)	$14,010
Trademarks	7	474	(254)	220
Total amortizing intangible assets		$18,965	(4,735)	$14,230
Indefinite-lived intangible asset - Certificate of Need		7,000	—	7,000
Total intangible assets		$25,965	$(4,735)	$21,230
Amortization of intangible assets for the three months ended March 31, 2026 and 2025 totaled $0.3 million and $0.3 million, respectively. As of March 31, 2026, expected amortization of intangible assets for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Year ended December 31,	Amount

2026	$975
2027	1,300
2028	1,300
2029	1,300
2030	1,300
Thereafter	7,730
Total amortizing intangible assets	$13,905
There have been no significant changes to goodwill from what was disclosed in Note 6 to the financial statements presented in the 2025 Form 10-K.

Note 7 – Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2026	2025

Accrued wages and benefits	$16,992	$14,439
Accrued supplier expenses	6,285	3,663
Accrued medical claims	5,538	5,066
Accrued taxes other than income tax	1,923	1,890
Accrued other	1,762	1,715
Total accrued expenses and other current liabilities	$32,500	$26,773
Note 8 – Debt
The Company’s outstanding debt is shown in the following table (dollars in thousands):

	Maturity Dates	Interest Rates	March 31,	December 31,
			2026	2025

Term loans secured by all assets	12/2026 - 12/2030	3.60 - 9.00%	$18,840	$19,578
Term loans secured by property and equipment	09/2026 - 01/2030	3.41 - 7.82%	5,318	5,813
Line of credit secured by all assets	09/2026	6.75%	146	740
Term loans of Real Estate VIEs	05/2028 - 03/2037	3.50 - 3.59%	10,242	10,563
Seller note	09/2035	8.00%	5,800	5,800
Deferred payment	09/2035	10.00%	1,000	1,000
Total			41,346	43,494
Less: unamortized issuance costs and discount			211	244
Less: short-term lines of credit			146	740
Less: current portion of long-term debt			16,728	13,336
Total long-term debt			$24,261	$29,174
Term loans and lines of credit. We have entered into private debt arrangements with banking institutions for the purchase of equipment and to provide working capital and liquidity through cash and lines of credit. Unless otherwise delineated above, these debt arrangements are obligations of Nutex and/or its wholly-owned subsidiaries. Consolidated real estate entities have entered into private debt arrangements with banking institutions for purposes of purchasing land, constructing new emergency room facilities and building out leasehold improvements which are leased to our hospital entities. Nutex is a guarantor or, in limited cases, a co-borrower on the debt arrangements of the Real Estate VIEs for the periods shown.
Certain outstanding debt arrangements require minimum debt service coverage ratios and other financial covenants. At March 31, 2026, we were in compliance with these debt arrangements; we had remaining availability of $3.4 million under outstanding lines of credit.
There have been no significant changes to the terms of the Company's debt and covenants from those disclosed in Note 8 to the financial statements presented in the 2025 Form 10-K.

Note 9 – Leases
As Lessee
We have entered into hospital property, office and equipment rental agreements with various lessors including related parties. The following tables disclose information about our leases of property and equipment (in thousands):

	Three Months Ended March 31,
	2026	2025

Operating lease cost	$1,097	$1,093

Finance lease cost:
Amortization of right-of-use assets	$3,412	$3,293
Interest on lease liabilities	5,273	5,005
Total finance lease cost	$8,685	$8,298
As Lessor
We lease space to tenants under operating leases in an office building purchased in December 2025. The leases provide for the payment of fixed base rents payable monthly. For the three months ended March 31, 2026, lease income was $0.3 million and was included in Hospital division revenue in the unaudited condensed consolidated statements of operations.
Note 10 – Commitments and Contingencies
Litigation. The Company, its consolidated subsidiaries or VIEs may be named in various claims and legal actions in the normal course of business. Based upon counsel and management’s opinion, the outcome of such matters is not expected to have a material adverse effect on the unaudited condensed consolidated financial statements. Accordingly, no provision or accrual has been recorded.
Note 11 – Stock-based Compensation
Total stock-based compensation for the three months ended March 31, 2026 and 2025 was a gain of $3.9 million and expense of $27.6 million, respectively. Stock-based compensation expense includes amounts recognized primarily for non-employee arrangements for the obligations for under-construction and ramping hospitals, as well as amounts granted to employees and board members for services rendered. The gain for the three months ended March 31, 2026 is due to the decrease of accrued stock-based compensation related to the obligations for under-construction and ramping hospitals. There have been no significant changes to options from those disclosed in Note 12 to the 2025 Form 10-K.
Obligations for under-construction and ramping hospitals. Under the terms of the Contribution Agreements, former doctor owners of the Ramping and Under Construction Hospitals (as determined on April 1, 2022) are eligible to receive a one-time additional issuance of Company common stock.
•With respect to ramping hospitals that were acquired before the Merger, 24 months after the opening date (the “Determination Date”) of the applicable ramping hospital, such owner is eligible to receive such owner’s pro rata share of a number of shares of Company common stock equal to (i) the trailing twelve months earnings before interest, taxes, depreciation and amortization on the respective Determination Date, multiplied by (ii) 10, (iii) minus the initial equity value received at the closing of the Merger, and (iv) minus such owner’s pro rata share of the aggregate debt of the applicable ramping hospital outstanding as of the closing of the Merger. The number of additional shares to be issued will be determined based on the greater of (a) the price of the Company’s common stock at the time of determination or (b) $420.00, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company’s common stock.
•With respect to under construction hospitals that were acquired before the Merger, contributing owners of under construction hospitals will be eligible to receive, on the Determination Date, such owner’s pro rata share of a number of shares of Company common stock equal to (a)(i) the trailing twelve months earnings before interest, taxes, depreciation and amortization as of the Determination Date multiplied by (ii) 10, minus (iii) the aggregate amount of such owner’s capital contribution to the under construction hospital, minus (iv) such owner’s pro rata share of the aggregate debt of the applicable under construction hospital outstanding as of the closing of the Merger, divided by (b) the greater of (i) the price of the Company common stock at the time of determination or (ii) $420.00, as adjusted for any stock dividends, combinations, splits, recapitalizations and the like with respect to the Company’s common stock.
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
Pursuant to the Merger Agreement, and based on a valuation of $420.00 per share of Clinigence common stock, each member interest in Nutex Holdco issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive 3.571428575 shares of Clinigence common stock.
With respect to the Under Construction Hospitals, the aggregate number of shares of Clinigence common stock issued in the Merger to such former doctor owners was equal to the aggregate capital contribution amounts received from the contributing former doctor owners of the Under Construction Hospitals divided by (b) $420.00. In addition, Nutex Health assumed all the debt of such Under Construction Hospitals outstanding at the closing of the Merger.
Under the Contribution Agreements, the Ramping and Under Construction Hospitals are entitled to additional shares of Company Common Stock. The number of additional shares depends on two main factors: the trailing twelve-month operating results of the particular hospital and the trading price of Nutex Health common stock, with both factors determined at the end of the applicable Measurement Period. There is no threshold of certain operating results to be achieved; however, there is a floor price of common stock to be applied to the calculation. The exact amount a former doctor owner of a particular hospital will receive will accordingly depend on (i) the trailing twelve months of operating results of that particular hospital, minus the initial capital contribution and debt assumption, (ii) the current Nutex common stock trading price, and (iii) the ownership percentage in the hospital such former doctor owner held prior to the Contribution Transaction and the Merger.
At the closing of the Merger, four hospitals were identified as Ramping Hospitals and 17 hospitals were identified as Under Construction Hospitals. Related to the four Ramping Hospitals, no additional issuances of common stock were issued due to operating results for three Ramping Hospitals and the closure of one Ramping Hospital in February 2023. Of the 17 Under Construction Hospitals,
•Eight hospitals with Measurement Periods ended on or before March 31, 2026.
•Four hospitals with no Measurement Period as these hospitals' development plans have been abandoned.
•Two hospitals with Measurement Periods that end after March 31, 2026.
•Three hospitals with no defined Measurement Periods as these hospitals have not opened as of March 31, 2026.
In the tables below, we show the number of shares issuable, the number of shares issued to date, and compensation expense recognized with respect to hospital with Measurement Periods that ended prior to the end of March 31, 2026.
Measurement Periods ending on or prior to March 31, 2026 (dollars in thousands):

Number of Hospitals	End of Measurement Period	Number of Shares Issuable	Number of Shares Issued to Date	Inception-to-date Compensation Expense	Year-to-date 2026 Compensation Expense
1	February 28, 2023	—	—	$—	$—
2	February 29, 2024	27,035	27,035	458	—
1	February 28, 2025	422,091	422,091	23,173	—
2	June 30, 2025	603,306	603,306	75,042	—
1	August 31, 2025	309,429	309,429	25,927	—
1	March 31, 2026	12,753	12,753	3,744	(2,532)
8		1,374,614	1,374,614	$128,344	$(2,532)

In the table below, we show the estimated number of shares issuable to two hospitals with Measurement Periods that end after March 31, 2026 and are operating, but showing a pro forma calculation as if the respective Measurement Periods had ended on March 31, 2026. Since we cannot predict the future operating results of a particular hospital or the Nutex Health trading price at the end of such particular Measurement Period, the actual number of shares issuable to the former doctor owners of such Hospital cannot be determined.
Measurement Periods ending after March 31, 2026 (dollars in thousands):

Number of Hospitals	End of Measurement Period	Estimated Number of Shares Issuable	Estimated Compensation Expense	Inception-to-date Compensation Expense	Year-to-date 2026 Compensation Expense
1	November 30, 2026	—	—	—	$(2,181)
1	December 31, 2026	47,100	3,216	2,705	160
2		47,100	$3,216	$2,705	$(2,021)
The Company measures these obligations as liability-classified stock-based compensation at fair value (level 3) on each reporting date until settlement, with changes in fair value recognized in the consolidated statement of operations. The fair value of these awards is determined using Monte Carlo simulation, which incorporates inputs such as expected term, volatility, risk-free interest rate, dividend yield and the probability of achieving performance conditions. At March 31, 2026, the aggregate liability recorded for these obligations was $2.7 million as compared to $8.3 million at December 31, 2025. The change in fair value recognized in the consolidated statements of operations for three months ended March 31, 2026 and 2025 was $(3.9) million and $27.6 million, respectively.
Restricted Stock Units. The following is an inception-to-date summary of the restricted stock units (RSUs) granted to certain employees and board members participating in the Company's long-term incentive program (shares and dollars in thousands):

Grant Date	RSUs Granted	Grant Date Fair Value	RSUs Vested	RSUs Forfeited	RSUs Unvested	Future Vesting Dates
June 16, 2024	118	$640.11	72	13	33	March 2027
March 10, 2025	61	2,484.02	18	7	36	March 2027 and 2028
July 14, 2025	3	280.00	—	—	3	July 2026
March 2, 2026	34	3,982.29	—	—	34	March 2027, 2028, 2029
Total	216	$7,386.41	90	20	106
The following table summarizes activity in restricted stock units:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, December 31, 2024	117	$37.23
Granted	61	41.15
Forfeitures	(5)	5.40
Vested	(16)	105.80
Non-vested awards, March 31, 2025	157	$34.96

Non-vested awards, December 31, 2025	127	$43.69
Granted	34	117.60
Forfeitures	(3)	34.16
Vested	(52)	33.90
Non-vested awards, March 31, 2026	106	$95.21
As of March 31, 2026 and 2025, we estimate $5.5 million and $2.9 million, respectively, of unrecognized compensation cost related to restricted stock units issued to our employees to be recognized over the weighted-average vesting period of 1.8 years and 1.9 years, respectively.

Employee Stock Purchase Plan. In May 2023, the Board adopted the 2023 Employee Stock Purchase Plan (“2023 ESPP”), which was subsequently approved by the Company’s stockholders and became effective in June 2023. The 2023 ESPP authorizes the initial issuance of up to 33,333 shares of the Company’s common stock to eligible employees, who are entitled to purchase shares of common stock equal to 85% of the closing price on the purchase date with accumulated payroll deductions. During the three months ended March 31, 2026 and 2025, the Company issued 547 shares and 1,161 shares, respectively.
Note 12 – Equity
Share Repurchases and Retirements.
Activity related to the repurchase and retirement of shares is as follows:

Repurchase and retirement description	Three Months Ended March 31, 2026
Shares repurchased under the August 2025 Repurchase Program	118,867
Shares repurchased under the March 2026 Repurchase Program	21,061
Shares retired under the Settlement Agreements with former doctor owners of under construction hospitals	60,516
Total shares repurchased and retired	200,444
August 2025 Repurchase Program. On August 14, 2025, the Board authorized a stock repurchase program (the "August 2025 Repurchase Program") of up to $25.0 million of the Company’s common stock over the subsequent six months. During the period ended March 31, 2026, the Company repurchased 118,867 shares of common stock under the Repurchase Program in open market transactions at a weighted-average price of $168.65 for an aggregate price of $20.0 million, inclusive of transaction costs. The purchases completed the August 2025 Repurchase Program.
March 2026 Repurchase Program. On March 4, 2026, the Board authorized a second stock repurchase program (the "March 2026 Repurchase Program") of up to $25.0 million of the Company's common stock over the subsequent six months. Pursuant to the Repurchase Program, the Company may repurchase, from time to time, up to an aggregate of $25.0 million of its outstanding shares of common stock, exclusive of any fees, commissions or other expenses related to such repurchases. The March 2026 Repurchase Program permits the Company to repurchase shares of common stock at any time or from time to time at management’s discretion in open market transactions made in accordance with the provisions of Rule 10b-18 and/or Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions or by other means in accordance with applicable securities laws. The Repurchase Program authorization does not obligate the Company to acquire any shares of its common stock and may be amended, suspended or discontinued at any time.
During the three months ended March 31, 2026, the Company repurchased 21,061 shares of common stock under the Repurchase Program in open market transactions at a weighted-average price of $92.96 for an aggregate price of $2.0 million, inclusive of transaction costs. At March 31, 2026, we had approximately $23.0 million available under the March 2026 Repurchase Program.
Settlement Agreements with certain Former Doctor Owners of Under Construction Hospitals. During the three months ended March 31, 2026, the Company entered into agreements with certain former doctor owners to settle existing disputes and, in connection with the settlements, retire a portion of the shares issuable to satisfy obligations for under-construction and ramping hospitals. See Note 11 – Stock-based Compensation for discussion of additional issuances of stock for Under Construction Hospitals, an obligation within the Contribution Agreements. During the three months ended March 31, 2026, the Company retired 60,516 shares of common stock at an aggregate value of $9.7 million.

Common Stock Warrants. Warrant activity is as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Warrants outstanding at December 31, 2024	207,338	$113.78	3.68
Warrants issued	—	—
Warrants exercised	—	—
Warrants expired	(3,701)	1,000.50
Warrants outstanding at March 31, 2025	203,637	$97.68	3.76

Warrants outstanding at December 31, 2025	144,620	$110.54	2.90
Warrants issued	—	—
Warrants exercised	—	—
Warrants expired	(1,922)	600.00
Warrants outstanding at March 31, 2026	142,698	$103.94	2.70
Warrants outstanding as of March 31, 2026 consisted of:

Expiration Date	Number Outstanding	Number Exercisable	Exercise Price
July 31, 2026	16,888	16,888	232.50
May 31, 2027	30,674	30,674	262.50
September 30, 2029	16,501	16,501	30.00
October 31, 2029	57,250	57,250	30.00
November 30, 2029	5,167	5,167	30.00
December 31, 2029	16,218	16,218	30.00
Total	142,698	142,698
Note 13 – Income Taxes
Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items is recognized in the period these occur.
Our effective tax rate was 18.0% and 28.7% for the three months ended March 31, 2026 and 2025, respectively. The primary difference from the federal statutory rate of 21% is related to state taxes, income of noncontrolling interests in flow-through entities and permanent differences for non-deductible expenses.

Note 14 – Earnings (Loss) per Share
The following is the computation of earnings per basic and diluted share (dollars in thousands):

	Three Months Ended March 31,
	2026	2025
Basic and diluted earnings per share:
Numerator:
Net income attributable to common stockholders	$46,807	$21,217
Denominator:
Weighted average shares used to compute basic EPS	6,989,828	5,667,076
Basic earnings per share:	$6.70	$3.74

Diluted earnings per share:
Numerator:
Dilutive net income attributable to common stockholders	$46,807	21,472
Denominator:
Weighted average shares used to compute basic EPS	6,989,828	5,667,076
Dilutive effect of convertible note	—	179,500
Dilutive effect of common stock warrants	71,864	55,303
Dilutive effect of unvested restricted stock	92,713	101,534
Dilutive effect of contingently issuable shares	24,753	448,001
Weighted average shares used to compute diluted EPS	7,179,158	6,451,414
Diluted earnings per share:	$6.52	$3.33
Note 15 - Supplemental Cash Flows Information
The below supplemental cash flows information is presented in thousands:

	Three Months Ended March 31,
(In thousands)	2026	2025
Cash paid for interest on long-term debt	$535	$608
Cash paid for interest on finance leases	5,273	5,005
Cash paid for operating leases	1,076	932
Cash paid for income taxes	—	3,300
Non-cash investing and financing activities:
Financed capital expenditures	—	92
Acquisition of financing leases	1,741	597
Common stock issued for Employee Stock Purchase Plan	97	40
Note 16 – Segment Information
We report the results of our operations as three segments in our unaudited condensed consolidated financial statements: (i) the hospital division, (ii) the population health management division and (iii) the real estate division. Reportable segment information, including intercompany transactions, is presented below (in thousands):

	March 31,	December 31,
	2026	2025
Assets:
Hospital division	$887,392	$851,344
Population health management division	30,784	29,505
Real estate division	39,142	37,676
Total Assets	$957,318	$918,525

	Three Months Ended March 31,
	2026	2025
Revenue from external customers:
Hospital division	$207,570	$203,947
Population health management division	8,915	7,842
Total revenue	$216,485	$211,789

Revenue from inter-segment activities:
Real estate division	1,177	619

Segment expenses:
Hospital division
Payroll	$40,829	$34,579
Contract services	52,904	31,760
Medical supplies	4,009	3,801
Other hospital division expenses	15,362	11,269
Hospital division expenses	113,104	81,409
Population health management division expenses	6,159	6,950
Total segment expenses	$119,263	$88,359

Depreciation and amortization:
Hospital division	$4,879	$4,643
Population health management division	340	340
Real estate division	273	109
Total depreciation and amortization	$5,492	$5,092

Segment gross profit (loss):
Hospital division	$89,587	$117,895
Population health management division	2,416	552
Real estate division	(273)	(109)
Total segment gross profit	$91,730	$118,338

Consolidated operating income:
Total segment gross profit	$91,730	$118,338
Corporate and other costs	(10,465)	(37,677)
Consolidated operating income	$81,265	$80,661

Segment income:
Hospital division
Hospital division gross profit	$89,587	$117,895
Interest expense, net	6,578	5,575

	Three Months Ended March 31,
	2026	2025
Other expense	22	3,354
Hospital division income before income taxes	$82,987	$108,966
Population health management division income before income taxes	2,422	554
Real estate division loss before income taxes	(273)	(109)
Non-segment loss before income taxes	(8,576)	(38,195)
Income before income taxes	$76,560	$71,216

Capital expenditures:
Hospital division	$2,209	$64
Total capital expenditures	$2,209	$64
Note 17 – Related Party Transactions
The Company enters into transactions with entities owned or controlled by related parties, including its CEO, as well as with noncontrolling interest owners of consolidated entities. These related party transactions primarily include physician services arrangements, facility leases, construction-related obligations, and distributable cash arrangements. The Company believes the terms of these transactions are generally comparable to those that would be obtained in arm's-length transactions.
Summary quantitative information related to related party balances and transactions is presented below (in millions):
Balances with related parties in the condensed consolidated balance sheets:

		March 31,	December 31,
Balance sheet caption	Related party description	2026	2025
Accounts receivable - related party	Amounts due from noncontrolling interest owners of consolidated ER entities	$6.3	$6.0
Accounts payable - related party	Reimbursement of expenses incurred on behalf of the Company	$1.6	$1.1
Accounts payable - related party	Outstanding obligations of contributions for facilities under construction	$2.3	$2.0
Transactions with related parties in the condensed consolidated statements of operations and cash flows:

		Three Months Ended March 31,
Type of transaction	Related party description	2026	2025
Lease payments - related party facilities (cash basis)	Cash payments under facility leases with real estate entities owned by related parties, including the CEO, and the corporate headquarters lease	$5.8	$6.1
Distributable cash paid to CEO	CEO’s pro‑rata share (approximately 38%) of aggregate distributable cash flow from two specified locations, after debt and tax obligations	$—	$1.2
Additional qualitative information:
•Physician LLCs: The physicians who work in the Company’s hospitals are employed by separate limited liability companies (“Physician LLCs”). The Company has no direct ownership interest in these entities; they are owned and, in some instances, controlled by related parties, including the CEO. The Physician LLCs are consolidated as variable interest entities because they do not have significant equity at risk and the Company has historically provided support in the event of cash shortages and is the primary beneficiary of their services.
•Real estate entities: Most hospital division facilities are leased from real estate entities owned by related parties. These leases are typically triple‑net, with the hospital division responsible for operating costs, repairs, and taxes. The Company consolidates certain real estate entities as variable interest entities when they do not have sufficient equity at risk and the Company’s hospital entities are guarantors or co‑borrowers under their mortgage loans. Real Estate VIEs with third‑party mortgage loans collateralized by land and buildings remain consolidated as of March 31, 2026; the Company has no direct ownership interest in two of these entities, which are owned and, in some cases, controlled by related parties including the CEO.
•Distributable cash arrangement with CEO: In connection with the closing of the Merger Agreement, the CEO, as an original owner, is entitled, for the first two years following closing and solely with respect to the two locations that repaid a specified short‑term loan, to receive his pro‑rata share (approximately 38%) of aggregate distributable cash flow, as determined by the Company after satisfaction of debt and tax obligations. Total distributable cash paid under this arrangement is presented in the table above.
Note 18 – Variable Interest Entities
The following tables provide the balance sheet amounts for consolidated VIEs (in thousands):

	March 31, 2026
	Real Estate VIEs	Physician LLCs	Facility Entity	IPAs

Current assets	$1,109	$79,800	$1,568	$12,764
Property and equipment, net	18,711	4	1,279	94
Other long-term assets	385	—	19,903	—

Total assets	$20,205	$79,804	$22,750	$12,858

Current liabilities	559	8,680	889	12,858
Long-term liabilities	18,075	—	23,259	—

Total liabilities	18,634	8,680	24,148	12,858

Equity	1,571	71,124	(1,398)	—

Total liabilities and equity	$20,205	$79,804	$22,750	$12,858

		December 31, 2025
	Real Estate VIEs	Physician LLCs	Facility Entity	IPAs

Current assets	$161	$68,649	$526	$11,514
Property and equipment, net	18,819	4	1,195	99
Other long-term assets	375	—	20,098	—

Total assets	$19,355	$68,653	$21,819	$11,613

Current liabilities	201	13,143	1,229	11,613
Long-term liabilities	18,442	—	20,094	—

Total liabilities	18,643	13,143	21,323	11,613

Equity	712	55,510	496	—

Total liabilities and equity	$19,355	$68,653	$21,819	$11,613

Note 19 - Subsequent Events
The Company has evaluated subsequent events through the filing of this report. Management identified the following events that warrant disclosure:
•Settlement Agreements with certain Former Doctor Owners of Under Construction Hospitals. Subsequent to the three months ended March 31, 2026, the Company entered into agreements with certain former doctor owners to effectively retire shares which were issued to satisfy obligations for under-construction and ramping hospitals. See Note 11 – Stock-based Compensation for discussion of additional issuances of stock for Under Construction Hospitals, an obligation within the Contribution Agreements. Subsequent to March 31, 2026, the Company retired 72,350 shares of common stock at an aggregate value of $13.0 million.
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
Overview
Nutex Health Inc. is a physician-led, healthcare services and operations company with 27 hospital facilities in 12 states (hospital division), and a primary care-centric, risk-bearing population health management division. Our hospital division implements and operates innovative health care models, including micro-hospitals, specialty hospitals and hospital outpatient departments. The population health management division owns and operates provider networks such as independent physician associations (“IPAs”).
As of March 31, 2026, we employed approximately 1,005 full-time employees, contracted with over 280 doctors at our facilities and partnered with over 3,600 physicians within our networks. Our corporate headquarters is based in Houston, Texas. We were incorporated on April 13, 2000 in the state of Delaware.
Our financial statements present the Company’s unaudited condensed consolidated financial condition and results of operations including those of majority-owned subsidiaries and variable interest entities (“VIEs”) for which we are the primary beneficiary.
The hospital division includes our hospital entities. In addition, we have financial and operating relationships with multiple professional entities (the “Physician LLCs”) and real estate entities part of the real estate division. The Physician LLCs employ the doctors who work in our hospitals. These entities are consolidated by the Company as VIEs because they do not have significant equity at risk to finance their activities independently. The Company is considered the primary beneficiary of these entities because (i) it has the power to direct the activities that most significantly affect their economic performance through its contractual and operational oversight, and (ii) it has the obligation to absorb losses and the right to receive benefits that could be significant, as evidenced by the Company’s historical practice of providing financial support during periods of cash shortfall and receiving the benefit of services. The Company has no direct or indirect ownership interest in the Physician LLCs. Certain of the Physician LLCs are owned in part and, in some cases, controlled by related parties, including members of the Company’s executive management team.
The real estate division comprises of real estate entities along with activity related to the development and construction of hospital facilities. The real estate entities own the land and hospital buildings which are leased to our hospital entities. The real estate entities also include the Company's headquarters. These entities have mortgage loans payable to third parties which are collateralized by the land and buildings. We consolidate certain real estate entities as VIEs (the "Real Estate VIEs") in instances where our hospital entities are guarantors or co-borrowers under their outstanding mortgage loans. As of March 31, 2026, we continue to consolidate two Real Estate VIEs in our financial statements. The Real Estate VIEs are in part and, in some cases, controlled by related parties, including members of the Company’s executive management team.
The population health management division includes our management services organization. Additionally, Atlas Healthcare Physicians ("Atlas", formerly known as "Associated Hispanic Physicians of So. California"), a physician-affiliated entity that is not owned by us, is consolidated as a VIE of our wholly-owned subsidiary AHP since we are the primary beneficiary of their operations under AHP’s management services contracts with them.
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

The following tables present the allocation of the transaction price with the patient between the primary patient classification of insurance coverage:

	Three Months Ended March 31,
	2026	2025

Insurance	97%	96%
Self pay	1%	2%
Workers compensation	1%	1%
Medicare/Medicaid	1%	1%
Total	100%	100%
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
•Highlighting the complexity and uncertainty with the NSA and IDR process and the unsuccessful results by various insurers, there are numerous pending lawsuits brought by insurers against IDR vendors and providers (other than Nutex), challenging the awards made in favor of the IDR vendors and providers by alleging fraudulent schemes with respect to eligibility determinations, among other things. Recently, United States District Courts in each of California and Florida, granted the IDR vendor’s or provider’s, as applicable, motions to dismiss against the insurers, primarily on the grounds that IDR decisions are not reviewable by courts. In addition, citing the California District Court’s dismissal, the United States District Court for the Eastern District of Pennsylvania granted the provider’s motion to dismiss against the insurer, declining to bypass Congress’ intent in the NSA, which limits judicial review. The dismissal rulings are subject to appeal.
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
Effective May 1, 2024, we engaged HaloMD, a third-party tech-enabled expert, to further support our out-of-network claims and determine which claims would be beneficial to arbitrate. HaloMD specializes in independent dispute resolution through the NSA and state regulations for out-of-network healthcare providers. HaloMD attests to the eligibility of claims to be submitted to arbitration. Given the complexity of the federal arbitration process and its interaction with state surprise billing laws, it is crucial for providers like Nutex to seek tech-enabled expert assistance in the highly complex submission process. This third-party expertise, such as that provided by HaloMD, helps the Company navigate the complexity of submission of claims in bifurcated states where either state or federal law may apply, depending on the insurance coverage and services provided.
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
•Claim Submission. Providers or their representatives must attest to the best of their knowledge whether a claim falls under state or federal jurisdiction based on the type of insurance plan and the services involved. The CIDRE then determines whether the dispute is eligible to proceed under the federal IDR process. Where applicable, state law procedures and requirements govern the equivalent arbitration process under state law.
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

IDR Industry Trends. According to arbitration data published by the Center for Medicare and Medicaid Services (CMS) as of January 21, 2026, CIDREs are making significant progress in improving the overall Federal IDR process:
•Between January 1, 2025, and June 30, 2025, disputing parties initiated 1,186,812 disputes through the Federal IDR portal, 39% more than the last six months of 2024 (853,374 disputes).
•Providers or their representatives initiated the majority of disputes (81%) in the first six months of 2025.
•The top three initiating parties (HaloMD, Team Health and SCP Health), who represent thousands of clinicians across multiple states, accounted for approximately 44% of all disputes initiated in the first six months of 2025.
•From January 1 through June 30, 2025, providers, facilities or air ambulance providers, prevailed in approximately 88% of payment determinations, as compared to 85% in the last six months of 2024.
•During the first six months of 2025, the prevailing offer was higher than the QPA in approximately 88% of payment determinations made during such period.
•The primary cause of processing delays is the complexity of determining whether disputes are eligible for the Federal IDR process, since the certified IDR entity must confirm dispute eligibility.
•The percentage of disputes found ineligible decreased from 69% in the first six months of 2022 to 20% in the last six months of 2024 and 17% in the first six months of 2025.
Overall, between April 15, 2022 and March 31, 2026, 5,729,954 disputes were initiated, with 985,659 disputes (or approximately 17% of disputes submitted) found ineligible.
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
Cost of arbitration. There is a significant cost to enter the arbitration process. The arbitration process includes expenses associated with third party providers, including IDR entities, which typically collect fees at the beginning of the process, before the claim award amounts are decided by arbitrators. According to the CMS, as of July 23, 2025, the nonrefundable administrative fee was $115 per party per dispute and the certified IDR entity fee ranged from $375 to $800 for single determinations and $75 to $1,150 for batched determinations. The total cost of arbitration for all Nutex hospital and professional services for the three months ended March 31, 2026 and 2025 was $46.1 million and $26.3 million, respectively.
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
Recent Developments
Share Repurchase Programs. On March 4, 2026, the Board authorized a stock repurchase program of up to $25.0 million of the Company’s common stock over the subsequent six months pending compliance with the Company's current reporting obligations. The purpose of the share repurchase is to increase shareholder value and offset dilution from the issuance of additional shares in connection with the Merger (Refer to “Item 1A. Risk Factors" for additional share information).
Pursuant to each stock repurchase program the Company may repurchase, from time to time, up to an aggregate of $25.0 million of its outstanding shares of common stock, exclusive of any fees, commissions or other expenses related to such repurchases. The stock repurchase program permits the Company to repurchase shares of common stock at any time or from time to time at management’s discretion in open market transactions made in accordance with the provisions of Rule 10b-18 and/or Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions or by other means in accordance with applicable securities laws.
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
Settlement Agreements with certain Former Doctor Owners of Under Construction Hospitals. During and subsequent to the three months ended March 31, 2026, the Company entered into agreements with certain former doctor owners to settle existing disputes and, in connection with the settlements, to retire a portion of the shares issuable to satisfy obligations for under-construction and ramping hospitals. See Note 11 – Stock-based Compensation for discussion of additional issuances of stock for Under Construction Hospitals, an obligation within the Contribution Agreements. During the three months ended March 31, 2026, the Company retired 60,516 shares of common stock at an aggregate value of $9.7 million. Subsequent to the three months ended March 31, 2026, the Company retired an additional 72,350 shares of common stock at an aggregate value of $13.0 million.
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

Following are the results of operations for the periods presented (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenue:
Hospital division	$207,570	$203,947
Population health management division	8,915	7,842
Total revenue	216,485	211,789
Segment gross profit (loss):
Hospital division	89,587	117,895
Population health management division	2,416	552
Real estate division	(273)	(109)
Total segment gross profit	91,730	118,338
Corporate and other costs:
Stock-based compensation	(3,915)	27,642
General and administrative expenses	14,380	10,035
Total corporate and other costs	10,465	37,677
Operating income	81,265	80,661
Interest expense	4,682	6,120
Other expense (income)	23	3,325
Income (loss) before taxes	76,560	71,216
Income tax expense (benefit)	13,797	20,410
Net income (loss)	62,763	50,806
Less: net income attributable to noncontrolling interests	15,956	29,589
Net income (loss) attributable to Nutex Health Inc.	$46,807	$21,217

Adjusted EBITDA(1)	$57,564	$72,821

Patient visits:
Hospital	49,742	48,269
(1)See reconciliation of net loss attributable to Nutex Health Inc. to Adjusted EBITDA under Non-GAAP Financial Measures.
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025
Net income attributable to Nutex Health Inc. was $46.8 million, or income of $6.52 per diluted share, for the three months ended March 31, 2026 compared to net income attributable to Nutex Health Inc. of $21.2 million, or income of $3.33 per share, for the same period 2025. Our 2026 results were principally affected by:
•Higher patient visits, which increased by 3.1% during the three months ended March 31, 2026 as compared with the same period of 2025. Visits at same hospitals, which are hospitals that were opened by December 31, 2024, increased an average of 0.6% versus prior year.
•Increased cash collections and billable visits partially offset by a decrease in net revenue per visit.
•Lower stock-based compensation to under construction and ramping hospitals of $(3.9) million for the three months ended March 31, 2026, a decrease of $31.6 million compared to the same period last year.
•Lower income tax expense of $13.8 million for the three months ended March 31, 2026 compared to $20.4 million for the three months ended March 31, 2025, a decrease of $6.6 million.
Adjusted EBITDA for the three months ended March 31, 2026 decreased to $57.6 million from $72.8 million for the comparable period 2025. Refer to Non-GAAP Financial Measures discussed below for a definition and reconciliation of net income (loss)

attributable to Nutex Health Inc. to Adjusted EBITDA. Stock-based compensation contributed significantly to the decrease in Adjusted EBITDA in the 2026 period.
A discussion of our segment results is included below.
Hospital Division. Our revenue for the three months ended March 31, 2026 totaled $207.6 million as compared to $203.9 million for the same period in 2025, an increase of $3.6 million or 1.8%. This increase was attributed to an increase in cash collections and billable visits, slightly offset by a decrease in net revenue per visit. Revenue related to same hospitals increased by 0.2%.
Total patient visits increased 3.1% during the three months ended March 31, 2026 as compared with the same period in 2025 including the impact of the opening of two facilities throughout 2025 which are fully operating in 2026.
The hospital division’s gross profit was $89.6 million during the three months ended March 31, 2026, compared with $117.9 million in the same period in 2025, a decrease of 24.0%. The decrease is primarily driven by the total cost of arbitration, which for all Nutex hospital and professional services for the three months ended March 31, 2026 and 2025 was $46.1 million and $26.3 million, respectively. This decrease was due to less settlements and open disputes in the prior period as the Company was increasing its IDR submissions in the first quarter of 2025.
Population Health Management Division. Our total revenue for the three months ended March 31, 2026 was $8.9 million as compared with $7.8 million for the same period in 2025.
The population health management division had $2.4 million of loss before income taxes for the three months ended March 31, 2026 as compared with $0.6 million of loss for the same period in 2025. Strategically, we are focused on the growth of this division principally through the addition of new independent physician associations and have staffed our organization to manage larger numbers of such organizations.
Real Estate Division. This division reports the operations of real estate entities, which own the land and buildings for certain hospital entities and for the Company's headquarters.
Revenue and operating expenses of consolidated real estate entities are not significant since the extent of these entities’ operations is to own facilities leased to the Company which are financed by a combination of contributed equity by the Company, related parties and third-party mortgage indebtedness. Such leases are typically on a triple net basis where our hospital division is responsible for all operating costs, repairs and taxes on the facilities. Finance lease income is recognized outside of segment operating income as other income by the real estate entities. However, these amounts are largely eliminated in the consolidation of these entities into our financial statements. As lessor, operating lease income from third-party lessees is not significant and presented with hospital division revenue.
As of March 31, 2026, the Company consolidates two Real Estate VIEs. We expect that hospitals we open in the future may be leased from new real estate entities which may be owned in whole or part by the Company or related parties. If owned by related parties, third-party lenders to these entities may require that we provide a guarantee or become co-borrowers under mortgage indebtedness and financings for such facilities. In such instances, we may be required to consolidate these new real estate entities in our financial statements as VIEs.
Corporate and other costs. Corporate and other costs in the three months ended March 31, 2026 totaled $10.5 million as compared to $37.7 million for the same period in 2025, a decrease of 72.2%. General and administrative costs include our executive management, accounting, human resources, corporate technology, insurance and professional fees. The decrease in corporate and other costs is primarily due to a decrease in stock-based compensation of $31.6 million related to obligations for under-construction and ramping hospitals, and an increase in general and administrative expenses of $4.3 million.
Nonoperating items
Interest expense. Interest expense was $4.7 million for the three months ended March 31, 2026 as compared with $6.1 million for the same period of 2024. The decrease in interest expense in 2026 is primarily due to the payoff of loans and interest income received from sweep accounts.
Income tax expense. Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items is recognized in the period these occur.

Liquidity and Capital Resources
As of March 31, 2026, we had $207.3 million of cash and equivalents, compared to $185.6 million of cash and equivalents as of December 31, 2025.
Significant sources and uses of cash during the first three months of 2026.
Sources of cash:
•Cash from operating activities was $75.5 million, primarily driven by significantly higher net income largely attributable to favorable developments in the arbitration process, which contributed to higher revenue and cash collections.
Uses of cash:
•Stock repurchases, cash payments in settlement of earn out obligations, and retirements of $31.7 million.
•Distributions, net of contributions, to noncontrolling interests totaled $14.1 million
•Repayments of lines of credit and notes payable $2.1 million.
•Repayments of finance leases totaled $1.6 million.
•Acquisitions of property and equipment totaled $1.2 million.
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
Indebtedness. The Company’s indebtedness as of March 31, 2026 is presented in Item I, “Financial Statements – Note 8 – Debt” and our lease obligations are presented in Item I, “Financial Statements—Note 9 – Leases.”
We have entered into private debt arrangements with banking institutions for the purchase of equipment and to provide working capital and liquidity through cash and lines of credit. Unless otherwise delineated above, these debt arrangements are obligations of Nutex and/or its wholly-owned subsidiaries. Real estate entities have entered into private debt arrangements with banking institutions for purposes of purchasing land, constructing new emergency room facilities and building out leasehold improvements which are leased to our hospital entities. Nutex is a guarantor or, in limited cases, a co-borrower on the debt arrangements of Real Estate VIEs for the periods shown.
At March 31, 2026, the Company was not subject to any financial covenants under its outstanding debt arrangements and we had remaining availability of $3.4 million under outstanding lines of credit.
Off-Balance Sheet Arrangements
As of March 31, 2026, we had no material off-balance sheet arrangements.
Non-GAAP Financial Measures
EBITDA and Adjusted EBITDA. EBITDA and Adjusted EBITDA are used as supplemental non-GAAP financial measures by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. We believe EBITDA and Adjusted EBITDA are useful because these measures allow us to more effectively evaluate our operating performance.
We define EBITDA as net income attributable to Nutex Health Inc. plus interest expense, income taxes, depreciation and amortization. Interest expense includes interest on lease liabilities, which is a component of total finance lease cost.

We define Adjusted EBITDA as net income attributable to Nutex Health Inc. plus net interest expense, income taxes, depreciation and amortization, further adjusted for stock-based compensation, finance lease payments related to leases under ASC 842, certain defined items of expense and any acquisition-related costs and impairments. A reconciliation of net income to EBITDA and Adjusted EBITDA is included below.
Beginning in the first quarter of 2025, we have updated our presentation of Adjusted EBITDA to separately disclose finance lease payments related to leases under ASC 842. We believe this update provides greater transparency into our operating performance.
EBITDA and Adjusted EBITDA are not intended to serve as alternatives to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies. EBITDA and Adjusted EBITDA follow (in thousands):

	Three Months Ended March 31,
	2026	2025
Reconciliation of net income attributable to Nutex Health Inc. to Adjusted EBITDA:
Net income attributable to Nutex Health Inc.	$46,807	$21,217
Depreciation and amortization	5,492	5,092
Interest expense, net	4,682	6,120
Income tax expense	13,797	20,410
Allocation to noncontrolling interests	(2,473)	(1,297)
EBITDA	68,305	51,542
Stock-based compensation	(3,915)	27,642
Finance lease payments	(6,826)	(6,363)
Adjusted EBITDA	$57,564	$72,821
Significant Accounting Policies
The preparation of financial statements and related disclosures in accordance with GAAP requires management to make judgments, assumptions and estimates that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Note 1 to the Consolidated Financial Statements included in the Annual Report on Form 10-K for the year ended December 31, 2025 describes the significant accounting policies and methods used in the preparation of the consolidated financial statements. The Company’s critical accounting policies that are impacted by judgments, assumptions and estimates are described in Part II, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the year ended December 31, 2025. Since December 31, 2025, there have been no material changes in the Company’s accounting policies that are impacted by judgments, assumptions and estimates.
Item 3. Quantitative and Qualitative Disclosures about Market Risk
With respect to the three and three months ended March 31, 2026, there have been no material changes in our primary market risk exposures or how those exposures are managed since the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, we concluded that our disclosure controls and procedures were effective as of March 31, 2026, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
There has been no change in our internal control over financial reporting that occurred during the three months ended March 31, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
On April 14, 2025, VLS Emergency Medicine, LLC, Astra Assets, LLC, Right on Hereford, LLC, and Nexus Group Two LLC (collectively, the “ABQ Plaintiffs”) filed an Original Petition against Nutex Health Holdco LLC (“Nutex Holdco”) and Thomas Vo, MD in the District Court of Harris County, Texas, Case No. 2025-26239. The ABQ Plaintiffs allege that the May 16, 2024 Amendment to the Contribution Agreement, dated November 23, 2021, was wrongfully executed by Nutex Holdco and Dr. Vo, in his capacity as the authorized “Owner Representative” (as defined in the Contribution Agreement). The Amendment clarifies that the Parent Stock Price Floor, as defined in the Contribution Agreement, is adjusted for the Company's 2024 reverse stock splits. The Parent Stock Price Floor is used in the determination of the number of shares to be issued to the ABQ Plaintiffs. Rejecting the reverse-stock-split adjustment, the ABQ Plaintiffs demand the issuance of a higher number of shares, which would force the Company to grant the ABQ Plaintiffs a higher percentage ownership in the Company, to the detriment of the Company’s other stockholders.
Nutex Holdco and Dr. Vo have filed their answers and counterclaims, addressing the allegations set forth and presenting their own claims against the ABQ Plaintiffs. The parties are engaged in written discovery and have taken key witness depositions. At this time, no dispositive motions have been filed. Trial is currently set for September 21, 2026. Nutex Health disputes the allegation that the Amendment was wrongfully executed and intends to defend against the ABQ Plaintiffs’ demands. The Company cannot guarantee that the ABQ Plaintiffs will not prevail in their demands, which would have a materially adverse effect on the Company and its stockholders. Please see Item 1A. Risk Factors - Our obligation to issue additional shares of our common stock to former owners of under construction hospitals may cause additional dilution of our current stockholders.
In addition, in a letter dated February 23, 2026, Emergency Medical Provider and Family Medical Associates, P.A. submitted a Demand and Draft Complaint (“Royse City Notice”) to Nutex Holdco and Thomas Vo, MD. The Royse City Notice demands that the pre-reverse split Parent Stock Price Floor be used in the calculation of the number of shares to be issued. RCER LLC (collectively with Emergency Medical Provider and Family Medical Associates, P.A., the “Former Royse City Owners”) has made a similar demand. The Company is unable to predict the outcome of these discussions or determine whether any resolution of the demands made by the Former Royse City Owners will have a materially adverse effect on the Company and its stockholders.
Securities Action
On August 22, 2025, a putative securities class action complaint was filed in the United States District Court for the Southern District of Texas, currently captioned In re Nutex Health Inc. Securities Litigation, Case No. 4:25-cv-03999. The complaint, as amended, is on behalf of two plaintiffs and all other persons (other than defendants) who purchased Nutex Health Inc.’s stock between February 5, 2025 and August 14, 2025. The complaint names Nutex Health Inc., its Chairman of the Board and Chief Executive Officer, its Chief Financial Officer and its President and Director as defendants and asserts claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 (the "Exchange Act”) and Rule 10b-5 promulgated thereunder.
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
The Company filed a motion to dismiss on April 3, 2026, which is pending. The Company is unable to predict the outcome of the litigation or estimate the potential financial impact, but an adverse ruling could have a material adverse effect on the Company’s financial position or results of operations.
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
The derivative actions arise from the same operative facts as alleged in the securities class action, and they seek orders permitting the plaintiffs to maintain the actions derivatively on behalf of the Company, awarding unspecified damages allegedly sustained by the Company, awarding restitution from the individual defendants and requiring the Company to make certain reforms to its corporate governance and internal procedures.
On November 25, 2025, the court consolidated the two derivative actions under the caption In re Nutex Health Inc. Derivative Litigation, Case No. 4:25-cv-04253. On December 11, 2025, the court stayed the litigation until resolution of the Company’s motion to dismiss the securities action described earlier. The Company is unable to predict the outcome of the litigation or estimate the potential financial impact, if any.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Form 10-K for the year ended December 31, 2025 and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
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
As approved by the stockholders on April 1, 2022, the number of additional shares issuable is equal to (a)(i) the trailing twelve months of earnings before interest, taxes, depreciation and amortization, as determined at the end of each such hospital’s initial 24-month operation period multiplied by (ii) 10; minus (iii) the aggregate amount of the former doctor owners’ capital contribution; minus (iv) such former doctor owners’ pro rata share of the aggregate debt, with the resulting value divided by (b) the greater of (i) the price of the common stock at the end of the operational period or (ii) $420.00 (representing $2.80 as adjusted for the 2024 reverse stock splits and subject to adjustment for future stock dividends, combinations, splits, recapitalizations and the like).
With respect to eight hospitals, the initial 24-month operational periods expired on or prior to March 31, 2026. Based on the formula described above, and assuming an aggregate 1,374,614 shares issued, the earn out shares represent approximately 19.8% of our issued and outstanding shares as of March 31, 2026 (including shares subject to issuance pursuant to the earn out and accrued as of such date).
With respect to two additional hospitals with an initial 24-month operational period expiring on or prior to December 31, 2026, we estimate, based on current expectations, to issue approximately 47,100 additional shares, or 0.7% of our issued and outstanding shares as of March 31, 2026 (including shares subject to issuance pursuant to the earn out and accrued as of such date). See Part I - Item 1 – Notes to Condensed Consolidated Financial Statements (unaudited) – Note 11. This estimated number of shares is calculated on a pro forma basis based on September 30, 2026 operating results and trading price. Since we cannot predict future operating results and trading prices, the actual number of additional shares issued may differ significantly from our estimate.

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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
Repurchases of Issuer Shares.
August 2025 Repurchase Program. On August 14, 2025, the Board authorized a stock repurchase program (the "August 2025 Repurchase Program") of up to $25.0 million of the Company’s common stock over the subsequent six months. During the period ended March 31, 2026, the Company repurchased 118,867 shares of common stock under the Repurchase Program in open market transactions at a weighted-average price of $168.65 for an aggregate price of $20.0 million, inclusive of transaction costs. The purchases completed the August 2025 Repurchase Program.
March 2026 Repurchase Program. On March 4, 2026, the Board authorized a second stock repurchase program (the "March 2026 Repurchase Program") of up to $25.0 million of the Company's common stock over the subsequent six months. Pursuant to the Repurchase Program, the Company may repurchase, from time to time, up to an aggregate of $25.0 million of its outstanding shares of common stock, exclusive of any fees, commissions or other expenses related to such repurchases. The March 2026 Repurchase Program permits the Company to repurchase shares of common stock at any time or from time to time at management’s discretion in open market transactions made in accordance with the provisions of Rule 10b-18 and/or Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions or by other means in accordance with applicable securities laws. The Repurchase Program authorization does not obligate the Company to acquire any shares of its common stock and may be amended, suspended or discontinued at any time.
During the three months ended March 31, 2026, the Company repurchased 21,061 shares of common stock under the Repurchase Program in open market transactions at a weighted-average price of $92.96 for an aggregate price of $2.0 million, inclusive of transaction costs. At March 31, 2026, we had approximately $23.0 million available under the March 2026 Repurchase Program.
Settlement Agreements with certain Former Doctor Owners of Under Construction Hospitals. During the three months ended March 31, 2026, the Company entered into agreements with certain former doctor owners to settle existing disputes and in connection with the settlement, retire a portion of the shares issuable to satisfy obligations for under-construction and ramping hospitals. See Note 11 – Stock-based Compensation for discussion of additional issuances of stock for Under Construction Hospitals, an obligation within the Contribution Agreements. During the three months ended March 31, 2026, the Company retired 60,516 shares of common stock at an aggregate value of $9.7 million.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate $ value of shares that may yet be purchased under the plans or programs (in '000s)
1/1/26 - 1/31/26	118,867	$168.62	146,737	$—
2/1/26 - 2/28/26	—	$—	—	$—
3/1/26 - 3/31/26	81,577(1)	$143.22	21,061	$23,042
	200,444		167,798
1.This amount includes 60,516 shares retired pursuant to settlement agreements with former doctor owners in connection with under-construction and ramping hospitals, in private transactions outside of any publicly announced repurchase programs.
Item 3. Defaults upon Senior Securities
Not Applicable
Item 4. Mine Safety Disclosures
Not Applicable

Item 5. Other Information
Trading Arrangements
During the three months ended March 31, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.
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
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 30, 2026.

Nutex Health Inc.

By:	/s/ Thomas T. Vo
Thomas T. Vo
Chief Executive Officer and Chairman of the Board (principal executive officer)

By:	/s/ Jon C. Bates
Jon C. Bates
Chief Financial Officer (principal financial officer and principal accounting officer)