Form 10-Q
period 2026-06-30
Nutex Health Inc.
filed 2026-08-06
CIK 1479681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of August 4, 2026, the registrant had 6,847,973 shares of common stock, $0.001 par value, outstanding. Includes the additional shares issuable to satisfy existing earn out obligations.

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
Such uncertainties and risks include, but are not limited to:
•regulatory and litigation uncertainty under the No Surprises Act;
•lawsuits filed by health insurance providers against our third-party provider in the arbitration process;
•sales of a substantial amount of our Common Stock by our stockholders;
•our obligation to issue a significant amount of additional shares of our Common Stock to former doctor owners of hospitals under construction at the time of our 2022 merger;
•manipulative short seller reports;
•the impact of litigation and disputes;
•inability to successfully execute our growth strategy;
•general and industry specific economic conditions;
•inability to obtain capital;
•the effects of rapid growth upon the Company and the ability of management to effectively respond to the growth and demand for products and services of the Company;
•newly developing technologies;
•the Company’s ability to compete;
•conflicts of interest in related party transactions, including with our CEO and major stockholder; and
•the effects of competition.
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
When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under, but not limited to, the heading “Item 1A. Risk Factors” included in this Quarterly Report, the Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, and in the Annual Report of Nutex Health Inc. on Form 10-K for the year ended December 31, 2025 and other filings of the Company with the United States Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NUTEX HEALTH INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$205,208	$185,574
Restricted cash	1,900	297
Accounts receivable	351,675	319,440
Accounts receivable - related parties	5,025	5,978
Inventories	4,207	2,866
Prepaid expenses and other current assets	17,635	24,656
Total current assets	585,650	538,811
Property and equipment, net (accumulated depreciation of 35,317 and 31,696 as of June 30, 2026 and December 31, 2025, respectively)	95,702	94,581
Operating lease right-of-use assets	26,150	26,955
Financing lease right-of-use assets	219,067	222,367
Intangible assets, net	20,580	21,230
Goodwill, net	13,919	13,919
Other assets	3,561	662
Total assets	$964,629	$918,525

Liabilities and Equity
Current liabilities:
Accounts payable	$4,281	$45,863
Accounts payable - related parties	5,679	3,104
Lines of credit	98	740
Current portion of long-term debt	8,496	13,336
Operating lease liabilities, current portion	2,238	2,152
Financing lease liabilities, current portion	7,271	7,077
Accrued arbitration expenses	49,668	49,743
Accrued income tax expense	4,006	867
Accrued stock-based compensation	4,854	8,256
Accrued expenses and other current liabilities	30,629	26,773
Total current liabilities	117,220	157,911
Long-term debt, net	31,105	29,174
Non-current operating lease liabilities, net	29,223	30,037
Non-current financing lease liabilities, net	268,905	268,877
Deferred tax liabilities	10,864	9,089
Total liabilities	457,317	495,088

Commitments and contingencies (Note 10)

Equity:
Common stock, $0.001 par value; 950,000,000 shares authorized; 6,843,785 and 7,086,670 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	7	7
Additional paid-in capital	567,847	615,627
Accumulated deficit	(173,538)	(286,187)
Nutex Health Inc. equity	394,316	329,447
Noncontrolling interests	112,996	93,990
Total equity	507,312	423,437
Total liabilities and equity	$964,629	$918,525
See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended June 30,		Six Months Ended June 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Revenue:
Hospital division	$201,852	$236,302	$409,422	$440,249
Population health management division	8,900	7,683	17,815	15,525
Total revenue	210,752	243,985	427,237	455,774

Operating costs and expenses:
Payroll	42,751	36,284	84,190	71,144
Contract services	1,082	61,109	61,614	99,764
Medical supplies	5,342	4,812	9,351	8,613
Depreciation and amortization	5,317	5,248	10,809	10,340
Other	14,981	11,608	28,264	22,651
Total operating costs and expenses	69,473	119,061	194,228	212,512

Gross profit	141,279	124,924	233,009	243,262

Corporate and other costs:
Stock-based compensation	2,884	78,747	(1,031)	106,389
General and administrative expenses	16,677	12,498	31,057	22,533
Total corporate and other costs	19,561	91,245	30,026	128,922

Operating income	121,718	33,679	202,983	114,340

Interest expense, net	4,671	5,678	9,353	11,798
Other expense	(38)	4,269	(15)	7,594
Income before taxes	117,085	23,732	193,645	94,948

Income tax expense	20,768	7,588	34,565	27,998

Net income	96,317	16,144	159,080	66,950

Less: net income attributable to noncontrolling interests	30,475	33,841	46,431	63,430

Net income attributable to Nutex Health Inc.	$65,842	$(17,697)	$112,649	$3,520

Earnings per common share:
Basic	$9.58	$(2.95)	$16.26	$0.60
Diluted	$9.38	$(2.95)	$15.87	$0.55
See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity
(In thousands, except share data)	Shares	Amount

Balance at December 31, 2024	5,511,452	$6	$489,409	$(356,976)	$56,094	$188,533
Common stock issued for Employee Stock Purchase Plan	1,161	—	40	—	—	40
Stock-based compensation	422,091	—	23,252	—	—	23,252
Vesting of Restricted Stock Units	15,835	—	—	—	—	—
Distributions	—	—	—	—	(7,364)	(7,364)
Net income	—	—	—	21,217	29,589	50,806
Balance at March 31, 2025	5,950,539	$6	$512,701	$(335,759)	$78,319	$255,267
Common stock issued for Employee Stock Purchase Plan	866	—	65	—	—	65
Asset acquisition noncontrolling interest	—	—	—	—	789	789
Debt conversion to common stock	17,874	—	477	—	—	477
Stock-based compensation	602,798	1	75,304	—	—	75,305
Vesting of Restricted Stock Units	23,032	—	—	—	—	—
Contributions	—	—	152	—	90	242
Distributions	—	—	—	—	(11,412)	(11,412)
Net income	—	—	—	(17,697)	33,841	16,144
Balance at June 30, 2025	6,595,109	$7	$588,699	$(353,456)	$101,627	$336,877

Balance at December 31, 2025	7,086,670	$7	$615,627	$(286,187)	$93,990	$423,437
Common stock issued for Employee Stock Purchase Plan	547	—	97	—	—	97
Vesting of Restricted Stock Units	52,096	—	—	—	—	—
Stock-based compensation	12,753	—	1,604	—	—	1,604
Stock repurchases and retirements	(200,444)	—	(31,730)	—	—	(31,730)
Contributions	—	—	68	—	1,171	1,239
Distributions	—	—	—	—	(15,357)	(15,357)
Net income	—	—	—	46,807	15,956	62,763
Balance at March 31, 2026	6,951,622	$7	$585,666	$(239,380)	$95,760	$442,053
Warrant exercises	2,500	—	75	—	—	75
Common stock issued for Employee Stock Purchase Plan	1,962	—	197	—	—	197
Stock-based compensation	—	—	724	—	—	724
Stock repurchases and retirements	(112,299)	—	(18,957)	—	—	(18,957)
Contributions	—	—	142	—	24	166
Distributions	—	—	—	—	(13,263)	(13,263)
Net income	—	—	—	65,842	30,475	96,317
Balance at June 30, 2026	6,843,785	$7	$567,847	$(173,538)	$112,996	$507,312
See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Six Months Ended June 30,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$159,080	$66,950
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	10,809	10,340
Stock-based compensation expense	(1,031)	106,389
Changes to deferred taxes	1,775	(4,865)
Debt accretion expense	44	504
Non-cash effect of change in estimate	(52,319)	—
Changes in operating assets and liabilities:
(Increase)/Decrease in Accounts receivable	(32,235)	(116,768)
(Increase)/Decrease in Accounts receivable - related party	953	(2,135)
(Increase)/Decrease in Inventories	(1,341)	575
(Increase)/Decrease in Prepaid expenses and other current assets	4,122	(8,640)
(Increase)/Decrease in Operating right-of-use assets	805	121
Increase/(Decrease) in Accounts payable	(4,067)	19,334
Increase/(Decrease) in Accounts payable - related party	2,575	1,169
Increase/(Decrease) in Operating lease liabilities	(728)	194
Increase/(Decrease) in Accrued arbitration expenses	14,729	21,043
Increase/(Decrease) in Accrued income tax expense	3,139	(18,169)
Increase/(Decrease) in Accrued expenses and other current liabilities	3,408	2,180
Net cash provided by operating activities	109,718	78,222

Cash flows from investing activities:
Acquisitions of property and equipment	(3,741)	(815)
Proceeds from restricted short-term investment	—	2,941
Cash related to asset acquisition	—	(1,994)
Net cash provided by (used in) investing activities	(3,741)	132

	Six Months Ended June 30,
(In thousands)	2026	2025

Cash flows from financing activities:
Proceeds from lines of credit	—	4,606
Proceeds from notes payable	—	258
Repayments of lines of credit	(642)	(301)
Repayments of notes payable	(2,953)	(5,697)
Repayments of finance leases	(3,317)	(2,593)
Proceeds from exercise of warrants	75	—
Cash related to stock repurchases and retirements	(50,688)	—
Members' contributions	1,405	242
Members' distributions	(28,620)	(18,776)
Net cash used in financing activities	(84,740)	(22,261)
Net change in cash, cash equivalents, and restricted cash	21,237	56,093

Cash and cash equivalents - beginning of the period	185,574	40,640
Restricted cash - beginning of period	297	—
Cash and cash equivalents and restricted cash - beginning of period	185,871	40,640

Cash and cash equivalents - end of period	205,208	96,733
Restricted cash - end of period	1,900	—
Cash and cash equivalents and restricted cash - end of period	$207,108	$96,733
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
The Company employs approximately 1,037 full-time employees, contracts over 280 doctors at our facilities and partners with over 3,600 physicians within our networks as of June 30, 2026. The Company's corporate headquarters is based in Houston, Texas and we were incorporated on April 13, 2000 in the state of Delaware.
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
Note 2 - Summary of Significant Accounting Policies
Basis of presentation. These unaudited condensed consolidated financial statements present the Company’s consolidated financial condition and results of operations including those of majority-owned subsidiaries and variable interest entities (“VIEs”) for which the Company is the primary beneficiary.
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
Use of estimates. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant items subject to such estimates and assumptions include (i) estimates of net revenue and accounts receivable, (ii) fair value of acquired assets and liabilities in business combinations, (iii) impairment of long-lived assets and goodwill, (iv) estimate of valuation allowance against deferred taxes and (v) fair value of non-employee stock-based compensation. Management's estimates also include the effects of the June 30, 2026 amendment to the Payment Dispute Resolution Services Agreement, as defined in Note 3 — Revenue, with HaloMD and the related federal independent dispute resolution ("IDR") fee changes, which were accounted for as a prospective change in estimate affecting contract services expense, accrued arbitration expenses and accounts payable. Actual results could differ from those estimates.
Cash and cash equivalents and restricted cash. The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company has cash amounts, that were at times material, held in covered banking institutions in excess of the insured amounts, but does not deem the risk of loss to be likely. Restricted cash consists of cash and cash-equivalent balances that are subject to contractual restrictions, are not available for general corporate purposes, and are expected to be utilized within one year. As of June 30, 2026 and December 31, 2025, restricted cash primarily included cash required to be maintained in a segregated account in connection with a loan agreement and cash restricted for a standby letter of credit. Restricted cash had a balance of $1.9 million and $0.3 million as of June 30, 2026 and December 31, 2025, respectively.
The following table provides a reconciliation of cash and cash equivalents and restricted cash balances to the total amounts shown within the unaudited condensed consolidated statements of cash flows for the end of the periods (in thousands):

	June 30, 2026	June 30, 2025
Cash and cash equivalents	$205,208	$96,733
Restricted cash	1,900	—
Cash, cash equivalents and restricted cash	$207,108	$96,733
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
In November 2025, the FASB issued ASU 2025-08 – Financial Instruments - Credit Losses (Topic 326) - Purchased Loans, which expand the population of acquired financial assets subject to the gross-up approach in Topic 326. The amendments require loans (excluding credit cards) acquired without credit deterioration and deemed "seasoned” are purchased seasoned loans and accounted for using the gross-up approach at acquisition. ASU 2025-08 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual periods. The Company is currently evaluating the impact of this update.
Note 3 – Revenue
The Company disaggregates revenue from contracts with customers into types of services or products, consistent with the Company's reportable segments, as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Hospital division revenue	$201,852	$236,302	$409,422	$440,249
Population health management division revenue	8,900	7,683	17,815	15,525
Total revenue	$210,752	$243,985	$427,237	$455,774
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

The following tables present the allocation of the estimated transaction price with the patient among the primary patient classification of insurance coverage:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Insurance	96%	97%	97%	96%
Self-pay	2%	1%	1%	2%
Workers' compensation	1%	1%	1%	1%
Medicare/Medicaid	1%	1%	1%	1%
Total	100%	100%	100%	100%
The No Surprises Act (“NSA”) is a federal law that took effect January 1, 2022, to protect consumers from most instances of “surprise” balance billing. With respect to the Company, the NSA limits the amount an insured patient will pay for emergency services furnished by an out-of-network provider. The NSA addresses the payment of these out-of-network providers by group health plans or health insurance issuers (collectively, “insurers”). In particular, the NSA requires insurers to reimburse out-of-network providers at a statutorily calculated “out-of-network rate.” In states without an all-payor model agreement or specified state law, the out-of-network rate is either the amount agreed to by the insurer and the out-of-network provider or an amount determined through an IDR process.
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
Effective May 1, 2024, we engaged with a third-party IDR vendor, HaloMD, to further support all our out of network claims and determine which claims would be beneficial to arbitrate (see Management's Arbitration process discussion under Part I. Item 2). The IDR process can take up to three to five months to receive payments. To facilitate the dispute arbitration process, the Company incurred fees payable to the Centers for Medicare and Medicaid Services (“CMS”), the organizations that arbitrate the payment amount between the plan and providers known as independent dispute resolution entities (“IDRE”), and commission and fees to the third-party IDR vendor. IDRE fee payments represent refundable payments if arbitrations are successful. Therefore, these payments are reported as prepaid and other current assets in the unaudited condensed consolidated balance sheets. The unsuccessful portion of the IDRE fee payments is written off to contract services expense in the unaudited condensed consolidated statements of operations. Prepaid expenses related to IDRE fees were $11.5 million and $20.9 million as of June 30, 2026 and December 31, 2025, respectively. Accounts payable to the third-party IDR vendor was $0.0 million and $37.7 million as of June 30, 2026 and December 31, 2025, respectively. Total accrued arbitration expenses were $49.7 million and $49.7 million as of June 30, 2026 and December 31, 2025, respectively.
HaloMD contract amendment, CMS fee reduction and resulting change in estimate. Effective June 30, 2026, the Company amended its Payment Dispute Resolution Services Agreement with HaloMD, L.L.C. (the “Agreement”), dated as of May 1, 2024, which supports the Company’s IDR process for certain out-of-network claims. Among other changes, the amendment transitioned the applicable fee payment structure to a pay-on-collected basis, rather than payment due upon award determination, retroactive to the effective date of the original Agreement, and amended the service fee structure applicable to various federal and state net settlement amounts obtained on or after July 1, 2026. Pursuant to the Agreement, the Company may perform dispute resolution services in-house or through the engagement of another third-party vendor or service provider with respect to certain future facilities. In addition, on June 4, 2026, CMS and other federal agencies reduced the non-refundable administrative fee for the federal IDR process from $115 to $15 per party per dispute, effective June 11, 2026. The Company accounted for these impacts as a change in estimate in accordance with ASC 250 and recognized the effects prospectively in the period of change and future periods. The effect of these changes for the three and six months ended June 30, 2026 is reflected as a reduction to contract services expense of $52.3 million in the unaudited condensed consolidated statements of operations. Additionally, as of June 30, 2026, this amount resulted in a corresponding reduction to accounts payable and a reduction to accrued arbitration expenses in the unaudited condensed consolidated balance sheets. This change increased net income and net income attributable to Nutex Health Inc. by $43.0 million and $25.0 million for both the three and six months ended June 30, 2026. Net income attributable to noncontrolling interest increased by $18.0 million for both the three and six months ended June 30, 2026. From a per-basic and per-diluted share basis, the increases were $3.64 and $3.56 for the three months ended June 30, 2026, and $3.61 and $3.52 for the six months ended June 30, 2026.

Note 4 - Acquisitions
There were no business combinations, asset acquisitions or asset divestitures during the three or six months ended June 30, 2026, and there were no material changes to the terms or accounting for any of these completed in prior years. For a description of the Company's business combinations, asset acquisitions or asset divestitures, including the nature of the acquired interests and the related accounting policies, refer to the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.
Note 5 - Property and Equipment, net
The principal categories of property and equipment, net are summarized as follows (in thousands):

	Useful Life (years)	June 30,	December 31,
		2026	2025
Buildings and improvements	39	$29,956	$29,757
Land	—	12,624	12,623
Leasehold improvements	10-39	32,075	30,333
Construction in progress	—	2,297	2,149
Medical equipment	10	38,211	35,564
Office furniture and equipment	7	4,920	5,322
Computer hardware and software	5	8,649	8,314
Vehicles	5	94	94
Signage	10	2,193	2,121
Total cost		131,019	126,277
Less: accumulated depreciation		(35,317)	(31,696)
Total property and equipment, net		$95,702	$94,581
We consolidate two Real Estate VIEs. Refer to Note 18 – Variable Interest Entities.
Depreciation and amortization of property and equipment for the three months ended June 30, 2026 and 2025 totaled $1.7 million and $1.7 million, respectively, and for the six months ended June 30, 2026 and 2025 totaled $3.6 million and $3.4 million, respectively.

Note 6 – Intangible Assets and Goodwill
Intangible Assets. The following tables provide detail of the Company’s intangible assets (in thousands):

As of June 30, 2026	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Member relationships	15	$18,491	$(5,097)	$13,394
Trademarks	7	474	(288)	186
Total amortizing intangible assets		$18,965	$(5,385)	$13,580
Indefinite-lived intangible asset - Certificate of Need		7,000	—	7,000
Total intangible assets		$25,965	$(5,385)	$20,580

As of December 31, 2025
Amortizing intangible assets:
Member relationships	15	$18,491	$(4,481)	$14,010
Trademarks	7	474	(254)	220
Total amortizing intangible assets		$18,965	(4,735)	$14,230
Indefinite-lived intangible asset - Certificate of Need		7,000	—	7,000
Total intangible assets		$25,965	$(4,735)	$21,230
Amortization of intangible assets for the three months ended June 30, 2026 and 2025 totaled $0.3 million and $0.4 million, respectively, and for the six months ended June 30, 2026 and 2025 totaled $0.7 million and $0.7 million. As of June 30, 2026, expected amortization of intangible assets for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Year ended December 31,	Amount

2026	$650
2027	1,300
2028	1,300
2029	1,300
2030	1,300
Thereafter	7,730
Total amortizing intangible assets	$13,580
There have been no significant changes to goodwill from what was disclosed in Note 6 to the financial statements presented in the 2025 Form 10-K.

Note 7 – Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2026	2025

Accrued wages and benefits	$18,184	$14,439
Accrued supplier expenses	5,186	3,663
Accrued medical claims	4,222	5,066
Accrued taxes other than income tax	2,731	1,890
Accrued other	306	1,715
Total accrued expenses and other current liabilities	$30,629	$26,773
Note 8 – Debt
The Company’s outstanding debt is shown in the following table (dollars in thousands):

	Maturity Dates	Interest Rates	June 30,	December 31,
			2026	2025

Term loans secured by all assets	12/2026 - 4/2031	4.00 - 9.00%	$18,264	$19,578
Term loans secured by property and equipment	09/2026 - 01/2030	3.41 - 7.82%	4,816	5,813
Line of credit secured by all assets	09/2026	6.75%	98	740
Term loans of Real Estate VIEs	05/2028 - 03/2037	3.50 - 3.59%	9,921	10,563
Seller note	09/2035	8.00%	5,800	5,800
Deferred payment	09/2035	10.00%	1,000	1,000
Total			39,899	43,494
Less: unamortized issuance costs and discount			200	244
Less: short-term lines of credit			98	740
Less: current portion of long-term debt			8,496	13,336
Total long-term debt			$31,105	$29,174
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
Certain outstanding debt arrangements require minimum debt service coverage ratios and other financial covenants. At June 30, 2026, we were in compliance with these debt arrangements; we had remaining availability of $3.4 million under outstanding lines of credit. On June 30, 2026, we were issued an irrevocable standby letter of credit in the amount of $1.7 million to support certain lease obligations. As of June 30, 2026, no amounts had been drawn under the line of credit, and no liability has been recorded for the undrawn amount. Under the terms of the contractual agreement, the Company reclassified $1.7 million from cash and cash equivalents to restricted cash because the funds are held by the bank and required to be maintained under the related arrangement.
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

Note 9 – Leases
As Lessee
We have entered into hospital property, office and equipment rental agreements with various lessors including related parties. The following tables disclose information about our leases of property and equipment (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Operating lease cost	$1,094	$1,098	$2,191	$2,191

Finance lease cost:
Amortization of right-of-use assets	$3,465	$3,367	$6,877	$6,660
Interest on lease liabilities	5,280	5,440	10,553	10,445
Total finance lease cost	$8,745	$8,807	$17,430	$17,105
As Lessor
We lease space to tenants under operating leases in an office building purchased in December 2025. The leases provide for the payment of fixed base rents payable monthly. For the three and six months ended June 30, 2026, lease income was $0.4 million and $0.7 million, respectively, and was included in Hospital division revenue in the unaudited condensed consolidated statements of operations.
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
Note 11 – Stock-based Compensation
Total stock-based compensation for the three months ended June 30, 2026 and 2025 was $2.9 million and $78.7 million, respectively, and for the six months ended June 30, 2026 and 2025 was a gain of $1.0 million and expense of $106.4 million. Stock-based compensation expense includes amounts recognized primarily for non-employee arrangements for the obligations for under-construction and ramping hospitals, as well as amounts granted to employees and board members for services rendered. The gain for the six months ended June 30, 2026 is due to the decrease of accrued stock-based compensation related to the obligations for under-construction and ramping hospitals. There have been no significant changes to options from those disclosed in Note 12 to the 2025 Form 10-K.
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
Pursuant to the Merger Agreement, and based on a valuation of $420.00 per share of Clinigence common stock, each member interest in Nutex Holdco issued and outstanding immediately prior to the effective time of the Merger was converted into the right to receive 0.23809523833 shares of Clinigence common stock.
With respect to the Under Construction Hospitals, the aggregate number of shares of Clinigence common stock issued in the Merger to such former doctor owners was equal to the aggregate capital contribution amounts received from the contributing former doctor owners of the Under Construction Hospitals divided by $420.00. In addition, Nutex Health assumed all the debt of such Under Construction Hospitals outstanding at the closing of the Merger.
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
At the closing of the Merger, four hospitals were identified as Ramping Hospitals and 17 hospitals were identified as Under Construction Hospitals. Related to the four Ramping Hospitals, no additional issuances of common stock were issued due to operating results for three Ramping Hospitals and the closure of one Ramping Hospital in February 2023. Of the 17 Under Construction Hospitals,
•Eight hospitals with Measurement Periods ended on or before June 30, 2026.
•Four hospitals with no Measurement Period as these hospitals' development plans have been abandoned.
•Two hospitals with Measurement Periods that end after June 30, 2026.
•Three hospitals with no defined Measurement Periods as these hospitals have not opened as of June 30, 2026.
In the tables below, we show the number of shares issuable, the number of shares issued to date, and compensation expense recognized with respect to hospital with Measurement Periods that ended prior to the end of June 30, 2026.
Measurement Periods ending on or prior to June 30, 2026 (dollars in thousands):

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
In the table below, we show the estimated number of shares issuable to two hospitals with Measurement Periods that end after June 30, 2026 and are operating, but showing a pro forma calculation as if the respective Measurement Periods had ended on June 30, 2026. Since we cannot predict the future operating results of a particular hospital or the Nutex Health trading price at the end of such particular Measurement Period, the actual number of shares issuable to the former doctor owners of such Hospital cannot be determined.
Measurement Periods ending after June 30, 2026 (dollars in thousands):

Number of Hospitals	End of Measurement Period	Estimated Number of Shares Issuable	Estimated Compensation Expense	Inception-to-date Compensation Expense	Year-to-date 2026 Compensation Expense
1	November 30, 2026	—	—	—	$(2,181)
1	December 31, 2026	41,800	5,433	4,854	2,309
2		41,800	$5,433	$4,854	$128
The Company measures these obligations as liability-classified stock-based compensation at fair value (level 3) on each reporting date until settlement, with changes in fair value recognized in the consolidated statement of operations. The fair value of these awards is determined using Monte Carlo simulation, which incorporates inputs such as expected term, volatility, risk-free interest rate, dividend yield and the probability of achieving performance conditions. At June 30, 2026, the aggregate liability recorded for these obligations was $4.9 million as compared to $8.3 million at December 31, 2025. The change in fair value recognized in the consolidated statements of operations for three months ended June 30, 2026 and 2025 was $2.1 million and $78.7 million, respectively, and for the six months ended June 30, 2026 and 2025 totaled $(2.2) million and $106.4 million.
Restricted Stock Units. The following is an inception-to-date summary of the restricted stock units (RSUs) granted to certain employees and board members participating in the Company's long-term incentive program (shares and dollars in thousands):

Grant Date	RSUs Granted	Grant Date Fair Value	RSUs Vested	RSUs Forfeited	RSUs Unvested	Future Vesting Dates
June 16, 2024	118	$640.11	72	13	33	March 2027
March 10, 2025	61	2,484.02	18	7	36	March 2027 and 2028
July 14, 2025	3	280.00	—	—	3	July 2026
March 2, 2026	34	3,982.29	—	—	34	March 2027, 2028, 2029
April 23, 2026	3	360.00	—	—	3	April 2027
Total	219	$7,746.41	90	20	109

The following table summarizes activity in restricted stock units:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, December 31, 2024	117	$37.23
Granted	61	41.15
Forfeitures	(7)	5.40
Vested	(37)	72.76
Non-vested awards, June 30, 2025	134	$36.20

Non-vested awards, December 31, 2025	127	$43.69
Granted	37	116.91
Forfeitures	(3)	34.16
Vested	(52)	33.90
Non-vested awards, June 30, 2026	109	$96.02
As of June 30, 2026 and 2025, we estimate $5.2 million and $2.7 million, respectively, of unrecognized compensation cost related to restricted stock units issued to our employees to be recognized over the weighted-average vesting period of 1.6 years and 1.7 years, respectively.
Employee Stock Purchase Plan. In May 2023, the Board adopted the 2023 Employee Stock Purchase Plan (“2023 ESPP”), which was subsequently approved by the Company’s stockholders and became effective in June 2023. The 2023 ESPP authorizes the initial issuance of up to 33,333 shares of the Company’s common stock to eligible employees, who are entitled to purchase shares of common stock equal to 85% of the closing price on the purchase date with accumulated payroll deductions. During the three months ended June 30, 2026 and 2025, the Company issued 1,962 shares and 866 shares, respectively, and for the six months ended June 30, 2026 and 2025 issued 2,509 shares and 2,027 shares, respectively.
Note 12 – Equity
Share Repurchases and Retirements.
Activity related to the repurchase and retirement of shares is as follows:

Repurchase and retirement description	Three Months Ended June 30, 2026	Six Months Ended June 30, 2026
Shares repurchased under the August 2025 Repurchase Program	—	118,867
Shares repurchased under the March 2026 Repurchase Program	25,463	46,524
Shares retired under the Settlement Agreements with former doctor owners of under construction hospitals	86,836	147,352
Total shares repurchased and retired	112,299	312,743
August 2025 Repurchase Program. On August 14, 2025, the Board authorized a stock repurchase program (the "August 2025 Repurchase Program") of up to $25.0 million of the Company’s common stock over the subsequent six months. No repurchases for this program occurred during the three months ended June 30, 2026. During the six months ended June 30, 2026, the Company repurchased 118,867 shares of common stock under the Repurchase Program in open market transactions at a weighted-average price of $168.65, for an aggregate price of $20.0 million, inclusive of transaction costs. The repurchases completed the August 2025 Repurchase Program.
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
During the three and six months ended June 30, 2026, the Company repurchased 25,463 and 46,524, respectively, shares of common stock, respectively, under the Repurchase Program in open market transactions at a weighted-average price of $125.70 and $110.88, respectively, for an aggregate price of $3.2 million and $5.2 million, respectively, inclusive of transaction costs. At June 30, 2026, we had approximately $19.8 million available under the March 2026 Repurchase Program.
Settlement Agreements with certain Former Doctor Owners of Under Construction Hospitals. During the three and six months ended June 30, 2026, the Company entered into agreements with certain former doctor owners to settle existing disputes and, in connection with the settlements, retire a portion of the shares issuable to satisfy obligations for under-construction and ramping hospitals. See Note 11 – Stock-based Compensation for discussion of additional issuances of stock for Under Construction Hospitals, an obligation within the Contribution Agreements. During the three and six months ended June 30, 2026, the Company retired 86,836 and 147,352 shares of common stock, respectively, at an aggregate value of $15.6 million and $25.3 million, respectively.
Common Stock Warrants. Warrant activity is as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Warrants outstanding at December 31, 2024	207,338	$113.78	3.68
Warrants issued	—	—
Warrants exercised	—	—
Warrants expired	(3,701)	1,000.50
Warrants outstanding at June 30, 2025	203,637	$97.68	3.51

Warrants outstanding at December 31, 2025	144,620	$110.54	2.90
Warrants issued	—	—
Warrants exercised	(2,500)	30.00
Warrants expired	(1,922)	600.00
Warrants outstanding at June 30, 2026	140,198	$105.26	2.43
Warrants outstanding as of June 30, 2026 consisted of:

Expiration Date	Number Outstanding	Number Exercisable	Exercise Price
July 31, 2026	16,888	16,888	232.50
May 31, 2027	30,674	30,674	262.50
September 30, 2029	16,501	16,501	30.00
October 31, 2029	57,250	57,250	30.00
November 30, 2029	5,167	5,167	30.00
December 31, 2029	13,718	13,718	30.00
Total	140,198	140,198
Note 13 – Income Taxes
Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items is recognized in the period these occur.

Our effective tax rate was 17.7% and 32.0% for the three months ended June 30, 2026 and 2025, respectively, and for the six months ended June 30, 2026 and 2025 was 17.9% and 29.5%. The primary difference from the federal statutory rate of 21% is related to state taxes, income of noncontrolling interests in flow-through entities and permanent differences for non-deductible expenses.
Note 14 – Earnings (Loss) per Share
The following is the computation of earnings per basic and diluted share (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Basic and diluted earnings (loss) per share:
Numerator:
Net income (loss) attributable to common stockholders	$65,842	$(17,697)	$112,649	$3,520
Denominator:
Weighted average shares used to compute basic EPS	6,870,865	5,994,933	6,930,018	5,831,910
Basic earnings (loss) per share:	$9.58	$(2.95)	$16.26	$0.60

Diluted earnings (loss) per share:
Numerator:
Dilutive net income (loss) attributable to common stockholders	$65,842	(17,697)	$112,649	3,520
Denominator:
Weighted average shares used to compute basic EPS	6,870,865	5,994,933	6,930,018	5,831,910
Dilutive effect of common stock warrants	72,527	—	72,195	82,777
Dilutive effect of unvested restricted stock units	67,000	—	79,857	107,662
Dilutive effect of contingently issuable shares	10,856	—	17,804	324,860
Weighted average shares used to compute diluted EPS	7,021,248	5,994,933	7,099,874	6,347,209
Diluted earnings (loss) per share:	$9.38	$(2.95)	$15.87	$0.55
Note 15 - Supplemental Cash Flows Information
The below supplemental cash flows information is presented in thousands:

	Six Months Ended June 30,
	2026	2025
Cash paid for interest on long-term debt	$1,131	$1,209
Cash paid for interest on finance leases	10,553	10,445
Cash paid for operating leases	2,153	1,875
Cash paid for income taxes	29,450	50,845
Non-cash investing and financing activities:
Financed capital expenditures	—	114
Acquisition of financing leases	3,576	15,498
Debt converted to common stock	—	477
Common stock issued for Employee Stock Purchase Plan	294	105
Net reversal of financing lease due to acquisition of lessor	—	(15,008)
Adjustments to reconcile net income to net cash from operating activities for the six months ended June 30, 2026 include the non-cash effect of change in estimate of $52.3 million related to the HaloMD contract amendment and CMS fee reduction. See Note 3 — Revenue.

Note 16 – Segment Information
We report the results of our operations as three segments in our unaudited condensed consolidated financial statements: (i) the hospital division, (ii) the population health management division and (iii) the real estate division. Reportable segment information, including intercompany transactions, is presented below (in thousands):

	June 30,	December 31,
	2026	2025
Assets:
Hospital division	$893,207	$851,344
Population health management division	31,387	29,505
Real estate division	40,035	37,676
Total Assets	$964,629	$918,525

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue from external customers:
Hospital division	$201,852	$236,302	$409,422	$440,249
Population health management division	8,900	7,683	17,815	15,525
Total revenue	$210,752	$243,985	$427,237	$455,774

Revenue from inter-segment activities:
Real estate division	$1,177	$824	$2,354	$1,443

Segment expenses:
Hospital division
Payroll	$42,307	$35,904	$83,136	$70,483
Contract services	(5,214)	54,028	47,690	85,788
Medical supplies	5,342	4,812	9,351	8,613
Other hospital division expenses	12,685	11,191	28,047	22,460
Hospital division expenses	55,120	105,935	168,224	187,344
Population health management division expenses	9,036	7,880	15,195	14,830
Total segment expenses	$64,156	$113,815	$183,419	$202,174

Depreciation and amortization:
Hospital division	$4,899	$4,800	$9,778	$9,443
Population health management division	341	339	681	679
Real estate division	77	109	350	218
Total depreciation and amortization	$5,317	$5,248	$10,809	$10,340

Segment gross profit (loss):
Hospital division	$141,833	$125,569	$231,420	$243,464
Population health management division	(477)	(536)	1,939	16
Real estate division	(77)	(109)	(350)	(218)
Total segment gross profit	$141,279	$124,924	$233,009	$243,262

Consolidated operating income:
Total segment gross profit	$141,279	$124,924	$233,009	$243,262
Corporate and other costs	(19,561)	(91,245)	(30,026)	(128,922)
Consolidated operating income	$121,718	$33,679	$202,983	$114,340

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Segment income:
Hospital division
Hospital division gross profit	$141,833	$125,569	$231,420	$243,464
Interest expense, net	6,768	5,848	13,346	11,423
Other expense	(26)	4,300	(4)	7,654
Hospital division income before income taxes	$135,091	$115,421	$218,078	$224,387
Population health management division income before income taxes	(470)	(535)	1,952	19
Real estate division loss before income taxes	(77)	(109)	(350)	(218)
Non-segment loss before income taxes	(17,459)	(91,045)	(26,035)	(129,240)
Income before income taxes	$117,085	$23,732	$193,645	$94,948

Capital expenditures:
Hospital division	$1,743	$776	$3,952	$897
Total capital expenditures	$1,743	$776	$3,952	$897
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
Summary quantitative information related to related party balances and transactions is presented below (in millions):
Balances with related parties in the condensed consolidated balance sheets:

		June 30,	December 31,
Balance sheet caption	Related party description	2026	2025
Accounts receivable - related party	Amounts due from noncontrolling interest owners of consolidated ER entities	$5.0	$6.0
Accounts payable - related party	Reimbursement of expenses incurred on behalf of the Company	$2.6	$1.1
Accounts payable - related party	Outstanding obligations of contributions for facilities under construction	$3.1	$2.0
Transactions with related parties in the condensed consolidated statements of operations and cash flows:

		Three Months Ended June 30,		Six Months Ended June 30,
Type of transaction	Related party description	2026	2025	2026	2025
Lease payments - related party facilities (cash basis)	Cash payments under facility leases with real estate entities owned by related parties, including the CEO, and the corporate headquarters lease	$5.8	$6.3	$11.6	$12.4
Distributable cash paid to CEO	CEO’s pro‑rata share (approximately 38%) of aggregate distributable cash flow from two specified locations, after debt and tax obligations	$—	$1.7	$—	$2.9
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
•Real estate entities: Most hospital division facilities are leased from real estate entities owned by related parties. These leases are typically triple‑net, with the hospital division responsible for operating costs, repairs, and taxes. The Company consolidates certain real estate entities as variable interest entities when they do not have sufficient equity at risk and the Company’s hospital entities are guarantors or co‑borrowers under their mortgage loans. Real Estate VIEs with third‑party mortgage loans collateralized by land and buildings remain consolidated as of June 30, 2026; the Company has no direct ownership interest in two of these entities, which are owned and, in some cases, controlled by related parties including the CEO.
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

Note 18 – Variable Interest Entities
The following tables provide the balance sheet amounts for consolidated VIEs (in thousands):

	June 30, 2026
	Real Estate VIEs	Physician LLCs	Facility Entity	IPAs

Current assets	$1,273	$79,597	$1,457	$13,442
Property and equipment, net	19,090	—	1,264	90
Other long-term assets	385	—	19,709	—

Total assets	$20,748	$79,597	$22,430	$13,532

Current liabilities	870	6,627	383	13,532
Long-term liabilities	17,713	—	25,604	—

Total liabilities	18,583	6,627	25,987	13,532

Equity	2,165	72,970	(3,557)	—

Total liabilities and equity	$20,748	$79,597	$22,430	$13,532

	December 31, 2025
	Real Estate VIEs	Physician LLCs	Facility Entity	IPAs

Current assets	$161	$68,649	$526	$11,514
Property and equipment, net	18,819	4	1,195	99
Other long-term assets	375	—	20,098	—

Total assets	$19,355	$68,653	$21,819	$11,613

Current liabilities	201	13,143	1,229	11,613
Long-term liabilities	18,442	—	20,094	—

Total liabilities	18,643	13,143	21,323	11,613

Equity	712	55,510	496	—

Total liabilities and equity	$19,355	$68,653	$21,819	$11,613
Note 19 - Subsequent Events
The Company has evaluated subsequent events through the filing of this report and determined that there have been no events that have occurred that would require disclosure in the unaudited condensed consolidated financial statements.
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
As of June 30, 2026, we employed approximately 1,037 full-time employees, contracted with over 280 doctors at our facilities and partnered with over 3,600 physicians within our networks. Our corporate headquarters is based in Houston, Texas. We were incorporated on April 13, 2000 in the state of Delaware.
Our financial statements present the Company’s unaudited condensed consolidated financial condition and results of operations including those of majority-owned subsidiaries and variable interest entities (“VIEs”) for which we are the primary beneficiary.
The hospital division includes our hospital entities. In addition, we have financial and operating relationships with multiple professional entities (the “Physician LLCs”) and real estate entities part of the real estate division. The Physician LLCs employ the doctors who work in our hospitals. These entities are consolidated by the Company as VIEs because they do not have significant equity at risk to finance their activities independently. The Company is considered the primary beneficiary of these entities because (i) it has the power to direct the activities that most significantly affect their economic performance through its contractual and operational oversight, and (ii) it has the obligation to absorb losses and the right to receive benefits that could be significant, as evidenced by the Company’s historical practice of providing financial support during periods of cash shortfall and receiving the benefit of services. While the Company does not hold any direct equity or indirect ownership interest in the Physician LLCs, it is deemed to have an indirect economic interest through its contractual relationships with intermediary entities. Certain of the Physician LLCs are owned in part and, in some cases, controlled by related parties, including members of the Company’s executive management team.
The real estate division comprises of real estate entities along with activity related to the development and construction of hospital facilities. The real estate entities own the land and hospital buildings which are leased to our hospital entities. The real estate entities also include the Company's headquarters. These entities have mortgage loans payable to third parties which are collateralized by the land and buildings. We consolidate certain real estate entities as VIEs (the "Real Estate VIEs") in instances where our hospital entities are guarantors or co-borrowers under their outstanding mortgage loans. As of June 30, 2026, we continue to consolidate two Real Estate VIEs in our financial statements. The Real Estate VIEs are in part and, in some cases, controlled by related parties, including members of the Company’s executive management team.
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

The following tables present the allocation of the transaction price with the patient between the primary patient classification of insurance coverage:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Insurance	96%	97%	97%	96%
Self-pay	2%	1%	1%	2%
Workers' compensation	1%	1%	1%	1%
Medicare/Medicaid	1%	1%	1%	1%
Total	100%	100%	100%	100%
Arbitration process
Federal Rules Applicable to Out-of-Network Billing
Congress enacted the No Surprises Act effective January 1, 2022, to protect patients from surprise medical bills incurred when they receive emergency medical services from out-of-network healthcare providers, as well as non-emergency services at in-network facilities, and air ambulance services. The NSA achieves this by relieving patients from financial liability for surprise bills and creating an independent dispute resolution process for billing disputes between providers and insurers. The patient is not involved in this process, and payment is issued directly to the provider. The IDR process safeguards providers by promoting fair reimbursement from payors, helping ensure their continued ability to deliver care.
•Independent Dispute Resolution. Under the IDR provisions, Nutex Health and the insurer first must try to agree on a price for the services. If negotiations fail, either party has four days to initiate IDR proceedings. If the parties pursue IDR, either the parties or the Department of Health and Human Services selects a certified independent dispute resolution entity or CIDRE to determine the final payment amount.
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
•In deciding which offer to award, the CIDRE must consider several factors outlined in the law, only one of which is the qualifying payment amount (“QPA”), which is calculated by the insurer, subject to the statutory definition as the “median of the contracted rates recognized by the plan or issuer . . . for the same or a similar item or service” offered in the same insurance market and geographic area. The QPA calculation is made in accordance with the 2021 methodology, which is subject to pending court challenges. See Legal challenges to HHS Final Rule below. Among the other factors to be considered by the CIDRE are the complexity or acuity of the case, the doctor’s expertise, and the scope of services provided at the facility.
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
•The NSA empowers HHS to assess penalties against insurers for failure to comply with the NSA, including timely payment of CIDRE awards. However, significant enforcement gaps remain in the current law. For example, during 2025, the United States Courts of Appeals for the Fifth and Eleventh Circuits held that providers do not have a private right of action to enforce IDR awards under the NSA and that enforcement authority rests exclusively with HHS. Some courts in other circuits have disagreed. In January 2026, the United States Supreme Court declined review of this issue.

•Highlighting the complexity and uncertainty with the NSA and IDR process and the unsuccessful results by various insurers, there are numerous pending lawsuits brought by insurers against IDR vendors and providers (other than Nutex), challenging the awards made in favor of the IDR vendors (including Nutex's vendor, HaloMD) and providers. The insurers have alleged, among other things, that the defendant vendors and providers engaged in fraudulent schemes with respect to IDR eligibility determinations. During 2026, federal district courts in several jurisdictions have granted the defendants’ motions to dismiss many of these lawsuits, primarily on the grounds that the NSA bars judicial review of IDR determinations except for certain narrow exceptions permitted under the Federal Arbitration Act that were not met. In one of these dismissed cases that had been filed against HaloMD in the Northern District of Georgia, the court further held that the insurer had not adequately alleged a plausible fraud claim, reasoning that it was “highly improbable to infer from these facts that there is a vast conspiracy of providers and IDREs that have conspired to defraud the [insurer] of millions of dollars in thousands of NSA IDR proceedings,” and that it was “highly plausible to infer that the [insurer] engages in a consistent practice of submitting lowball offers to out-of-network providers in an effort to maximize its profits.” However, many other lawsuits remain pending, and the dismissal rulings are subject to appeal.
•Reopening of Disputes Closed Prior to June 6, 2025 Only for CIDRE Clerical, Jurisdictional or Procedural Errors. On June 6, 2025 HHS published a Technical Assistance allowing the reopening of disputes (1) received on or after June 6, 2025, or (2) received prior to June 5, 2025, but not responded to prior to June 6, 2025. Reopening is permitted solely for clerical, jurisdictional or procedural errors by the CIDRE. Errors by the parties or substantive disputes among the parties, in particular, with respect to the qualifying payment amount and related statutorily prescribed factors, will not result in a reopening. In addition, HHS has increased the number of CIDREs from 13 to 16 and updated the federal submission portal with respect to, among other things, service-code modifier fields, duplicate-dispute validation, and resubmission rules.
•Federal IDR Operations Final Rule. On May 28, 2026, CMS and federal agencies published the Federal Independent Dispute Resolution Operations final rule, significantly restructuring the Federal IDR Process. Key changes include:
•the non-refundable administrative fee was reduced from $115 to $15 per party per dispute for disputes initiated on or after June 11, 2026;
•for batched disputes only, the cooling off period was reduced from 90 days to 30 days;
•payors must use standardized Claim Adjustment Reason Codes and Remittance Advice Remark Codes on remittance advice sent to out-of-network providers;
•notices in the open negotiation process must be submitted through the Federal IDR portal with expanded content elements;
•payors must register with a new Federal IDR Registry and provide information on plan type, state law opt-in status, and contact information;
•CIDREs must determine eligibility within five business days of final selection; and
•failure to pay the administrative or certified IDR entity fee by the time offers are due, will result in a default in favor of the other party.
In late 2026, the Federal IDR process will transition from single-use web forms to a new IDR Gateway, a centralized digital platform for managing disputes. The general effective date of the final rule is August 3, 2026, with most procedural changes taking effect 90 days after supporting portal functionality becomes available. While the reduction of the administrative fee in particular is expected to have a positive impact, the Company is unable to predict the overall operational and financial impact of the IDR Operations Final Rule.
•Legal challenges to HHS Final Rule. The final rule has been the subject of multiple legal challenges. Beginning in September 2022, the Texas Medical Association (“TMA”) filed several actions in federal court in Texas, seeking, among other things, to invalidate the IDR related provisions of the final rule.
•Federal Court vacates 2021 HHS interim final rules to ensure fair and accurate rates (TMA III). On November 30, 2022, the TMA filed a lawsuit challenging the methodology of the federal regulator’s calculation of the QPA. The interim final rules allowed consideration of all negotiated rates, including those provided in contracts with providers who do not actually provide the particular service (ghost rates). On August 24, 2023, the federal district court vacated several aspects of the regulations mandating the methodology for the QPA calculation. On October 30, 2024, the United States Court of Appeals for the Fifth Circuit (“Fifth Circuit”) reversed the district court’s vacatur of the QPA calculation methodology. However, on December 17, 2024, the Fifth Circuit ordered that the mandate be withheld and on May 30, 2025 vacated the previous opinion and granted rehearing en banc. Oral argument was held on September 24, 2025, and the parties submitted supplemental briefs on "ghost rates" in January 2026. No final en banc opinion has been issued. The Departments have extended the period of enforcement discretion for QPA calculations pending the en banc decision. We cannot predict how such final opinion will affect the QPA calculation or the opinion’s impact on out-of-network payments awarded in the IDR process.
•Federal Court removes restrictions imposed on arbitrators in 2022 HHS final rules (TMA II).
On August 2, 2024, the Fifth Circuit upheld a ruling by district court disallowing provisions of the final rules established under the NSA which would have required arbitrators (i) to prioritize the insurer established QPA over any of the other factors listed below and (ii) to justify in writing the arbiter’s reliance on any factors beyond the QPA. The Fifth Circuit held that the NSA requires that the arbitrator must consider several factors of equal weight in determining the out-of-network rate. These factors include:
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
IDR Industry Trends. According to arbitration data published by the Center for Medicare and Medicaid Services (CMS) as of May 31, 2026, CIDREs are making significant progress in improving the overall Federal IDR process:
•Between January 1, 2026, and May 31, 2026, disputing parties initiated 1,433,289 disputes through the Federal IDR portal. In May 2026, 287,520 disputes were initiated. Certified IDR entities closed 1,354,911 disputes during January 1 through May 31, 2026, approximately keeping pace with new dispute initiations.
•The top initiating parties (HaloMD, Team Health and SCP Health) accounted for approximately 44% of all disputes initiated in the first six months of 2025, and 38% of all disputes initiated in the last six months of 2025.
•From January 1 through June 30, 2025, providers, facilities or air ambulance providers prevailed in approximately 88% of payment determinations.
•During the first six months of 2025, the prevailing offer was higher than the QPA in approximately 88% of payment determinations made during such period.
•The primary cause of processing delays is the complexity of determining whether disputes are eligible for the Federal IDR process, since the certified IDR entity must confirm dispute eligibility.
•The percentage of disputes found ineligible decreased from 69% in the first six months of 2022 to 20% in the last six months of 2024 and 17% in the first six months of 2025. As of May 31, 2026, of the 5,862,819 total disputes closed since the portal's launch, 1,066,645 (approximately 18%) were found ineligible.

Overall, between April 15, 2022 and May 31, 2026, 6,336,032 disputes were initiated through the Federal IDR portal, with 4,588,154 payment determinations issued. Certified IDR entities have substantially reduced the backlog of outstanding disputes, consistently closing more disputes than are being initiated on a monthly basis.
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
IDR Process and Revenue Recognition Constraints. The Company recognizes revenue at the time of service based on the estimated transaction price it expects to receive from third-party payers. We apply ASC 606 – Revenue from Contracts with Customers in making estimates of its earned revenue and accounts receivable at each reporting date. For out-of-network services subject to the No Surprises Act, our methodology incorporates, among other things, historical arbitration outcomes, payor behavior, and expected resolution timing in determining the expected transaction price for applicable claims. This estimation process is highly subjective. The Company regularly conducts a comparative analysis of its actual results to its previously determined transaction results in order to evaluate whether adjustments are required based on newly available information. When the expected transaction price is adjusted, the cumulative effect of that adjustment is reflected in revenue in the period in which the adjustment is identified, including its impact on accounts receivable balances recognized in prior periods, and can result in significant fluctuations in recognized revenue from period to period.
The federal IDR process experienced a significant systemic expansion in dispute volumes, resulting in severe processing backlogs and prolonged determination timelines that frequently exceed statutory windows. In response to these backlogs, HHS implemented several technical adjustments, including increasing the number of CIDREs from 13 to 16, updating the federal submission portal to adjust service-code modifier fields, and altering duplicate-dispute validation and resubmission rules. Additionally, HHS established administrative guidelines permitting the reopening of certain disputes, solely to correct clerical, jurisdictional, or procedural errors by a CIDRE.
While these administrative and technical updates are intended to improve portal efficiency over time, their immediate implementation has introduced further operational volatility, administrative complexity, and lingering eligibility challenges.
Consequently, in accordance with ASC 606, when estimating the amount we ultimately expect to recover at the time of service, the Company re-evaluates the expected transaction price at each reporting period as additional information becomes available and adjusts the variable consideration incorporated in such transaction price when warranted by newly available facts, dispute developments, or collections experience. Due to the ongoing operational volatility of the IDR framework and the implementation of these portal modifications, there is inherent uncertainty regarding the ultimate timing and impact of these updates on our financial results. Revenue associated with these estimates is recognized as information becomes available during the normal course of the claims adjudication process, which may result in fluctuations in patient revenue between the period services are rendered and the period related adjustments are recorded.
Cost of Arbitration. There is a significant cost to enter the arbitration process. The arbitration process includes expenses associated with third party providers, including IDR entities, which typically collect fees at the beginning of the process, before the claim award amounts are decided by arbitrators. Effective June 30, 2026, the Company amended its Payment Dispute Resolution Services Agreement with HaloMD, L.L.C. to transition the fee payment structure to a pay-on-collected basis rather than payment due upon award determination, and to amend the service fee structure applicable to various federal and state net settlement amounts obtained on or after July 1, 2026. Pursuant to the Agreement, the Company may perform dispute resolution services in-house or through the engagement of another third-party vendor or service provider with respect to certain future facilities. In addition, on June 4, 2026, CMS and other federal agencies reduced the nonrefundable administrative fee for the federal IDR process from $115 to $15 per party per dispute, effective June 11, 2026. The Company accounted for the impact of these changes as a change in estimate in accordance with ASC 250 and recognized the effects prospectively in the period of change and future periods. The effect of these changes for the three and six months ended June 30, 2026 is reflected as a $52.3 million reduction to contract services expense, which affected the Company’s reported arbitration-related costs for those periods. According to the CMS, as of July 27, 2026, the nonrefundable administrative fee was $15 per party per dispute and the certified IDR entity fee ranged from $200 to $840 for single determinations and $268 to $1,173 for batched determinations. The total cost of arbitration for all Nutex hospital and professional services for the three months ended June 30, 2026 and 2025 totaled $(12.5) million and $48.0 million, respectively, and for the six months ended June 30, 2026 and 2025 totaled $33.6 million and $74.3 million, respectively.

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
The AKS includes statutory exceptions and regulatory safe harbors that protect certain arrangements. By way of example, the AKS safe harbor for value-based arrangements and the safe harbor for arrangements between managed care organizations and downstream contractors both require, among other things, that the arrangement does not induce a person or entity to reduce or limit medically necessary items or services furnished to any patient. Failure to meet the requirements of an applicable AKS safe harbor, however, does not render an arrangement illegal. Rather, the government may evaluate such arrangements on a case-by-

case basis, taking into account all facts and circumstances, including the parties’ intent and the arrangement’s potential for abuse, and may be subject to greater scrutiny by enforcement agencies.
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
The Federal False Claims Act ("FCA") prohibits a person from knowingly presenting, or causing to be presented, a false or fraudulent request for payment from the federal government, or from making a false statement or using a false record to have a claim approved. A claim includes “any request or demand” for money or property presented to the United States government. Moreover, the government may assert that a claim including items and services resulting from a violation of the AKS or the Stark Law constitutes a false or fraudulent claim for purposes of the civil FCA. Penalties for a violation of the FCA include fines for each false claim, plus up to three times the amount of damages caused by each false claim. Private individuals also have the ability to bring actions under these false claims’ laws in the name of the government alleging false and fraudulent claims presented to or paid by the government (or other violations of the statutes) and to share in any amounts paid by the entity to the government in fines or settlement. Such suits, known as qui tam actions, are pervasive in the healthcare industry.
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
Industry Trends
The demand for healthcare services continues to be impacted by the following trends:
•Regulatory uncertainty, including potential changes to healthcare laws, reimbursement rates and payment policies;
•A growing focus on healthcare costs by consumers, employers and insurers, who are actively seeking lower-cost care solutions;
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
Recent Developments
First Amendment to Payment Dispute Resolution Services Agreement. Effective June 30, 2026, the Company amended its Payment Dispute Resolution Services Agreement with HaloMD, L.L.C. (the "Agreement"), dated as of May 1, 2024, which supports the Company's IDR process for certain out-of-network claims. Among other changes, the amendment transitioned the applicable fee payment structure to a pay-on-collected basis, rather than payment due upon award determination, retroactive to the effective date of the original Agreement, and amended the service fee structure applicable to various federal and state net settlement amounts obtained on or after July 1, 2026. Pursuant to the Agreement, the Company may perform dispute resolution services in-house or through the engagement of another third-party vendor or service provider with respect to certain future facilities and extended the initial term of the agreement through December 31, 2029.
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
Settlement Agreements with certain Former Doctor Owners of Under Construction Hospitals. During and subsequent to the three months ended June 30, 2026, the Company entered into agreements with certain former doctor owners to settle existing disputes and, in connection with the settlements, to retire a portion of the shares issuable to satisfy obligations for under-construction and ramping hospitals. See Note 11 – Stock-based Compensation for discussion of additional issuances of stock for Under Construction Hospitals, an obligation within the Contribution Agreements. During the three and six months ended June 30, 2026, the Company retired 86,836 and 147,352 shares of common stock, respectively, at an aggregate value of $15.6 million and $25.3 million, respectively.
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
Following are the results of operations for the periods presented (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue:
Hospital division	$201,852	$236,302	$409,422	$440,249
Population health management division	8,900	7,683	17,815	15,525
Total revenue	210,752	243,985	427,237	455,774
Segment gross profit (loss):
Hospital division	141,833	125,569	231,420	243,464
Population health management division	(477)	(536)	1,939	16
Real estate division	(77)	(109)	(350)	(218)
Total segment gross profit	141,279	124,924	233,009	243,262
Corporate and other costs:
Stock-based compensation	2,884	78,747	(1,031)	106,389
General and administrative expenses	16,677	12,498	31,057	22,533
Total corporate and other costs	19,561	91,245	30,026	128,922
Operating income	121,718	33,679	202,983	114,340
Interest expense, net	4,671	5,678	9,353	11,798
Other expense (income)	(38)	4,269	(15)	7,594
Income (loss) before taxes	117,085	23,732	193,645	94,948
Income tax expense (benefit)	20,768	7,588	34,565	27,998
Net income (loss)	96,317	16,144	159,080	66,950
Less: net income attributable to noncontrolling interests	30,475	33,841	46,431	63,430
Net income (loss) attributable to Nutex Health Inc.	$65,842	$(17,697)	$112,649	$3,520

Adjusted EBITDA(1)	$89,985	$71,614	$147,549	$144,435

Patient visits:
Hospital	49,962	45,573	99,704	93,842
(1)See reconciliation of net loss attributable to Nutex Health Inc. to Adjusted EBITDA under Non-GAAP Financial Measures.

Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025
Net income attributable to Nutex Health Inc. was $65.8 million, or income of $9.38 per diluted share, for the three months ended June 30, 2026 compared to net loss attributable to Nutex Health Inc. of $17.7 million, or loss of $2.95 per share, for the same period 2025. Our 2026 results were principally affected by:
•Higher patient visits, which increased by 9.6% during the three months ended June 30, 2026 as compared with the same period of 2025. Visits at same hospitals, which are hospitals that were opened by December 31, 2024, increased an average of 6.3% versus prior year.
•Lower hospital division revenue of $201.9 million for the three months ended June 30, 2026, a decrease of $34.5 million compared to the same period last year.
•Lower stock-based compensation to under construction and ramping hospitals of $2.9 million for the three months ended June 30, 2026, a decrease of $75.9 million compared to the same period last year.
•Higher income tax expense of $20.8 million for the three months ended June 30, 2026 compared to $7.6 million for the three months ended June 30, 2025, an increase of $13.2 million.
Adjusted EBITDA for the three months ended June 30, 2026 increased to $90.0 million from $71.6 million for the comparable period 2025. Refer to Non-GAAP Financial Measures discussed below for a definition and reconciliation of net income (loss) attributable to Nutex Health Inc. to Adjusted EBITDA. Stock-based compensation contributed significantly to the increase in Adjusted EBITDA in the 2026 period.
A discussion of our segment results is included below.
Hospital Division. Our revenue for the three months ended June 30, 2026 totaled $201.9 million as compared to $236.3 million for the same period in 2025, a decrease of $34.5 million or 14.6%. This decrease was primarily attributed to positive adjustments to variable consideration realized in 2025 as we experienced early success with the IDR process. Revenue related to same hospitals decreased by 12.1%.
Total patient visits increased 9.6% during the three months ended June 30, 2026 as compared with the same period in 2025 including the impact of the opening of two facilities throughout 2025 which are fully operating in 2026.
The hospital division’s gross profit was $141.8 million during the three months ended June 30, 2026, compared with $125.6 million in the same period in 2025, an increase of 13.0%. The increase is primarily driven by the lower total cost of arbitration, which for all Nutex hospital and professional services for the three months ended June 30, 2026 and 2025 was $(12.5) million and $48.0 million, respectively.
This decrease in total cost of arbitration, reflected as a reduction to contract services expense of $52.3 million, was primarily due to the amendment to the Agreement with HaloMD effective June 30, 2026 and the reduction by CMS and other federal agencies of administrative fees ("CMS fee"). The amendment transitioned the applicable fee payment structure to a pay-on-collected basis (rather than payment due upon award determination) retroactive to the effective date of the original Agreement with HaloMD. This change in fee payment structure contributed to $38.4 million of the reduction to contract services. Additionally, the amendment changed the service fee structure applicable to various federal and state net settlement amounts obtained on or after July 1, 2026. The impact of this change in service fee structure contributed to $9.6 million of the reduction to contract services. Regarding the CMS fee reduction, the non-refundable administrative fee for the federal IDR process reduced from $115 to $15 per party per dispute, effective June 11, 2026. The reduction in the CMS fee contributed to $4.3 million of the reduction to contract services. Based upon current expectations, we anticipate the impact of these favorable changes will lead to an approximate 25-30% reduction in our normalized historical contract services prospectively. This impact is based on the current regulatory outlook and the Company’s current expectations, and actual contract services expenses incurred in the future may differ significantly.
Population Health Management Division. Our total revenue for the three months ended June 30, 2026 was $8.9 million as compared with $7.7 million for the same period in 2025, with the increase primarily due to increased members.
The population health management division had $0.5 million of loss before income taxes for the three months ended June 30, 2026 and 2025. Strategically, we are focused on the growth of this division principally through the addition of new independent physician associations and have staffed our organization to manage larger numbers of such organizations.

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
As of June 30, 2026, the Company consolidates two Real Estate VIEs. We expect that hospitals we open in the future may be leased from new real estate entities which may be owned in whole or part by the Company or related parties. If owned by related parties, third-party lenders to these entities may require that we provide a guarantee or become co-borrowers under mortgage indebtedness and financings for such facilities. In such instances, we may be required to consolidate these new real estate entities in our financial statements as VIEs.
Corporate and other costs. Corporate and other costs in the three months ended June 30, 2026 totaled $19.6 million as compared to $91.2 million for the same period in 2025, a decrease of 78.6%. General and administrative costs include our executive management, accounting, human resources, corporate technology, insurance and professional fees. The decrease in corporate and other costs is primarily due to a decrease in stock-based compensation of $75.9 million related to obligations for under-construction and ramping hospitals, offset slightly by an increase in general and administrative expenses of $4.2 million.
Nonoperating items
Interest expense, net. Interest expense, net was $4.7 million for the three months ended June 30, 2026 as compared with $5.7 million for the same period of 2025. The decrease in interest expense, net in 2026 is primarily due to the payoff of loans and interest income received from sweep accounts.
Income tax expense. Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items is recognized in the period these occur.
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025
Net income attributable to Nutex Health Inc. was $112.6 million, or income of $15.87 per diluted share, for the six months ended June 30, 2026 compared to net income attributable to Nutex Health Inc. of $3.5 million, or income of $0.55 per share, for the same period 2025. Our 2026 results were principally affected by:
•Higher patient visits, which increased by 6.2% during the six months ended June 30, 2026 as compared with the same period of 2025. Visits at same hospitals, which are hospitals that were opened by December 31, 2024, increased an average of 3.4% versus prior year.
•Lower hospital division revenue of $409.4 million for the six months ended June 30, 2026, a decrease of $30.8 million compared to the same period last year.
•Lower stock-based compensation to under construction and ramping hospitals of $(1.0) million for the six months ended June 30, 2026, a decrease of $107.4 million compared to the same period last year.
•Lower net income attributable to noncontrolling interests of $46.4 million for the six months ended June 30, 2026, a decrease of $17.0 million compared to the same period last year.
Adjusted EBITDA for the six months ended June 30, 2026 increased to $147.5 million from $144.4 million for the comparable period 2025. Refer to Non-GAAP Financial Measures discussed below for a definition and reconciliation of net income (loss) attributable to Nutex Health Inc. to Adjusted EBITDA. Stock-based compensation contributed significantly to the increase in Adjusted EBITDA in the 2026 period.
A discussion of our segment results is included below.
Hospital Division. Our revenue for the six months ended June 30, 2026 totaled $409.4 million as compared to $440.2 million for the same period in 2025, a decrease of $30.8 million or 7.0%. This decrease was primarily attributed to positive adjustments to variable consideration realized in 2025 as we experienced early success with the IDR process. Revenue related to same hospitals decreased by 6.0%.
Total patient visits increased 6.2% during the six months ended June 30, 2026 as compared with the same period in 2025 including the impact of the opening of two facilities throughout 2025 which are fully operating in 2026.
The hospital division’s gross profit was $231.4 million during the six months ended June 30, 2026, compared with $243.5 million in the same period in 2025, a decrease of 4.9%. The decrease is primarily driven by lower revenue in the hospital division and higher payroll driven by increased wages to the physician LLCs, bonus payments and wages and other payroll and benefits expenses during the six months ended June 30, 2026.
The six months ended June 30, 2026 also experienced a decrease in total cost of arbitration, reflected as a reduction to contract services expense of $52.3 million, was primarily due to the amendment to the Agreement with HaloMD effective June 30, 2026 and the reduction by CMS and other federal agencies of administrative fees ("CMS fee"). The amendment transitioned the applicable fee payment structure to a pay-on-collected basis (rather than payment due upon award determination) retroactive to the effective date of the original Agreement with HaloMD. This changes in fee payment structure contributed to $38.4 million of the reduction to contract services. Additionally, the amendment changed the service fee structure applicable to various federal and state net settlement amounts obtained on or after July 1, 2026. The impact of this change in service fee structure contributed to $9.6 million of the reduction to contract services. Regarding the CMS fee reduction, the non-refundable administrative fee for the federal IDR process reduced from $115 to $15 per party per dispute, effective June 11, 2026. The reduction in the CMS fee contributed to $4.3 million of the reduction to contract services. Based upon current expectations, we anticipate the impact of these favorable changes will lead to an approximate 25-30% reduction in our normalized historical contract services prospectively. This impact is based on the current regulatory outlook and the Company’s current expectations, and actual contract services expenses incurred in the future may differ significantly.
Population Health Management Division. Our total revenue for the six months ended June 30, 2026 was $17.8 million as compared with $15.5 million for the same period in 2025.
The population health management division had $2.0 million and less than $0.1 million of income before income taxes for the six months ended June 30, 2026 and 2025, respectively. Strategically, we are focused on the growth of this division principally through the addition of new independent physician associations and have staffed our organization to manage larger numbers of such organizations.
Corporate and other costs. Corporate and other costs in the six months ended June 30, 2026 totaled $30.0 million as compared to $128.9 million for the same period in 2025, a decrease of 76.7%. General and administrative costs include our executive management, accounting, human resources, corporate technology, insurance and professional fees. The decrease in corporate and other costs is primarily due to a decrease in stock-based compensation of $107.4 million related to obligations for under-construction and ramping hospitals, offset slightly by an increase in general and administrative expenses of $8.5 million.
Nonoperating items
Interest expense, net. Interest expense, net was $9.4 million for the six months ended June 30, 2026 as compared with $11.8 million for the same period of 2025. The decrease in interest expense, net in 2026 is primarily due to interest income received from sweeps as a result of increased investment of excess cash in addition to decreases in debt interest expense due to various loan payoffs.
Income tax expense. Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items is recognized in the period these occur.
Liquidity and Capital Resources
As of June 30, 2026, we had $205.2 million of cash and equivalents, compared to $185.6 million of cash and equivalents as of December 31, 2025.

Significant sources and uses of cash during the first six months of 2026.
Sources of cash:
•Cash from operating activities was $109.7 million, primarily driven by significantly higher net income largely attributable to a decrease in stock based compensation related to obligations for under-construction and ramping hospitals, and favorable developments in the arbitration process, which contributed to lower operating costs and expenses.
Uses of cash:
•Stock repurchases, cash payments in settlement of earn out obligations, and retirements of $50.7 million.
•Distributions, net of contributions, to noncontrolling interests totaled $27.2 million
•Repayments of lines of credit and notes payable $3.6 million.
•Repayments of finance leases totaled $3.3 million.
•Acquisitions of property and equipment totaled $3.7 million.
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
Indebtedness. The Company’s indebtedness as of June 30, 2026 is presented in Item I, “Financial Statements – Note 8 – Debt” and our lease obligations are presented in Item I, “Financial Statements—Note 9 – Leases.”
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
Certain outstanding debt arrangements require minimum debt service coverage ratios and other financial covenants. At June 30, 2026, we were in compliance with these debt arrangements; we had remaining availability of $3.4 million under outstanding lines of credit.
Off-Balance Sheet Arrangements
As of June 30, 2026, we had no material off-balance sheet arrangements.
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
We define EBITDA as net income attributable to Nutex Health Inc. plus interest expense, net, income taxes, depreciation and amortization. Interest expense, net includes interest on lease liabilities, which is a component of total finance lease cost.
We define Adjusted EBITDA as net income attributable to Nutex Health Inc. plus net interest expense, net, income taxes, depreciation and amortization, further adjusted for stock-based compensation, finance lease payments related to leases under ASC

842, certain defined items of expense and any acquisition-related costs and impairments. A reconciliation of net income to EBITDA and Adjusted EBITDA is included below.
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
EBITDA and Adjusted EBITDA are not intended to serve as alternatives to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies. EBITDA and Adjusted EBITDA follow (in thousands):

	Three Months Ended June 30,
	2026	2025
Reconciliation of net income attributable to Nutex Health Inc. to Adjusted EBITDA:
Net income attributable to Nutex Health Inc.	$65,842	$(17,697)
Depreciation and amortization	5,317	5,248
Interest expense, net	4,671	5,678
Income tax expense	20,768	7,588
Allocation to noncontrolling interests	(2,452)	(1,275)
EBITDA	94,146	(458)
Stock-based compensation	2,884	78,747
Finance lease payments	(7,045)	(6,675)
Adjusted EBITDA	$89,985	$71,614

	Six Months Ended June 30,
	2026	2025
Reconciliation of net income attributable to Nutex Health Inc. to Adjusted EBITDA:
Net income attributable to Nutex Health Inc.	$112,649	$3,520
Depreciation and amortization	10,809	10,340
Interest expense, net	9,353	11,798
Income tax expense	34,565	27,998
Allocation to noncontrolling interests	(4,925)	(2,572)
EBITDA	162,451	51,084
Stock-based compensation	(1,031)	106,389
Finance lease payments	(13,871)	(13,038)
Adjusted EBITDA	$147,549	$144,435
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
With respect to the three and six months ended June 30, 2026, there have been no material changes in our primary market risk exposures or how those exposures are managed since the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, we concluded that our disclosure controls and procedures were effective as of June 30, 2026, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
There has been no change in our internal control over financial reporting that occurred during the three months and six months ended June 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
The Implementation of the Federal Independent Dispute Resolution process has, and may continue in the future, result in significant volatility in our quarterly financial results and materially adversely affect the trading price of our common stock.
We recognize revenue at the time of service based on the estimated transaction price we expect to receive from third-party payers. We apply Financial Accounting Standards Board (FASB) Accounting Standards Codification (ASC) 606 – Revenue from Contracts with Customers in making estimates of our earned revenue and accounts receivable at each reporting date. For out-of-network services subject to the No Surprises Act, our methodology incorporates, among other things, historical arbitration outcomes, payor behavior, and expected resolution timing in determining the expected transaction price for applicable claims. This estimation process is highly subjective. We regularly conduct a comparative analysis of our actual results to our previously determined transaction results in order to evaluate whether adjustments are required based on newly available information. When the expected transaction price is adjusted, the cumulative effect of that adjustment is reflected in revenue in the period in which the adjustment is identified, including its impact on accounts receivable balances recognized in prior periods, and can result in significant fluctuations in recognized revenue from period to period.
Due to the ongoing operational volatility of the IDR framework and the implementation of these portal modifications, there is inherent uncertainty regarding the ultimate timing and impact of these updates on our financial results. Revenue associated with these estimates is recognized as information becomes available during the normal course of the claims adjudication process, which may result in fluctuations in patient revenue between the period services are rendered and the period related adjustments are recorded. As a result, we may experience significant volatility in our quarterly financial results, which may have a materially adverse effect on the trading price of our common stock.
Certain former doctor owners dispute the number of shares issuable to them under the earn out formula approved in connection with the merger.
We are required to issue the additional shares of our common stock to former doctor owners of hospitals that were under construction and non-operational prior to our April 1, 2022 merger. Such former owners, including Dr. Vo, transferred their hospital interests to Nutex Health Holdco LLC in connection with the merger.
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
Former owners of certain under construction hospitals have disputed the number of additional shares issuable to them in accordance with the formula agreed upon at the time of the merger (as described above) and assert, among other things, that the number of shares in the calculation should not be adjusted for the 2024 reverse stock splits. For example, the former doctor owners of ABQ Hospital, LLC dispute the Company’ calculation that an aggregate of 216,039 shares are to be issued to them. Including these shares, an aggregate of approximately 256,005 shares computed by the Company under the formula described above is still under dispute. We disagree with these allegations, but cannot predict the outcome of these disputes, including the amounts of cash settlement, if any, and the impact on our financial condition. (Refer to Item 1. -- Legal Proceedings).
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
Repurchases of Issuer Shares.
August 2025 Repurchase Program. On August 14, 2025, the Board authorized a stock repurchase program (the "August 2025 Repurchase Program") of up to $25.0 million of the Company’s common stock over the subsequent six months. During the period ended June 30, 2026, the Company repurchased 118,867 shares of common stock under the Repurchase Program in open market transactions at a weighted-average price of $168.65 for an aggregate price of $20.0 million, inclusive of transaction costs. The repurchases completed the August 2025 Repurchase Program.
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
During the three and six months ended June 30, 2026, the Company repurchased 25,463 and 46,524, respectively, shares of common stock, respectively, under the Repurchase Program in open market transactions at a weighted-average price of $125.70 and $110.88, respectively, for an aggregate price of $3.2 million and $5.2 million, respectively, inclusive of transaction costs. At June 30, 2026, we had approximately $19.8 million available under the March 2026 Repurchase Program.
Settlement Agreements with certain Former Doctor Owners of Under Construction Hospitals. During the three and six months ended June 30, 2026, the Company entered into agreements with certain former doctor owners to settle existing disputes and, in connection with the settlements, retire a portion of the shares issuable to satisfy obligations for under-construction and ramping hospitals. See Note 11 – Stock-based Compensation for discussion of additional issuances of stock for Under Construction

Hospitals, an obligation within the Contribution Agreements. During the three and six months ended June 30, 2026, the Company retired 86,836 and 147,352 shares of common stock, respectively, at an aggregate value of $15.6 million and $25.3 million, respectively.

Period	Total number of shares purchased	Average price paid per share	Total number of shares purchased as part of publicly announced plans or programs	Approximate $ value of shares that may yet be purchased under the plans or programs (in '000s)
4/1/26 - 4/30/26	8,031(1)	$139.91	3,963	$22,651
5/1/26 - 5/31/26	73,282(2)	$176.81	5,000	$21,984
6/1/26 - 6/30/26	30,986(3)	$157.39	16,500	$19,841
	112,299		25,463
1.This amount includes 4,068 shares retired pursuant to settlement agreements with former doctor owners in connection with under-construction and ramping hospitals, in private transactions outside of any publicly announced repurchase programs.
2.This amount includes 68,282 shares retired pursuant to settlement agreements with former doctor owners in connection with under-construction and ramping hospitals, in private transactions outside of any publicly announced repurchase programs.
3.This amount includes 14,486 shares retired pursuant to settlement agreements with former doctor owners in connection with under-construction and ramping hospitals, in private transactions outside of any publicly announced repurchase programs.
Item 3. Defaults upon Senior Securities
Not Applicable
Item 4. Mine Safety Disclosures
Not Applicable
Item 5. Other Information
Trading Arrangements
During the three months ended June 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.

Item 6. Exhibits

Exhibit No.	Description
4.12*	First Amendment to Payment Dispute Resolution Services Agreement effective as of June 30, 2026, by and between Nutex Health Inc. and HaloMD, L.L.C.
31.1*	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on August 6, 2026.

Nutex Health Inc.

By:	/s/ Thomas T. Vo
Thomas T. Vo
Chief Executive Officer and Chairman of the Board (principal executive officer)

By:	/s/ Jon C. Bates
Jon C. Bates
Chief Financial Officer (principal financial officer and principal accounting officer)