Form 10-Q
period 2026-09-30
Nutex Health Inc.
filed 2026-11-05
CIK 1479681

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from               to
Commission File Number: 001-41346
NUTEX HEALTH INC.
(Exact name of registrant as specified in its charter)

Delaware	11-3363609
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1776 Yorktown St, Suite 700,
Houston, Texas	77056
(Address of principal executive offices)	(Zip code)
(713) 660-0557
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value	NUTX	The Nasdaq Stock Market LLC
Common Stock, $0.001 par value	NUTX	Nasdaq Texas, LLC
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐    No  ☒
As of November 2, 2026, the registrant had 6,860,794 shares of common stock, $0.001 par value, outstanding. Includes the additional shares issuable to satisfy existing earn out obligations.

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
•regulatory, legislative and litigation uncertainty under the No Surprises Act;
•lawsuits filed by health insurance providers against our third-party provider in the arbitration process;
•sales of a substantial amount of our Common Stock by our stockholders;
•our obligation to issue a significant amount of additional shares of our Common Stock to former doctor owners of hospitals under construction at the time of our 2022 merger;
•manipulative short seller reports;
•the impact of litigation and disputes, including pending earn-out disputes, securities class actions, derivative actions and class actions related to the recent cybersecurity incident;
•impacts of the recent and potential future cybersecurity incidents;
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
When considering forward-looking statements, you should keep in mind the risk factors and other cautionary statements described under, but not limited to, the heading “Item 1A. Risk Factors” included in this Quarterly Report, the Quarterly Report on Form 10-Q for the quarters ended June 30, 2026 and March 31, 2026, and in the Annual Report of Nutex Health Inc. on Form 10-K for the year ended December 31, 2025 and other filings of the Company with the United States Securities and Exchange Commission.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements
NUTEX HEALTH INC.
CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share and per share amounts)	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$249,911	$185,574
Restricted cash and short-term investments	3,649	297
Accounts receivable	356,061	319,440
Accounts receivable - related parties	4,777	5,978
Inventories	5,144	2,866
Prepaid expenses and other current assets	13,700	24,656
Total current assets	633,242	538,811
Property and equipment, net (accumulated depreciation of 36,565 and 31,696 as of September 30, 2026 and December 31, 2025, respectively)	103,241	94,581
Operating lease right-of-use assets	22,897	26,955
Financing lease right-of-use assets	235,077	222,367
Intangible assets, net	20,255	21,230
Goodwill, net	13,919	13,919
Other assets	3,745	662
Total assets	$1,032,376	$918,525

Liabilities and Equity
Current liabilities:
Accounts payable	$10,181	$45,863
Accounts payable - related parties	5,220	3,104
Lines of credit	66	740
Current portion of long-term debt	8,104	13,336
Operating lease liabilities, current portion	1,998	2,152
Financing lease liabilities, current portion	7,092	7,077
Accrued arbitration expenses	51,276	49,743
Accrued income tax expense	3,965	867
Accrued stock-based compensation	11,549	8,256
Accrued expenses and other current liabilities	33,494	26,773
Total current liabilities	132,945	157,911
Long-term debt, net	34,200	29,174
Non-current operating lease liabilities, net	25,887	30,037
Non-current financing lease liabilities, net	287,635	268,877
Deferred tax liabilities	10,799	9,089
Total liabilities	491,466	495,088

Commitments and contingencies (Note 10)

Equity:
Common stock, $0.001 par value; 950,000,000 shares authorized; 6,857,504 and 7,086,670 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	7	7
Additional paid-in capital	568,870	615,627
Accumulated deficit	(133,309)	(286,187)
Nutex Health Inc. equity	435,568	329,447
Noncontrolling interests	105,342	93,990
Total equity	540,910	423,437
Total liabilities and equity	$1,032,376	$918,525
See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	Three Months Ended September 30,		Nine Months Ended September 30,
(In thousands, except per share amounts)	2026	2025	2026	2025
Revenue:
Hospital division	$209,097	$260,239	$618,519	$700,488
Population health management division	8,516	7,565	26,331	23,090
Total revenue	217,613	267,804	644,850	723,578

Operating costs and expenses:
Payroll	48,415	38,817	132,605	109,961
Contract services	43,691	53,837	105,305	153,601
Medical supplies	4,132	3,307	13,483	11,920
Depreciation and amortization	5,622	5,003	16,431	15,343
Other	14,227	11,959	42,491	34,610
Total operating costs and expenses	116,087	112,923	310,315	325,435

Gross profit	101,526	154,881	334,535	398,143

Corporate and other costs:
Stock-based compensation	7,388	13,217	6,357	119,606
General and administrative expenses	17,040	11,297	48,097	33,830
Total corporate and other costs	24,428	24,514	54,454	153,436

Operating income	77,098	130,367	280,081	244,707

Interest expense, net	4,862	5,452	14,215	17,250
Other (income) expense	(304)	976	(319)	8,570
Income before taxes	72,540	123,939	266,185	218,887

Income tax expense	15,197	27,140	49,762	55,138

Net income	57,343	96,799	216,423	163,749

Less: net income attributable to noncontrolling interests	17,114	41,364	63,545	104,794

Net income attributable to Nutex Health Inc.	$40,229	$55,435	$152,878	$58,955

Earnings per common share:
Basic	$5.87	$8.27	$22.05	$9.63
Diluted	$5.71	$7.76	$21.50	$8.87
See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN EQUITY (UNAUDITED)

	Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Noncontrolling Interests	Total Equity
(In thousands, except share data)	Shares	Amount

Balance at December 31, 2024	5,511,452	$6	$489,409	$(356,976)	$56,094	$188,533
Common stock issued for ESPP	1,161	—	40	—	—	40
Stock-based compensation	422,091	—	23,252	—	—	23,252
Vesting of Restricted Stock Units	15,835	—	—	—	—	—
Distributions	—	—	—	—	(7,364)	(7,364)
Net income	—	—	—	21,217	29,589	50,806
Balance at March 31, 2025	5,950,539	$6	$512,701	$(335,759)	$78,319	$255,267
Common stock issued for ESPP	866	—	65	—	—	65
Asset acquisition noncontrolling interest	—	—	—	—	789	789
Debt conversion to common stock	17,874	—	477	—	—	477
Stock-based compensation	602,798	1	75,304	—	—	75,305
Vesting of Restricted Stock Units	23,032	—	—	—	—	—
Contributions	—	—	152	—	90	242
Distributions	—	—	—	—	(11,412)	(11,412)
Net income	—	—	—	(17,697)	33,841	16,144
Balance at June 30, 2025	6,595,109	$7	$588,699	$(353,456)	$101,627	$336,877
Common stock issued for ESPP	351	—	42	—	—	42
Common stock issued for acquisition	2,102	—	250	—	—	250
Asset acquisition noncontrolling interest	—	—	—	—	1,200	1,200
Stock-based compensation	307,700	—	26,189	—	—	26,189
Contributions	—	—	—	—	74	74
Distributions	—	—	—	—	(23,398)	(23,398)
Net income	—	—	—	55,435	41,364	96,799
Balance at September 30, 2025	6,905,262	$7	$615,180	$(298,021)	$120,867	$438,033

Balance at December 31, 2025	7,086,670	$7	$615,627	$(286,187)	$93,990	$423,437
Common stock issued for ESPP	547	—	97	—	—	97
Vesting of Restricted Stock Units	52,096	—	—	—	—	—
Stock-based compensation	12,753	—	1,604	—	—	1,604
Stock repurchases and retirements	(200,444)	—	(31,730)	—	—	(31,730)
Contributions	—	—	68	—	1,171	1,239
Distributions	—	—	—	—	(15,357)	(15,357)
Net income	—	—	—	46,807	15,956	62,763
Balance at March 31, 2026	6,951,622	$7	$585,666	$(239,380)	$95,760	$442,053
Warrant exercises	2,500	—	75	—	—	75
Common stock issued for ESPP	1,962	—	197	—	—	197
Stock-based compensation	—	—	724	—	—	724
Stock repurchases and retirements	(112,299)	—	(18,957)	—	—	(18,957)
Contributions	—	—	142	—	24	166
Distributions	—	—	—	—	(13,263)	(13,263)
Net income	—	—	—	65,842	30,475	96,317
Balance at June 30, 2026	6,843,785	$7	$567,847	$(173,538)	$112,996	$507,312
Warrant exercises	10,364	—	175	—	—	175
Common stock issued for ESPP	943	—	183	—	—	183
Stock-based compensation	—	—	665	—	—	665
Vesting of Restricted Stock Units	2,412	—	—	—	—	—
Contributions	—	—	—	—	320	320
Distributions	—	—	—	—	(25,088)	(25,088)
Net income	—	—	—	40,229	17,114	57,343
Balance at September 30, 2026	6,857,504	$7	$568,870	$(133,309)	$105,342	$540,910
See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	Nine Months Ended September 30,
(In thousands)	2026	2025
Cash flows from operating activities:
Net income	$216,423	$163,749
Adjustment to reconcile net income to net cash from operating activities:
Depreciation and amortization	16,431	15,343
Stock-based compensation expense	6,357	119,606
Changes to deferred taxes	1,710	22,942
Debt accretion expense	61	756
Non-cash effect of change in estimate	(52,319)	—
Changes in operating assets and liabilities:
(Increase)/Decrease in Accounts receivable	(36,621)	(154,960)
(Increase)/Decrease in Accounts receivable - related party	1,201	(3,751)
(Increase)/Decrease in Inventories	(2,278)	(308)
(Increase)/Decrease in Income tax receivable	—	(12,097)
(Increase)/Decrease in Prepaid expenses and other current assets	7,873	(6,376)
(Increase)/Decrease in Operating right-of-use assets	4,058	518
Increase/(Decrease) in Accounts payable	(4,013)	36,637
Increase/(Decrease) in Accounts payable - related party	2,116	3,276
Increase/(Decrease) in Operating lease liabilities	(4,304)	(164)
Increase/(Decrease) in Accrued arbitration expenses	22,183	16,571
Increase/(Decrease) in Accrued income tax expense	3,098	(26,533)
Increase/(Decrease) in Accrued expenses and other current liabilities	6,089	2,527
Net cash provided by operating activities	188,065	177,736

Cash flows from investing activities:
Acquisitions of property and equipment	(8,945)	(1,117)
Proceeds from restricted short-term investment	—	2,941
Cash related to asset acquisition	—	(1,994)
Net cash used in investing activities	(8,945)	(170)

	Nine Months Ended September 30,
(In thousands)	2026	2025

Cash flows from financing activities:
Proceeds from lines of credit	—	5,043
Proceeds from notes payable	934	273
Repayments of lines of credit	(673)	(3,293)
Repayments of notes payable	(4,817)	(8,319)
Repayments of finance leases	(4,453)	(4,004)
Proceeds from exercise of warrants	250	—
Cash related to stock repurchases and retirements	(50,689)	—
Members' contributions	1,725	316
Members' distributions	(53,708)	(42,174)
Net cash used in financing activities	(111,431)	(52,158)
Net change in cash, cash equivalents, and restricted cash	67,689	125,408

Cash and cash equivalents - beginning of the period	185,574	40,640
Restricted cash and short-term investment - beginning of period	297	—
Cash and cash equivalents and restricted cash and short-term investment - beginning of period	185,871	40,640

Cash and cash equivalents - end of period	249,911	166,048
Restricted cash and short-term investment - end of period	3,649	—
Cash and cash equivalents and restricted cash and short-term investment - end of period	$253,560	$166,048
See accompanying notes to the unaudited condensed consolidated financial statements.

NUTEX HEALTH INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)
Note 1 – Organization and Operations
Nutex Health Inc. (“Nutex Health” or the “Company”), is a physician-led, healthcare services and operations company with 28 hospital facilities in 12 states (hospital division), and a primary care-centric, risk-bearing population health management division. The Company's hospital division implements and operates different innovative health care models, including micro-hospitals, specialty hospitals and hospital outpatient departments. The population health management division owns and operates provider networks such as independent physician associations (“IPAs”).
The Company employs approximately 1,093 full-time employees, contracts over 280 doctors at our facilities and partners with over 3,600 physicians within our networks as of September 30, 2026. The Company's corporate headquarters is based in Houston, Texas and we were incorporated on April 13, 2000 in the state of Delaware.
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
Cash and cash equivalents and restricted cash and short-term investments. The Company considers all highly liquid investments with an original maturity of three months or less to be cash and cash equivalents. The Company has cash amounts, that were at times material, held in covered banking institutions in excess of the insured amounts, but does not deem the risk of loss to be likely. Restricted cash and short-term investment consists of cash and cash-equivalent balances that are subject to contractual restrictions, are not available for general corporate purposes, and are expected to be utilized within one year. As of September 30, 2026 and December 31, 2025, restricted cash and short-term investments primarily included cash required to be maintained in a segregated account in connection with a loan agreement and cash restricted for a standby letter of credit. Restricted cash and short-term investments had a balance of $3.6 million and $0.3 million as of September 30, 2026 and December 31, 2025, respectively.
The following table provides a reconciliation of cash and cash equivalents and restricted cash and short-term investment balances to the total amounts shown within the unaudited condensed consolidated statements of cash flows for the end of the periods (in thousands):

	September 30, 2026	September 30, 2025
Cash and cash equivalents	$249,911	$166,048
Restricted cash and short-term investments
Restricted cash	250	—
Restricted short-term investments	3,399	—
Cash, cash equivalents and restricted cash and short-term investment	$253,560	$166,048
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
Note 3 – Revenue
The Company disaggregates revenue from contracts with customers into types of services or products, consistent with the Company's reportable segments, as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Hospital division revenue	$209,097	$260,239	$618,519	$700,488
Population health management division revenue	8,516	7,565	26,331	23,090
Total revenue	$217,613	$267,804	$644,850	$723,578
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
The following tables present the allocation of the estimated transaction price with the patient among the primary patient classification of insurance coverage:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Insurance	97%	97%	97%	97%
Self-pay	1%	1%	1%	1%
Workers' compensation	1%	1%	1%	1%
Medicare/Medicaid	1%	1%	1%	1%
Total	100%	100%	100%	100%

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
Effective May 1, 2024, we engaged with a third-party IDR vendor, HaloMD, to further support all our out of network claims and determine which claims would be beneficial to arbitrate (see Management's Arbitration process discussion under Part I. Item 2). The IDR process can take up to three to five months to receive payments. To facilitate the dispute arbitration process, the Company incurred fees payable to the Centers for Medicare and Medicaid Services (“CMS”), the organizations that arbitrate the payment amount between the plan and providers known as independent dispute resolution entities (“IDRE”), and commission and fees to the third-party IDR vendor. IDRE fee payments represent refundable payments if arbitrations are successful. Therefore, these payments are reported as prepaid and other current assets in the unaudited condensed consolidated balance sheets. The unsuccessful portion of the IDRE fee payments is written off to contract services expense in the unaudited condensed consolidated statements of operations. Prepaid expenses related to IDRE fees were $7.8 million and $20.9 million as of September 30, 2026 and December 31, 2025, respectively. Accounts payable to the third-party IDR vendor was zero and $37.7 million as of September 30, 2026 and December 31, 2025, respectively. Total accrued arbitration expenses were $51.3 million and $49.7 million as of September 30, 2026 and December 31, 2025, respectively.
HaloMD contract amendment, CMS fee reduction and resulting change in estimate. Effective June 30, 2026, the Company amended its Payment Dispute Resolution Services Agreement with HaloMD, L.L.C. (the “Agreement”), dated as of May 1, 2024, which supports the Company’s IDR process for certain out-of-network claims. Among other changes, the amendment transitioned the applicable fee payment structure to a pay-on-collected basis, rather than payment due upon award determination, retroactive to the effective date of the original Agreement, and amended the service fee structure applicable to various federal and state net settlement amounts obtained on or after July 1, 2026. Pursuant to the Agreement, the Company may perform dispute resolution services in-house or through the engagement of another third-party vendor or service provider with respect to certain future facilities. In addition, on June 4, 2026, CMS and other federal agencies reduced the non-refundable administrative fee for the federal IDR process from $115 to $15 per party per dispute, effective June 11, 2026. The Company accounted for these impacts as a change in estimate in accordance with ASC 250 and recognized the effects prospectively in the period of change and future periods. The effect of these changes for the three and nine months ended September 30, 2026 is reflected as a reduction to contract services expense of zero and $52.3 million, respectively, in the unaudited condensed consolidated statements of operations. Additionally, as of June 30, 2026, this amount resulted in a corresponding reduction to accounts payable and a reduction to accrued arbitration expenses in the unaudited condensed consolidated balance sheets. This change increased net income and net income attributable to Nutex Health Inc. by zero and $25.0 million for the three and nine months ended September 30, 2026, respectively. Net income attributable to noncontrolling interest increased by zero and $18.0 million for the three and nine months ended September 30, 2026, respectively. From a per-basic and per-diluted share basis, there was no change for the three months ended September 30, 2026, and $4.96 and $4.83, respectively, for the nine months ended September 30, 2026.
Note 4 - Acquisitions
There were no business combinations, asset acquisitions or asset divestitures during the three or nine months ended September 30, 2026, and there were no material changes to the terms or accounting for any of these completed in prior years. For a description of the Company's business combinations, asset acquisitions or asset divestitures, including the nature of the acquired interests and the related accounting policies, refer to the notes to the consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2025.

Note 5 - Property and Equipment, net
The principal categories of property and equipment, net are summarized as follows (in thousands):

	Useful Life (years)	September 30,	December 31,
		2026	2025
Buildings and improvements	39	$29,965	$29,757
Land	—	16,374	12,623
Leasehold improvements	10-39	32,259	30,333
Construction in progress	—	2,609	2,149
Medical equipment	10	42,171	35,564
Office furniture and equipment	7	4,969	5,322
Computer hardware and software	5	9,203	8,314
Vehicles	5	94	94
Signage	10	2,162	2,121
Total cost		139,806	126,277
Less: accumulated depreciation		(36,565)	(31,696)
Total property and equipment, net		$103,241	$94,581
We consolidate two Real Estate VIEs. Refer to Note 18 – Variable Interest Entities.
Depreciation and amortization of property and equipment for the three months ended September 30, 2026 and 2025 totaled $1.9 million and $1.7 million, respectively, and for the nine months ended September 30, 2026 and 2025 totaled $5.5 million and $5.1 million, respectively.
Note 6 – Intangible Assets and Goodwill
Intangible Assets. The following tables provide detail of the Company’s intangible assets (in thousands):

As of September 30, 2026	Weighted Average Useful Life (in years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortizing intangible assets:
Member relationships	15	$18,491	$(5,405)	$13,086
Trademarks	7	474	(305)	169
Total amortizing intangible assets		$18,965	$(5,710)	$13,255
Indefinite-lived intangible asset - Certificate of Need		7,000	—	7,000
Total intangible assets		$25,965	$(5,710)	$20,255

As of December 31, 2025
Amortizing intangible assets:
Member relationships	15	$18,491	$(4,481)	$14,010
Trademarks	7	474	(254)	220
Total amortizing intangible assets		$18,965	(4,735)	$14,230
Indefinite-lived intangible asset - Certificate of Need		7,000	—	7,000
Total intangible assets		$25,965	$(4,735)	$21,230
Amortization of intangible assets for the three months ended September 30, 2026 and 2025 totaled $0.4 million and $0.3 million, respectively, and for the nine months ended September 30, 2026 and 2025 totaled $1.0 million for both periods. As of

September 30, 2026, expected amortization of intangible assets for each of the five succeeding fiscal years and thereafter is as follows (in thousands):

Year ended December 31,	Amount

2026	$325
2027	1,300
2028	1,300
2029	1,300
2030	1,300
Thereafter	7,730
Total amortizing intangible assets	$13,255
There have been no significant changes to goodwill from what was disclosed in Note 6 to the financial statements presented in the 2025 Form 10-K.
Note 7 – Accrued Expenses and Other Current Liabilities
Accrued expenses and other current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2026	2025

Accrued wages and benefits	$22,170	$14,439
Accrued supplier expenses	3,386	3,663
Accrued medical claims	3,589	5,066
Accrued taxes other than income tax	3,472	1,890
Accrued other	877	1,715
Total accrued expenses and other current liabilities	$33,494	$26,773
Note 8 – Debt
The Company’s outstanding debt is shown in the following table (dollars in thousands):

	Maturity Dates	Interest Rates	September 30,	December 31,
			2026	2025

Term loans secured by all assets	12/2026 - 4/2031	4.00 - 9.00%	$17,689	$19,578
Term loans secured by property and equipment	03/2027 - 10/2031	3.41 - 7.82%	7,882	5,813
Line of credit secured by all assets	09/2028	6.75%	66	740
Term loans of Real Estate VIEs	05/2028 - 03/2037	3.50 - 3.59%	10,705	10,563
Seller note	09/2035	8.00%	5,384	5,800
Deferred payment	09/2035	10.00%	1,000	1,000
Total			42,726	43,494
Less: unamortized issuance costs and discount			356	244
Less: short-term lines of credit			66	740
Less: current portion of long-term debt			8,104	13,336
Total long-term debt			$34,200	$29,174

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
Certain outstanding debt arrangements require minimum debt service coverage ratios and other financial covenants. At September 30, 2026, we were in compliance with these debt arrangements; we had remaining availability of $6.8 million under outstanding lines of credit. On June 30, 2026, we were issued an irrevocable standby letter of credit in the amount of $1.7 million to support certain lease obligations. In August 2026, we were issued another standby letter of credit in the amount of $1.7 million to support certain lease obligations. As of September 30, 2026, no amounts had been drawn under either letter of credit, and no liability has been recorded for the undrawn amount. During the nine months ended September 30, 2026, the Company reclassified $3.4 million from cash and cash equivalents to restricted cash and short-term investments to account for certificates of deposit required under the terms of the contractual agreement.
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
Note 9 – Leases
As Lessee
We have entered into hospital property, office and equipment rental agreements with various lessors including related parties. The following tables disclose information about our leases of property and equipment (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Operating lease cost	$1,028	$1,100	$3,219	$3,291

Finance lease cost:
Amortization of right-of-use assets	$3,639	$3,195	$10,516	$9,855
Interest on lease liabilities	5,720	5,063	16,273	15,508
Total finance lease cost	$9,359	$8,258	$26,789	$25,363
As Lessor
We lease space to tenants under operating leases in an office building purchased in December 2025. The leases provide for the payment of fixed base rents payable monthly. For the three and nine months ended September 30, 2026, lease income was $0.3 million and $1.0 million, respectively, and was included in Hospital division revenue in the unaudited condensed consolidated statements of operations.
Note 10 – Commitments and Contingencies
Litigation. The Company, its consolidated subsidiaries or VIEs may be named in various claims and legal actions in the normal course of business and the matters listed under Part II, Item 1, Legal Proceedings. The outcome of these matters is currently not considered probable or reasonably estimable; accordingly, no provision or accrual has been recorded. Based upon counsel and management’s opinion, the ultimate resolution of such matters is not expected to have a material adverse effect on the unaudited condensed consolidated financial statements, except as stated in Part II, Item 1, Legal Proceedings.
Note 11 – Stock-based Compensation
Total stock-based compensation for the three months ended September 30, 2026 and 2025 was $7.4 million and $13.2 million, respectively, and for the nine months ended September 30, 2026 and 2025 was $6.4 million and $119.6 million, respectively. Stock-based compensation expense includes amounts recognized primarily for non-employee arrangements for the obligations for under-construction and ramping hospitals, as well as amounts granted to employees and board members for services rendered. The decreased balance for the three and nine months ended September 30, 2026 is due to the decrease of accrued stock-based compensation related to the obligations for under-construction and ramping hospitals. There have been no significant changes to options from those disclosed in Note 12 to the 2025 Form 10-K.
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
At the closing of the Merger, four hospitals were identified as Ramping Hospitals and 17 hospitals were identified as Under Construction Hospitals. Related to the four Ramping Hospitals, no additional issuances of common stock were made due to operating results for three Ramping Hospitals and the closure of one Ramping Hospital in February 2023. Of the 17 Under Construction Hospitals,
•Eight hospitals with Measurement Periods ended on or before September 30, 2026.

•Four hospitals with no Measurement Period as these hospitals' development plans have been abandoned.
•Two hospitals with Measurement Periods that end after September 30, 2026.
•Three hospitals with no defined Measurement Periods as these hospitals have not opened as of September 30, 2026.
In the tables below, we show the number of shares issuable, the number of shares issued to date, and compensation expense recognized with respect to hospitals with Measurement Periods that ended prior to the end of September 30, 2026.
Measurement Periods ending on or prior to September 30, 2026 (dollars in thousands):

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
In the table below, we show the estimated number of shares issuable to two hospitals with Measurement Periods that end after September 30, 2026 and are operating, but showing a pro forma calculation as if the respective Measurement Periods had ended on September 30, 2026. Since we cannot predict the future operating results of a particular hospital or the Nutex Health trading price at the end of such particular Measurement Period, the actual number of shares issuable to the former doctor owners of such Hospital cannot be determined.
Measurement Periods ending after September 30, 2026 (dollars in thousands):

Number of Hospitals	End of Measurement Period	Estimated Number of Shares Issuable	Estimated Compensation Expense	Inception-to-date Compensation Expense	Year-to-date 2026 Compensation Expense
1	November 30, 2026	—	—	—	$(2,181)
1	December 31, 2026	73,600	11,936	11,549	9,004
2		73,600	$11,936	$11,549	$6,823
The Company measures these obligations as liability-classified stock-based compensation at fair value (level 3) on each reporting date until settlement, with changes in fair value recognized in the consolidated statement of operations. The fair value of these awards is determined using Monte Carlo simulation, which incorporates inputs such as expected term, volatility, risk-free interest rate, dividend yield and the probability of achieving performance conditions. At September 30, 2026, the aggregate liability recorded for these obligations was $11.5 million as compared to $8.3 million at December 31, 2025. The change in fair value recognized in the consolidated statements of operations for three months ended September 30, 2026 and 2025 was $6.7 million and $13.2 million, respectively, and for the nine months ended September 30, 2026 and 2025 totaled $4.5 million and $119.6 million.
Restricted Stock Units. The following is an inception-to-date summary of the restricted stock units (RSUs) granted to certain employees and board members participating in the Company's long-term incentive program (shares and dollars in thousands):

Grant Date	RSUs Granted	Grant Date Fair Value	RSUs Vested	RSUs Forfeited	RSUs Unvested	Future Vesting Dates
June 16, 2024	118	$640.11	72	13	33	March 2027
March 10, 2025	61	2,484.02	18	7	36	March 2027 and 2028
July 14, 2025	3	280.00	3	—	—
March 2, 2026	34	3,982.29	—	—	34	March 2027, 2028, 2029
April 23, 2026	3	360.00	—	—	3	April 2027
Total	219	$7,746.41	93	20	106

The following table summarizes activity in restricted stock units:

	Shares (in thousands)	Weighted Average Grant-Date Fair Value Per Share
Non-vested awards, December 31, 2024	117	$37.23
Granted	61	41.15
Forfeitures	(7)	5.40
Vested	(37)	72.76
Non-vested awards, September 30, 2025	134	$36.20

Non-vested awards, December 31, 2025	127	$43.69
Granted	37	116.91
Forfeitures	(3)	34.16
Vested	(55)	53.14
Non-vested awards, September 30, 2026	106	$95.08
As of September 30, 2026 and 2025, we estimate $4.5 million and $2.4 million, respectively, of unrecognized compensation cost related to restricted stock units issued to our employees to be recognized over the weighted-average vesting period of 1.5 years and 1.6 years, respectively.
Employee Stock Purchase Plan. In May 2023, the Board adopted the 2023 Employee Stock Purchase Plan (“2023 ESPP”), which was subsequently approved by the Company’s stockholders and became effective in June 2023. The 2023 ESPP authorizes the initial issuance of up to 33,333 shares of the Company’s common stock to eligible employees, who are entitled to purchase shares of common stock equal to 85% of the closing price on the purchase date with accumulated payroll deductions. During the three months ended September 30, 2026 and 2025, the Company issued 943 shares and 351 shares, respectively, and for the nine months ended September 30, 2026 and 2025 issued 3,452 shares and 2,378 shares, respectively.
Note 12 – Equity
Share Repurchases and Retirements.
Activity related to the repurchase and retirement of shares is as follows:

Repurchase and retirement description	Three Months Ended September 30, 2026	Nine Months Ended September 30, 2026
Shares repurchased under the August 2025 Repurchase Program	—	118,867
Shares repurchased under the March 2026 Repurchase Program	—	46,524
Shares retired under the Settlement Agreements with former doctor owners of under construction hospitals	—	147,352
Total shares repurchased and retired	—	312,743
August 2025 Repurchase Program. On August 14, 2025, the Board authorized a stock repurchase program (the “August 2025 Repurchase Program”) of up to $25.0 million of the Company’s common stock over the subsequent six months. No repurchases for this program occurred during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company repurchased 118,867 shares of common stock under the August 2025 Repurchase Program in open market transactions at a weighted-average price of $168.65, for an aggregate price of $20.0 million, inclusive of transaction costs. The repurchases completed the August 2025 Repurchase Program.
March 2026 Repurchase Program. On March 4, 2026, the Board authorized a second stock repurchase program (the “March 2026 Repurchase Program”) of up to $25.0 million of the Company’s common stock over the subsequent six months. Pursuant to the March 2026 Repurchase Program, the Company may repurchase, from time to time, up to an aggregate of $25.0 million of its outstanding shares of common stock, exclusive of any fees, commissions or other expenses related to such repurchases. The March 2026 Repurchase Program permits the Company to repurchase shares of common stock at any time or from time to time at management’s discretion in open market transactions made in accordance with the provisions of Rule 10b-18 and/or Rule 10b5-1 under the Securities Exchange Act of 1934, as amended, privately negotiated transactions or by other means in accordance with applicable securities laws. The March 2026 Repurchase Program authorization does not obligate the Company to acquire any shares of its common stock and may be amended, suspended or discontinued at any time.
No repurchases for this program occurred during the three months ended September 30, 2026. During the nine months ended September 30, 2026, the Company repurchased 46,524 shares of common stock under the March 2026 Repurchase Program in open market transactions at a weighted-average price of $110.88 for an aggregate price of $5.2 million inclusive of transaction costs. The March 2026 Repurchase Program expired on September 4, 2026.
Settlement Agreements with certain Former Doctor Owners of Under Construction Hospitals. During the three and nine months ended September 30, 2026, the Company entered into agreements with certain former doctor owners to settle existing disputes and, in connection with the settlements, retire a portion of the shares issuable to satisfy obligations for under-construction and ramping hospitals. See Note 11 – Stock-based Compensation for discussion of additional issuances of stock for Under Construction Hospitals, an obligation within the Contribution Agreements. During the three and nine months ended September 30, 2026, the Company retired zero and 147,352 shares of common stock, respectively, at an aggregate value of zero and $25.3 million, respectively.
Common Stock Warrants. Warrant activity is as follows:

	Warrants Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life (years)
Warrants outstanding at December 31, 2024	207,338	$113.78	3.68
Warrants issued	—	—
Warrants exercised	—	—
Warrants expired	(3,701)	1,000.50
Warrants outstanding at September 30, 2025	203,637	$97.68	3.26

Warrants outstanding at December 31, 2025	144,620	$110.54	2.90
Warrants issued	—	—
Warrants exercised	(14,551)	30.00
Warrants expired	(18,810)	270.05
Warrants outstanding at September 30, 2026	111,259	$94.10	2.42
Warrants outstanding as of September 30, 2026 consisted of:

Expiration Date	Number Outstanding	Number Exercisable	Exercise Price
May 31, 2027	30,674	30,674	262.50
September 30, 2029	16,501	16,501	30.00
October 31, 2029	56,417	56,417	30.00
November 30, 2029	4,334	4,334	30.00
December 31, 2029	3,333	3,333	30.00
Total	111,259	111,259
Note 13 – Income Taxes
Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items is recognized in the period these occur.

Our effective tax rate was 21.0% and 21.9% for the three months ended September 30, 2026 and 2025, respectively, and for the nine months ended September 30, 2026 and 2025 was 18.7% and 25.2%. The primary difference from the federal statutory rate of 21% is related to state taxes, income of noncontrolling interests in flow-through entities and permanent differences for non-deductible expenses.
Note 14 – Earnings per Share
The following is the computation of earnings per basic and diluted share (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Basic and diluted earnings per share:
Numerator:
Net income attributable to common stockholders	$40,229	$55,435	$152,878	$58,955
Denominator:
Weighted average shares used to compute basic EPS	6,849,535	6,701,240	6,931,956	6,124,871
Basic earnings per share:	$5.87	$8.27	$22.05	$9.63

Diluted earnings per share:
Numerator:
Dilutive net income attributable to common stockholders	$40,229	55,705	$152,878	59,738
Denominator:
Weighted average shares used to compute basic EPS	6,849,535	6,701,240	6,931,956	6,124,871
Dilutive effect of convertible note	—	161,667	—	161,667
Dilutive effect of common stock warrants	74,116	99,667	72,836	88,407
Dilutive effect of unvested restricted stock units	82,479	110,152	80,731	108,492
Dilutive effect of contingently issuable shares	35,830	104,802	23,813	251,507
Weighted average shares used to compute diluted EPS	7,041,960	7,177,528	7,109,336	6,734,944
Diluted earnings per share:	$5.71	$7.76	$21.50	$8.87
Note 15 - Supplemental Cash Flows Information
The below supplemental cash flows information is presented in thousands:

	Nine Months Ended September 30,
	2026	2025
Cash paid for interest on long-term debt	$1,712	$1,963
Cash paid for interest on finance leases	16,273	15,508
Cash paid for operating leases	3,176	2,937
Cash paid for income taxes	44,530	70,095
Non-cash investing and financing activities:
Financed capital expenditures	3,617	121
Acquisition of financing leases	23,226	29,014
Debt converted to common stock	—	477
Common stock issued for Employee Stock Purchase Plan	477	147
Net reversal of financing lease due to acquisition of lessor	—	(15,008)

Adjustments to reconcile net income to net cash from operating activities for the nine months ended September 30, 2026 include the non-cash effect of change in estimate of $52.3 million related to the HaloMD contract amendment and CMS fee reduction. See Note 3 — Revenue.
Note 16 – Segment Information
We report the results of our operations as three segments in our unaudited condensed consolidated financial statements: (i) the hospital division, (ii) the population health management division and (iii) the real estate division. Reportable segment information, including intercompany transactions, is presented below (in thousands):

	September 30, 2026	December 31, 2025
Assets:
Hospital division	$959,201	$851,344
Population health management division	28,744	29,505
Real estate division	44,431	37,676
Total Assets	$1,032,376	$918,525

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue from external customers:
Hospital division	$209,097	$260,239	$618,519	$700,488
Population health management division	8,516	7,565	26,331	23,090
Total revenue	$217,613	$267,804	$644,850	$723,578

Revenue from inter-segment activities:
Real estate division	$1,106	$926	$3,460	$2,369

Segment expenses:
Hospital division
Payroll	$47,933	$38,431	$131,069	$108,914
Contract services	35,243	47,813	82,933	133,601
Medical supplies	4,132	3,307	13,483	11,920
Other hospital division expenses	13,203	12,026	41,250	34,486
Hospital division expenses	100,511	101,577	268,735	288,921
Population health management division expenses	9,954	6,341	25,149	21,171
Total segment expenses	$110,465	$107,918	$293,884	$310,092

Depreciation and amortization:
Hospital division	$5,105	$4,553	$14,883	$13,996
Population health management division	341	341	1,022	1,020
Real estate division	176	109	526	327
Total depreciation and amortization	$5,622	$5,003	$16,431	$15,343

Segment gross profit (loss):
Hospital division	$103,481	$154,107	$334,901	$397,571
Population health management division	(1,779)	883	160	899
Real estate division	(176)	(109)	(526)	(327)
Total segment gross profit	$101,526	$154,881	$334,535	$398,143

Consolidated operating income:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Total segment gross profit	$101,526	$154,881	$334,535	$398,143
Corporate and other costs	(24,428)	(24,514)	(54,454)	(153,436)
Consolidated operating income	$77,098	$130,367	$280,081	$244,707

Segment income:
Hospital division
Hospital division gross profit	$103,481	$154,107	$334,901	$397,571
Interest expense, net	7,139	5,651	20,485	17,074
Other expense	20	990	16	8,644
Hospital division income before income taxes	$96,322	$147,466	$314,400	$371,853
Population health management division income before income taxes	(1,754)	886	198	905
Real estate division loss before income taxes	(176)	(109)	(526)	(327)
Non-segment loss before income taxes	(21,852)	(24,304)	(47,887)	(153,544)
Income before income taxes	$72,540	$123,939	$266,185	$218,887

Capital expenditures:
Hospital division	$9,507	$490	$13,459	$1,387
Total capital expenditures	$9,507	$490	$13,459	$1,387

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
Summary quantitative information related to related party balances and transactions is presented below (in millions):
Balances with related parties in the condensed consolidated balance sheets:

		September 30,	December 31,
Balance sheet caption	Related party description	2026	2025
Accounts receivable - related party	Amounts due from noncontrolling interest owners of consolidated ER entities	$4.8	$6.0
Accounts payable - related party	Reimbursement of expenses incurred on behalf of the Company	$2.1	$1.1
Accounts payable - related party	Outstanding obligations of contributions for facilities under construction	$3.1	$2.0
Transactions with related parties in the condensed consolidated statements of operations and cash flows:

		Three Months Ended September 30,		Nine Months Ended September 30,
Type of transaction	Related party description	2026	2025	2026	2025
Lease payments - related party facilities (cash basis)	Cash payments under facility leases with real estate entities owned by related parties, including the CEO, and the corporate headquarters lease	$5.8	$5.7	$17.4	$16.6
Distributable cash paid to CEO	CEO’s pro‑rata share (approximately 38%) of aggregate distributable cash flow from two specified locations, after debt and tax obligations	$—	$0.4	$—	$3.4
Additional qualitative information:
•Physician LLCs: The physicians who work in the Company’s hospitals are employed by separate limited liability companies (“Physician LLCs”). The Company has no direct ownership interest in these entities; they are owned and, in some instances, controlled by related parties, including the CEO. The Physician LLCs are consolidated as variable interest entities because they do not have sufficient equity at risk and the Company has historically provided support in the event of cash shortages and is the primary beneficiary of their services.
•Real estate entities: Most hospital division facilities are leased from real estate entities owned by related parties. These leases are typically triple‑net, with the hospital division responsible for operating costs, repairs, and taxes. The Company consolidates certain real estate entities as variable interest entities when they do not have sufficient equity at risk and the Company’s hospital entities are guarantors or co‑borrowers under their mortgage loans. Real Estate VIEs with third‑party mortgage loans collateralized by land and buildings remain consolidated as of September 30, 2026; the Company has no direct ownership interest in two of these entities, which are owned and controlled by related parties including the CEO.
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

Note 18 – Variable Interest Entities
The following tables provide the balance sheet amounts for consolidated VIEs (in thousands):

	September 30, 2026
	Real Estate VIEs	Physician LLCs	Facility Entity	IPAs

Current assets	$1,519	$84,436	$1,082	$11,273
Property and equipment, net	18,404	—	1,226	86
Other long-term assets	485	—	19,554	—

Total assets	$20,408	$84,436	$21,862	$11,359

Current liabilities	1,112	11,418	—	11,359
Long-term liabilities	17,347	—	28,133	—

Total liabilities	18,459	11,418	28,133	11,359

Equity	1,949	73,018	(6,271)	—

Total liabilities and equity	$20,408	$84,436	$21,862	$11,359

	December 31, 2025
	Real Estate VIEs	Physician LLCs	Facility Entity	IPAs

Current assets	$161	$68,649	$526	$11,514
Property and equipment, net	18,819	4	1,195	99
Other long-term assets	375	—	20,098	—

Total assets	$19,355	$68,653	$21,819	$11,613

Current liabilities	201	13,143	1,229	11,613
Long-term liabilities	18,442	—	20,094	—

Total liabilities	18,643	13,143	21,323	11,613

Equity	712	55,510	496	—

Total liabilities and equity	$19,355	$68,653	$21,819	$11,613
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
Overview
Nutex Health Inc. is a physician-led, healthcare services and operations company with 28 hospital facilities in 12 states (hospital division), and a primary care-centric, risk-bearing population health management division. Our hospital division implements and operates innovative health care models, including micro-hospitals, specialty hospitals and hospital outpatient departments. The population health management division owns and operates provider networks such as independent physician associations (“IPAs”).
As of September 30, 2026, we employed approximately 1,093 full-time employees, contracted with over 280 doctors at our facilities and partnered with over 3,600 physicians within our networks. Our corporate headquarters is based in Houston, Texas. We were incorporated on April 13, 2000 in the state of Delaware.
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
The real estate division comprises of real estate entities along with activity related to the development and construction of hospital facilities. The real estate entities own the land and hospital buildings which are leased to our hospital entities. The real estate entities also include the Company's headquarters. These entities have mortgage loans payable to third parties which are collateralized by the land and buildings. We consolidate certain real estate entities as VIEs (the "Real Estate VIEs") in instances where our hospital entities are guarantors or co-borrowers under their outstanding mortgage loans. As of September 30, 2026, we continue to consolidate two Real Estate VIEs in our financial statements. The Real Estate VIEs are in part and, in some cases, controlled by related parties, including members of the Company’s executive management team.
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
Of the Company's billable visits, approximately 50-60% are submitted through the IDR process, with 40-50% of all billable visits resulting in an award determination. The difference is mainly due to claims rejected or withdrawn because of missing or incomplete information required to be provided by payors that is necessary to determine the plan’s eligibility for federal arbitration, claims not being filed timely, or coding and administrative errors. When an award determination is made, Nutex Health prevailed in over 80% of those determinations over the last nine months and collects, on average, over 80% of the award amounts as calculated on awards from inception through March of 2026.
The following tables present the allocation of the transaction price with the patient between the primary patient classification of insurance coverage:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Insurance	97%	97%	97%	97%
Self-pay	1%	1%	1%	1%
Workers' compensation	1%	1%	1%	1%
Medicare/Medicaid	1%	1%	1%	1%
Total	100%	100%	100%	100%
Recent Regulatory and IDR Related Developments.
IDR Operations Final Rule. The Federal IDR Operations final rule became effective August 3, 2026. Under this rule, the nonrefundable administrative fee drops from $115 to $15 per party per dispute for disputes initiated on or after June 11, 2026. Additionally, the rule updates batching limits and mandates registration in the new Federal IDR Registry.
Fifth Circuit Vacatur of Ghost Rates. On August 11, 2026, the Fifth Circuit, in an en banc decision, affirmed in part the U.S. District Court for the Eastern District of Texas which had previously vacated the rules that had required non-negotiated and artificially low “ghost rates” to be included in the qualifying payment amount (QPA) calculation. The District Court held that the rules unlawfully required the inclusion of ghost rates and the exclusion of bonus and incentive payments. Following the safe-harbor expiration effective October 1, 2026, payers may no longer include ghost rates or exclude incentive metrics. Violations would be subject to direct CMS enforcement.
CMS Audits. Two recent CMS audits document that CareSource, a non-profit, multi-state health insurance plan headquartered in Ohio, improperly substituted usual-and-customary rates for the required median in network rate and that Aetna (the administrator for the Ohio School Employees Retirement System) altered its data pool by excluding negotiated contract rates simply because no claims had been filed, indicating structural calculation errors. As required by law, federal IDR entities rely mainly on the QPA as calculated by insurers to determine fair payment. However, absent a CMS audit, there can be no assurance that QPAs are calculated as required by the NSA.
Dismissal of Insurer Lawsuits. Federal district courts in California, Florida, Georgia, Texas and Virginia dismissed insurer lawsuits in 2026, ruling that insurers cannot use secondary fraud or civil RICO claims to collaterally attack binding administrative IDR awards. Other cases remain pending, and all dismissals have been appealed.
Competing Proposed Congressional Legislation. The bipartisan No Surprises Act Enforcement Act, introduced in July 2025 by Rep. Greg Murphy and Sen. Roger Marshall, would keep arbitration and penalize payers that fail to pay within 30 days after an IDR payment determination at three times the difference between the initial payment and the IDR-determined rate, plus interest. Rep. Frank Pallone’s Lower Premiums, Faster Payments Act, introduced on October 8, 2026, would instead eliminate IDR entirely for services furnished on or after January 1, 2028. Instead, a recalculated QPA based solely on internal payer data would be implemented as the final, non-negotiable payment rate for a particular CPT code, specialty, and geographic region. The proposed Pallone bill would also require payment within 30 days, bar judicial review of the QPA methodology and mandate annual audits with public findings.
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
•Independent Dispute Resolution. Under the IDR provisions, Nutex Health and the insurer first must try to agree on a price for the services. If negotiations fail, either party has four business days to initiate IDR proceedings. If the parties pursue IDR, either the parties or the Department of Health and Human Services selects a Certified Independent Dispute Resolution Entity (“CIDRE”) to determine the final payment amount.
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
•In deciding which offer to award, the CIDRE must consider several factors outlined in the law, only one of which is the qualifying payment amount (“QPA”), which is calculated by the insurer, subject to the statutory definition as the “median of the contracted rates recognized by the plan or issuer . . . for the same or a similar item or service” offered in the same insurance market and geographic area. The QPA calculation remains a significant source of regulatory and litigation uncertainty: in August 2026, the Fifth Circuit, sitting en banc in TMA III, affirmed vacatur of key portions of the 2021 QPA methodology relating to non-negotiated “ghost rates” and bonus and incentive payments, while allowing the agencies’ exclusion of one-off, single-case agreements from contracted rates. See Legal challenges to HHS Final Rule below. Among the other factors to be considered by the CIDRE are the complexity or acuity of the case, the doctor’s expertise, and the scope of services provided at the facility.
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
•The NSA empowers HHS to assess penalties against insurers for failure to comply with the NSA, including timely payment of CIDRE awards. However, significant enforcement gaps remain in the current law. Several courts have held that providers do not have an express or implied private right of action to confirm or enforce unpaid IDR awards under the NSA, including the Fifth Circuit’s statement in Guardian Flight that the NSA contains no express right of action to enforce or confirm an IDR award and district court decisions in Delaware and New Jersey dismissing provider enforcement claims. Other courts have permitted enforcement or confirmation to proceed under different theories, including district court decisions in Maryland and Connecticut. In September 2026, aligning with the Fifth Circuit, the Second Circuit also held that the NSA does not provide an implied private right of action for providers to enforce IDR payment awards. Accordingly, the availability of private judicial enforcement of unpaid IDR awards remains unsettled and may depend on the forum.
•Highlighting the complexity and uncertainty with the NSA and IDR process and the unsuccessful results by various insurers, there are numerous pending lawsuits brought by insurers against IDR vendors and providers (other than Nutex), challenging the awards made in favor of the IDR vendors (including Nutex's vendor, HaloMD) and providers. The insurers have alleged, among other things, that the defendant vendors and providers engaged in fraudulent schemes with respect to IDR eligibility determinations. During 2026, federal district courts in several jurisdictions have granted the defendants’ motions to dismiss many of these lawsuits, primarily on the grounds that the NSA bars judicial review of IDR determinations except for certain narrow exceptions permitted under the Federal Arbitration Act that were not met. All dismissed cases have been appealed. In one of these dismissed cases that had been filed against HaloMD in the Northern District of Georgia, the court further held that the insurer had not adequately alleged a plausible fraud claim, reasoning that it was “highly improbable to infer from these facts that there is a vast conspiracy of providers and IDREs that have conspired to defraud the [insurer] of millions of dollars in thousands of NSA IDR proceedings,” and that it was “highly plausible to infer that the [insurer] engages in a consistent practice of submitting lowball offers to out-of-network providers in an effort to maximize its profits.”

•Reopening of Disputes Closed Prior to June 6, 2025 Only for CIDRE Clerical, Jurisdictional or Procedural Errors. On June 6, 2025 HHS published a Technical Assistance allowing the reopening of disputes (1) received on or after June 6, 2025, or (2) received prior to June 5, 2025, but not responded to prior to June 6, 2025. Reopening is permitted solely for clerical, jurisdictional or procedural errors by the CIDRE. Errors by the parties or substantive disputes among the parties, in particular, with respect to the qualifying payment amount and related statutorily prescribed factors, will not result in a reopening. In addition, HHS has increased the number of CIDREs from 13 to 17 and updated the federal submission portal with respect to, among other things, service-code modifier fields, duplicate-dispute validation, and resubmission rules.
•Federal IDR Operations Final Rule. On June 4, 2026, CMS and federal agencies published the Federal Independent Dispute Resolution Operations final rule, significantly restructuring the Federal IDR Process. Key changes include:
•the non-refundable administrative fee was reduced from $115 to $15 per party per dispute for disputes initiated on or after June 11, 2026;
•the revised batching rules expand permissible batching categories, cap batched determinations at 50 qualified IDR items or services, and apply certain batching revisions to disputes with open negotiation periods beginning November 1, 2026 or 90 calendar days after the Departments issue guidance announcing supporting portal functionality, depending on the provision;
•payors must use standardized Claim Adjustment Reason Codes (CARCs) and Remittance Advice Remark Codes (RARCs) on remittance advice sent to out-of-network providers in the manner and timeframe specified in future guidance, and the final rule states that plans and issuers will not be required to use CARCs and RARCs under the rule until the applicability date specified in that guidance;
•open negotiation notices and responses must be submitted through the Federal IDR portal, with standardized forms, expanded information requirements, supporting documentation, and response deadlines, once the relevant portal functionality and applicability dates are announced;
•payors must register with a new Federal IDR Registry, which is intended to provide a centralized source for contact information and information relevant to state law or all-payer model applicability, thereby reducing incorrectly initiated or ineligible disputes;
•CIDREs must determine eligibility no later than five business days after the final selection of the CIDRE; and
•failure to pay the administrative fee or timely pay the certified IDR entity fee will result in the non-paying party’s offer not being considered, while the party remains responsible for payment of the applicable fee.
In late 2026, the Federal IDR process will transition from single-use web forms to a new IDR Gateway, a centralized digital platform for managing disputes, with IDR Gateway functions supporting the final rule expected to be implemented on a rolling basis. The general effective date of the final rule is August 3, 2026, with many procedural changes taking effect 90 calendar days after the Departments issue guidance announcing that supporting portal functionality has become available. While the reduction of the administrative fee in particular is expected to have a positive impact, the Company is unable to predict the overall operational and financial impact of the IDR Operations Final Rule.
•Legal challenges to HHS Final Rule. The final rule has been the subject of multiple legal challenges. Beginning in September 2022, the Texas Medical Association (“TMA”) filed several actions in federal court in Texas, seeking, among other things, to invalidate the IDR related provisions of the final rule.
•Federal Court vacates 2021 HHS interim final rules to ensure fair and accurate rates (TMA III). On November 30, 2022, the TMA filed a lawsuit challenging the federal regulators’ methodology for calculating the QPA. The interim final rules allowed consideration of all negotiated rates, including rates appearing in contracts with providers who do not actually provide the particular service, referred to as “ghost rates,” and excluded certain bonus, incentive, risk-sharing and other payment adjustments from the QPA calculation. On August 24, 2023, the federal district court vacated several aspects of the QPA calculation methodology. After the Fifth Circuit initially reversed that vacatur, the court vacated its panel opinion and granted rehearing en banc. On August 11, 2026, the Fifth Circuit, sitting en banc, affirmed in part, reversed in part, and remanded. The court held that the agencies’ rules were unlawful to the extent they required inclusion of non-negotiated ghost rates and exclusion of bonus and incentive payments, but upheld the agencies’ exclusion of one-off, single-case agreements from the QPA calculation. The Departments may issue further guidance or rulemaking in response, and we cannot predict how the final resolution of the QPA methodology will affect out-of-network payments awarded in the IDR process.

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
•Payment Timeline. The IDR process is intended to take no more than 30 days, but in practice can take between three to five months before we receive IDR approved and adjusted payments, including the 30 day deadline for the payor to submit payments after the award has been determined.
•Late Payment or Non-Payment. Currently, HHS has the authority to impose financial penalties on payors for late payment or non-payment upon application of the provider, but the availability of a private judicial remedy to enforce unpaid IDR awards remains unsettled. The No Surprises Act Enforcement Act, if enacted, would impose additional penalties and interest for late payment or non-payment after an IDR entity payment determination, including a penalty tied to three times the difference between the initial payment or denial amount and the out-of-network rate.. See “Future Expectations” below.
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
“Bifurcated” states are states in which some out-of-network services are subject to the federal IDR process and others are subject to a specified state law or all-payer model agreement. The out-of-network services subject to either federal or state jurisdiction differ from state to state, rendering the medical billing process highly complex. HaloMD assists Nutex throughout our arbitration process in the bifurcated states of Texas, Florida, New Mexico, and the non-bifurcated states of Arizona, Arkansas, Idaho, Indiana, Kansas, Louisiana, Oklahoma, and Wisconsin, when we conclude that the payor has not properly paid or underpaid a claim for services as required under the NSA. In that regard, HaloMD works closely with us in navigating the following key area:
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
IDR Industry Trends. According to current arbitration data published by the Centers for Medicare and Medicaid Services (CMS), CIDREs are making significant progress in improving the overall Federal IDR process:
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
Overall, between April 15, 2022 and September 30, 2026, 7,798,616 disputes were initiated through the Federal IDR portal, with 5,805,326 payment determinations issued and 7,304,875 total disputes closed. During August and September 2026, certified IDR entities closed 784,352 disputes, exceeding the 750,022 disputes initiated during the same period, which CMS stated reflected continued processing efficiency and the near-elimination of the existing IDR backlog.

Future Expectations. We expect the federal arbitration process for out-of-network services will continue to evolve. On July 23, 2025, the No Surprises Act Enforcement Act was introduced in both the House and the Senate and referred to committee. The proposed legislation would, among other things, increase penalties for specified balance-billing-related violations, require payment notifications after IDR determinations, impose additional penalties and interest for late payment or non-payment after IDR entity payment determinations, and create additional transparency reporting requirements. We cannot predict whether this legislation will be approved and signed into law. Future federal court decisions, agency guidance, rulemaking, and regulatory changes may adversely affect our ability to collect the revenue for our services that we believe is fair and reasonable.
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
The federal IDR process experienced a significant systemic expansion in dispute volumes, resulting in severe processing backlogs and prolonged determination timelines that frequently exceed statutory windows. In response to these backlogs, HHS implemented several technical adjustments, including increasing the number of CIDREs from 13 to 17, updating the federal submission portal to adjust service-code modifier fields, and altering duplicate-dispute validation and resubmission rules. The 2026 IDR Operations Final Rule and IDR Gateway transition are intended to centralize notices and dispute information, improve early eligibility communications, standardize CARC and RARC information, implement a new payor registry, and reduce ineligible disputes, but the rule will be implemented in phases as supporting functionality becomes available.
While these administrative and technical updates are intended to improve portal efficiency over time, their immediate implementation may introduce further operational volatility, administrative complexity, and lingering eligibility challenges. The Departments anticipate that the final rule’s CARC and RARC requirements, open negotiation notices and responses, IDR initiation notices and responses, batching changes, and Federal IDR Registry could reduce ineligible disputes, but they also anticipate that the lower administrative fee could increase dispute volume.
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
Cost of Arbitration. There is a significant cost to enter the arbitration process. The arbitration process includes expenses associated with third party providers, including IDR entities, which typically collect fees at the beginning of the process, before the claim award amounts are decided by arbitrators. Effective June 30, 2026, the Company amended its Payment Dispute Resolution Services Agreement with HaloMD, L.L.C. to transition the fee payment structure to a pay-on-collected basis rather than payment due upon award determination, and to amend the service fee structure applicable to various federal and state net settlement amounts obtained on or after July 1, 2026. Pursuant to the Agreement, the Company may perform dispute resolution services in-house or through the engagement of another third-party vendor or service provider with respect to certain future facilities. In addition, on June 4, 2026, CMS and other federal agencies reduced the nonrefundable administrative fee for the federal IDR process from $115 to $15 per party per dispute, effective June 11, 2026. The Company accounted for the impact of these changes as a change in estimate in accordance with ASC 250 and recognized the effects prospectively in the period of change and future periods. The effect of these changes for the three and nine months ended September 30, 2026 is reflected as a zero and $52.3 million reduction to contract services expense, respectively, in the unaudited condensed consolidated statements of operations. According to the CMS, as of July 27, 2026, the nonrefundable administrative fee was $15 per party per dispute and the certified IDR entity fee ranged from $200 to $840 for single determinations and $268 to $1,173 for batched determinations. The total cost of arbitration for all Nutex hospital and professional services for the three months ended September 30, 2026 and 2025 totaled $27.8 million and $41.9 million, respectively, and for the nine months ended September 30, 2026 and 2025 totaled $61.4 million and $116.2 million, respectively.
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
Recent Developments
Cybersecurity Incident. As disclosed in Item 8.01 of the Current Report on Form 8-K filed with the SEC on August 24, 2026, and updated in Item 1.05 of the Form 8-K filed with the SEC on August 31, 2026, we became aware of unauthorized activity involving data stored on our computer network. We engaged an independent third-party cybersecurity response team and forensic experts, activated a cybersecurity response plan, implemented containment measures and notified law enforcement.
To date, we have not identified any material impact of the cybersecurity incident on our business operations or financial reporting systems. Based on the information currently available, our assessment of the materiality of the Cybersecurity Incident, as set forth in the August 31, 2026 8-K, has not changed. We will continue to evaluate the impact of the Cybersecurity Incident as more information becomes available through our ongoing analysis, and will provide further updates as warranted, including any required amendments to our prior disclosures. At this stage, we are unable to predict the outcome of the related litigation or estimate the potential impact of the Cybersecurity Incident on our business strategy, operations, financial condition, results of operations or the trading price of our common stock. We may incur additional costs and expenses in connection with the Cybersecurity Incident, including costs related to investigation, remediation, notification, litigation, and potential regulatory inquiries, which may not be fully covered by insurance. See Part II, Item 1, “Legal Proceedings — Purported Class Actions Related to the Cybersecurity Incident.”
Nasdaq Texas Approval. On September 23, 2026, the Company’s common stock commenced trading on Nasdaq Texas, LLC (“Nasdaq Texas”) under its current ticker symbol “NUTX.” The dual listing on Nasdaq Texas did not require any action by the Company’s stockholders and did not affect the Company’s outstanding shares of common stock. Shares of common stock remain fully fungible across both trading venues.

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
Following are the results of operations for the periods presented (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue:
Hospital division	$209,097	$260,239	$618,519	$700,488
Population health management division	8,516	7,565	26,331	23,090
Total revenue	217,613	267,804	644,850	723,578
Segment gross profit (loss):
Hospital division	103,481	154,107	334,901	397,571
Population health management division	(1,779)	883	160	899
Real estate division	(176)	(109)	(526)	(327)
Total segment gross profit	101,526	154,881	334,535	398,143
Corporate and other costs:
Stock-based compensation	7,388	13,217	6,357	119,606
General and administrative expenses	17,040	11,297	48,097	33,830
Total corporate and other costs	24,428	24,514	54,454	153,436
Operating income	77,098	130,367	280,081	244,707
Interest expense, net	4,862	5,452	14,215	17,250
Other expense (income)	(304)	976	(319)	8,570
Income before taxes	72,540	123,939	266,185	218,887
Income tax expense	15,197	27,140	49,762	55,138
Net income	57,343	96,799	216,423	163,749
Less: net income attributable to noncontrolling interests	17,114	41,364	63,545	104,794
Net income attributable to Nutex Health Inc.	$40,229	$55,435	$152,878	$58,955

Adjusted EBITDA(1)	$63,877	$98,530	$211,426	$242,965

Patient visits:
Hospital	54,622	46,232	154,326	140,074
(1)See reconciliation of net income attributable to Nutex Health Inc. to Adjusted EBITDA under Non-GAAP Financial Measures.
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025
Net income attributable to Nutex Health Inc. was $40.2 million, or income of $5.71 per diluted share, for the three months ended September 30, 2026 compared to net income attributable to Nutex Health Inc. of $55.4 million, or income of $7.76 per share, for the same period 2025. Our 2026 results were principally affected by:
•Higher patient visits, which increased by 18.1% during the three months ended September 30, 2026 as compared with the same period of 2025. Visits at same hospitals, which are hospitals that were opened by December 31, 2024, increased an average of 12.4% versus prior year.
•Hospital division revenue of $209.1 million for the three months ended September 30, 2026 as compared to $260.2 million for the same period in 2025, a decrease of $51.1 million.

•Lower income tax expense of $15.2 million for the three months ended September 30, 2026 compared to $27.1 million for the three months ended September 30, 2025, a decrease of $11.9 million.
•Net income attributable to noncontrolling interests of $17.1 million for the three months ended September 30, 2026 compared to $41.4 million for the three months ended September 30, 2025, a decrease of $24.3 million.
Adjusted EBITDA for the three months ended September 30, 2026 was $63.9 million as compared to $98.5 million for the same period in 2025. Refer to Non-GAAP Financial Measures discussed below for a definition and reconciliation of net income attributable to Nutex Health Inc. to Adjusted EBITDA.
A discussion of our segment results is included below.
Hospital Division. Our revenue for the three months ended September 30, 2026 totaled $209.1 million as compared to $260.2 million for the same period in 2025, a decrease of $51.1 million or 19.7%. The decrease was primarily driven by factors that favorably impacted revenue recognized in 2025, including the availability of additional collection data that supported higher estimates for services rendered in 2024 and the reconciliation of certain ineligible charts during the fourth quarter of 2025 that had been included from mid-2024 through the first nine months of 2025. Revenue related to same hospitals decreased by 20.1%.
Total patient visits increased 18.1% during the three months ended September 30, 2026 as compared with the same period in 2025 including the impact of the opening of two facilities throughout 2025 which are fully operating in 2026.
The hospital division’s gross profit was $103.5 million during the three months ended September 30, 2026, compared with $154.1 million in the same period in 2025, a decrease of 32.9%. The decrease is primarily driven by lower revenue in the current period than the same period in 2025.
Population Health Management Division. Our total revenue for the three months ended September 30, 2026 was $8.5 million as compared with $7.6 million for the same period in 2025, with the increase primarily due to increased members.
The population health management division had $1.8 million of loss before income taxes for the three months ended September 30, 2026 as compared to $0.9 million of income before income taxes for the same period in 2025. Strategically, we are focused on the growth of this division principally through the addition of new independent physician associations and have staffed our organization to manage larger numbers of such organizations.
Corporate and other costs. Corporate and other costs in the three months ended September 30, 2026 totaled $24.4 million as compared to $24.5 million for the same period in 2025, a decrease of 0.4%, attributed to the decrease in stock-based compensation of $5.8 million offset by the increase in general and administrative expenses of $5.7 million. General and administrative costs include our executive management, accounting, human resources, corporate technology, insurance and professional fees.
Nonoperating items
Interest expense, net. Interest expense, net was $4.9 million for the three months ended September 30, 2026 as compared with $5.5 million for the same period of 2025. The decrease in interest expense, net in 2026 is primarily due to the payoff of loans and interest income received from sweep accounts.
Income tax expense. Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items is recognized in the period these occur.
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025
Net income attributable to Nutex Health Inc. was $152.9 million, or income of $21.50 per diluted share, for the nine months ended September 30, 2026 compared to net income attributable to Nutex Health Inc. of $59.0 million, or income of $8.87 per share, for the same period 2025. Our 2026 results were principally affected by:
•Higher patient visits, which increased by 10.2% during the nine months ended September 30, 2026 as compared with the same period of 2025. Visits at same hospitals, which are hospitals that were opened by December 31, 2024, increased an average of 6.3% versus prior year.
•Hospital division revenue of $618.5 million for the nine months ended September 30, 2026 as compared to $700.5 million for the same period in 2025, a decrease of $82.0 million.

•Lower total stock-based compensation of $6.4 million for the nine months ended September 30, 2026 as compared to $119.6 million for the same period in 2025, a decrease of $113.2 million, primarily related to obligations for under construction and ramping hospitals.
•Net income attributable to noncontrolling interests of $63.5 million for the nine months ended September 30, 2026 as compared to $104.8 million for the same period in 2025, a decrease of $41.2 million.
Adjusted EBITDA for the nine months ended September 30, 2026 was $211.4 million as compared to $243.0 million for the same period in 2025. Refer to Non-GAAP Financial Measures discussed below for a definition and reconciliation of net income attributable to Nutex Health Inc. to Adjusted EBITDA.
A discussion of our segment results is included below.
Hospital Division. Our revenue for the nine months ended September 30, 2026 totaled $618.5 million as compared to $700.5 million for the same period in 2025, a decrease of $82.0 million or 11.7%. The decrease was primarily driven by factors that favorably impacted revenue recognized in 2025, including the availability of additional collection data that supported higher estimates for services rendered in 2024 and the reconciliation of certain ineligible charts during the fourth quarter of 2025 that had been included from mid-2024 through the first nine months of 2025. Revenue related to same hospitals decreased by 11.2%.
Total patient visits increased 10.2% during the nine months ended September 30, 2026 as compared with the same period in 2025 including the impact of the opening of two facilities throughout 2025 which are fully operating in 2026.
The hospital division’s gross profit was $334.9 million during the nine months ended September 30, 2026 compared with $397.6 million for the same period in 2025, a decrease of 15.8%. The decrease is primarily driven by lower revenue in the current period than the same period in 2025.
The nine months ended September 30, 2026 also experienced a decrease in total cost of arbitration, reflected as a reduction to contract services expense of $52.3 million, primarily due to the amendment to the Agreement with HaloMD effective June 30, 2026 and the reduction by CMS and other federal agencies of administrative fees ("CMS fee"). The amendment transitioned the applicable fee payment structure to a pay-on-collected basis (rather than payment due upon award determination) retroactive to the effective date of the original Agreement with HaloMD. This changes in fee payment structure contributed to $38.4 million of the reduction to contract services. Additionally, the amendment changed the service fee structure applicable to various federal and state net settlement amounts obtained on or after July 1, 2026. The impact of this change in service fee structure contributed to $9.6 million of the reduction to contract services. Regarding the CMS fee reduction, the non-refundable administrative fee for the federal IDR process reduced from $115 to $15 per party per dispute, effective June 11, 2026. The reduction in the CMS fee contributed to $4.3 million of the reduction to contract services.
Population Health Management Division. Our total revenue for the nine months ended September 30, 2026 was $26.3 million as compared with $23.1 million for the same period in 2025.
The population health management division had $0.2 million and $0.9 million of income before income taxes for the nine months ended September 30, 2026 and 2025, respectively. Strategically, we are focused on the growth of this division principally through the addition of new independent physician associations and have staffed our organization to manage larger numbers of such organizations.
Corporate and other costs. Corporate and other costs in the nine months ended September 30, 2026 totaled $54.5 million as compared to $153.4 million for the same period in 2025, a decrease of 64.5%. General and administrative costs include our executive management, accounting, human resources, corporate technology, insurance and professional fees. The decrease in corporate and other costs is primarily due to a decrease in stock-based compensation of $113.2 million related to obligations for under-construction and ramping hospitals, offset partially by an increase in general and administrative expenses of $14.3 million.
Nonoperating items
Interest expense, net. Interest expense, net was $14.2 million for the nine months ended September 30, 2026 as compared with $17.3 million for the same period of 2025. The decrease in interest expense, net in 2026 is primarily due to interest income received from sweeps as a result of increased investment of excess cash.

Income tax expense. Income tax provisions for interim quarterly periods are generally based on an estimated annual effective income tax rate calculated separately from the effect of significant, infrequent or unusual items related specifically to interim periods. The income tax impact of discrete items is recognized in the period these occur.
Liquidity and Capital Resources
As of September 30, 2026, we had $249.9 million of cash and equivalents, compared to $185.6 million of cash and equivalents as of December 31, 2025.
Significant sources and uses of cash during the first nine months of 2026.
Sources of cash:
•Cash from operating activities was $188.1 million, primarily driven by significantly higher net income largely attributable to a decrease in stock-based compensation related to obligations for under construction and ramping hospitals, and favorable developments in the arbitration process, which contributed to lower operating costs and expenses.
Uses of cash:
•Stock repurchases, cash payments in settlement of earn out obligations, and retirements of $50.7 million.
•Distributions, net of contributions, to noncontrolling interests totaled $52.0 million
•Repayments of lines of credit and notes payable $5.5 million.
•Repayments of finance leases totaled $4.5 million.
•Acquisitions of property and equipment totaled $8.9 million.
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
We routinely enter into equipment lease agreements to procure new or replacement equipment and may also finance these purchases with term debt. We have smaller lines of credit available for working capital purposes and are presently working to supplement or replace these with larger financing commitments. These larger financing commitments are subject to market conditions and we may not be able to obtain such larger financing commitments at favorable economic terms or at all.
Indebtedness. The Company’s indebtedness as of September 30, 2026 is presented in Item 1, “Financial Statements – Note 8 – Debt” and our lease obligations are presented in Item 1, “Financial Statements—Note 9 – Leases.”
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
Certain outstanding debt arrangements require minimum debt service coverage ratios and other financial covenants. At September 30, 2026, we were in compliance with these debt arrangements; we had remaining availability of $6.8 million under outstanding lines of credit.
Off-Balance Sheet Arrangements
As of September 30, 2026, we had no material off-balance sheet arrangements.
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
We define Adjusted EBITDA as net income attributable to Nutex Health Inc. plus interest expense, net, income taxes, depreciation and amortization, further adjusted for stock-based compensation, finance lease payments related to leases under ASC 842, certain defined items of expense and any acquisition-related costs and impairments. A reconciliation of net income to EBITDA and Adjusted EBITDA is included below.
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
EBITDA and Adjusted EBITDA are not intended to serve as alternatives to U.S. GAAP measures of performance and may not be comparable to similarly-titled measures presented by other companies. EBITDA and Adjusted EBITDA follow (in thousands):

	Three Months Ended September 30,
	2026	2025
Reconciliation of net income attributable to Nutex Health Inc. to Adjusted EBITDA:
Net income attributable to Nutex Health Inc.	$40,229	$55,435
Depreciation and amortization	5,622	5,003
Interest expense, net	4,862	5,452
Income tax expense	15,197	27,140
Allocation to noncontrolling interests	(2,565)	(1,243)
EBITDA	63,345	91,787
Stock-based compensation	7,388	13,217
Finance lease payments	(6,856)	(6,474)
Adjusted EBITDA	$63,877	$98,530

	Nine Months Ended September 30,
	2026	2025
Reconciliation of net income attributable to Nutex Health Inc. to Adjusted EBITDA:
Net income attributable to Nutex Health Inc.	$152,878	$58,955
Depreciation and amortization	16,431	15,343
Interest expense, net	14,215	17,250
Income tax expense	49,762	55,138
Allocation to noncontrolling interests	(7,490)	(3,815)
EBITDA	225,796	142,871
Stock-based compensation	6,357	119,606
Finance lease payments	(20,727)	(19,512)
Adjusted EBITDA	$211,426	$242,965
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk
With respect to the three and nine months ended September 30, 2026, there have been no material changes in our primary market risk exposures or how those exposures are managed since the information disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 4. Controls and Procedures
In accordance with Rules 13a-15 and 15d-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we carried out an evaluation, under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as that term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Based on that evaluation, we concluded that our disclosure controls and procedures were effective as of September 30, 2026, to provide reasonable assurance that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms.
There has been no change in our internal control over financial reporting that occurred during the three months and nine months ended September 30, 2026, that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
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
Nutex Holdco and Dr. Vo have filed their answers and counterclaims, addressing the allegations set forth and presenting their own claims against the ABQ Plaintiffs. On September 22, 2026, Nutex Holdco filed a traditional motion for partial summary judgment. The case is scheduled for the two-week trial docket beginning December 7, 2026. Nutex Health disputes the allegation that the Amendment was wrongfully executed and intends to defend against the ABQ Plaintiffs’ demands. The Company cannot guarantee that the ABQ Plaintiffs will not prevail in their demands, which would have a materially adverse effect on the Company and its stockholders.
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
Purported Class Actions Related to the Cybersecurity Incident
As disclosed in our Current Report on Form 8-K filed with the SEC on August 24, 2026, as updated by the Form 8-K (Item 1.05) filed on August 31, 2026, we became aware of unauthorized activity involving certain data stored on our computer network. Following such disclosure, several putative class action complaints were filed against the Company in the United States District Court for the Southern District of Texas, Houston Division, on behalf of a putative class of all individuals whose personally identifiable information and/or protected health information was allegedly accessed and/or acquired by an unauthorized party in connection with the incident.
At this stage, the Company is unable to predict the outcome of the litigation or estimate the potential impact of the incident on the Company’s business strategy, operations, financial condition, results of operations or the trading price of the Company’s common stock.
Item 1A. Risk Factors
In addition to the other information set forth in this Quarterly Report, you should carefully consider the risk factors and other cautionary statements described under the heading “Risk Factors” included in our Form 10-K for the year ended December 31, 2025, the Quarterly Reports on Form 10-Q for the periods ended March 31, 2026 and June 30, 2026, and the risk factors and other cautionary statements contained in our other SEC filings, which could materially affect our businesses, financial condition or future results. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition or future results.
Our business and operations could suffer in the event of material information technology system failures, security incidents, or other deficiencies in cybersecurity.
We rely on on-site and cloud-based information technology systems, parts of which are managed by third-party vendors, to conduct our business. Despite our security measures, our systems have been and could in the future be subject to incidents or disruptions.
In the ordinary course of our business, we and our physician partners are required to collect and store sensitive data, including personally identifiable information, protected health information and proprietary business information relating to our patients, employees, providers and business. While we use third-party security services and seek to mitigate vendor risk through contractual measures, these measures cannot provide absolute protection, and potential failures by our vendors or subcontractors could expose us to service disruptions, unauthorized access to our information, liability and reputational damage.
Like many organizations, we have been, and may in the future be, the subject of cyber-attacks. As disclosed in our Current Reports on Form 8-K filed on August 24, 2026 and August 31, 2026 (Item 1.05), and our subsequent update in September 2026, an unauthorized third party accessed and exfiltrated certain data from our computer network, including patient, employee, provider, business and financial information.
Unauthorized access, breach or loss of personal information could disrupt our operations and result in legal claims, regulatory investigations and penalties, and/or liability under federal or state privacy laws. For example, several putative class actions have been filed against us in the U.S. District Court for the Southern District of Texas arising from the cybersecurity incident we first disclosed on August 24, 2026, alleging our failure to maintain adequate security measures. We could also be required to notify affected individuals, regulators, or State Attorneys General in order to comply with state and federal law. We could incur significant remediation costs and reputational harm. Our insurance may not be sufficient to cover all liability and does not address reputational damage. Like many organizations, we may be the subject of future cyber-attacks.
Actual or perceived failures to comply with applicable data protection, privacy and security laws, regulations, standards and other requirements, including contractual obligations, could adversely affect our business, financial condition and results of operations.
Numerous federal and state laws, regulations and other obligations govern the collection, use, security and processing of personal information, including health-related information, and apply to us, including HIPAA, the Texas Data Privacy and Security Act, the Texas Medical Records Privacy Act, Texas Senate Bill 1188 (governing electronic health records and AI use in healthcare), and SEC cybersecurity rules.
These requirements are constantly evolving and may conflict, and any actual or perceived failure by us or third parties acting on our behalf to comply, even if unfounded, could result in investigations, significant civil and criminal penalties, operational restrictions, additional costs and reputational harm, and adversely affect our business and results of operations.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Recent Sales of Unregistered Securities; Use of Proceeds from Registered Securities
Not applicable.
Item 3. Defaults upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information
Trading Arrangements
During the three months ended September 30, 2026, none of the Company’s directors or officers (as defined in Rule 16a-1(f) of the Securities Exchange Act of 1934, as amended) adopted or terminated a Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (in each case, as defined in Item 408(a) of Regulation S-K) for the purchase or sale of the Company’s securities.
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
*Filed herewith

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on November 5, 2026.

Nutex Health Inc.

By:	/s/ Thomas T. Vo
Thomas T. Vo
Chief Executive Officer and Chairman of the Board (principal executive officer)

By:	/s/ Jon C. Bates
Jon C. Bates
Chief Financial Officer (principal financial officer and principal accounting officer)